Form 10-Q
period 2004-06-30
Google Inc.
filed 2004-08-16
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-50726

Google Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0493581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Amphitheatre Parkway

Mountain View, CA 94043

(Address of principal executive offices)

(Zip code)

(650) 623-4000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☐      NO  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

At July 31, 2004, the number of shares outstanding of the registrant’s Class A common stock, $0.001 par value, Class B common stock, $0.001 par value, and preferred stock was 12,398,854, 162,861,743 and 79,099,884, respectively.

GOOGLE INC.

Form 10-Q

For the Quarter Ended June 30, 2004

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Google Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2003	As of June 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,995	$254,698
Short-term investments	185,723	293,989
Accounts receivable, net of allowance of $4,670 and $5,611	154,690	191,187
Income taxes receivable	—	45,047
Deferred income taxes	22,105	30,334
Prepaid revenue share, expenses and other assets	48,721	66,634

Total current assets	560,234	881,889
Property and equipment, net	188,255	320,718
Goodwill	87,442	87,442
Intangible assets, net	18,114	16,313
Prepaid revenue share, expenses and other assets, non-current	17,413	21,660

Total assets	$871,458	$1,328,022

Liabilities, Redeemable Convertible Preferred Stock Warrant and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,175	$61,830
Accrued compensation and benefits	33,522	33,931
Accrued expenses and other current liabilities	26,411	41,054
Accrued revenue share	88,672	93,435
Deferred revenue	15,346	18,256
Income taxes payable	20,705	—
Current portion of equipment leases	4,621	3,751

Total current liabilities	235,452	252,257
Long-term portion of equipment leases	1,988	456
Deferred revenue, long-term	5,014	6,023
Liability for stock options exercised early, long-term	6,341	8,576
Deferred income taxes	18,510	42,199
Other long-term liabilities	1,512	1,512

Commitments and contingencies

Redeemable convertible preferred stock warrant	13,871	—

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 164,782 and 164,782 shares authorized at December 31, 2003 and June 30, 2004, 71,662 and 79,099 shares issued and outstanding at December 31, 2003 and June 30, 2004, liquidation preference of $40,815 and $62,458 at December 31, 2003 and June 30, 2004	44,346	79,860
Class A and Class B common stock, $0.001 par value: 700,000 shares authorized, 160,866 and 165,012 shares issued and outstanding, excluding 11,987 and 10,203 shares subject to repurchase at December 31, 2003 and June 30, 2004	161	165
Additional paid-in capital	725,219	956,882
Note receivable from officer/stockholder	(4,300)	—
Deferred stock-based compensation	(369,668)	(352,815)
Accumulated other comprehensive income	1,660	(1,481)
Retained earnings	191,352	334,388

Total stockholders’ equity	588,770	1,016,999

Total liabilities, redeemable convertible preferred stock warrant and stockholders’ equity	$871,458	$1,328,022

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)
Revenues	$311,199	$700,212	$559,817	$1,351,835
Costs and expenses:
Cost of revenues	117,401	326,377	204,596	641,775
Research and development	17,492	45,762	29,997	80,781
Sales and marketing	24,822	56,777	42,589	104,681
General and administrative	12,535	25,577	22,562	47,083
Stock-based compensation(1)	34,165	74,761	70,583	151,234

Total costs and expenses	206,415	529,254	370,327	1,025,554

Income from operations	104,784	170,958	189,490	326,281
Interest income (expense) and other, net	766	(1,498)	719	(1,198)

Income before income taxes	105,550	169,460	190,209	325,083
Provision for income taxes	73,382	90,397	132,241	182,047

Net income	$32,168	$79,063	$57,968	$143,036

Net income per share:
Basic	$0.24	$0.51	$0.44	$0.93

Diluted	$0.12	$0.30	$0.23	$0.54

Number of shares used in per share calculations:
Basic	135,710	155,441	131,525	153,263

Diluted	257,361	266,263	253,024	265,223

(1) Stock-based compensation is allocated as follows (see Note 1):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)
Cost of revenues	$1,361	$2,546	$2,813	$7,622
Research and development	18,814	45,836	38,237	92,102
Sales and marketing	7,093	13,431	14,711	27,576
General and administrative	6,897	12,948	14,822	23,934

	$34,165	$74,761	$70,583	$151,234

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2003	2004
	(unaudited)
Operating activities
Net income	$57,968	$143,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	15,885	49,824
Amortization of warrants	4,732	62
Amortization of intangibles	2,114	4,801
In-process research and development	—	950
Stock-based compensation	70,583	151,234
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(34,174)	(36,497)
Income taxes, net	16,619	42,950
Prepaid revenue share, expenses and other assets	(13,750)	(21,946)
Accounts payable	10,727	15,642
Accrued expenses and other liabilities	6,232	11,866
Accrued revenue share	35,923	4,763
Deferred revenue	4,315	3,919

Net cash provided by operating activities	177,174	370,604

Investing activities
Purchases of property and equipment	(60,553)	(182,283)
Purchase of short-term investments	(89,528)	(471,081)
Maturities and sales of short-term investments	97,474	361,908
Acquisitions, net of cash acquired	(39,452)	(3,538)

Net cash used in investing activities	(92,059)	(294,994)

Financing activities
Proceeds from exercise of stock options, net	7,845	8,553
Proceeds from exercise of warrants	—	21,877
Payments of notes receivable from stockholders	—	4,300
Payments of principal on capital leases and equipment loans	(3,946)	(2,403)

Net cash provided by financing activities	3,899	32,327

Effect of exchange rate changes on cash and cash equivalents	(689)	(2,234)

Net increase in cash and cash equivalents	88,325	105,703
Cash and cash equivalents at beginning of year	57,752	148,995

Cash and cash equivalents at end of period	$146,077	$254,698

Supplemental disclosures of cash flow information
Cash paid for interest	$920	$477

Cash paid for taxes	$115,733	$138,818

Acquisition related activities:
Issuance of common stock in connection with acquisitions, net of deferred stock-based compensation	$64,243	$428

Reduction in income taxes payable due to warrant exercises	$—	$93,244

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. The Company and Summary of Accounting Policies

Nature of Operations

Google Inc. (“Google” or the “Company”) was incorporated in California in September 1998. The Company re-incorporated in the State of Delaware in August 2003. The Company offers highly targeted advertising solutions, global Internet search solutions through its own destination Internet site and intranet solutions via an enterprise search appliance.

Basis of Consolidation

The consolidated financial statements include the accounts of Google and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of June 30, 2004, the consolidated statements of income for the three and six months ended June 30, 2003 and 2004, and the consolidated statements of cash flows for the six months ended June 30, 2003 and 2004 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position at June 30, 2004, its results of operations for the three and six months ended June 30, 2003 and 2004, and its cash flows for the six months ended June 30, 2003 and 2004. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Registration Statement on Form 10 filed on April 29, 2004, as amended.

Revenue Recognition

The following table presents the Company’s revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)
Advertising revenues:
Google web sites	$183,102	$343,442	$341,002	$646,974
Google Network web sites	117,583	346,226	198,801	679,978

Total advertising revenues	300,685	689,668	539,803	1,326,952
Licensing and other revenues	10,514	10,544	20,014	24,883

Net revenues	$311,199	$700,212	$559,817	$1,351,835

In the first quarter of 2000, the Company introduced its first advertising program through which it offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid the Company based on the number of times their ads were displayed on users’ search results pages and the

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Company recognized revenue at the time these ads appeared. In the fourth quarter of 2000, the Company launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. AdWords advertisers originally paid the Company based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, the Company began offering AdWords exclusively on a cost-per-click basis, so that an advertiser pays the Company only when a user clicks on one of its ads. The Company recognizes as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results on Google web sites. Effective January 1, 2004, the Company now offers a single pricing structure to all of its advertisers based on the AdWords cost-per-click model.

Google AdSense is the program through which the Company distributes its advertisers’ text-based ads for display on the web sites of the Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the fees it receives from its advertisers. This revenue is reported gross primarily because the Company is the primary obligor to its advertisers.

The Company generates fees from search services through a variety of contractual arrangements, which include per-query search fees and search service hosting fees. Revenues from set-up and support fees and search service hosting fees are recognized on a straight-line basis over the term of the contract, which is the expected period during which these services will be provided. The Company’s policy is to recognize revenues from per-query search fees in the period queries are made and results are delivered.

The Company provides search services pursuant to certain AdSense agreements. Management believes that search services and revenue share arrangements represent separate units of accounting pursuant to EITF 00-21 Revenue Arrangements with Multiple Deliverables. These separate services are provided simultaneously to the Google Network member and are recognized as revenues in the periods provided.

The Company also generates fees from the sale and license of its Search Appliance, which includes hardware, software and 12 to 24 months of post-contract support. As the elements are not sold separately, sufficient vendor-specific objective evidence does not exist for the allocation of revenue. As a result, the entire fee is recognized ratably over the term of the post-contract support arrangement in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended.

Deferred revenue is recorded when payments are received in advance of the Company’s performance in the underlying agreement on the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to Google Network members. These payments are primarily based on revenue share arrangements under which the Company pays its Google Network members most of the fees it receives from its advertisers. In addition, certain AdSense agreements obligate the Company to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. The Company amortizes guaranteed minimum revenue share prepayments (or accretes an amount payable to its Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site. In addition, concurrent with the commencement of certain AdSense agreements the Company purchased certain items from, or provided other consideration to, its Google Network members. These amounts are amortized on a pro-rata basis over the related term of the agreement.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Traffic acquisition costs were $96.6 million and $277.0 million in the three months ended June 30, 2003 and 2004, and $166.7 million and $548.0 million in the six months ended June 30, 2003 and 2004.

In addition, cost of revenues consists of the expenses associated with the operation of the Company’s data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees relating to processing customer transactions.

Reclassification

Revenues and cost of revenues amounts have been reclassified in all periods presented to reflect the reporting of revenues equal to the advertiser fees received by the Company. The Company had previously reported revenues net of payments and amounts owed to its Google Network members under its AdSense program.

Stock-based Compensation

Stock-based compensation as shown on the accompanying consolidated income statements consists of amortization of deferred stock-based compensation related to restricted shares and options to purchase Class A and Class B common stock to employees and the values of options to purchase such stock issued to non-employees.

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS 123”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, deferred compensation for options granted to employees is equal to its intrinsic value, determined as the difference between the exercise price and the reassessed value for accounting purposes of the underlying stock on the date of grant.

For purposes of financial accounting for employee stock-based compensation, management has applied hindsight within each year to arrive at reassessed values for the shares underlying the options. The Company has recorded deferred stock-based compensation equal to the difference between these reassessed values and the exercise prices.

In connection with restricted shares and unvested stock options granted to employees, the Company recorded deferred stock-based compensation costs of $47.0 million and $58.1 million for the three months ended June 30, 2003 and 2004, and $176.3 million and $134.2 million for the six months ended June 30, 2003 and 2004.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Net amortization of deferred stock-based compensation totaled $30.4 million and $72.1 million in the three months ended June 30, 2003 and 2004 and $65.0 million and $145.8 million in the six months ended June 30, 2003 and 2004. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with SFAS 123, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in connection with Selling, Goods or Services (“EITF 96-18”), and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, over the vesting period of each respective restricted share and stock option, generally over four or five years. The remaining unamortized, deferred stock-based compensation for all restricted shares and stock option grants through June 30, 2004 assuming no change in the stock option accounting rules and assuming all employees remain employed at Google for their remaining vesting periods will be expensed as follows over the remaining six months of 2004 and each of the next four years and thereafter (in millions):

(unaudited)
2004	$117.2
2005	137.7
2006	66.9
2007	24.1
2008	5.2
Thereafter	1.7

$352.8

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18. Under SFAS 123 and EITF 96-18, the Company uses the Black-Scholes method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

The Company recorded stock-based compensation expense for the value of stock options earned by non-employees of $3.8 million and $2.7 million in the three months ended June 30, 2003 and June 30, 2004 and $5.6 million and $5.4 million in the six months ended June 30, 2003 and June 30, 2004. No options that vest over time were granted to non-employees in the six months ended June 30, 2004.

Pro forma information regarding net income has been determined as if the Company had accounted for its employee stock options under the method prescribed by SFAS 123. The resulting effect on pro forma net income disclosed may not be representative of the effects on net income on a pro forma basis in future years.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Had compensation cost for options granted under the option plans been determined based on the fair value method prescribed by SFAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)
Net income, as reported	$32,168	$79,063	$57,968	$143,036
Add: Stock-based employee compensation expense included in reported net income	30,370	72,086	64,989	145,803
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(30,766)	(73,994)	(65,709)	(148,599)

Net income, pro forma	$31,772	$77,155	$57,248	$140,240

Net income per share:
As reported—basic	$0.24	$0.51	$0.44	$0.93
Pro forma—basic	$0.23	$0.50	$0.44	$0.92
As reported—diluted	$0.12	$0.30	$0.23	$0.54
Pro forma—diluted	$0.12	$0.29	$0.23	$0.53

For purposes of the above pro forma calculation, the value of each option granted through June 30, 2004 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)
Risk-free interest rate	1.68%	2.81%	1.87%	2.51%
Expected volatility	75%	75%	75%	75%
Expected life (in years)	3	3	3	3
Dividend yield	—	—	—	—

The weighted-average fair value of an option granted in the three months ended June 30, 2003 and 2004 was $27.06 and $71.21 and in the six months ended June 30, 2003 and 2004 was $16.18 and $73.17, using the Black-Scholes pricing model.

Stock Options Exercised Early

The Company typically allows employees to exercise options prior to vesting. Upon the exercise of an option prior to vesting, the exercising optionee is required to enter into a restricted stock purchase agreement with the Company, which provides that the Company has a right to repurchase the shares purchased upon exercise of the option at the original exercise price; provided, however, that its right to repurchase these shares will lapse in accordance with the vesting schedule included in the optionee’s option agreement. In accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002, which are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

exercise price and the related dollar amount is recorded as a liability. The shares and liability are only reclassified into equity on a ratable basis as the award vests. The Company has applied this guidance and recorded a liability on the consolidated balance sheets relating to 11,987,482 and 10,203,007 of options granted subsequent to March 21, 2002 that were exercised and are unvested at December 31, 2003 and at June 30, 2004.

Class A and Class B Common Stock

The Company’s certificate of incorporation previously provided that upon an initial public offering meeting certain criteria, the Company’s Class A Senior common stock, which has ten votes per share, would automatically convert into common stock, which has one vote per share. In April 2004, the Company’s Board of Directors authorized, and on June 25, 2004 its stockholders approved, certain amendments to the Company’s certificate of incorporation. Pursuant to these amendments, each share of Class A Senior common stock was reclassified as one share of Class B common stock and each share of common stock was reclassified as one share of Class A common stock. In addition, these amendments changed the conversion rights of the Class A Senior common stock (now Class B common stock) to provide that these shares would no longer automatically convert into shares of common stock (now Class A common stock) upon an initial public offering. Also, shares of Class B common stock may be converted at any time at the option of the stockholder into Class A common stock and automatically convert upon any sale or transfer (subject to certain exceptions set forth in the certificate of incorporation). These amendments have been reflected in the accompanying consolidated financial statements as if they had been made at the inception of the Company.

Stock Split

In February and June 2003, the Company affected separate two-for-one stock splits. All references to Class A and Class B common stock and preferred stock shares and per share amounts including options and warrants to purchase Class A and Class B common stock have been retroactively restated to reflect the stock split as if such split had taken place at the inception of the Company.

Net Income Per Share

The Company computes net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of Class A and Class B common shares outstanding during the period except that it does not include unvested Class A and Class B common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of Class A and Class B common shares and, if dilutive, potential Class A and Class B common shares outstanding during the period. Potential Class A and Class B common shares consist of the incremental Class A and Class B common shares issuable upon the exercise of stock options, warrants, unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)
Basic and diluted net income per share:
Numerator:
Net income	$32,168	$79,063	$57,968	$143,036

Denominator:
Weighted average Class A and Class B common shares outstanding	169,709	174,897	164,346	174,317
Less: Weighted average unvested Class A and Class B common shares subject to repurchase or cancellation	(33,999)	(19,456)	(32,821)	(21,054)

Denominator for basic calculation	135,710	155,441	131,525	153,263
Effect of dilutive securities
Add:
Weighted average convertible preferred shares	70,756	76,545	70,593	74,103
Weighted average stock options and warrants and unvested Class A and Class B common shares subject to repurchase or cancellation	50,895	34,277	50,906	37,857

Denominator for diluted calculation	257,361	266,263	253,024	265,223

Net income per share, basic	$0.24	$0.51	$0.44	$0.93

Net income per share, diluted	$0.12	$0.30	$0.23	$0.54

Derivative Financial Instruments

The Company hedges certain net asset and liability exposures with forward foreign exchange contracts to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. No foreign currency hedge transactions were entered into prior to the three months ended June 30, 2004.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, The Company recognizes derivative instruments and hedging activities as either assets or liabilities on the balance sheet at fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2004. Changes in the fair value of these instruments are recorded as interest income (expense) and other, net and were not material in the three months ended June 30, 2004. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with Euros was $116.9 million at June 30, 2004. There were no other forward foreign exchange contracts outstanding at June 30, 2004.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2003	As of June 30, 2004

		(unaudited)
Cash and cash equivalents	$148,995	$254,698

Short-term investments:
Municipal securities	166,538	277,629
Market auction preferred securities(1)	8,000	3,000
U.S. government notes	11,185	13,360

Total short-term investments	185,723	293,989

Total cash, cash equivalents and short-term investments	$334,718	$548,687

(1)	Market auction preferred securities are securities with perpetual maturities that are structured with short-term reset dates of generally less than 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par. These securities are classified in the table below based on their stated maturity dates.

The Company has not experienced any significant realized gains or losses on its investments in the periods presented. Gross unrealized gains and losses at December 31, 2003 and at June 30, 2004 were not material.

Note 3. Contingencies

Legal Matters

See Note 6 for a discussion of a settlement agreement entered into between the Company and Yahoo! Inc.

Companies have also filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. A court in France has held us liable for allowing advertisers to select certain trademarked terms as keywords. We have appealed this decision. We were also subject to two lawsuits in Germany on similar matters where one court preliminarily reached a similar conclusion as the court in France while another court held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating similar issues in other cases in the U.S., France, Germany and Italy. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

Currently, there is no other significant litigation pending against the Company other than as described above. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company’s business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Rescission Offer

Shares issued and options granted under the Company’s 1998 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2) and 2003 Stock Plan (No. 3) may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. As a result, the Company intends to make a rescission offer to the holders of these shares and options beginning approximately 30 days after the effective date of this registration statement. If this rescission offer is accepted, the Company could be required to make aggregate payments to the holders of these shares and options of up to $25.9 million, which includes statutory interest, based on shares and options outstanding as of June 30, 2004. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject the rescission offer, the Company may continue to be liable for this amount under federal and state securities laws. As management believes there is only a remote possibility the rescission offer will be accepted by any of the Company’s option holders and stockholders in an amount that would result in a material expenditure by the Company, no liability has been recorded. Management does not believe that this rescission offer will have a material effect on the Company’s results of operations, cash flows or financial position.

Note 4. 2004 Stock Plan

In April 2004, the Company’s board of directors adopted, and on June 25, 2004, its stockholders approved, the 2004 Stock Plan. The 2004 Stock Plan provides for the grant of incentive stock options to the Company’s employees and nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock based awards to the Company’s employees, directors, and consultants. No awards have yet been issued pursuant to the 2004 Stock Plan.

Note 5. Information about Geographic Areas

The Company’s chief operating decision-makers (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, the Company considers itself to be in a single reporting segment and operating unit structure.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geography are based on the billing address of the advertiser. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
	(unaudited)
Revenues:
United States	$223,062	$482,508	$404,478	$928,921
International	88,137	217,704	155,339	422,914

Total revenues	$311,199	$700,212	$559,817	$1,351,835

	As of December 31, 2003	As of June 30, 2004

		(unaudited)
Long-lived assets:
United States	$267,348	$400,282
International	43,876	45,851

Total long-lived assets	$311,224	$446,133

Note 6. Subsequent Events

Initial Public Offering

On April 29, 2004, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for an initial public offering of the Company’s Class A common stock. On August 16, 2004, the Company amended that Registration Statement to sell 25.7 million shares of Class A common stock, of which Google and selling stockholders are offering to sell 14.1 million and 11.6 million shares. In addition, the selling stockholders have granted the underwriters the right to purchase up to an additional 3.9 million shares to cover over-allotments.

Settlement of Disputes with Yahoo

On August 9, 2004, the Company and Yahoo entered into a settlement agreement resolving two disputes that had been pending between them. The first dispute concerned a lawsuit filed by Yahoo’s wholly-owned subsidiary, Overture Services, Inc., against the Company in April 2002 asserting that certain services infringed Overture’s U.S. Patent No. 6,269,361. In its court filings, the Company denied that it infringed the patent and alleged that the patent was invalid and unenforceable.

The second dispute concerned a warrant held by Yahoo to purchase 3,719,056 shares of the Company’s stock in connection with a June 2000 services agreement. Pursuant to a conversion provision in the warrant, the Company in June 2003 issued 1,229,944 shares to Yahoo. Yahoo contended it was entitled to a greater number of shares, while the Company contended that it had fully complied with the terms of the warrant.

As part of the settlement, Overture will dismiss its patent lawsuit against the Company and has granted the Company a fully-paid, perpetual license to the patent that was the subject of the lawsuit and several related patent applications held by Overture. The parties also mutually released any claims against each other concerning the warrant dispute. In connection with the settlement of these two disputes, the Company issued to Yahoo 2,700,000 shares of Class A common stock.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company will incur a non-cash charge in the third quarter of 2004 related to this settlement. Based on an assumed per share value of the settlement consideration equal to the midpoint of the proposed initial public offering price range included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004, the Company preliminarily estimates that this non-cash charge will be between $260 million and $290 million in the three months ending September 30, 2004. The non-cash charge will include, among other items, the value of shares associated with the settlement of the warrant dispute. The non-cash charge associated with these shares is required because the shares are being issued after the warrant was converted. The Company will also realize an income tax benefit in the third quarter, based on preliminary estimates, of between $100 million and $115 million related to this non-cash charge. The charge will result in a net loss for the Company in the three months ending September 30, 2004. The Company anticipates that it will capitalize various intangible assets obtained in this settlement and that these amounts will be amortized ratably over their useful lives, preliminarily expected to be between one and five years. The issuance of 2,700,000 shares represents approximately one percent of the number of shares currently expected to be used in the diluted per share calculation for the three and nine months ending September 30, 2004 and for the year ending December 31, 2004. The foregoing estimates of the amounts to be expensed, the associated tax benefit and the periods over which the capitalized assets will be amortized, are preliminary. As a result, these estimates are subject to further review and may change materially. In finalizing these amounts, the Company expects to use the actual initial public offering price to determine the reported value of the settlement consideration. The Company will also engage a third party valuation consultant to assist management in the allocation of the settlement amount and the determination of the useful lives of the capitalized assets and expects to complete these analyses during the third quarter of 2004.

The unaudited pro forma information below presents net income (loss) and per share amounts assuming the settlement had occurred on January 1, 2003 and balance sheet data assuming it had occurred on December 31, 2003. For the purposes of the settlement we have assumed a per share value of the settlement consideration equal to the midpoint of the proposed initial public offering price range included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The unaudited pro forma adjustments were derived from the preliminary estimates discussed above and in the related footnotes below. These estimates are subject to further review and may change materially. The following data is in thousands, except per share and footnote amounts:

	Year Ended December 31, 2003					Six Months Ended June 30, 2004
	Actual	Pro Forma Adjustments		Pro Forma		Actual	Pro Forma Adjustments		Pro Forma
		(unaudited)		(unaudited)		(unaudited)	(unaudited)		(unaudited)
		$(275,000	)(a)				$—
		107,500	(b)				—
		(18,000	)(c)				(9,000	)(c)
		5,000	(d)				2,500	(d)

Net income (loss)	$105,648	$(180,500)		$(74,852)		$143,036	$(6,500)		$136,536

Net income (loss) per share—basic	$0.77			$(0.53)		$0.93			$0.88
Shares used in per share calculation—basic	137,697	2,700	(e)	140,397		153,263	2,700	(e)	155,963
Net income per share—diluted	$0.41			—	(h)	$0.54			$0.51
Shares used in per share calculation—diluted	256,638			—	(h)	265,223	2,700	(e)	267,923

	December 31, 2003
	Actual	Pro Forma Adjustments		Pro Forma
		(unaudited)		(unaudited)
Total assets	$871,458	$53,050	(f)	$924,508

Total liabilities	268,817	(107,500	)(b)	161,317

Stockholders’ equity		(275,000	)(a)
		107,500	(b)
		328,050	(g)

Total stockholders’ equity	588,770	160,550		749,320

(a)	To reflect the one-time non-cash charge related to the settlement of the warrant dispute and other items assumed to be equal to the midpoint of the preliminarily estimated range of between $260 million and $290 million.

(b)	To reflect the income tax benefit related to the non-cash charge (noted in (a) above) assumed to be equal to the midpoint of the preliminarily estimated range of between $100 million and $115 million.

(c)	To reflect the amortization expense related to the various intangible assets obtained in this settlement based on a preliminarily estimated average amortization period of approximately 3 years.

(d)	To reflect the income tax benefit resulting from the amortization expense related to the various intangible assets obtained in this settlement.

(e)	To reflect the 2,700,000 shares of Class A common stock issued to Yahoo in connection with this settlement.

(f)	To reflect the capitalization of various intangible assets obtained in this settlement.

(g)	To reflect the value of the 2,700,000 shares of Class A common stock issued to Yahoo in connection with this settlement based on an assumed per share value of $121.50 which is equal to the midpoint of the proposed initial public offering price range included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004.

(h)	The “income per share—diluted” amount for the year ended December 31, 2003 pro forma is not provided because the effect of the additional shares is anti-dilutive.

The following table provides a preliminary allocation of the preliminarily estimated $328 million ascribed to the value of the shares issued in connection with this settlement. These estimates are subject to further review and may change materially.

	(in thousands)
	(unaudited)
Settlement of warrant dispute and other items	$275,000	(see footnote (a) above)
Intangible assets	53,050	(see footnote (f) above)

Total consideration	$328,050

Magazine Article

Information about the Company has been published in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” This article includes quotations from Larry Page and Sergey Brin and has been reprinted by a number of news media outlets. The Company does not believe that its involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if the Company’s involvement were held by a court to be in violation of the Securities Act of 1933, the Company could be required to repurchase the shares sold to purchasers in the offering under the Company’s Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004, at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The Company would contest vigorously any claim that a violation of the Securities Act occurred. Management currently believes there is only a remote possibility that the ultimate outcome with respect to any such claim that might be made would materially adversely affect the operating results, financial position or liquidity of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Form 10-Q contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsection entitled “Factors That May Affect Future Results and Financial Condition” below. The following discussion should be read in conjunction with our Registration Statement on Form 10 filed April 29, 2004, as amended, and the consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. We assume no obligation to revise or update any forward-looking statements for any reason, except as required by law.

Overview

We are a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top Internet destination and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create and organize information that is useful to them.

•	Advertisers. We provide advertisers our Google AdWords program, an auction-based advertising program that enables them to deliver relevant ads targeted to search results or web content. Our AdWords program provides advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network under our AdSense program.

•	Web sites. We provide members of our Google Network our Google AdSense program, which allows these members to deliver AdWords ads that are relevant to the search results or content on their web sites. We share most of the fees these ads generate with our Google Network members—creating an important revenue stream for them.

We were incorporated in California in September 1998 and reincorporated in Delaware in August 2003. We began licensing our WebSearch product in the first quarter of 1999. We became profitable in 2001 following the launch of our Google AdWords program.

How We Generate Revenue

We derive most of our revenues from fees we receive from our advertisers.

Our original business model consisted of licensing our search engine services to other web sites. In the first quarter of 2000, we introduced our first advertising program. Through our direct sales force we offered advertisers the ability to place text-based ads on our web sites targeted to our users’ search queries under a program called Premium Sponsorships. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages, and we recognized revenue at the time these ads appeared. In the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place targeted text-based ads on our web sites. AdWords customers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords exclusively on a cost-per-click basis, so that an advertiser pays us only when a user clicks on one of its ads. AdWords is also available through our direct sales force. Our AdWords agreements are generally terminable at any time by our advertisers. We recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that appear next to the search results on our web sites.

Effective January 1, 2004, we terminated the Premium Sponsorships program and now offer a single pricing structure to all of our advertisers based on the AdWords cost-per-click model. We do not expect that this change to one pricing structure will have a negative effect on our revenues because most of our advertisers switched to the AdWords cost-per-click model. Our AdWords cost-per-click program is the advertising program through which we generate revenues by serving ads on our web sites and on Google Network member web sites through our AdSense program.

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search, launched in the first quarter of 2002, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ web sites. In the past, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as cost of revenue. In some cases, we guarantee our Google Network members minimum revenue share payments. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites. Some of our Google Network members separately license our web search technology and pay related licensing fees to us. Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. Agreements with our larger members are individually negotiated. The standard agreements have no stated term and are terminable at will. The negotiated agreements vary in duration. Both the standard agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member a portion of the advertiser fees generated by users clicking on ads on the Google Network member’s web site. The standard agreements have uniform revenue share terms. The negotiated agreements vary as to revenue share terms and are heavily negotiated.

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity and quality of our search results.

•	The number of searches initiated at our web sites or our Google Network members’ web sites.

•	The relevance and quality of advertisements displayed with search results on our web sites and of Google Network members’ web sites, or with the content on our Google Network members’ web sites.

•	The total number of advertisements displayed on our web sites and on web sites of Google Network members.

•	The rate at which people click on advertisements.

•	The number of advertisers.

•	The total and per click advertising spending budgets of an advertiser.

•	Our minimum fee per click, which is currently $0.05.

•	The advertisers’ return on investment from advertising campaigns on our web sites or on the web sites of our Google Network members compared to other forms of advertising.

Advertising revenues made up no less than 96% of our total revenues in each of the three and six months ended June 30, 2003 and June 30, 2004. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

Trends in Our Business

Our business has grown rapidly since inception, and we anticipate that our business will continue to grow. This growth has been characterized by substantially increased revenues. However, our revenue growth rate has declined, and we expect that it will continue to decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. In addition, steps we take to improve the relevance of the ads displayed, such as removing ads that generate low click-through rates, could negatively affect our near-term advertising revenues.

The operating margin we realize on revenues generated from the web sites of our Google Network members through our AdSense program is significantly lower than that generated from paid clicks on our web sites. This lower operating margin arises because most of the advertiser fees from our AdSense agreements are shared with our Google Network members, leaving only a portion of these fees for us. The growth in advertising revenues from our Google Network members’ web sites has historically exceeded that from our web sites. This has resulted in an increased portion of our revenue being derived from our Google Network members’ web sites and has had a negative impact on operating margins. The relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites is likely to vary over time. For example, in the second quarter of 2004, growth in advertising revenues from our web sites exceeded that from our Google Network members’ web sites.

Our operating margin was greater in the six months ended June 30, 2004 compared to the year ended December 31, 2003. However we believe that our operating margin may decline in 2004 compared to 2003 as a result of an anticipated increase in costs and expenses, other than stock-based compensation, as a percentage of revenues. This decrease may be wholly or partially offset to the extent revenue growth from our Google web sites exceeds that of our Google Network members, as well as from an anticipated decrease in stock-based compensation as a percentage of net revenues in 2004 compared to 2003. The expected increase in cost and expenses, other than stock-based compensation, as a percentage of revenues is primarily a result of building the necessary employee and systems infrastructures required to manage our anticipated growth.

We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand our user, advertiser and Google Network members bases and continue to expand our presence in international markets. This growth has required the continued expansion of our human resources and substantial investments in property and equipment. Our full-time employee headcount has grown from 1,628 at December 31, 2003 to 2,292 at June 30, 2004. In addition, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $60.6 million in the six months ended June 30, 2003 to $182.3 million in the six months ended June 30, 2004. We currently expect to spend at least $300 million on capital equipment, including information technology infrastructure, to manage our operations during 2004. In addition, we anticipate that the growth rate of our costs and expenses, other than stock-based compensation, may exceed the growth rate of our revenues during 2004. Management of this growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively.

The portion of our revenues derived from international markets has increased. Our international revenues have grown as a percentage of our total revenues from 28% in the three months ended June 30, 2003 to 31% in the three months ended June 30, 2004, and have grown from 28% in the six months ended June 30, 2003 to 31% in the six months ended June 30, 2004. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs in international markets, an increase in our direct sales resources in international markets and services as well as customer support operations and our continued progress in developing versions of our products tailored for these markets.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2003	March 31, 2004	June 30, 2004	2003	2004
	(unaudited)			(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	37.7	48.4	46.6	36.5	47.5
Research and development	5.6	5.4	6.5	5.4	6.0
Sales and marketing	8.0	7.4	8.1	7.6	7.7
General and administrative	4.0	3.3	3.7	4.0	3.5
Stock-based compensation	11.0	11.7	10.7	12.6	11.2

Total costs and expenses	66.3	76.2	75.6	66.1	75.9

Income from operations	33.7	23.8	24.4	33.9	24.1
Interest income (expense) and other, net	0.2	0.1	(0.2)	0.1	(0.1)

Income before income taxes	33.9	23.9	24.2	34.0	24.0
Provision for income taxes	23.6	14.1	12.9	23.6	13.4

Net income	10.3%	9.8%	11.3%	10.4%	10.6%

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2003	March 31, 2004	June 30, 2004	2003	2004
	(unaudited)			(unaudited)
	(in thousands)
Advertising revenues:
Google web sites	$183,102	$303,532	$343,442	$341,002	$646,974
Google Network web sites	117,583	333,752	346,226	198,801	679,978

Total advertising revenues	300,685	637,284	689,668	539,803	1,326,952
Licensing and other revenues	10,514	14,339	10,544	20,014	24,883

Revenues	$311,199	$651,623	$700,212	$559,817	$1,351,835

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2003	March 31, 2004	June 30, 2004	2003	2004
	(unaudited)			(unaudited)
Advertising revenues:
Google web sites	59%	47%	49%	61%	48%
Google Network web sites	38	51	49	35	50

Total advertising revenues	97	98	98	96	98
Google web sites as % of advertising revenues	61	48	50	63	49
Google Network web sites as % of advertising revenues	39	52	50	37	51
Licensing and other revenues	3%	2%	2%	4%	2%

Growth in our revenues from the three and six months ended June 30, 2003 to the three and six months ended June 30, 2004 resulted primarily from growth in advertising revenues from ads on our Google Network members’ web sites and growth in revenues from ads on our web sites. This increase was the result of increases in the number of paid clicks rather than from changes in the fees charged. The increase in the number of paid clicks was due to an increase in the number of Google Network members and aggregate traffic at their web sites and on our web sites. Revenue growth was driven to a lesser extent by our introduction late in the first quarter of 2003 of AdSense for content. Growth in our revenues from the three months ended March 31, 2004 to the three months ended June 30, 2004 resulted primarily from growth in advertising revenues from ads on our Google Network members web sites and growth in revenues from ads on our web sites. The advertising revenue growth resulted primarily from increases in the total number of paid clicks and advertisements displayed through our programs, rather than from changes in the fees charged. Our revenues grew by 27.2% from the three month period ended December 31, 2003 to the three month period ended March 31, 2004, but grew by only 7.5% for the three month period ended March 31, 2004 to the three month period ended June 30, 2004. The reasons for the decline in growth in revenues are described in the following paragraphs.

Growth in advertising revenues from our Google Network members web sites from the three months ended March 31, 2004 to the three months ended June 30, 2004 was $12.5 million or 3.7%, compared to $78.4 million or 30.7% from the three months ended December 31, 2003 to the three months ended March 31, 2004. This decrease in the growth rate was the result of slower growth in the number of page views and search queries, and ultimately paid clicks, on our Google Network member web sites due to seasonality. In addition, we entered into no new significant AdSense for search arrangements in the three months ended June 30, 2004.

Growth in advertising revenues from our web sites from the three months ended March 31, 2004 to the three months ended June 30, 2004 was $39.9 million or 13.2% compared to $59.7 million or 24.5% from the three months ended December 31, 2003 to the three months ended March 31, 2004 due to seasonality.

Licensing and other revenues decreased by $3.8 million from the three months ended March 31, 2004 to the three months ended June 30, 2004 primarily as a result of fewer search queries served by us on Yahoo’s web sites and fewer search queries on certain licensee web sites due to seasonality.

We believe the increases in revenues described above were the result of the relevance and quality of both the search results and advertisements displayed, which resulted in more searches, advertisers and Google Network members, and ultimately more paid clicks.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Three Months Ended			Six Months Ended June 30,
	June 30, 2003	March 31, 2004	June 30, 2004	2003	2004
	(unaudited)			(unaudited)
United States	72%	69%	69%	72%	69%
International	28%	31%	31%	28%	31%

The growth in international revenues is the result of our efforts to provide search results to international users and deliver more ads from non-U.S. advertisers. We expect that international revenues will continue to grow as a percentage of our total revenues during 2004 and in future periods. While international revenues accounted for approximately 28% of our total revenues in the six months ended June 30, 2003 and 31% in the six months ended June 30, 2004, more than half of our user traffic came from outside the U.S.

Costs and Expenses

Cost of Revenues. Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of payments made to our Google Network members. These payments are primarily based on revenue share arrangements under which we pay our Google Network members most of the fees we receive from our advertisers whose ads we place on those Google Network member sites. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to our Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site. In addition, concurrent with the commencement of certain AdSense agreements we have purchased certain items from, or provided other consideration to, our Google Network members. These amounts are amortized on a pro-rata basis over the related term of the agreement.

The following table presents our traffic acquisition costs (in millions), traffic acquisition costs as a percentage of advertising revenues from Google Network web sites and traffic acquisition costs as a percentage of advertising revenues, for the periods presented.

	Three Months Ended			Six Months Ended
	June 30, 2003	March 31, 2004	June 30, 2004	June 30, 2003	June 30, 2004
	(unaudited)			(unaudited)
Traffic acquisition costs	$96.6	$271.0	$277.0	$166.7	$548.0
Traffic acquisition costs as a percentage of advertising revenues from Google Network web sites	82%	81%	80%	84%	81%
Traffic acquisition costs as a percentage of advertising revenues	32%	43%	40%	31%	41%

In addition, cost of revenues consists of the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees related to processing customer transactions, as well as amortization of expenses related to purchased and licensed technologies.

Cost of revenues increased by $11.0 million to $326.4 million (or 46.6% of revenues) in the three months ended June 30, 2004, from $315.4 million (or 48.4% of revenues) in the three months ended March 31, 2004.

This increase in dollars was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $6.0 million and an increase in data center costs of $4.9 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods.

Cost of revenues increased by $209.0 million to $326.4 million (or 46.6% of revenues) in the three months ended June 30, 2004, from $117.4 million (or 37.7% of revenues) in the three months ended June 30, 2003. This increase was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $180.5 million and an increase in data center costs of $21.5 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods. In addition, there was an increase in credit card and other transaction processing fees of $6.3 million resulting from more advertiser fees generated through AdWords. In addition, there was an increase in cost of revenues of $300,000 related to amortization of developed technology resulting from acquisitions in 2003.

Cost of revenues increased by $437.2 million to $641.8 million (or 47.5% of revenues) in the six months ended June 30, 2004, from $204.6 million (or 36.5% of revenues) in the six months ended June 30, 2003. This increase was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $381.3 million and in data center costs of $39.6 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods. In addition, there was an increase in credit card and other transaction processing fees of $13.1 million resulting from more advertiser fees generated through AdWords.

In each period to date, the aggregate fees we have earned under our AdSense agreements have exceeded the aggregate amounts we have been obligated to pay our Google Network members. However, individual agreements have resulted in guaranteed minimum and other payments to Google Network members in excess of the related fees we receive from advertisers. In 2003 and in the six months ended June 30, 2003 and 2004, we made guaranteed minimum and other payments of $22.5 million, $3.1 million and $18.2 million in excess of the related fees we received from our advertisers.

We expect cost of revenues to increase in dollars and as a percentage of revenues in 2004 compared to 2003 primarily as a result of forecasted increases in traffic acquisition costs, and in our data center costs required to manage increased traffic, advertising transactions and new products and services. Also, increasing competition for arrangements with web sites that are potential Google Network members could result in our entering into more AdSense agreements under which guaranteed payments to Google Network members exceed the fees we receive from advertisers.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased by $10.8 million to $45.8 million (or 6.5% of revenues) in the three months ended June 30, 2004, from $35.0 million (or 5.4% of revenues) in the three months ended March 31, 2004. This increase was primarily due to an increase in labor and facilities related costs of $7.2 million as a result of an 18% increase in research and development headcount. In addition, depreciation and related expenses increased by $2.3 million primarily as a result of additional information technology assets purchased over the six months ended June 30, 2004.

Research and development expenses increased by $28.3 million to $45.8 million (or 6.5% of revenues) in the three months ended June 30, 2004, from $17.5 million (or 5.6% of revenues) in the three months ended June 30, 2003. This increase was primarily due to an increase in labor and facilities related costs of $19.3 million as a result of a 100% increase in research and development headcount. In addition, depreciation and related expenses increased by $7.4 million primarily as a result of additional information technology assets purchased over the fifteen-month period ended June 30, 2004.

Research and development expenses increased by $50.8 million to $80.8 million (or 6.0% of revenues) in the six months ended June 30, 2004, from $30.0 million (or 5.4% of revenues) in the six months ended June 30, 2003. This increase was primarily due to an increase in labor and facilities related costs of $35.3 million as a result of a 100% increase in research and development headcount. In addition, depreciation and related expenses increased by $13.7 million primarily as a result of additional information technology assets purchased over the eighteen-month period ended June 30, 2004.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2004 and future periods because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $8.9 million to $56.8 million (or 8.1% of revenues) in the three months ended June 30, 2004, from $47.9 million (or 7.4% of revenues) in the three months ended March 31, 2004. This increase was primarily due to an increase in labor and facilities related costs of $5.5 million mostly as a result of a 19% increase in sales and marketing headcount. In addition, advertising and promotional expenses increased $3.8 million. The increase in sales and marketing personnel and advertising and promotional expenses was a result of our on-going efforts to secure new—and to provide support to our existing—users, advertisers and Google Network members, on a worldwide basis.

Sales and marketing expenses increased $32.0 million to $56.8 million (or 8.1% of revenues) in the three months ended June 30, 2004, from $24.8 million (or 8.0% of revenues) in the three months ended June 30, 2003. This increase was primarily due to an increase in labor and facilities related costs of $22.1 million mostly as a result of a 100% increase in sales and marketing headcount. In addition, advertising and promotional expenses increased $6.4 million and travel-related expenses increased $900,000. The increase in sales and marketing personnel and advertising, promotional and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis.

Sales and marketing expenses increased $62.1 million to $104.7 million (or 7.7% of revenues) in the six months ended June 30, 2004, from $42.6 million (or 7.6% of revenues) in the six months ended June 30, 2003. This increase was primarily due to an increase in labor and facilities related costs of $42.9 million mostly as a result of a 100% increase in sales and marketing headcount. In addition, advertising and promotional expenses increased $10.9 million and travel-related expenses increased $1.9 million. The increase in sales and marketing personnel and advertising, promotional and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis.

We anticipate sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in 2004 and future periods as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to add support personnel to increase the level of service we provide to our advertisers and Google Network members.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and information technology consulting. To date, we have not experienced any significant amount of bad debts.

General and administrative expenses increased $4.1 million to $25.6 million (or 3.7% of revenues) in the three months ended June 30, 2004, from $21.5 million (or 3.3% of revenues) in the three months ended March 31, 2004. This increase was primarily due to an increase in labor and facilities related costs of $1.2 million, primarily as a result of a 27% increase in headcount, and an increase in professional services fees of $2.0 million. The additional personnel and professional services fees are the result of the growth of our business.

General and administrative expenses increased $13.1 million to $25.6 million (or 3.7% of revenues) in the three months ended June 30, 2004, from $12.5 million (or 4.0% of revenues) in the three months ended June 30, 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $6.5 million, primarily as a result of a 93% increase in headcount, and an increase in professional services fees of $4.0 million. The additional personnel and professional services fees are the result of the growth of our business.

General and administrative expenses increased $24.5 million to $47.1 million (or 3.5% of revenues) in the six months ended June 30, 2004, from $22.6 million (or 4.0% of revenues) in the six months ended June 30, 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $12.8 million, primarily as a result of a 93% increase in headcount, and an increase in professional services fees of $7.0 million. The additional personnel and professional services fees are the result of the growth of our business.

As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2004 and in future periods.

Stock-Based Compensation. We have granted stock options at exercise prices equal to the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we have applied hindsight within each year to arrive at reassessed values for the shares underlying our options. We recorded the difference between the exercise price of an option awarded to an employee and the reassessed value of the underlying shares on the date of grant as deferred stock-based compensation. The determination of the reassessed value of stock underlying options is discussed in detail below in “Critical Accounting Policies and Estimates—Stock-Based Compensation.” We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods, generally four or five years. In addition, we have awarded options to non-employees to purchase our common stock. Stock-based compensation related to non-employees is measured on a fair-value basis using the Black-Scholes valuation model as the options are earned.

Stock-based compensation in the three months ended June 30, 2004 decreased $1.7 million to $74.8 million (or 10.7% of revenues) from $76.5 million (or 11.7% of revenues) in the three months ended March 31, 2004. The decrease was primarily due to a decrease of $3.9 million of stock-based compensation related to the modification of terms of former employees’ stock option agreements and a decrease in the level of stock option grants in the three months ended June 30, 2004, and smaller differences between the exercise prices and the reassessed values of the underlying common stock on the dates of grant, partially offset by the amortization of deferred stock-based compensation amounts from prior periods recognized in the current period.

Stock-based compensation in the three months ended June 30, 2004 increased $40.6 million to $74.8 million (or 10.7% of revenues) from $34.2 million (or 11.0% of revenues) in the three months ended June 30, 2003. The increase in dollars was primarily driven by the larger differences between the exercise prices and the reassessed values of the underlying common stock on the dates of grant, partially offset by a decrease in the level of stock option grants, in recent periods.

Stock-based compensation in the six months ended June 30, 2004 increased $80.6 million to $151.2 million (or 11.2% of revenues) from $70.6 million (or 12.6% of revenues) in the six months ended June 30, 2003. The increase in dollars was primarily driven by the larger differences between the exercise prices and the reassessed values of the underlying common stock on the dates of grant, partially offset by a decrease in the level of stock option grants, in recent periods. The increase was also driven by the recognition of $3.9 million of stock-based compensation related to the modification of terms of former employees’ stock option agreements in the three months ended March 31, 2004. No such modifications were made in the three months ended March 31, 2003.

We expect stock-based compensation to be $117.2 million for the remaining six months of 2004, $137.7 million in 2005, $66.9 million in 2006, $24.1 million in 2007, $5.2 million in 2008 and $1.7 million thereafter, related to the deferred stock-based compensation on the balance sheet at June 30, 2004. These amounts do not include stock-based compensation related to options granted to non-employees and any options granted to employees and directors subsequent to June 30, 2004 at exercise prices less than the reassessed value on the date of grant and any additional compensation expense that may be required as a result of any changes in the stock option accounting rules. These amounts also assume the continued employment throughout the referenced periods of the recipient of the options that gave rise to the deferred stock-based compensation.

At December 31, 2003, there were 500,150 unvested options held by non-employees with a weighted average exercise price of $0.69, a weighted average 48-month remaining vesting period and a weighted average 4-year remaining expected life. The options generally vest on a monthly and ratable basis subsequent to December 31, 2003. Depending on the fair market value of these options on their vesting dates, which will depend in significant part on the then current trading price of our Class A common stock, the related charge could be significant during 2004 and subsequent periods. We recognized $5.4 million of stock-based compensation related to these options that vest over time in the six months ended June 30, 2004. No options that vest over time were granted to non-employees in the six months ended June 30, 2004.

Interest Income (Expense) and Other, Net

Interest income (expense) and other of $1.5 million of expense in the three months ended June 30, 2004 was primarily the result of $2.8 million of foreign exchange losses from net receivables denominated in currencies other than U.S. dollars as a result of generally weakening foreign currencies against the U.S. dollar during the three months ended June 30, 2004, and approximately $300,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years. This was partially offset by $1.6 million of interest income and realized gains earned on cash, cash equivalents and short-term investments balances.

Interest income (expense) and other of $800,000 in the three months ended June 30, 2003 was primarily the result of approximately $800,000 of foreign exchange gains from net receivables denominated in currencies other than U.S. dollars as a result of generally strengthening foreign currencies against the U.S. dollar during the three months ended June 30, 2003, and approximately $700,000 of interest income earned on cash, cash equivalents and short-term investments balances. These income amounts were partially offset by approximately $500,000 of interest expense incurred on equipment loans and leases, including the amortization of the fair value of warrants issued to lenders in prior years, and approximately $200,000 of losses incurred on the disposal of certain assets.

Interest income (expense) and other of $1.2 million of expense in the six months ended June 30, 2004 was primarily the result of $3.4 million of foreign exchange losses from net receivables denominated in currencies other than U.S. dollars as a result of generally weakening foreign currencies against the U.S. dollar during the six months ended June 30, 2004, and approximately $500,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years. This was partially offset by $2.7 million of interest income and realized gains earned on cash, cash equivalents and short-term investments balances.

Interest income (expense) and other of $700,000 in the six months ended June 30, 2003 was primarily the result of approximately $1.2 million of interest income earned on cash, cash equivalents and short-term investments balances and approximately $700,000 of net foreign exchange gains from net receivables denominated in currencies other than U.S. dollars as a result of generally strengthening foreign currencies against the U.S. dollar during the six months ended June 30, 2003. These income sources were partially offset by approximately $1.0 million of interest expense incurred on equipment loans and leases, including the amortization of the fair value of warrants issued to lenders in prior years, and approximately $200,000 of losses incurred on the disposal of certain assets.

Provision for Income Taxes

Our provision for income taxes decreased to $90.4 million or an effective tax rate of 53% in the three months ended June 30, 2004, from $91.7 million, or an effective tax rate of 59% in the three months ended March 31, 2004. The decrease in our effective tax rate in the three months ended June 30, 2004 compared to the three months ended March 31, 2004 was primarily due to a decrease in forecasted stock-based compensation expense as a percentage of income before income taxes in 2004. In addition, our provision for income taxes increased to $182.0 million, or an effective tax rate of 56% in the six months ended June 30, 2004, from $132.2 million, or an effective tax rate of 70%, in the six months ended June 30, 2003, and increased to $90.4 million, or an effective tax rate of 53% in the three months ended June 30, 2004, from $73.4 million, or an effective tax rate of 70%, in the three months ended June 30, 2003. The increases in provision for income taxes primarily resulted from increases in Federal and state income taxes, driven by higher taxable income period over period. Our effective tax rate is our provision for income taxes expressed as a percentage of our income before income taxes. Our effective tax rate is higher than the statutory rate because, in arriving at income before income taxes, we include in our costs and expenses significant non-cash expenses related to stock-based compensation, which are recognized for financial reporting purposes, but are not deductible for income tax purposes.

We expect our effective tax rate to decrease in 2004, primarily as a result of an expected decrease in stock-based compensation charges as a percentage of pre-tax income in 2004 compared to 2003. Furthermore, once there is a public market for our stock, we may reduce our tax provision based on benefits we may realize upon exercise of certain options outstanding. Any such reduction would lower our effective tax rate.

Settlement of Disputes with Yahoo

On August 9, 2004, we and Yahoo entered into a settlement agreement resolving two disputes that had been pending between us. The first dispute concerned a lawsuit filed by Yahoo’s wholly-owned subsidiary, Overture Services, Inc., against us in April 2002 asserting that certain services infringed Overture’s U.S. Patent No. 6,269,361. In our court filings, we denied that we infringed the patent and alleged that the patent was invalid and unenforceable.

The second dispute concerned a warrant held by Yahoo to purchase 3,719,056 shares of our stock in connection with a June 2000 services agreement. Pursuant to a conversion provision in the warrant, in June 2003 we issued 1,229,944 shares to Yahoo. Yahoo contended it was entitled to a greater number of shares, while we contended that we had fully complied with the terms of the warrant.

As part of the settlement, Overture will dismiss its patent lawsuit against us and has granted us a fully-paid, perpetual license to the patent that was the subject of the lawsuit and several related patent applications held by Overture. The parties also mutually released any claims against each other concerning the warrant dispute. In connection with the settlement of these two disputes, we issued to Yahoo 2,700,000 shares of Class A common stock.

We will incur a non-cash charge in the third quarter of 2004 related to this settlement. Based on an assumed per share value of the settlement consideration equal to the midpoint of the proposed initial public offering price range included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004, we preliminarily estimate that this non-cash charge will be between $260 million and $290 million in the three months ending September 30, 2004. The non-cash charge will include, among other items, the value of shares associated with the settlement of the warrant dispute. The non-cash charge associated with these shares is required because they are being issued after the warrant was converted. We will also realize an income tax benefit in the third quarter, based on preliminary estimates, of between $100 million and $115 million related to this non-cash charge. The charge will result in a net loss for us in the three months ending September 30, 2004. We anticipate that we will capitalize various intangible assets obtained in this settlement and that these amounts will be amortized ratably over their useful lives, preliminarily expected to be between one and five years. The issuance of 2,700,000 shares represents approximately one percent of the number of shares currently expected to be used in the diluted per share calculation for the three and nine months ending September 30, 2004 and for the year ending December 31, 2004. The foregoing estimates of the amounts to be expensed, the associated tax benefit and the periods over which the capitalized assets will be amortized, are preliminary. As a result, they are subject to further review and may change materially. In finalizing these amounts, we expect to use the actual initial public offering price to determine the reported value of the settlement consideration. We will also engage a third party valuation consultant to assist management in the allocation of the settlement amount and the determination of the useful lives of the capitalized assets and expect to complete these analyses during the third quarter of 2004.

Liquidity and Capital Resources

In summary, our cash flows were:

	Six Months Ended June 30,
	2003	2004
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$177,174	$370,604
Net cash used in investing activities	(92,059)	(294,994)
Net cash provided by (used in) financing activities	3,899	32,327

Since inception, we have financed our operations primarily through internally generated funds, private sales of preferred stock totaling $37.6 million and the use of our lines of credit with several financial institutions. At June 30, 2004, we had $548.7 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of highly liquid debt instruments of the U.S. government and its agencies and municipalities. Note 2 of Notes to Consolidated Financial Statements included as part of this Form 10-Q describes further the composition of our short-term investments.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. At June 30, 2004 and December 31, 2003, we had unused letters of credit for approximately $14.9 million and $12.2 million. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities primarily consists of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2004 was $370.6 million and consisted of net income of $143.0 million, adjustments for non-cash items of $206.9 million and $20.7 million provided by working capital and other activities. Working capital and other activities primarily consisted of an increase in income tax liabilities, net, of $43.0 million (before a reduction in income taxes payable of $93.2 million due to warrant exercises), partially offset by an increase of $36.5 million in accounts receivable due to the growth in fees billed to our advertisers.

Cash provided by operating activities in the six months ended June 30, 2003 was $177.2 million and consisted of net income of $58.0 million, adjustments for non-cash items of $93.3 million and $25.9 million provided by working capital and other activities. Working capital and other activities primarily consisted of an increase in income tax liabilities, net, of $16.6 million and an increase of $35.9 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members, partially offset by an increase of $34.2 million in accounts receivable due to the growth in fees billed our advertisers.

As warrants to purchase an additional 1,996,140 shares of our stock, and as certain options to purchase additional shares of Class A and Class B common stock, are exercised as anticipated over the current and future years, we expect to realize significant reductions in our tax liabilities. The reduction in our tax liability is computed based on the applicable statutory rates and the difference between the value of our stock on the date of exercise, as determined by our board of directors, and the price paid for those shares.

Also, as we expand our business internationally, we may offer payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, we expect that, once we are a public company, our cash-based compensation per employee will likely increase (in the form of variable bonus awards and other incentive arrangements) in order to retain and attract employees.

Cash used in investing activities in the six months ended June 30, 2004 of $295.0 million was attributable to capital expenditures of $182.3 million, net purchases of short-term investments of $109.2 million and cash consideration used in acquisitions of $3.5 million. Cash used in investing activities in the six months ended June 30, 2003 of $92.1 million was attributable to capital expenditures of $60.6 million and net purchases of short-term investments of $7.9 million. Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in Internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure. We currently expect to spend at least $300 million on capital equipment, including information technology infrastructure comprised primarily of production servers and network equipment, to manage our operations during 2004.

Cash provided by financing activities in the six months ended June 30, 2004 of $32.3 million was due primarily to proceeds from the issuance of common and convertible preferred stock pursuant to warrant exercises of $21.9 million, as well as to proceeds from the issuance of common stock pursuant to stock option exercises of $8.6 million, net of repurchases, and a $4.3 million payment received from a stockholder on a note receivable, offset by repayment of capital lease obligations of $2.4 million. Cash provided by financing activities in the six months ended June 30, 2003 of $3.9 million was due to proceeds from the issuance of common stock pursuant to stock option exercises of $7.8 million, net of repurchases, offset by repayment of equipment loans and capital lease obligations of $3.9 million. We estimate that we will receive significant net proceeds from our sale of shares of Class A common stock offered by us in the proposed initial public offering as described in our Registration Statement on Form S-1, as amended on August 16, 2004. We currently have no specific plans for the use of these net proceeds. Pending such uses, we plan to invest the net proceeds in highly liquid, investment grade securities.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. Our management has reviewed our critical accounting policies and estimates with our board of directors.

Stock-based Compensation

Accounting for Stock-Based Awards to Employees

We have granted stock options at exercise prices equal to the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we have applied hindsight to arrive at reassessed values for the shares underlying our options and issued under other transactions. There are two measures of value of our common stock that are relevant to our accounting for equity compensation relating to our compensatory equity grants:

•	The “board-determined value” is the per share value of our common stock determined by our board of directors at the time the board makes an equity grant, taking into account a variety of factors, including our historical and projected financial results, comparisons of comparable companies, risks facing us, as well as the liquidity of the common stock.

•	The “reassessed value” is the per share value of our common stock determined by us in hindsight solely for the purpose of financial accounting for employee stock-based compensation.

We record deferred stock-based compensation to the extent that the reassessed value of the stock at the date of grant exceeds the exercise price of the option. The reassessed values for accounting purposes were determined based on a number of factors and methodologies. One of the significant methods we used to determine the reassessed values for the shares underlying options is through a comparison of price multiples of our historical and forecasted earnings to certain public companies involved in the same or similar lines of business. The market capitalizations of these companies has increased significantly since January 2003 which contributed significantly to the increase in the reassessed values of our shares. We also considered our financial performance and growth, primarily since January 2003. Our revenue and earnings growth rates contributed significantly to the increase in the reassessed values of our shares. The reassessed values of our shares increased more significantly in dollar and percentage terms in earlier periods compared to later ones which is reflective of the related revenue and earnings growth rates. We also retained third party advisors to provide two contemporaneous valuation analyses since January 2003 and used this information to support our own valuation analyses. Please note that these reassessed values are inherently uncertain and highly subjective. If we had made different assumptions, our deferred stock-based compensation amount, stock-based compensation expense, in-process research and development expense, net income, net income per share and recorded goodwill amounts could have been significantly different.

The table below shows the computation of deferred stock-based compensation amounts arising from restricted shares and unvested stock options granted to employees for each of the three and six month periods set forth below:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Options granted to employees	1,431,552	965,520	11,693,652	1,970,300
Weighted average exercise price	$3.30	$38.43	$0.83	$27.13
Weighted average reassessed value of underlying stock	$33.99	$97.03	$15.65	$92.49
Weighted average reassessed deferred stock-based compensation per option	$30.69	$58.60	$14.82	$65.36
Deferred stock-based compensation related to options (in millions)	$43.9	$56.6	$173.2	$128.8
Restricted shares granted to employees	120,000	16,175	120,000	16,175
Weighted average reassessed value of restricted shares	$25.96	$95.09	$25.96	$95.09
Deferred stock-based compensation related to restricted shares (in millions)	$3.1	$1.5	$3.1	$1.5
Deferred stock-based compensation related to option modifications (in millions)				$3.9

Total deferred stock-based compensation (in millions)	$47.0	$58.1	$176.3	$134.2

We have elected to not record stock-based compensation expense for employee stock option awards using the Black-Scholes option-pricing model. This model was developed for use in estimating the fair value of freely traded options that have no vesting restrictions and are fully transferable. In addition, this model requires the input of highly subjective assumptions including the expected life of options and our expected stock price volatility. Because our employee stock options have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in our opinion, this model does not provide a reliable measure of the fair value of our employee stock options. Note 1 of Notes to Consolidated Financial Statements included as part of our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004, describes what the impact would have been had we expensed employee stock awards under the fair value method using the Black-Scholes option-pricing model.

Accounting for Stock-Based Awards to Non-employees

We measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield. As discussed above, the reassessed value of the underlying stock were based on assumptions of matters that are inherently highly uncertain and subjective. As there has been no public market for our stock, our assumptions about stock-price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock-price volatility should we become a publicly held company. If we had made different assumptions about the reassessed value of our stock or stock-price volatility rates, the related stock-based compensation expense and our net income and net income per share amounts could have been significantly different.

FACTORS THAT MAY AFFECT FUTURE RESULTS AND FINANCIAL CONDITION

Because of the following factors, as well as other factors affecting the Company’s operating results and financial condition, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We face significant competition from Microsoft and Yahoo.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft and Yahoo. Microsoft has announced plans to develop a new web search technology that may make web search a more integrated part of the Windows operating system. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Yahoo has become an increasingly significant competitor, having acquired Overture Services, which offers Internet advertising solutions that compete with our AdWords and AdSense programs, as well as the Inktomi, AltaVista and AllTheWeb search engines. Since June 2000, Yahoo has used, to varying degrees, our web search technology on its web site to provide web search services to its users. We have notified Yahoo of our election to terminate our agreement effective July 2004. This agreement with Yahoo accounted for less than 3% of our revenues for the six months ended June 30, 2003 and less than 2% of our revenues for the six months ended June 30, 2004.

Both Microsoft and Yahoo have more employees than we do (in Microsoft’s case, currently more than 20 times as many). Microsoft also has significantly more cash resources than we do. Both of these companies also have longer operating histories and more established relationships with customers. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of products and services. If Microsoft or Yahoo are successful in providing similar or better web search results compared to ours or leverage their platforms to make their web search services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

We face competition from other Internet companies, including web search providers, Internet advertising companies and destination web sites that may also bundle their services with Internet access.

In addition to Microsoft and Yahoo, we face competition from other web search providers, including companies that are not yet known to us. We compete with Internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted Internet advertising. Also, we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services.

We also compete with destination web sites that seek to increase their search-related traffic. These destination web sites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users need to access our services through Internet access providers, they have direct relationships with these providers. If an access provider or a computer or computing device manufacturer offers online services that compete with ours, the user may find it more convenient to use the services of the access provider or manufacturer. In addition, the access provider or manufacturer may make it hard to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than we are in tailoring services and advertisements to the specific tastes of the user.

There has been a trend toward industry consolidation among our competitors, and so smaller competitors today may become larger competitors in the future. If our competitors are more successful than we are at generating traffic, our revenues may decline.

We face competition from traditional media companies, and we may not be included in the advertising budgets of large advertisers, which could harm our operating results.

In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a very small portion of which is allocated to Internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

We expect our growth rates to decline and anticipate downward pressure on our operating margin in the future.

We expect that in the future our revenue growth rate will decline and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will decline as a result of increasing competition and increased expenditures for all aspects of our business as a percentage of our revenues, including product development and sales and marketing expenses. Our operating margin may decline to the extent the proportion of our revenues generated from our Google Network members increases. The margin on revenue we generate from our Google Network members is generally significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if our Google Network members require a greater portion of the advertising fees.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long term goals over short term results.

•	The results of our investments in risky projects.

•	General economic conditions and those economic conditions specific to the Internet and Internet advertising.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to forecast revenue from agreements under which we guarantee minimum payments.

•	Geopolitical events such as war, threat of war or terrorist actions.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising. This was followed by a lengthy downturn in ad spending on the web. Also, user traffic tends to be seasonal. Our rapid growth has masked the cyclicality and seasonality of our business. As our growth slows, we expect that the cyclicality and seasonality in our business may become more pronounced and may in the future cause our operating results to fluctuate.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people will use. If we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, advertisers and Google Network members. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and Google Network members, are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are perceived to be, substantially similar or better than those generated by our search services. This may force us to compete on bases in addition to quality of search results and to expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated approximately 96% and 98% of our revenues in the six months ended June 30, 2003 and June 30, 2004 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and otherwise benefit from our association with them. The loss of these members could prevent us from receiving the benefits we receive from our association with these Google Network members, which could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites represented 35% and 50% of our revenues for the six months ended June 30, 2003 and June 30, 2004. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google

Network member, America Online, Inc., primarily through our AdSense program accounted for approximately 16% and 13% of our revenues in the six months ended June 30, 2003 and June 30, 2004. Also, certain of our key network members operate high-profile web sites, and we derive tangible and intangible benefits from this affiliation. If one or more of these key relationships is terminated or not renewed, and is not replaced with a comparable relationship, our business would be adversely affected.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed and we may have to incur significant expenditures to address the additional operational and control requirements of this growth.

We have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position. The required improvements include:

•	Enhancing our information and communication systems to ensure that our offices around the world are well coordinated and that we can effectively communicate with our growing base of users, advertisers and Google Network members.

•	Enhancing systems of internal controls to ensure timely and accurate reporting of all of our operations.

•	Documenting all of our information technology systems and our business processes for our ad systems and our billing systems.

•	Improving our information technology infrastructure to maintain the effectiveness of our search systems.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our stock.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our brand and operating results could be harmed. We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2002 audit, our external auditors brought to our attention a need to increase restrictions on employee access to our advertising system and automate more of our financial processes. The auditors identified these issues together as a “reportable condition,” which means that these were matters that in the auditors’ judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In 2003, we devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the “reportable condition” in 2002, we are continuing to work to improve our internal controls, including in the areas of access and security. We cannot be certain that these measures will ensure that we implement and maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We intend to migrate critical financial functions to a third-party provider. If this potential transition is not successful, our business and operations could be disrupted and our operating results would be harmed.

We have entered into an arrangement to transfer our worldwide billing, collection and credit evaluation functions to a third-party service provider Bertelsmann AG; however, we cannot be sure that the arrangement will be completed and implemented. The third-party provider will also track, on an automated basis, a majority of our growing number of AdSense revenue share agreements. These functions are critical to our operations and involve sensitive interactions between us and our advertisers and members of our Google Network. If we do not successfully implement this project, our business, reputation and operating results could be harmed. We have no experience managing and implementing this type of large-scale, cross-functional, international infrastructure project. We also may not be able to integrate our systems and processes with those of the third-party service provider on a timely basis, or at all. Even if this integration is completed on time, the service provider may not perform to agreed upon service levels. Failure of the service provider to perform satisfactorily could result in customer dissatisfaction, disrupt our operations and adversely affect operating results. We will have significantly less control over the systems and processes than if we maintained and operated them ourselves, which increases our risk. If we need to find an alternative source for performing these functions, we may have to expend significant resources in doing so, and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of users, advertisers and Google Network members will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers and Google Network members. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality products and services, which we may not do successfully. To date, we have engaged in relatively little direct brand promotion activities. This enhances the risk that we may not successfully implement brand enhancement efforts in the future.

People have in the past expressed, and may in the future express, objections to aspects of our products. For example, people have raised privacy concerns relating to the ability of our recently announced Gmail email service to match relevant ads to the content of email messages. Some people have also reacted negatively to the fact that our search technology can be used to help people find hateful or derogatory information on the web. Aspects of our future products may raise similar public concerns. Publicity regarding such concerns could harm our brand. In addition, members of the Google Network and other third parties may take actions that could impair the value of our brand. We are aware that third parties, from time to time, use “Google” and similar variations in their domain names without our approval, and our brand may be harmed if users and advertisers associate these domains with us.

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats which could limit the effectiveness of our products and services.

An increasing amount of information on the Internet is provided in proprietary document formats such as Microsoft Word. The providers of the software application used to create these documents could engineer the document format to prevent or interfere with our ability to access the document contents with our search technology. This would mean that the document contents would not be included in our search results even if the contents were directly relevant to a search. These types of activities could assist our competitors or diminish the value of our search results. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If the software provider also competes with us in the search business, they may give their search technology a preferential ability to search documents in their proprietary format. Any of these results could harm our brand and our operating results.

New technologies could block our ads, which would harm our business.

Technologies may be developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could, in the future, adversely affect our operating results.

Our corporate culture has contributed to our success, and if we cannot maintain this culture as we grow, we could lose the innovation, creativity and teamwork fostered by our culture, and our business may be harmed.

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success. In addition, this offering may create disparities in wealth among Google employees, which may adversely impact relations among employees and our corporate culture in general.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand.

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

We seek to obtain patent protection for our innovations. It is possible, however, that some of these innovations may not be protectable. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

We also face risks associated with our trademarks. For example, there is a risk that the word “Google” could become so commonly used that it becomes synonymous with the word “search.” If this happens, we could lose protection for this trademark, which could result in other people using the word “Google” to refer to their own products, thus diminishing our brand.

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by third parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. In addition, many of our agreements with members of our Google Network require us to indemnify these members for third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology found to be in violation of a third party’s rights. We may have to seek a license for the technology, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense. If we cannot license or develop technology for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. Some of these have resulted in litigation against us. For example, Overture Services (now owned by Yahoo) sued us, claiming that the Google AdWords program infringes certain claims of an Overture Services patent. It also claimed that the patent relates to Overture Services’ own bid-for-ad placement business model and its pay-for-performance technologies. We recently settled this dispute.

Companies have also filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. A court in France has held us liable for allowing advertisers to select certain trademarked terms as keywords. We have appealed this decision. We were also subject to two lawsuits in Germany on similar matters where one court preliminarily reached a similar conclusion as the court in France, while another court held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating similar issues in other cases in the U.S., France, Germany and Italy.

In order to provide users with more useful ads, we have recently revised our trademark policy in the U.S. and Canada. Under our new policy, we no longer disable ads due to selection by our advertisers of trademarks as keyword triggers for the ads. As a result of this change in policy, we may be subject to more trademark infringement lawsuits. Defending these lawsuits could take time and resources. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

We have also been notified by third parties that they believe features of certain of our products, including Google WebSearch, Google News and Google Image Search, violate their copyrights. Generally speaking, any time that we have a product or service that links to or hosts material in which others allege to own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of potential harm from such lawsuits is substantial.

Expansion into international markets is important to our long-term success, and our inexperience in the operation of our business outside the U.S. increases the risk that our international expansion efforts will not be successful.

We opened our first office outside the U.S. in 2001 and have only limited experience with operations outside the U.S. Expansion into international markets requires management attention and resources. In addition, we face the following additional risks associated with our expansion outside the U.S.:

•	Challenges caused by distance, language and cultural differences.

•	Longer payment cycles in some countries.

•	Credit risk and higher levels of payment fraud.

•	Legal and regulatory restrictions.

•	Currency exchange rate fluctuations.

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Political and economic instability and export restrictions.

•	Potentially adverse tax consequences.

•	Higher costs associated with doing business internationally.

These risks could harm our international expansion efforts, which would in turn harm our business and operating results.

We compete internationally with local information providers and with U.S. competitors who are currently more successful than we are in various markets, and if we fail to compete effectively in international markets, our business will be harmed.

We face different market characteristics and competition outside the U.S. In certain markets, other web search, advertising services and Internet companies have greater brand recognition, more users and more search traffic than we have. Even in countries where we have a significant user following, we may not be as successful in generating advertising revenue due to slower market development, our inability to provide attractive local advertising services or other factors. In order to compete, we need to improve our brand recognition and our selling efforts internationally and build stronger relationships with advertisers. We also need to better understand our international users and their preferences. If we fail to do so, our global expansion efforts may be more costly and less profitable than we expect.

Our business may be adversely affected by malicious third-party applications that interfere with our receipt of information from, and provision of information to, our users, which may impair our users’ experience with our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the Google experience. These applications have in the past attempted, and may in the future attempt, to change our users’ Internet experience, including hijacking queries to Google.com, altering or replacing Google search results, or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with Google. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, our reputation may be harmed, and our communications with certain users could be impaired. This could result in a decline in user traffic and associated ad revenues, which would damage our business.

If we fail to detect click-through fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our ads by persons seeking to increase the advertising fees paid to our Google Network members. We have regularly refunded revenue that our advertisers have paid to us and that was later attributed to click-through fraud, and we expect to do so in the future. Click-through fraud occurs when a person clicks on a Google AdWords ad displayed on a web site in order to generate the revenue share payment to the Google Network member rather than to view the underlying content. If we are unable to stop this fraudulent activity, these refunds may increase. If we find new evidence of past fraudulent clicks we may have to issue refunds retroactively of amounts previously paid to our Google Network members. This would negatively affect our profitability, and these types of fraudulent activities could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to loss of advertisers and revenue.

Index spammers could harm the integrity of our web search results, which could damage our reputation and cause our users to be dissatisfied with our products and services.

There is an ongoing and increasing effort by “index spammers” to develop ways to manipulate our web search results. For example, because our web search technology ranks a web page’s relevance based in part on the importance of the web sites that link to it, people have attempted to link a group of web sites together to manipulate web search results. We take this problem very seriously because providing relevant information to users is critical to our success. If our efforts to combat these and other types of index spamming are unsuccessful, our reputation for delivering relevant information could be diminished. This could result in a decline in user traffic, which would damage our business.

Privacy concerns relating to elements of our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns may be expressed about whether our products and services compromise the privacy of users and others. Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. Recently, several groups have raised privacy concerns in connection with our Gmail free email service which we announced in April 2004 and these concerns have attracted a significant amount of public commentary and attention. The concerns relate principally to the fact that Gmail uses computers to match advertisements to the content of a user’s email message when email messages are viewed using the Gmail service. Privacy concerns have also arisen with our products that provide improved access to personal information that is already publicly available, but that we have made more readily accessible by the public.

Our business is subject to a variety of U.S. and foreign laws, which could subject us to claims or other remedies based on the nature and content of the information searched or displayed by our products and services, and could limit our ability to provide information regarding regulated industries and products.

The laws relating to the liability of providers of online services for activities of their users are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by our users. From time to time we have received notices from individuals who do not want their names or web sites to appear in our web search results when certain keywords are searched. It is also possible that we could be held liable for misinformation provided over the web when that information appears in our web search results. If one of these complaints results in liability to us, it could be potentially costly, encourage similar lawsuits, distract management and harm our reputation and possibly our business. In addition, increased attention focused on these issues and legislative proposals could harm our reputation or otherwise affect the growth of our business.

The application to us of existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Existing or new legislation could expose us to substantial liability, restrict our ability to deliver services to our users, limit our ability to grow and cause us to incur significant expenses in order to comply with such laws and regulations.

Several other federal laws could have an impact on our business. Compliance with these laws and regulations is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

We also face risks associated with international data protection. The interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which in turn could have a material effect on our business.

We also face risks from legislation that could be passed in the future. For example, at least two states have introduced legislation that could interfere with or prohibit our Gmail free advertising-supported email service that was recently announced as a test service. The legislation, as originally proposed in California and Massachusetts, would make it more difficult for us to operate or would prohibit the aspects of the service that uses computers to match advertisements to the content of a user’s email message when email messages are viewed using the Gmail service. While the California legislation has been modified since being introduced so that it does not inhibit the operation of the Gmail service, the legislation has not been finally adopted. If this legislation is adopted as originally introduced, or other similar legislation is adopted, it could prevent us from implementing the Gmail service in the affected states. This could impair our ability to compete in the email services market.

If we were to lose the services of Eric, Larry, Sergey or our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO Eric Schmidt and our founders Larry Page and Sergey Brin are critical to the overall management of Google as well as the development of our technology, our culture and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

The initial option grants to many of our senior management and key employees are fully vested. Therefore, these employees may not have sufficient financial incentive to stay with us, we may have to incur costs to replace key employees that leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner.

Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their initial stock option grants. While we often grant additional stock options to management personnel and other key employees after their hire dates to provide additional incentives to remain employed by us, their initial grants are usually much larger than follow-on grants. Employees may be more likely to leave us after their initial option grant fully vests, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. We have not given any additional grants to Eric, Larry or Sergey. Larry and Sergey are fully vested, and only a small portion of Eric’s stock is subject to future vesting. If any members of our senior management team leave the company, our ability to successfully operate our business could be impaired. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

Our performance is largely dependent on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and we are aware that certain of our competitors have directly targeted our employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, as we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our option grants or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

Our CEO and our two founders run the business and affairs of the company collectively, which may harm their ability to manage effectively.

Eric, our CEO, and Larry and Sergey, our founders and presidents, currently provide leadership to the company as a team. Our bylaws provide that our CEO and our presidents will together have general supervision, direction and control of the company, subject to the control of our board of directors. As a result, Eric, Larry and Sergey tend to operate the company collectively and to consult extensively with each other before significant decisions are made. This may slow the decision-making process, and a disagreement among these individuals could prevent key strategic decisions from being made in a timely manner. In the event our CEO and our two founders are unable to continue to work well together in providing cohesive leadership, our business could be harmed.

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects, may increase the risk that we will not continue to be successful and increases the risk of your investment.

We first derived revenue from our online search business in 1999 and from our advertising services in 2000, and we have only a short operating history with our cost-per-click advertising model, which we launched in 2002. As a result, we have very little operating history for you to evaluate in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers and Google Network members, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In 2004, we expect to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is going to be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and Google Network members. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We rely on bandwidth providers, data centers or other third parties for key aspects of the process of providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or co-location services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate aspects of our data center and connectivity operations including, among others, Internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

Our systems are also heavily reliant on the availability of electricity, which also comes from third-party providers. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly through a major power outage and their fuel supply could also be inadequate during a major power outage. This could result in a disruption of our business.

Interruption or failure of our information technology and communications systems could impair our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

Our provision of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service. Interruptions in our service could reduce our revenues and profits, and our brand could be damaged if people believe our system is unreliable. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems, and similar events. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

We have experienced system failures in the past and may in the future. For example, in November 2003 we failed to provide web search results for approximately 20% of our traffic for a period of about 30 minutes. Any unscheduled interruption in our service puts a burden on our entire organization and would result in an immediate loss of revenue. If we experience frequent or persistent system failures on our web sites, our reputation and brand could be permanently harmed. The steps we have taken to increase the reliability and redundancy of our systems are expensive, reduce our operating margin and may not be successful in reducing the frequency or duration of unscheduled downtime.

More individuals are using non-PC devices to access the Internet, and versions of our web search technology developed for these devices may not be widely adopted by users of these devices.

The number of people who access the Internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices difficult. If we are unable to attract and retain a substantial number of alternative device users to our web search services or if we are slow to develop products and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market for online services.

If we account for employee stock options using the fair value method, it could significantly reduce our net income.

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. Currently, we record deferred stock-based compensation to the extent that the reassessed value for accounting purposes of the stock on the date of grant exceeds the exercise price of the option. We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods. If we had used the fair value method of accounting for stock options granted to employees prior to July 1, 2004 using a Black Scholes option valuation formula, our net income would have been $700,000 and $2.8 million less than reported in the six months ended June 30, 2003 and June 30, 2004. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options. See Note 1 of Notes to Consolidated Financial Statements included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004 for a more detailed presentation of accounting for stock-based compensation plans.

Payments to certain of our Google Network members has exceeded the related fees we receive from our advertisers.

We have entered into, and may continue to enter into, minimum fee guarantee agreements with a small number of Google Network members. In these agreements, we promise to make minimum payments to the Google Networks member for a pre-negotiated period of time, typically from three months to a year or more. It is difficult to forecast with certainty the fees that we will earn under our agreements, and sometimes the fees we earn fall short of the minimum guarantee payment amounts. Also, increasing competition for arrangements with web sites that are potential Google Network members could result in our entering into more of these minimum fee guarantee agreements under which guaranteed payments exceed the fees we receive from advertisers whose ads we place on those Google Network member sites. In each period to date, the aggregate fees we have earned under these agreements have exceeded the aggregate amounts we have been obligated to pay to the Google Network members. However, individual agreements have resulted in guaranteed minimum and other payments to a Google Network member in excess of the related fees we receive from advertisers. In the six months ended June 30, 2003 and June 30, 2004, we recognized $3.1 and $18.2 million in cost of revenues related to such payments in excess of revenues for such agreements. At June 30, 2004, our aggregate outstanding minimum guarantee commitments totaled approximately $369.4 million. These commitments expire between 2004 and 2007. We may recognize cost of revenues related to payments to certain Google Network members in excess of the related fees we receive from advertisers in the future in connection with certain AdSense agreements, which could adversely affect our profitability.

To the extent our revenues are paid in foreign currencies, and currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates were to change unfavorably, the value of net receivables we receive in foreign currencies and later convert to U.S. dollars after the unfavorable change would be diminished. This could have a negative impact on our reported operating results. Hedging strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures, that we may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

•	We have limited experience in implementing or operating hedging programs. Hedging programs are inherently risky and we could lose money as a result of poor trades.

•	We may be unable to hedge currency risk for some transactions because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures.

•	We may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure.

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases or we are unable to maintain sufficient insurance to mitigate the risks, our operating results may be diminished.

We contract for insurance to cover potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have a great deal of experience acquiring companies and the companies we have acquired have been small. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	The need to implement or remediate controls, procedures and policies appropriate for a larger public company at companies that prior to the acquisition lacked these controls, procedures and policies.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retaining employees from the businesses we acquire.

•	The need to integrate each company’s accounting, management information, human resource and other administrative systems to permit effective management.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries. Also, the anticipated benefit of many of our acquisitions may not materialize. Future acquisitions or dispositions could result in potentially dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

We occasionally become subject to commercial disputes that could harm our business by distracting our management from the operation of our business, by increasing our expenses and, if we do not prevail, by subjecting us to potential monetary damages and other remedies.

From time to time we are engaged in disputes regarding our commercial transactions. These disputes could result in monetary damages or other remedies that could adversely impact our financial position or operations. Even if we prevail in these disputes, they may distract our management from operating our business and the cost of defending these disputes would reduce our operating results.

We have to keep up with rapid technological change to remain competitive in our rapidly evolving industry.

Our future success will depend on our ability to adapt to rapidly changing technologies, to adapt our services to evolving industry standards and to improve the performance and reliability of our services. Our failure to adapt to such changes would harm our business. New technologies and advertising media could adversely affect us. In addition, the widespread adoption of new Internet, networking or telecommunications technologies or other technological changes could require substantial expenditures to modify or adapt our services or infrastructure.

Our business depends on increasing use of the Internet by users searching for information, advertisers marketing products and services and web sites seeking to earn revenue to support their web content. If the Internet infrastructure does not grow and is not maintained to support these activities, our business will be harmed.

Our success will depend on the continued growth and maintenance of the Internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable Internet services. Internet infrastructure may be unable to support the demands placed on it if the number of Internet users continues to increase, or if existing or future Internet users access the Internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the Internet. The Internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and it could face outages and delays in the future. These outages and delays could reduce the level of Internet usage as well as our ability to provide our solutions.

Shares issued and options granted under our stock plans exceeded limitations in federal and state securities laws, the result of which is that the holders of these shares and/or options have rescission rights that could require us to reacquire the shares and/or options for an aggregate repurchase price of up to $25.9 million.

Shares issued and options granted under our 1998 Stock Plan, our 2003 Stock Plan, our 2003 Stock Plan (No. 2) and our 2003 Stock Plan (No. 3) from September 2001 through July 2004 may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. Certain of the shares issued during this period may not have been exempt from registration and qualification requirements under Rule 701 under the Securities Act of 1933 and under those state securities laws that provide an exemption to the extent the requirements under Rule 701 are met. We became aware that we were approaching the numeric limitations prescribed by Rule 701 in September 2002 and thereafter determined that we could not continue to count on being able to rely on Rule 701 to provide an exemption from the registration requirements of the Securities Act of 1933. In addition, continued compliance under Rule 701 would have required broad dissemination of detailed financial information regarding our business, which would have been strategically disadvantageous to our company. In evaluating how to issue stock upon exercise of outstanding options in light of these limitations we determined we would utilize “private placement” exemptions provided by Section 4(2) of the Securities Act of 1933 in order to exempt these issuances from federal registration requirements notwithstanding the factual and legal uncertainties inherent in Section 4(2). These uncertainties arise because analyzing whether or not issuances of securities qualify for the exemptions afforded by Section 4(2) involves a number of subjective determinations including whether the number of offerees constitutes a general solicitation, the financial sophistication of offerees and their access to information regarding the issuer, as well as whether the offering was designed to result in a distribution of shares to the general public. We considered various alternatives in determining to rely on the exemption provided by Section 4(2) despite its inherent uncertainties. We considered ceasing granting options and shares to service providers. However, we determined that this would be detrimental to our development, as equity compensation was an essential ingredient to building our company. We also considered becoming a reporting company for the purposes of federal securities laws. We determined that this too would be contrary to the best interests of our stockholders. We therefore concluded that relying on Section 4(2) despite its uncertainties was in the best interest of our security holders. Because of this uncertainty, the options we granted and the shares issued upon exercise of these options during this period may have been issued in violation of either federal or state securities laws, or both, and may be subject to rescission. In order to address this issue, we intend to make a rescission offer to the holders of these shares and options as soon as practicable after the completion of the offering of our Class A common stock and, in any event within 30 days of the effective date of this registration statement, assuming the offering has been completed at such time. We will be making this rescission offer to 1,406 persons who are or were residents of Arkansas, California, Colorado, Connecticut, the District of Columbia, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Texas, Virginia and Washington.

If this rescission offer is accepted, we could be required to make aggregate payments to the holders of these shares and options of up to $25.9 million, which includes statutory interest. For options, this exposure reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the entire option, plus statutory interest. However, it is possible that an optionholder could argue that this does not represent an adequate remedy for the issuance of the option in violation of applicable securities laws, and if a court were to impose a greater remedy, our exposure as a result of the rescission offer could be higher. For issuances of common stock, this exposure is calculated by reference to the acquisition price of the common stock, plus statutory interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all options and common stock granted or issued since September 2001 plus any statutory interest we may be required to pay. We also understand that the Securities and Exchange Commission has initiated an informal inquiry into this matter and certain state regulators, including California, have requested additional information.

If it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

The market price for our Class A common stock may be volatile.

We are in the process of completing our initial public offering and our common stock is currently not traded on a public market. We cannot predict the extent to which a trading market will develop or how liquid that market might become. The initial public offering price may not be indicative of prices that will prevail in the trading market. The trading price of our Class A common stock following our initial public offering is therefore likely to be highly volatile and could be subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations or those of our Google Network members or our data centers.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Changes in earnings estimates or recommendations by securities analysts.

•	General economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Such fluctuations may be even more pronounced in the trading market shortly following our initial public offering. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of shares by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the market price prevailing from time to time. Sales of our Class A common stock in the public market after our initial public offering, or the perception that those sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions. Based on shares outstanding as of June 30, 2004, upon completion of our initial public offering, we will have outstanding 271,219,643 shares of common stock, assuming no exercise of the underwriters’ over-allotment option in our initial public offering. We have entered into contractual lock-up agreements with our officers, directors and certain employees and other securityholders, representing the holders of substantially all of our outstanding capital stock. We may, in our sole discretion, permit our officers, directors, employees and current stockholders who are subject to contractual lock-up agreements with us to sell shares prior to the expiration of their lock-up agreements. None of our officers, directors, employees or stockholders have entered into contractual lock-up agreements with the underwriters in connection with our initial public offering. In addition, our employees can only sell vested shares.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The concentration of our capital stock ownership with our founders, executive officers, employees, and our directors and their affiliates will limit your ability to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock we are selling in our initial public offering, will have one vote per share. We anticipate that our founders, executive officers, directors (and their affiliates) and employees will together own approximately 84.4% of our Class B common stock, representing approximately 83.1% of the voting power of our outstanding capital stock. In particular, following this offering, our two founders and our CEO, Larry, Sergey and Eric, will control approximately 38.5% of our outstanding Class B common stock, representing approximately 37.9% of the voting power of our outstanding capital stock. Larry, Sergey and Eric will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws, as amended and restated upon the closing of this offering, may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure our founders, executives and employees will have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial.

•	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting.

•	Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

If our involvement in a September 2004 magazine article about Google were held to be in violation of the Securities Act of 1933, we could be required to repurchase securities sold in our initial public offering.

Information about Google has been published in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” The text of the article, which is included as Appendix B to the prospectus relating to our initial public offering, contains information derived from an interview of Larry and Sergey conducted in April 2004, prior to the filing of our registration statement relating to our initial public offering. The article includes quotations from Larry and Sergey, and has been reprinted by a number of news media outlets. The article presented certain statements about our company in isolation and did not disclose many of the related risks and uncertainties described in the prospectus relating to our initial public offering.

We do not believe that our involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if our involvement were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares sold to purchasers in this offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. We would contest vigorously any claim that a violation of the Securities Act occurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables of the U.S. parent due from its subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro and the Japanese Yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, we began to bill our international online sales through a foreign subsidiary, which will lower our exposure to foreign currency transaction gains and losses. In addition, effective January 2004 our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The primary vehicle we expect to use will be forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. In the three months ended June 30, 2004, we entered into forward foreign exchange contracts to offset the foreign exchange risk on certain existing intercompany assets. The notional principal of forward exchange contracts to purchase U.S. dollars with Euros was $116.9 million at June 30, 2004. There were no other forward exchange contracts outstanding at June 30, 2004.

Our exposure to foreign currency translation gains and losses arises from the translation of certain net assets of our subsidiaries to U.S. dollars during consolidation. To date, translation gains and losses have not been material.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $18.7 million and $4.5 million at June 30, 2004 and December 31, 2003. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term. The increase in the reasonably possible adverse impact of $18.7 million and $4.5 million at June 30, 2004 and December 31, 2003 were primarily the result of an increase in intercompany receivables and cash held by our Irish subsidiary denominated in foreign currencies.

Interest Rate Risk

We invest in a variety of securities, consisting primarily of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our investment securities of approximately $3.2 million and $1.9 million at June 30, 2004 and December 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this report. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal controls over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since 2003 we have invested significant resources to comprehensively document and analyze our system of internal controls. We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. Areas for improvement include streamlining our domestic and international billing processes, further limiting internal access to certain data systems and continuing to improve coordination across business functions. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 on December 31, 2005. As a result, we expect to make changes in our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 9, 2004, we and Yahoo entered into a settlement agreement resolving two disputes that had been pending between us. The first dispute concerned a lawsuit filed by Yahoo’s wholly-owned subsidiary, Overture Services, Inc., against us in April 2002 asserting that certain services infringed Overture’s U.S. Patent No. 6,269,361. In our court filings, we denied that we infringed the patent and alleged that the patent was invalid and unenforceable.

The second dispute concerned a warrant held by Yahoo to purchase 3,719,056 shares of our stock in connection with a June 2000 services agreement. Pursuant to a conversion provision in the warrant, in June 2003 we issued 1,229,944 shares to Yahoo. Yahoo contended it was entitled to a greater number of shares, while we contended that we had fully complied with the terms of the warrant.

As part of the settlement, Overture will dismiss its patent lawsuit against us and has granted us a fully-paid, perpetual license to the patent that was the subject of the lawsuit and several related patent applications held by Overture. The parties also mutually released any claims against each other concerning the warrant dispute. In connection with the settlement of these two disputes, we issued to Yahoo 2,700,000 shares of Class A common stock.

Companies have also filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. A court in France has held us liable for allowing advertisers to select certain trademarked terms as keywords. We have appealed this decision. We were also subject to two lawsuits in Germany on similar matters where one court preliminarily reached a similar conclusion as the court in France while another court held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating similar issues in other cases in the U.S., France, Germany and Italy. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

From time to time, we may also become a party to other litigation and subject to claims incident to the ordinary course of business. For example, because our products and services link to or host material in which others allege to own copyrights, from time to time third parties have asserted copyright infringement or related claims against us. Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 21, 2004, we sent a written consent to our stockholders requesting approval of the following matters in connection with our proposed initial public offering: (1) the amendment and restatement of our Certificate of Incorporation to implement certain changes with respect to our dual class common stock structure and to provide for certain corporate governance requirements and increases to our authorized capital stock that will become effective immediately prior to the closing of the offering, (2) the amendment and restatement of our Bylaws to provide for certain changes consistent with our becoming a public company that will become effective immediately prior to the closing of the offering, (3) the adoption of our 2004 Stock Plan and (4) the adoption of indemnification agreements to be entered into with each of our directors and executive officers. All such actions were effected pursuant to an action by written consent of our stockholders pursuant to Section 228 of the Delaware General Corporation Law.

A total of 195,763,441 shares of our stock out of 254,161,944 shares issued and outstanding (on an as-converted to common stock basis) voted in favor of these matters.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On July 9, 2004, Google filed a report on 8-K reporting under Item 5 that on July 6, 2004 Google filed an amendment to its certificate of incorporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: August 16, 2004	By:	/s/ ERIC E. SCHMIDT
Eric E. Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.