Form 10-Q/A
period 2004-06-30
Google Inc.
filed 2004-08-18
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Form 10-Q/A

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

Certain companies have filed trademark infringement and related claims against the Company over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. A court in France has held the Company liable for allowing advertisers to select certain trademarked terms as keywords. The Company has appealed this decision. The Company is also subject to two lawsuits in Germany on similar matters where one court preliminarily reached a similar conclusion as the court in France while another court held that the Company is not liable for the actions of our advertisers prior to notification of trademark rights. The Company is litigating similar issues in other cases in the U.S., France, Germany and Italy. Management believes that any adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenues on a prospective basis. As the proceedings related to these lawsuits are currently at a relatively early stage, the magnitude of any unfavorable outcome cannot be reasonably estimated at this time.

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company will incur a non-cash charge in the third quarter of 2004 related to this settlement. Based on an assumed per share value of the settlement consideration equal to the midpoint of the proposed initial public offering price range included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004, the Company preliminarily estimates that this non-cash charge will be between $195 million and $215 million in the three months ending September 30, 2004. The non-cash charge will include, among other items, the value of shares associated with the settlement of the warrant dispute. The non-cash charge associated with these shares is required because the shares are being issued after the warrant was converted. The Company will also realize an income tax benefit in the third quarter, based on preliminary estimates, of between $75 million and $85 million related to this non-cash charge. The charge will result in a net loss for the Company in the three months ending September 30, 2004. The Company anticipates that it will capitalize various intangible assets obtained in this settlement and that these amounts will be amortized ratably over their useful lives, preliminarily expected to be between one and five years. The issuance of 2,700,000 shares represents approximately one percent of the number of shares currently expected to be used in the diluted per share calculation for the three and nine months ending September 30, 2004 and for the year ending December 31, 2004. The foregoing estimates of the amounts to be expensed, the associated tax benefit and the periods over which the capitalized assets will be amortized, are preliminary. As a result, these estimates are subject to further review and may change materially. In finalizing these amounts, the Company expects to use the actual initial public offering price to determine the reported value of the settlement consideration. The Company will also engage a third party valuation consultant to assist management in the allocation of the settlement amount and the determination of the useful lives of the capitalized assets and expects to complete these analyses during the third quarter of 2004.

The unaudited pro forma information below presents net income (loss) and per share amounts assuming the settlement had occurred on January 1, 2003 and balance sheet data assuming it had occurred on December 31, 2003. For the purposes of the settlement we have assumed a per share value of the settlement consideration equal to the midpoint of the proposed initial public offering price range included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 18, 2004.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The unaudited pro forma adjustments were derived from the preliminary estimates discussed above and in the related footnotes below. These estimates are subject to further review and may change materially. The following data is in thousands, except per share and footnote amounts:

	Year Ended December 31, 2003					Six Months Ended June 30, 2004
	Actual	Pro Forma Adjustments		Pro Forma		Actual	Pro Forma Adjustments		Pro Forma
		(unaudited)		(unaudited)		(unaudited)	(unaudited)		(unaudited)
		$(205,000	)(a)				$—
		80,000	(b)				—
		(13,000	)(c)				(6,500	)(c)
		4,000	(d)				2,000	(d)

Net income (loss)	$105,648	$(134,000)		$(28,352)		$143,036	$(4,500)		$138,536

Net income (loss) per share—basic	$0.77			$(0.20)		$0.93			$0.89
Shares used in per share calculation—basic	137,697	2,700	(e)	140,397		153,263	2,700	(e)	155,963
Net income per share—diluted	$0.41			—	(h)	$0.54			$0.52
Shares used in per share calculation—diluted	256,638			—	(h)	265,223	2,700	(e)	267,923

	December 31, 2003
	Actual	Pro Forma Adjustments		Pro Forma
		(unaudited)		(unaudited)
Total assets	$871,458	$38,000	(f)	$909,458

Total liabilities	268,817	(80,000	)(b)	188,817

		(205,000	)(a)
		80,000	(b)
		243,000	(g)

Total stockholders’ equity	588,770	118,000		706,770

(a)	To reflect the one-time non-cash charge related to the settlement of the warrant dispute and other items assumed to be equal to the midpoint of the preliminarily estimated range of between $195 million and $215 million.

(b)	To reflect the income tax benefit related to the non-cash charge (noted in (a) above) assumed to be equal to the midpoint of the preliminarily estimated range of between $75 million and $85 million.

(c)	To reflect the amortization expense related to the various intangible assets obtained in this settlement based on a preliminarily estimated average amortization period of approximately 3 years.

(d)	To reflect the income tax benefit resulting from the amortization expense related to the various intangible assets obtained in this settlement.

(e)	To reflect the 2,700,000 shares of Class A common stock issued to Yahoo in connection with this settlement.

(f)	To reflect the capitalization of various intangible assets obtained in this settlement.

(g)	To reflect the value of the 2,700,000 shares of Class A common stock issued to Yahoo in connection with this settlement based on an assumed per share value of $90.00 which is equal to the midpoint of the proposed initial public offering price range included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 18, 2004.

(h)	The “income per share—diluted” amount for the year ended December 31, 2003 pro forma is not provided because the effect of the additional shares is anti-dilutive.

The following table provides a preliminary allocation of the preliminarily estimated $243 million ascribed to the value of the shares issued in connection with this settlement. These estimates are subject to further review and may change materially.

	(in thousands)
	(unaudited)
Settlement of warrant dispute and other items	$205,000	(see footnote (a) above)
Intangible assets	38,000	(see footnote (f) above)

Total consideration	$243,000

Magazine Article

Information about the Company has been published in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” This article includes quotations from Larry Page and Sergey Brin and has been reprinted by a number of news media outlets. The Company does not believe that its involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if the Company’s involvement were held by a court to be in violation of the Securities Act of 1933, the Company could be required to repurchase the shares sold to purchasers in the offering under the Company’s Registration Statement on Form S-1, filed April 29, 2004, as amended on August 18, 2004, at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The Company would contest vigorously any claim that a violation of the Securities Act occurred. Management currently believes there is only a remote possibility that the ultimate outcome with respect to any such claim that might be made would materially adversely affect the operating results, financial position or liquidity of the Company.

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

We will incur a non-cash charge in the third quarter of 2004 related to this settlement. Based on an assumed per share value of the settlement consideration equal to the midpoint of the proposed initial public offering price range included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 16, 2004, we preliminarily estimate that this non-cash charge will be between $195 million and $215 million in the three months ending September 30, 2004. The non-cash charge will include, among other items, the value of shares associated with the settlement of the warrant dispute. The non-cash charge associated with these shares is required because they are being issued after the warrant was converted. We will also realize an income tax benefit in the third quarter, based on preliminary estimates, of between $75 million and $85 million related to this non-cash charge. The charge will result in a net loss for us in the three months ending September 30, 2004. We anticipate that we will capitalize various intangible assets obtained in this settlement and that these amounts will be amortized ratably over their useful lives, preliminarily expected to be between one and five years. The issuance of 2,700,000 shares represents approximately one percent of the number of shares currently expected to be used in the diluted per share calculation for the three and nine months ending September 30, 2004 and for the year ending December 31, 2004. The foregoing estimates of the amounts to be expensed, the associated tax benefit and the periods over which the capitalized assets will be amortized, are preliminary. As a result, they are subject to further review and may change materially. In finalizing these amounts, we expect to use the actual initial public offering price to determine the reported value of the settlement consideration. We will also engage a third party valuation consultant to assist management in the allocation of the settlement amount and the determination of the useful lives of the capitalized assets and expect to complete these analyses during the third quarter of 2004.

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

As warrants to purchase an additional 1,996,140 shares of our stock, and as certain options to purchase additional shares of Class A and Class B common stock, are exercised as anticipated over the current and future years, we expect to realize significant reductions in our tax liabilities. In addition, we expect to realize a significant reduction in our tax liabilities in the three months ended September 30, 2004 as a result of the issuance of 2,700,000 shares of our Class A common stock pursuant to the settlement of certain disputes with Yahoo in August 2004. Note 6 to Notes to Consolidated Financial Statements included as part of this quarterly report provides further disclosure of this settlement and a preliminary estimate of the related tax benefits. The reduction in our tax liability is computed based on the applicable statutory rates and the difference between the value of our stock on the date of exercise or issuance, as determined by our board of directors or the market, and the price paid for those shares.

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

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, Share-Based Payment: an amendment of FASB Statements No. 123 and 95, which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning in 2005 and subsequent reporting periods. Currently, we record deferred stock-based compensation to the extent that the reassessed value for accounting purposes of the stock on the date of grant exceeds the exercise price of the option. We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods. If we had used the fair value method of accounting for stock options granted to employees prior to July 1, 2004 using a Black Scholes option valuation formula, our net income would have been $700,000 and $2.8 million less than reported in the six months ended June 30, 2003 and June 30, 2004. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options. See Note 1 of Notes to Consolidated Financial Statements included in our Registration Statement on Form S-1, filed April 29, 2004, as amended on August 18, 2004 for a more detailed presentation of accounting for stock-based compensation plans.

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

Our Class B common stock has ten votes per share and our Class A common stock, which is the stock we are selling in our initial public offering, will have one vote per share. We anticipate that our founders, executive officers, directors (and their affiliates) and employees will together own approximately 84.8% of our Class B common stock, representing approximately 83.6% of the voting power of our outstanding capital stock after our initial public offering. In particular, following this offering, our two founders and our CEO, Larry, Sergey and Eric, will control approximately 38.1% of our outstanding Class B common stock, representing approximately 37.6% of the voting power of our outstanding capital stock. Larry, Sergey and Eric will therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control will limit your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

We do not believe that our involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if our involvement were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares sold to purchasers in this offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. We would contest vigorously any claim that a violation of the Securities Act occurred. The SEC has also requested additional information concerning the publication of the article.

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

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

On July 9, 2004, Google filed a report on 8-K reporting under Item 5 that on July 6, 2004 Google filed an amendment to its certificate of incorporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: August 18, 2004	By:	/s/ ERIC E. SCHMIDT
Eric E. Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.