Form 10-Q
period 2004-09-30
Google Inc.
filed 2004-11-15
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

At October 31, 2004, the number of shares outstanding of the registrant’s Class A common stock was 57,857,182 shares and the number of shares outstanding of the registrant’s Class B common stock was 215,558,768 shares.

GOOGLE INC.

Form 10-Q

For the Quarter Ended September 30, 2004

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Google Inc.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2003	As of September 30, 2004
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,995	$344,469
Short-term investments	185,723	1,513,887
Accounts receivable, net of allowance of $4,670 and $4,559	154,690	233,057
Income taxes receivable	—	115,070
Deferred income taxes	22,105	48,455
Prepaid revenue share, expenses and other assets	48,721	105,273

Total current assets	560,234	2,360,211
Property and equipment, net	188,255	362,609
Goodwill	87,442	101,815
Intangible assets, net	18,114	43,660
Prepaid revenue share, expenses and other assets, non-current	17,413	20,223

Total assets	$871,458	$2,888,518

Liabilities, Redeemable Convertible Preferred Stock Warrant and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,175	$49,557
Accrued compensation and benefits	33,522	53,841
Accrued expenses and other current liabilities	26,411	44,185
Accrued revenue share	88,672	101,973
Deferred revenue	15,346	21,888
Income taxes payable	20,705	—
Current portion of equipment leases	4,621	3,026

Total current liabilities	235,452	274,470
Long-term portion of equipment leases	1,988	63
Deferred revenue, long-term	5,014	6,344
Liability for stock options exercised early, long-term	6,341	7,206
Deferred income taxes	18,510	—
Other long-term liabilities	1,512	11,412

Commitments and contingencies

Redeemable convertible preferred stock warrant	13,871	—

Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 164,782 and 100,000 shares authorized at December 31, 2003 and September 30, 2004, 71,662 and no shares issued and outstanding at December 31, 2003 and September 30, 2004	44,346	—
Class A and Class B common stock, $0.001 par value: 700,000 and 9,000,000 shares authorized at December 31, 2003 and September 30, 2004, 160,866 and 273,228 shares issued and outstanding, excluding 11,987 and 8,772 shares subject to repurchase at December 31, 2003 and September 30, 2004	161	273
Additional paid-in capital	725,219	2,497,299
Note receivable from officer/stockholder	(4,300)	—
Deferred stock-based compensation	(369,668)	(292,690)
Accumulated other comprehensive income	1,660	(2,230)
Retained earnings	191,352	386,371

Total stockholders’ equity	588,770	2,589,023

Total liabilities, redeemable convertible preferred stock warrant and stockholders’ equity	$871,458	$2,888,518

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)
Revenues	$393,942	$805,887	$953,759	$2,157,722
Costs and expenses:
Cost of revenues	170,390	362,099	374,986	1,003,874
Research and development	32,774	57,409	62,771	138,190
Sales and marketing	36,575	65,512	79,164	170,193
General and administrative	13,853	40,774	36,415	87,857
Stock-based compensation(1)	73,794	67,981	144,377	219,215
Non-recurring portion of settlement of disputes with Yahoo	—	201,000	—	201,000

Total costs and expenses	327,386	794,775	697,713	1,820,329

Income from operations	66,556	11,112	256,046	337,393
Interest income and other, net	464	3,866	1,183	2,668

Income before income taxes	67,020	14,978	257,229	340,061
Provision (benefit) for income taxes	46,594	(37,005)	178,835	145,042

Net income	$20,426	$51,983	$78,394	$195,019

Net income per share:
Basic	$0.14	$0.25	$0.58	$1.14

Diluted	$0.08	$0.19	$0.31	$0.73

Number of shares used in per share calculations:
Basic	141,412	205,007	134,820	170,511

Diluted	257,948	274,735	254,664	268,394

(1) Stock-based compensation is allocated as follows (see Note 1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)
Cost of revenues	$3,008	$1,996	$5,821	$9,618
Research and development	43,878	42,120	82,115	134,222
Sales and marketing	15,819	11,580	30,530	39,156
General and administrative	11,089	12,285	25,911	36,219

	$73,794	$67,981	$144,377	$219,215

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2003	2004
	(unaudited)
Operating activities
Net income	$78,394	$195,019
Adjustments:
Depreciation and amortization of property and equipment	28,203	85,620
Amortization of intangibles and warrants	8,975	10,393
In-process research and development	11,618	950
Stock-based compensation	144,377	219,215
Tax benefits from exercise of warrants	—	144,971
Non-recurring portion of settlement of disputes with Yahoo	—	201,000
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(54,574)	(78,361)
Income taxes, net	8,120	(182,415)
Prepaid revenue share, expenses and other assets	(29,156)	(54,134)
Accounts payable	35,175	3,369
Accrued expenses and other liabilities	15,545	42,148
Accrued revenue share	57,991	13,301
Deferred revenue	4,234	7,871

Net cash provided by operating activities	308,902	608,947

Investing activities
Purchases of property and equipment	(120,310)	(259,915)
Purchases of short-term investments	(105,229)	(2,877,309)
Maturities and sales of short-term investments	130,149	1,548,334
Purchases of other investments	—	(4,999)
Acquisitions, net of cash acquired	(39,958)	(10,833)

Net cash used in investing activities	(135,348)	(1,604,722)

Financing activities
Proceeds from exercise of stock options, net	10,649	10,159
Proceeds from exercise of warrants	—	21,944
Net proceeds from initial public offering	—	1,161,446
Payment of note receivable from officer/stockholder	—	4,300
Payments of principal on capital leases and equipment loans	(6,435)	(3,521)

Net cash provided by financing activities	4,214	1,194,328

Effect of exchange rate changes on cash and cash equivalents	(104)	(3,079)

Net increase in cash and cash equivalents	177,664	195,474
Cash and cash equivalents at beginning of year	57,752	148,995

Cash and cash equivalents at end of period	$235,416	$344,469

Supplemental disclosures of cash flow information
Cash paid for interest	$1,300	$611

Cash paid for taxes	$170,812	$181,967

Acquisition related activities:
Issuance of common stock in connection with acquisitions, net of deferred stock-based compensation	$64,243	$7,112

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

Unaudited Interim Financial Information

The accompanying consolidated balance sheet as of September 30, 2004, the consolidated statements of income for the three and nine months ended September 30, 2003 and 2004, and the consolidated statements of cash flows for the nine months ended September 30, 2003 and 2004 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In the opinion of the Company’s management, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of the Company’s financial position at September 30, 2004, its results of operations for the three and nine months ended September 30, 2003 and 2004, and its cash flows for the nine months ended September 30, 2003 and 2004. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Registration Statement on Form S-1 filed on April 29, 2004, as amended.

Use of Estimates

The preparation of interim consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. On an on-going basis, the Company evaluates its estimates, including those related to accounts receivable allowances, fair values of investments, fair values of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment and income taxes among others. While the Company bases its estimates on historical experience and on various other assumptions that management believe to be reasonable under the circumstances, actual results may differ materially from these estimates under different assumptions or conditions.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenue Recognition

The following table presents the Company’s revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)
Advertising revenues:
Google web sites	$207,239	$411,671	$548,240	$1,058,645
Google Network web sites	174,444	384,285	373,246	1,064,263

Total advertising revenues	381,683	795,956	921,486	2,122,908
Licensing and other revenues	12,259	9,931	32,273	34,814

Revenues	$393,942	$805,887	$953,759	$2,157,722

In the first quarter of 2000, the Company introduced its first advertising program through which it offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid the Company based on the number of times their ads were displayed on users’ search results pages, and the Company recognized revenue at the time these ads appeared. In the fourth quarter of 2000, the Company launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. AdWords advertisers originally paid the Company based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, the Company began offering AdWords exclusively on a cost-per-click basis, so that an advertiser pays the Company only when a user clicks on one of its ads. The Company recognizes as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results on Google web sites. Effective January 1, 2004, the Company now offers a single pricing structure to all of its advertisers based on the AdWords cost-per-click model.

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

The Company also generates fees from the sale and license of its Search Appliance, which includes hardware, software and generally 12 to 24 months of post-contract support. As the elements are not sold separately, sufficient vendor-specific objective evidence does not exist for the allocation of revenue. As a result,

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the entire fee is recognized ratably over the term of the post-contract support arrangement in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended.

Deferred revenue is recorded when payments are received in advance of the Company’s performance in the underlying agreement on the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts owed to Google Network members. These amounts owed are primarily based on revenue share arrangements under which the Company pays its Google Network members most of the fees it receives from its advertisers. In addition, certain AdSense agreements obligate the Company to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. The Company amortizes guaranteed minimum revenue share prepayments (or accretes an amount payable to its Google Network members if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site. In addition, concurrent with the commencement of certain AdSense agreements, the Company purchased certain items from, or provided other consideration to, its Google Network members. These amounts are amortized on a ratable basis over the related term of the agreement.

Traffic acquisition costs were $143.5 million and $302.9 million in the three months ended September 30, 2003 and 2004, and $310.2 million and $851.0 million in the nine months ended September 30, 2003 and 2004.

In addition, cost of revenues consists of the expenses associated with the operation of the Company’s data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees relating to processing customer transactions as well as expenses related to the amortization of purchased and licensed technologies.

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

Prior to the initial public offering, the Company typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, the Company has applied hindsight to arrive at reassessed values for the shares underlying these options. The Company has recorded deferred stock-based compensation equal to the difference between these reassessed values and the exercise prices. After the initial public offering, options have been granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In connection with restricted shares and unvested stock options granted to employees, the Company recorded deferred stock-based compensation costs of $280.5 million and $4.5 million for the three months ended September 30, 2003 and 2004, and $456.9 million and $138.7 million for the nine months ended September 30, 2003 and 2004.

Net amortization of deferred stock-based compensation related to stock options granted to employees totaled $69.6 million and $63.0 million in the three months ended September 30, 2003 and 2004 and $134.6 million and $208.8 million in the nine months ended September 30, 2003 and 2004. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with SFAS 123, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in connection with Selling, Goods or Services (“EITF 96-18”), and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, over the vesting period of each respective restricted share and stock option, generally over four or five years. The remaining unamortized, deferred stock-based compensation for all restricted shares and stock option grants through September 30, 2004 assuming no change in the stock option accounting rules and assuming all employees remain employed at Google for their remaining vesting periods will be expensed as follows over the remaining three months of 2004 and each of the next four years and thereafter (in millions):

(unaudited)
2004	$54.6
2005	139.2
2006	67.5
2007	24.4
2008	5.3
Thereafter	1.7

$292.7

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18. Under SFAS 123 and EITF 96-18, the Company uses the Black-Scholes method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

The Company recorded stock-based compensation expense for the value of stock options earned by non-employees of $4.2 million and $5.0 million in the three months ended September 30, 2003, 2004 and $9.8 million and $10.4 million in the nine months ended September 30, 2003, 2004. No options that vest over time were granted to non-employees in the nine months ended September 30, 2004.

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Had compensation cost for options granted under the option plans been determined based on the fair value method prescribed by SFAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)
Net income, as reported	$20,426	$51,983	$78,394	$195,019
Add: Stock-based employee compensation expense included in reported net income	69,617	62,957	134,606	208,760
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards	(70,372)	(69,935)	(136,081)	(218,534)

Net income, pro forma	$19,671	$45,005	$76,919	$185,245

Net income per share:
As reported—basic	$0.14	$0.25	$0.58	$1.14
Pro forma—basic	$0.14	$0.22	$0.57	$1.09
As reported—diluted	$0.08	$0.19	$0.31	$0.73
Pro forma—diluted	$0.08	$0.16	$0.30	$0.69

For purposes of the above pro forma calculation, the value of each option granted through September 30, 2004 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)
Risk-free interest rate	2.29%	3.03%	2.01%	2.68%
Expected volatility	75%	75%	75%	75%
Expected life (in years)	3	3	3	3
Dividend yield	—	—	—	—

The weighted-average fair value of an option granted in the three months ended September 30, 2003 and 2004 was $47.98 and $48.31 and in the nine months ended September 30, 2003 and 2004 was $26.43 and $63.07, using the Black-Scholes pricing model.

On March 31, 2004, the FASB issued an Exposure Draft, “Share-Based Payment—An Amendment of FASB Statements No. 123 and 95” (proposed SFAS 123R), which currently is expected to be effective for public companies in periods beginning after June 15, 2005. The Company would be required to implement the proposed standard no later than the quarter that begins July 1, 2005. The cumulative effect of adoption, if any, applied on a modified prospective basis, would be measured and recognized on July 1, 2005. The proposed SFAS 123R addresses the accounting for transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed SFAS 123R would eliminate the ability to account for share-based compensation transactions using APB 25, and generally would require instead that such transactions be accounted for using a fair-value based method. As proposed, companies would be required to recognize an expense for compensation cost related to share-based payment arrangements

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

including stock options and employee stock purchase plans. The FASB expects to issue a final standard by December 31, 2004. Management is currently evaluating option valuation methodologies and assumptions in light of the proposed FAS 123R related to employee stock options. Current estimates of option values using the Black-Scholes method (as shown above) may not be indicative of results from valuation methodologies ultimately adopted in the final rules.

Stock Options Exercised Early

The Company typically allows employees to exercise options prior to vesting. Upon the exercise of an option prior to vesting, the exercising optionee is required to enter into a restricted stock purchase agreement with the Company, which provides that the Company has a right to repurchase the shares purchased upon exercise of the option at the original exercise price; provided, however, that its right to repurchase these shares will lapse in accordance with the vesting schedule included in the optionee’s option agreement. In accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002, which are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are only reclassified into equity on a ratable basis as the award vests. The Company has applied this guidance and recorded a liability on the consolidated balance sheets relating to 11,987,482 and 8,771,918 of options granted subsequent to March 21, 2002 that were exercised and are unvested at December 31, 2003 and at September 30, 2004.

Class A and Class B Common Stock

The Company’s certificate of incorporation previously provided that upon an initial public offering meeting certain criteria, the Company’s Class A Senior common stock, which had ten votes per share, would automatically convert into common stock, which had one vote per share. In April 2004, the Company’s Board of Directors authorized, and on June 25, 2004 its stockholders approved, certain amendments to the Company’s certificate of incorporation. Pursuant to these amendments, each share of Class A Senior common stock was reclassified as one share of Class B common stock and each share of common stock was reclassified as one share of Class A common stock. In addition, these amendments changed the conversion rights of the Class A Senior common stock (now Class B common stock) to provide that these shares would no longer automatically convert into shares of common stock (now Class A common stock) upon the Company’s initial public offering. Also, shares of Class B common stock may be converted at any time at the option of the stockholder into Class A common stock and automatically convert upon any sale or transfer (subject to certain exceptions set forth in the amended certificate of incorporation). These amendments have been reflected in the accompanying consolidated financial statements as if they had been made at the inception of the Company.

Net Income Per Share

The Company computes net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of Class A and Class B common shares outstanding during the period except that it does not include unvested Class A and Class B common shares subject to repurchase. Diluted net income per share is computed using the weighted average number of Class A and Class B common shares and, if dilutive, potential Class A and Class B common shares outstanding during the period. Potential Class A and Class B common shares consist of the incremental Class A and Class B common shares issuable upon the exercise of stock options, warrants, unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)
Basic and diluted net income per share:
Numerator:
Net income	$20,426	$51,983	$78,394	$195,019

Denominator:
Weighted average Class A and Class B common shares outstanding	171,316	220,988	166,669	189,874
Less: Weighted average unvested Class A and Class B common shares subject to repurchase or cancellation	(29,904)	(15,981)	(31,849)	(19,363)

Denominator for basic calculation	141,412	205,007	134,820	170,511
Effect of dilutive securities
Add:
Weighted average convertible preferred shares	71,662	42,129	70,950	63,445
Weighted average stock options and warrants and unvested Class A and Class B common shares subject to repurchase or cancellation	44,869	27,599	48,894	34,438

Denominator for diluted calculation	257,943	274,735	254,664	268,394

Net income per share, basic	$0.14	$0.25	$0.58	$1.14

Net income per share, diluted	$0.08	$0.19	$0.31	$0.73

Derivative Financial Instruments

The Company hedges certain net asset and liability exposures with forward foreign exchange contracts to reduce the risk that cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. No foreign currency hedge transactions were entered into prior to May, 2004.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative instruments and hedging activities as either assets or liabilities on the balance sheet at fair value. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2004. Changes in the fair values of these contracts are recorded as interest income (expense) and other, net and were not material in the three and nine months ended September 30, 2004. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with Euros was $173.3 million at September 30, 2004. There were no other forward foreign exchange contracts outstanding at September 30, 2004.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 2. Cash, Cash Equivalents and Short-term Investments

Cash, cash equivalents and short-term investments consist of the following (in thousands):

	As of December 31, 2003	As of September 30, 2004
		(unaudited)
Cash and cash equivalents	$148,995	$344,469

Short-term investments:
Municipal securities	166,538	1,285,721
Market auction preferred securities(1)	8,000	—
U.S. government notes	11,185	110,019
U.S. corporate securities	—	118,147

Total short-term investments	185,723	1,513,887

Total cash, cash equivalents and short-term investments	$334,718	$1,858,356

(1)	Market auction preferred securities are securities with perpetual maturities that are structured with short-term reset dates of generally less than 90 days. At the end of the reset period, investors can sell or continue to hold the securities at par.

The Company has not experienced any significant realized gains or losses on its investments in the periods presented. Gross unrealized gains and losses at December 31, 2003 and at September 30, 2004 were not material.

Note 3. Contingencies

Legal Matters

Certain companies have filed trademark infringement and related claims against the Company over the display of ads in response to user queries that include trademarked terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. A court in France has held the Company liable for allowing advertisers to select certain trademarked terms as keywords. The Company has appealed this decision. The Company is also subject to two lawsuits in Germany on similar matters where the courts held that the Company is not liable for the actions of the Company’s advertisers prior to notification of trademark rights. One of the plaintiffs has appealed the court’s ruling. The Company is litigating similar issues in other cases in the U.S., France, Germany and Italy. Management believes that any adverse results in these lawsuits may result in, or even compel, a change in this practice, which could result in a loss of revenues on a prospective basis. However, the magnitude of any unfavorable outcome cannot be reasonably estimated at this time.

Currently, there is no material litigation pending against the Company other than as described above. From time to time, the Company may become a party to litigation and subject to claims incident to the ordinary course of the Company’s business. Although the results of such litigation and claims in the ordinary course of business cannot be predicted with certainty, the Company believes that the final outcome of such matters will not have a material adverse effect on the Company’s business, results of operations or financial condition. Regardless of outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Rescission Offer

Shares issued and options granted under the Company’s 1998 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2) and 2003 Stock Plan (No. 3) may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. As a result, the Company intends to make a rescission offer to the holders of these shares and options. If this rescission is accepted, the Company could be required to make aggregate payments to the holders of these shares and options of up to $28.3 million, which includes statutory interest, based on shares and options outstanding as of October 31, 2004. In addition, if it is determined that the Company offered securities without properly registering them under federal law or state law, or securing an exemption from registration, federal or state regulators could impose fines or other sanctions as provided under these laws. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. If any or all of the offerees reject the rescission offer, the Company may continue to be liable for this amount under federal and state securities laws. As management believes there is only a remote possibility the rescission offer will be accepted by any of the Company’s option holders and stockholders in an amount that would result in a material expenditure by the Company, no liability has been recorded. Management does not believe that this rescission offer will have a material effect on the Company’s results of operations, cash flows or financial position.

Magazine Article

Information about the Company has been published in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” This article includes quotations from Larry and Sergey, and has been reprinted by a number of news media outlets. The Company does not believe that its involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if the Company’s involvement were held by a court to be in violation of the Securities Act of 1933, the Company could be required to repurchase the shares sold to purchasers in its initial public offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The Company would contest vigorously any claim that a violation of the Securities Act occurred. Management currently believes there is only a remote possibility that the ultimate outcome with respect to any such claim that might be made would materially adversely affect the operating results, financial position or liquidity of the Company. The SEC has also requested additional information concerning the publication of the article.

Note 4. Settlement of Disputes with Yahoo

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

As part of the settlement, Overture dismissed its patent lawsuit against the Company and has granted the Company a fully-paid, perpetual license to the patent that was the subject of the lawsuit and several related patent

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

applications held by Overture. The parties also mutually released any claims against each other concerning the warrant dispute. In connection with the settlement of these two disputes, the Company issued to Yahoo 2,700,000 shares of Class A common stock. The Company used the $85.00 per share price of the initial public offering to arrive at total settlement consideration of $229.5 million.

The Company engaged a third party valuation consultant to assist management in the allocation of the value of the settlement consideration and the determination of the useful lives of the capitalized assets. The following table provides management’s allocation of the settlement consideration of $229.5 million:

(in thousands) (unaudited)
Non-recurring portion of settlement of disputes with Yahoo	$201,000
Intangible assets	28,500

Total consideration	$229,500

In the three months ended September 30, 2004, the Company recognized the $201.0 million non-recurring charge related to the settlement of the warrant dispute and other items. The non-cash charge associated with these shares is required because the shares are being issued after the warrant was converted. The Company realized a related income tax benefit in the third quarter of $82.0 million. The Company also capitalized $28.5 million related to certain intangible assets obtained in this settlement. These assets are being amortized on a ratable basis over approximately one and four years to general and administrative expenses and cost of revenues. The weighted average amortization period for these intangible assets is approximately three years.

Note 5. Initial Public Offering and 2004 Stock Plan

In April 2004, the Company’s board of directors approved the filing of a registration statement with the Securities and Exchange Commission for an initial public offering of the Company’s Class A common stock. The Company received approximately $1,161.4 million in net proceeds from the closing of this offering in August 2004. In April 2004, the Company’s board of directors adopted, and on June 25, 2004 its stockholders approved, the 2004 Stock Plan. The 2004 Stock Plan provides for the grant of incentive stock options to the Company’s employees and nonstatutory stock options, restricted stock, stock appreciation rights, performance units, performance shares, restricted stock units and other stock based awards to the Company’s employees, directors, and consultants.

Note 6. Information about Geographic Areas

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Revenues by geography are based on the billing address of the advertiser. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
	(unaudited)		(unaudited)
Revenues:
United States	$276,640	$524,528	$681,118	$1,453,449
International	117,302	281,359	272,641	704,273

Total revenues	$393,942	$805,887	$953,759	$2,157,722

	As of December 31, 2003	As of September 30, 2004
		(unaudited)
Long-lived assets:
United States	$267,348	$467,086
International	43,876	61,221

Total long-lived assets	$311,224	$528,307

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members

•	that stock-based compensation charges will decrease as a percentage of revenues

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses

•	concerning the relative rate of growth in advertising revenues from our web sites as compared to our Google Network members’ web sites

•	that our cost of revenues will increase in 2004 as a result of anticipated increases in traffic acquisition and data center costs

•	that research and development, sales and marketing and general and administrative expenses will increase in 2004 and in the future

•	that our expansion into international markets and that international revenues will grow as a percentage of our total revenues in the future

•	regarding spending on capital equipment, including costs related to information technology infrastructure expansion

•	regarding our income tax rates and tax liabilities

•	regarding the sufficiency of our existing cash, cash equivalents, short-term investments and cash generated from operations as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed below and under the heading “Risk Factors” in other documents we file with the Securities and Exchange Commission. The following discussion should be read in conjunction with our Registration Statement on Form S-1/A filed on August 18, 2004, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

Our original business model consisted of licensing our search engine services to other web sites. In the first quarter of 2000, we introduced our first advertising program. Through our direct sales force we offered advertisers the ability to place text-based ads on our web sites targeted to our users’ search queries under a program called Premium Sponsorships. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages, and we recognized revenue at the time these ads appeared. In the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place targeted text-based ads on our web sites. AdWords customers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords exclusively on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. AdWords is also available through our direct sales force. Our AdWords agreements are generally terminable at any time by our advertisers. We recognize as revenue the fees charged to advertisers each time a user clicks on one of the text-based ads that appears next to the search results on our web sites.

Effective January 1, 2004, we terminated the Premium Sponsorships program and now offer a single pricing structure to all of our advertisers based on the AdWords cost-per-click model. This change to a single pricing structure did not have a negative effect on our revenues because most of our advertisers switched to the AdWords cost-per-click model. Our AdWords cost-per-click program is the advertising program through which we generate revenues by serving ads on our web sites and on Google Network member web sites through our AdSense program.

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

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity and quality of our search results.

•	The number and type of searches initiated at our web sites or our Google Network members’ web sites.

•	The advertisers’ return on investment from advertising campaigns on our web sites or on the web sites of our Google Network members compared to other forms of advertising.

•	The number of advertisers.

•	The total and per click advertising spending budgets of an advertiser.

•	The monetization of (or generation of revenue from) traffic on our web sites and our Google Network members’ web sites.

We believe that the monetization of traffic on our web sites and our Google Network members’ web sites is affected by the following factors:

•	The relevance and quality of advertisements displayed with search results on our web sites and on our Google Network members’ web sites, or with the content on our Google Network members’ web sites.

•	The number and prominence of ads displayed with each search results page on our web sites and on our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The total number of advertisements displayed on our web sites and on our Google Network members’ web sites.

•	The rate at which people click on advertisements.

•	Our minimum fee per click, which is currently $0.05.

Advertising revenues made up no less than 97% of our total revenues in each of the three and nine months ended September 30, 2003 and 2004. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

Trends in Our Business

Our business has grown rapidly since inception, and we expect that our business will continue to grow. This growth has been characterized by substantially increased revenues. However, although our revenue growth rate increased in the third quarter of 2004 compared to the second quarter of 2004, our revenue growth rate has generally declined, and we expect it will continue to do so as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. Consequently, we believe that our revenue growth rate from the second quarter to the third quarter of 2004 may not be sustainable into the fourth quarter of this year and in future periods. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience, and therefore steps we take to improve the relevance of the ads displayed on our web sites, such as removing ads that generate low click-through rates, could negatively affect our near-term advertising revenues.

We expect that our operating margin will decline in 2004 compared to 2003 primarily as a result of a $201.0 million non-recurring charge taken in the third quarter of 2004 related to the settlement of disputes with Yahoo.

Our operating margin before this charge was slightly greater in the nine months ended September 30, 2004 compared to the year ended December 31, 2003 primarily as a result of a decrease in stock-based compensation as a percentage of revenues. We also expect that our operating margin before this charge will be slightly greater in 2004 compared to 2003 primarily because we expect that our stock-based compensation charges will continue to decrease as a percentage of revenues, at least in the near term. See Note 1 of Notes to Consolidated Financial Statements included at the beginning of this report for a presentation of certain of our expected future stock-based compensation charges. Anticipated changes to the accounting rules for stock-based compensation, as well as any changes to our equity compensation model, will affect the level of stock-based compensation we expect to recognize and, correspondingly, our operating margins in the future.

The increase in our operating margin before the charge related to the settlement of disputes with Yahoo in the nine months ended September 30, 2004 compared to the year ended December 31, 2003, which was primarily as a result of a decrease in stock-based compensation charges as a percentage of revenues, was substantially offset by an increase in traffic acquisition costs as a percentage of revenues. This is because a greater portion of our revenues in the nine months ended September 30, 2004 compared to the year ended December 31, 2003 was from our Google Network members’ web sites rather than from our Google web sites. The operating margin we realize on revenues generated from the web sites of our Google Network members through our AdSense program is significantly lower than that generated from paid clicks on our web sites. This lower operating margin arises because most of the advertiser fees from our AdSense agreements are shared with our Google Network members, leaving only a portion of these fees for us. The growth in advertising revenues from our Google Network members’ web sites has until recently exceeded that from our web sites. This has resulted in an increased portion of our revenue being derived from our Google Network members’ web sites and has had a negative impact on operating margins. The relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time. For example, in the second and third quarters of 2004, growth in advertising revenues from our web sites exceeded that from our Google Network members’ web sites and we expect that it will continue to do so in the foreseeable future.

Our operating margin may experience downward pressure in the future as we build the necessary employee and systems infrastructures required to manage our anticipated growth and we expect that the growth rate of our costs and expenses, other than stock-based compensation and the non-recurring charge related to the settlement of disputes with Yahoo, may exceed the growth rate of our revenues during 2004 and beyond. We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand our user, advertiser and Google Network members bases and continue to expand our presence in international markets. This growth has required the continued expansion of our human resources and substantial investments in property and equipment. Our full-time employee headcount has grown from 1,628 at December 31, 2003 to 2,668 at September 30, 2004. In addition, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $120.3 million in the nine months ended September 30, 2003 to $259.9 million in the nine months ended September 30, 2004. We expect to spend over $300 million on capital equipment, including information technology infrastructure, to manage our operations during 2004. Management of this growth will continue to require the devotion of significant employee and other resources and we may not be able to manage this growth effectively.

The portion of our revenues derived from international markets has increased. Our international revenues have grown as a percentage of our total revenues from 30% in the three months ended September 30, 2003 to 35% in the three months ended September 30, 2004, and have grown from 29% in the nine months ended September 30, 2003 to 33% in the nine months ended September 30, 2004. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs in international markets, an increase in our direct sales resources and customer support operations in international markets and our continued progress in developing versions of our products tailored for these markets.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2003	June 30, 2004	September 30, 2004	2003	2004
	(unaudited)			(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	43.3	46.6	44.9	39.3	46.5
Research and development	8.3	6.5	7.1	6.6	6.4
Sales and marketing	9.3	8.1	8.1	8.3	7.9
General and administrative	3.5	3.7	5.1	3.8	4.1
Stock-based compensation	18.7	10.7	8.5	15.1	10.2
Non-recurring portion of settlement of disputes with Yahoo	—	—	24.9	—	9.3

Total costs and expenses	83.1	75.6	98.6	73.1	84.4

Income from operations	16.9	24.4	1.4	26.9	15.6
Interest income (expense) and other, net	0.1	(0.2)	0.5	0.1	0.1

Income before income taxes	17.0	24.2	1.9	27.0	15.7
Provision (benefit) for income taxes	11.8	12.9	(4.6)	18.8	6.7

Net income	5.2%	11.3%	6.5%	8.2%	9.0%

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2003	June 30, 2004	September 30, 2004	2003	2004
	(unaudited)			(unaudited)
	(in thousands)
Advertising revenues:
Google web sites	$207,239	$343,442	$411,671	$548,240	$1,058,645
Google Network web sites	174,444	346,226	384,285	373,246	1,064,263

Total advertising revenues	381,683	689,668	795,956	921,486	2,122,908
Licensing and other revenues	12,259	10,544	9,931	32,273	34,814

Revenues	$393,942	$700,212	$805,887	$953,759	$2,157,722

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2003	June 30, 2004	September 30, 2004	2003	2004
	(unaudited)			(unaudited)
Advertising revenues:
Google web sites	53%	49%	51%	58%	49%
Google Network web sites	44	49	48	39	49

Total advertising revenues	97	98	99	97	98
Google web sites as % of advertising revenues	54	50	52	60	50
Google Network web sites as % of advertising revenues	46	50	48	40	50
Licensing and other revenues	3%	2%	1%	3%	2%

Growth in our revenues from the three and nine months ended September 30, 2003 to the three and nine months ended September 30, 2004 resulted primarily from growth in advertising revenues from ads on our Google Network members’ web sites and growth in revenues from ads on our web sites. This increase resulted primarily from increases in the number of paid clicks rather than from changes in the fees charged. The increase in the number of paid clicks was due to an increase in the number of Google Network members and aggregate traffic at their web sites and on our web sites and improvements in our ability to monetize this increased traffic on our web sites. Revenue growth was driven to a lesser extent by growth in our AdSense for content business, which was introduced in the first quarter of 2003.

Growth in our revenues from the three months ended June 30, 2004 to the three months ended September 30, 2004 resulted primarily from growth in advertising revenues from ads on our web sites and growth in revenues from ads on our Google Network members’ web sites. The advertising revenue growth resulted primarily from increases in the total number of paid clicks rather than from changes in the fees charged. Our revenues grew by 7.5% from the three month period ended March 31, 2004 to the three month period ended June 30, 2004, but grew by 15.1% from the three month period ended June 30, 2004 to the three month period ended September 30, 2004. The reasons for the increases in the sequential quarter revenue growth rates are described in the following paragraphs.

Growth in advertising revenues from our Google Network members’ web sites from the three months ended June 30, 2004 to the three months ended September 30, 2004 was $38.1 million or 11.0%, compared to $12.5 million or 3.7% from the three months ended March 31, 2004 to the three months ended June 30, 2004. The increase in the growth rate is attributable to growth in the number of page views and search queries, and ultimately paid clicks. The growth in the number of page views and ultimately paid clicks is primarily attributable to more aggregate advertisements displayed on the content pages of Google Network members’ web sites under AdSense for content agreements. This is a result of our entering into more of these agreements over the second and third quarters compared to the first and second quarters of this year. Nevertheless, these growth rates are much less than the 30.7% growth rate we realized in the three months ended March 31, 2004 compared to the three months ended December 31, 2003 as a result of slower growth in the number of paid clicks on our Google Network member web sites due primarily to our entering into no new significant AdSense for search agreements in the six months ended September 30, 2004 and as a result of seasonality during the summer months. Although we entered into a significant new AdSense for search agreement in October 2004, the growth in advertising revenues from our Google Network members’ web sites is expected to be less than the growth in revenues from our web sites for the foreseeable future.

Growth in advertising revenues from our web sites from the three months ended June 30, 2004 to the three months ended September 30, 2004 was $68.3 million or 19.9% compared to $39.9 million or 13.2% from the three months ended March 31, 2004 to the three months ended June 30, 2004. The increase in the growth rate for the third quarter of 2004 is primarily attributable to growth in the number of paid clicks which may be a result of increased traffic due to publicity around our initial public offering completed during this period and improvements in our ability to monetize this increased traffic.

We believe that the increase in the number of paid clicks was the result of the relevance and quality of both the search results and advertisements displayed, which resulted in more searches, advertisers and Google Network members, and ultimately, more paid clicks. We expect our revenue growth rates will generally decline in the future as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. Furthermore, our revenue growth rate from the second to the third quarter of 2004 may not be sustainable into the fourth quarter of this year and beyond.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2003	June 30, 2004	September 30, 2004	2003	2004
	(unaudited)			(unaudited)
United States	70%	69%	65%	71%	67%
International	30%	31%	35%	29%	33%

The growth in international revenues is the result of our efforts to provide search results to international users and deliver more ads from non-U.S. advertisers. We expect that international revenues will continue to grow as a percentage of our total revenues in the future. While international revenues accounted for approximately 29% of our total revenues in the nine months ended September 30, 2003 and 33% in the nine months ended September 30, 2004, more than half of our user traffic came from outside the U.S. See Note 6 of Notes to Consolidated Financial Statements included at the beginning of this report for additional information about geographic areas.

Costs and Expenses

Cost of Revenues. Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts owed to our Google Network members. These amounts owed are primarily based on revenue share arrangements under which we pay our Google Network members most of the fees we receive from our advertisers whose ads we place on those Google Network member sites. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to our Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site. In addition, concurrent with the commencement of certain AdSense agreements we have purchased certain items from, or provided other consideration to, our Google Network members. These amounts are amortized on a ratable basis over the related term of the agreement.

The following table presents our traffic acquisition costs (in millions), traffic acquisition costs as a percentage of advertising revenues from Google Network web sites and traffic acquisition costs as a percentage of advertising revenues, for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2003	June 30, 2004	September 30, 2004	September 30, 2003	September 30, 2004
	(unaudited)			(unaudited)
Traffic acquisition costs	$143.5	$277.0	$302.9	$310.2	$851.0
Traffic acquisition costs as a percentage of advertising revenues from Google Network web sites	82%	80%	79%	83%	80%
Traffic acquisition costs as a percentage of advertising revenues	38%	40%	38%	34%	40%

In addition, cost of revenues consists of the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees related to processing customer transactions, as well as expenses related to amortization of purchased and licensed technologies.

Cost of revenues increased by $35.7 million to $362.1 million (or 44.9% of revenues) in the three months ended September 30, 2004, from $326.4 million (or 46.6% of revenues) in the three months ended June 30, 2004. This increase in dollars was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $25.9 million and an increase in data center costs of $6.1 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods.

Traffic acquisition costs decreased as a percentage of advertising revenues from Google Network web sites in the three months ended September 30, 2004 compared to the prior quarter because more of these revenues came from members with whom we generally have lower revenue share obligations. Also, the aggregate dollar amount by which guaranteed revenue share and other payments to Google Network members exceeded the fees we received from advertisers under certain AdSense agreements was less in the three months ended September 30, 2004 compared to the three months ended June 30, 2004, which contributed to the decrease in traffic acquisition costs as a percentage of advertising revenues from Google Network web sites. In addition, traffic acquisition costs decreased as a percentage of advertising revenues in the three months ended September 30, 2004, primarily because of proportionately lower advertising revenues from ads on our Google Network members’ web sites compared to Google web sites and as a result of the reasons noted above.

Cost of revenues increased by $191.7 million to $362.1 million (or 44.9% of revenues) in the three months ended September 30, 2004, from $170.4 million (or 43.3% of revenues) in the three months ended September 30, 2003. This increase was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $159.4 million and an increase in data center costs of $22.9 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods. In addition, there was an increase in credit card and other transaction processing fees of $6.2 million resulting from more advertiser fees generated through AdWords. In addition, there was an increase in cost of revenues of $1.3 million related to amortization of developed technology resulting from acquisitions in 2004.

Cost of revenues increased by $628.9 million to $1,003.9 million (or 46.5% of revenues) in the nine months ended September 30, 2004, from $375.0 million (or 39.3% of revenues) in the nine months ended September 30,

2003. This increase was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $540.8 million and in data center costs of $62.5 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods. In addition, there was an increase in credit card and other transaction processing fees of $19.3 million resulting from more advertiser fees generated through AdWords.

We expect cost of revenues to continue to increase in dollars and as a percentage of revenues in 2004 compared to 2003 primarily as a result of forecasted increases in traffic acquisition costs, and in our data center costs required to manage increased traffic, advertising transactions and new products and services. Although traffic acquisition costs decreased as a percentage of revenues in the third quarter of 2004 as compared to the second quarter of 2004, we expect traffic acquisition costs to increase as a percentage of revenues in 2004 compared to 2003, primarily as a result of forecasted proportionately greater advertising revenues from ads on our Google Network members’ web sites compared to Google web sites. Also, increasing competition for arrangements with web sites that are potential Google Network members could result in our entering into more AdSense agreements under which guaranteed revenue share and other payments to Google Network members exceed the fees we receive from advertisers.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased by $11.6 million to $57.4 million (or 7.1% of revenues) in the three months ended September 30, 2004, from $45.8 million (or 6.5% of revenues) in the three months ended June 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $9.5 million as a result of a 23% increase in research and development headcount. In addition, depreciation and related expenses increased by $2.2 million primarily as a result of additional information technology assets purchased over the six months ended September 30, 2004.

Research and development expenses increased by $24.6 million to $57.4 million (or 7.1% of revenues) in the three months ended September 30, 2004, from $32.8 million (or 8.3% of revenues) in the three months ended September 30, 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $26.5 million as a result of a 97% increase in research and development headcount. In addition, depreciation and related expenses increased by $7.0 million primarily as a result of additional information technology assets purchased over the fifteen-month period ended September 30, 2004. These increases were partially offset by a decrease of $11.6 million in in-process research and development expenses.

Research and development expenses increased by $75.4 million to $138.2 million (or 6.4% of revenues) in the nine months ended September 30, 2004, from $62.8 million (or 6.6% of revenues) in the nine months ended September 30, 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $61.8 million as a result of a 97% increase in research and development headcount. In addition, depreciation and related expenses increased by $19.4 million primarily as a result of additional information technology assets purchased over the twenty one-month period ended September 30, 2004. These increases were partially offset by a decrease of $10.6 million in in-process research and development.

We anticipate that research and development expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2004 and in the future because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $8.7 million to $65.5 million (or 8.1% of revenues) in the three months ended September 30, 2004, from $56.8 million (or 8.1% of revenues) in the three months ended June 30, 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $5.5 million mostly as a result of a 16% increase in sales and marketing headcount. In addition, advertising and promotional expenses increased $1.1 million. The increase in sales and marketing personnel and advertising and promotional expenses was a result of our on-going efforts to secure new, and to provide support to our existing users, advertisers and Google Network members, on a worldwide basis.

Sales and marketing expenses increased $28.9 million to $65.5 million (or 8.1% of revenues) in the three months ended September 30, 2004, from $36.6 million (or 9.3% of revenues) in the three months ended September 30, 2003. This increase was primarily due to an increase in labor and facilities related costs of $22.0 million mostly as a result of an 88% increase in sales and marketing headcount. In addition, advertising and promotional expenses increased $2.2 million.

Sales and marketing expenses increased $91.0 million to $170.2 million (or 7.9% of revenues) in the nine months ended September 30, 2004, from $79.2 million (or 8.3% of revenues) in the nine months ended September 30, 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $65.0 million mostly as a result of an 88% increase in sales and marketing headcount. In addition, advertising and promotional expenses increased $13.1 million and travel-related expenses increased $2.6 million.

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2004 and in the future as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to add support personnel to increase the level of service we provide to our advertisers and Google Network members.

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

General and administrative expenses increased $15.2 million to $40.8 million (or 5.1% of revenues) in the three months ended September 30, 2004, from $25.6 million (or 3.7% of revenues) in the three months ended June 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $7.5 million, primarily as a result of a 9% increase in headcount, and an increase in professional services fees of $3.9 million. The additional personnel and professional services fees are primarily the result of our on-going efforts to build the legal, finance, human resources, recruiting and information technology functions required of a growing public company.

General and administrative expenses increased $26.9 million to $40.8 million (or 5.1% of revenues) in the three months ended September 30, 2004, from $13.9 million (or 3.5% of revenues) in the three months ended September 30, 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $13.0 million, primarily as a result of an 83% increase in headcount, and an increase in professional services fees of $7.5 million.

General and administrative expenses increased $51.7 million to $88.1 million (or 4.1% of revenues) in the nine months ended September 30, 2004, from $36.4 million (or 3.8% of revenues) in the nine months ended September 30, 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $25.8 million, primarily as a result of an 83% increase in headcount, and an increase in professional services fees of $14.5 million.

As we expand our business and incur additional expenses associated with being a growing public company, we believe general and administrative expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2004 and in the future.

Stock-Based Compensation. Prior to the date of our initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we have applied hindsight to arrive at reassessed values for the shares underlying these options. We recorded the difference between the exercise price of an option awarded to an employee and the reassessed value of the underlying shares on the date of grant as deferred stock-based compensation. The determination of the reassessed value of stock underlying options is discussed in detail below in “Critical Accounting Policies and Estimates—Stock-Based Compensation.” We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods, generally four or five years. After the initial public offering, options have been granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant. In addition, we have awarded options to non-employees to purchase our common stock. Stock-based compensation related to non-employees is measured on a fair-value basis using the Black-Scholes valuation model as the options are earned.

Stock-based compensation in the three months ended September 30, 2004 decreased $6.8 million to $68.0 million (or 8.4% of revenues) from $74.8 million (or 10.7% of revenues) in the three months ended June 30, 2004. Stock-based compensation in the three months ended September 30, 2004 decreased $5.8 million to $68.0 million (or 8.4% of revenues) from $73.8 million (or 18.7% of revenues) in the three months ended September 30, 2003. These decreases were primarily due to a decrease in the level of stock option grants and smaller differences between the exercise prices and the reassessed values of the underlying common stock on the dates of grant in the three months ended September 30, 2004, as well as less amortization of deferred stock-based compensation amounts from prior periods recognized in the current period. In addition, after the initial public offering, options were granted at exercise prices equal to the fair market value of the underlying stock on the date of grant. As a result, these options were granted with no intrinsic value and, accordingly, no related stock-based compensation will be recognized under the current accounting rules.

Stock-based compensation in the nine months ended September 30, 2004 increased $74.8 million to $219.2 million (or 10.2% of revenues) from $144.4 million (or 15.1% of revenues) in the nine months ended September 30, 2003. The increase in dollars was primarily driven by the larger differences between the exercise prices and the reassessed values of the underlying common stock on the dates of grant, partially offset by a decrease in the level of stock option grants, in recent periods. The increase was also driven by the recognition of $3.9 million of stock-based compensation related to the modification of terms of former employees’ stock option agreements in the nine-months ended September 30, 2004. No such modifications were made in the nine-months ended September 30, 2003.

We expect stock-based compensation to be $54.6 million for the remaining three months of 2004, $139.2 million in 2005, $67.5 million in 2006, $24.4 million in 2007, $5.3 million in 2008 and $1.7 million thereafter, related to the deferred stock-based compensation on the balance sheet at September 30, 2004. These amounts do not include stock-based compensation related to options granted to non-employees and any options that may be granted to employees and directors subsequent to September 30, 2004 at exercise prices less than the fair market value on the date of grant and any additional compensation expense that may be required as a result of any changes in the stock option accounting rules or changes to our equity compensation model. These amounts also assume the continued employment throughout the referenced periods of the recipient of the options that gave rise to the deferred stock-based compensation.

At December 31, 2003, there were 500,150 unvested options held by non-employees with a weighted average exercise price of $0.69, a weighted average 48-month remaining vesting period and a weighted average 4-year remaining expected life. No options that vest over time were granted to non-employees in the nine months ended September 30, 2004. These options generally vest on a monthly and ratable basis subsequent to December 31, 2003. Depending on the fair market value of these options on their vesting dates, which will depend in significant part on the then current trading price of our Class A common stock, the related charge could be significant during 2004 and subsequent periods. We recognized $8.2 million of stock-based compensation related to these options that vest over time in the nine months ended September 30, 2004.

See Note 1 of Notes to Consolidated Financial Statements included at the beginning of this report for additional information about stock-based compensation.

Non-recurring portion of settlement of Disputes with Yahoo

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

As part of the settlement, Overture dismissed its patent lawsuit against us and has granted us a fully-paid, perpetual license to the patent that was the subject of the lawsuit and several related patent applications held by Overture. The parties also mutually released any claims against each other concerning the warrant dispute. In connection with the settlement of these two disputes, we issued to Yahoo 2,700,000 shares of Class A common stock.

We incurred a non-recurring non-cash charge of $201.0 million in the third quarter of 2004 related to this settlement. The non-cash charge included among other items, the value of shares associated with the settlement of the warrant dispute. See Note 4 of Notes to Consolidated Financial Statements included at the beginning of this report for additional information about the settlement of disputes with Yahoo.

Interest Income (Expense) and Other, Net

Interest income (expense) and other of $3.9 million in the three months ended September 30, 2004 was primarily the result of $4.1 million of interest income earned on our significant larger cash, cash equivalents and short-term investments balances. This was partially offset by approximately $200,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Interest income (expense) and other of approximately $500,000 in the three months ended September 30, 2003 was primarily the result of $1.2 million of other income recognized, primarily related to a gain recorded for certain upfront fees paid by advertisers whose ads were not delivered during the related contract periods. In addition, we earned approximately $600,000 of interest income on cash, cash equivalents and short-term investments balances. These income amounts were partially offset by approximately $900,000 of foreign exchange losses from net receivables denominated in currencies other than U.S. dollars as a result of generally weakening foreign currencies against the U.S. dollar during the three months ended September 30, 2003, and approximately $400,000 of interest expense incurred on equipment loans and leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Interest income (expense) and other of $2.7 million in the nine months ended September 30, 2004 was primarily the result of $6.8 million of interest income earned on cash, cash equivalents and short-term investments balances. This was partially offset by $3.4 million of foreign exchange losses from net receivables denominated in currencies other than U.S. dollars as a result of generally weakening foreign currencies against the U.S. dollar during the nine months ended September 30, 2004, and approximately $700,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Interest income (expense) and other of $1.2 million in the nine months ended September 30, 2003 was primarily the result of approximately $1.8 million of interest income earned on cash, cash equivalents and short-term investments balances and $1.2 million of other income recognized, primarily related to a gain recorded for certain upfront fees paid by advertisers whose ads were not delivered during the related contract periods. These income sources were partially offset by approximately $1.4 million of interest expense incurred on equipment loans and leases, including the amortization of the fair value of warrants issued to lenders in prior years, approximately $200,000 of foreign exchange losses from net receivables denominated in currencies other than U.S. dollars as a result of generally weakening foreign currencies against the U.S. dollar during the nine months ended September 30, 2003, and approximately $200,000 of losses incurred on the disposal of certain assets.

Provision for Income Taxes

We recorded an income taxes benefit of $37.0 million in the three months ended September 30, 2004 compared to a $90.4 million provision for income taxes and a 53% effective tax rate in the three months ended June 30, 2004, primarily as a result of a $46.0 million benefit recorded in the third quarter related to certain stock-based compensation charges recognized prior to the initial public offering. No reductions had been made previously to our provision for income taxes related to such charges and the associated tax benefit is only now being recognized as a result of our transformation from a private to a publicly-held company. As the accounting reflects a change in estimate to our provision for income taxes for the remainder of 2004, we will record an additional reduction to our provision for income taxes in the fourth quarter related to these stock-based compensation charges recognized prior to the initial public offering. In addition, as we continue to recognize stock-based compensation related to these options, we will also record a reduction to our provision for income taxes. We expect our effective tax rate for the fourth quarter and all of 2004 to be significantly lower than the 53% effective tax rate in the second quarter.

Our provision for income taxes decreased to $145.0 million, or an effective tax rate of 43% in the nine months ended September 30, 2004, from $178.8 million or an effective tax rate of 70% in the nine months ended September 30, 2003 primarily due to the reasons noted above and as a result of lower stock-based compensation charges in relation to income before income taxes.

Our effective tax rate has historically been higher than the statutory rate because, in arriving at income before income taxes, we include in our costs and expenses significant non-cash expenses related to stock-based compensation, which are recognized for financial reporting purposes, but are not deductible for income tax purposes.

Liquidity and Capital Resources

In summary, our cash flows were:

	Nine Months Ended September 30,
	2003	2004
	(in thousands)
	(unaudited)
Net cash provided by operating activities	$308,902	$608,947
Net cash used in investing activities	(135,348)	(1,604,722)
Net cash provided by financing activities	4,214	1,194,328

Since inception and through the completion of our initial public offering, we financed our operations primarily through internally generated funds, private sales of preferred stock and stock warrants totaling $59.5 million and the use of our lines of credit with several financial institutions. As a result of the completion of our initial public offering in August 2004, we raised $1,161.4 million of net proceeds. At September 30, 2004, we had $1,858.4 million of cash, cash equivalents and short-term investments. Cash equivalents and short-term investments are comprised of highly liquid debt instruments of the U.S. corporations, municipalities and the U.S. government and its agencies. Note 2 of Notes to Consolidated Financial Statements included as part of this report describes further the composition of our short-term investments.

Our principal sources of liquidity are our cash, cash equivalents and short-term investments, as well as the cash flow that we generate from our operations. At September 30, 2004 and December 31, 2003, we had unused letters of credit for approximately $14.9 million and $12.2 million. We believe that our existing cash, cash equivalents, short-term investments and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities primarily consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, tax benefits from exercise of warrants, the non-recurring portion of our settlement of disputes with Yahoo and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2004 was $608.9 million and consisted of net income of $195.0 million, adjustments for non-cash items of $662.1 million and offset by $248.2 million used in working capital and other activities. Adjustments for non-cash items primarily included $219.2 million of stock-based compensation, $145.0 million of tax benefits from exercise of warrants, which resulted in a decrease to our income tax obligation, and $201.0 million related to the non-recurring portion of the settlement of disputes with Yahoo. Working capital activities primarily consisted of a net increase in income taxes receivable and deferred income taxes of $182.4 million primarily due to the exercises of warrants and a tax benefit related to certain stock-based compensation charges recognized prior to the initial public offering. In addition, working capital activities consisted of an increase of $78.4 million in accounts receivable due to the growth in fees billed to our advertisers.

Cash provided by operating activities in the nine months ended September 30, 2003 was $308.9 million and consisted of net income of $78.4 million, adjustments for non-cash items of $193.2 million and $37.3 million provided by working capital and other activities. Adjustments for non-cash items primarily included $144.4 million of stock-based compensation. Working capital and other activities primarily consisted of an increase of $35.2 million in accounts payable and an increase of $58.0 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members, partially offset by an increase of $54.5 million in accounts receivable due to the growth in fees billed our advertisers.

As warrants to purchase an additional 487,184 shares of our stock, and as certain options to purchase additional shares of Class A and Class B common stock are exercised as anticipated over the current and future years, we expect to realize additional reductions in our tax liabilities. The reduction in our tax liability is computed based on the applicable statutory rates and the difference between the value of our stock on the date of exercise or issuance, as determined by the market, and the price paid for those shares.

Also, as we expand our business internationally, we may offer payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, we expect that, now that we have become a public company, our cash-based compensation per employee will likely increase (in the form of variable bonus awards and other incentive arrangements) in order to retain and attract employees.

Cash used in investing activities in the nine months ended September 30, 2004 of $1,604.7 million was attributable to net purchases of short-term investments of $1,329.0 million, capital expenditures of $259.9 million and cash consideration used in acquisitions and other investments of $15.8 million. Cash used in investing activities in the nine months ended September 30, 2003 of $135.3 million was attributable to capital expenditures of $120.3 million, cash consideration used in acquisitions of $40.0 million, partially offset by net maturities of short-term investments of $24.9 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure. We expect to spend over $300 million on capital equipment, including information technology infrastructure comprised primarily of production servers and network equipment, to manage our operations during 2004.

Cash provided by financing activities in the nine months ended September 30, 2004 of $1,194.3 million was due primarily to net proceeds from the initial public offering of $1,161.4 million. Costs related to our initial public offering were approximately $40.6 million. Cash provided by financing activities in the nine months ended September 30, 2003 of $4.2 million was due to proceeds from the issuance of common stock pursuant to stock option exercises of $10.6 million, net of repurchases, offset by repayment of equipment loans and capital lease obligations of $6.4 million.

Contractual Obligations

Certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At October 31, 2004, our aggregate outstanding non-cancellable minimum guarantee commitments totaled $461.0 million through 2007 compared to $369.4 million at June 30, 2004 and $477.0 million at December 31, 2003.

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

Stock-based Compensation

Accounting for Stock-Based Awards to Employees

Prior to the initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we have applied hindsight to arrive at reassessed values for the shares underlying these options. After the initial public offering, options have been granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant. There are two measures of value of our common stock that were relevant to our accounting for equity compensation relating to our compensatory equity grants prior to our initial public offering:

•	The “board-determined value” is the per share value of our common stock determined by our board of directors at the time the board made an equity grant, taking into account a variety of factors, including our historical and projected financial results, comparisons of comparable companies, risks facing us, as well as the liquidity of the common stock.

•	The “reassessed value” is the per share value of our common stock determined by us in hindsight solely for the purpose of financial accounting for employee stock-based compensation.

We recorded deferred stock-based compensation to the extent that the reassessed value of the stock at the date of grant exceeded the exercise price of the option. The reassessed values for accounting purposes were determined based on a number of factors and methodologies. One of the significant methods we used to determine the reassessed values for the shares underlying options is through a comparison of price multiples of our historical and forecasted earnings to certain public companies involved in the same or similar lines of business. The market capitalizations of these companies increased significantly from January 2003 through July 2004 which contributed significantly to the increase in the reassessed values of our shares. We also considered our financial performance and growth, primarily since January 2003. Our revenue and earnings growth rates contributed significantly to the increase in the reassessed values of our shares. The reassessed values of our shares increased more significantly in dollar and percentage terms in earlier periods compared to later ones which are reflective of the related revenue and earnings growth rates. We also retained third party advisors to provide two contemporaneous valuation analyses since January 2003 and used this information to support our own valuation analyses. Please note that these reassessed values are inherently uncertain and highly subjective. If we had made different assumptions, our deferred stock-based compensation amount, stock-based compensation expense, in-process research and development expense, net income, net income per share and recorded goodwill amounts could have been significantly different.

The table below shows the computation of deferred stock-based compensation amounts arising from restricted shares and unvested stock options granted to employees for each of the three and nine month periods set forth below:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Options granted to employees	5,785,185	635,371	17,478,837	2,605,671
Weighted average exercise price	$5.17	$77.86	$2.27	$39.50
Weighted average reassessed value of underlying stock	$52.33	$85.00	$27.79	$90.66
Weighted average reassessed deferred stock-based compensation per option	$47.17	$7.14	$25.52	$51.16
Deferred stock-based compensation related to options (in millions)	$272.9	$4.5	$446.1	$133.3
Restricted shares granted to employees	114,999	—	234,999	16,175
Weighted average reassessed value of restricted shares	$66.41	—	$45.75	$95.09
Deferred stock-based compensation related to restricted shares (in millions)	$7.6	—	$10.8	$1.5
Deferred stock-based compensation related to option modifications (in millions)	$—	—	$—	$3.9

Total deferred stock-based compensation (in millions)	$280.5	$4.5	$456.9	$138.7

The above table does not include options granted at exercise prices equal to the fair market value of the underlying stock at the time of, and subsequent to, the initial public offering. Also, it does not include options granted at exercise prices in excess of the reassessed values of the underlying stock prior to the initial public offering. These options were granted with no intrinsic value and, accordingly, no deferred stock-based compensation has been recorded.

Accounting for Stock-Based Awards to Non-employees

We measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value (for periods before the initial public offering) or the fair market value (for periods after the initial public offering) of the underlying stock, the expected stock price volatility, the risk-free interest rate and the dividend yield. As discussed above, the reassessed value of the underlying stock were based on assumptions of matters that are inherently highly uncertain and subjective. As there has been no public market for our stock for most periods presented, and little meaningful empirical public market trading data for the period of time there was a public market for our stock, our assumptions about stock-price volatility are based on the volatility rates of comparable publicly held companies. These rates may or may not reflect our stock-price volatility after we have been a publicly held company for a meaningful period of time. If we had made different assumptions about the reassessed value of our stock or stock-price volatility rates, the related stock-based compensation expense and our net income and net income per share amounts could have been significantly different.

FACTORS THAT COULD AFFECT FUTURE RESULTS

Because of the following factors, as well as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We face significant competition from Microsoft and Yahoo.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft recently introduced a test version of a new search engine and has announced plans to develop features that may make web search a more integrated part of its Windows operating system. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Yahoo has become an increasingly significant competitor, having acquired Overture Services, which offers Internet advertising solutions that compete with our AdWords and AdSense programs, as well as the Inktomi, AltaVista and AllTheWeb search engines.

Both Microsoft and Yahoo have more employees than we do (in Microsoft’s case, currently more than 20 times as many). Microsoft also has significantly more cash resources than we do. Both of these companies also have longer operating histories and more established relationships with customers. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content, products and services. If Microsoft or Yahoo are successful in providing similar or better web search results compared to ours or leverage their platforms to make their web search services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

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

We expect that in the future our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will generally decline as a result of increasing competition and increased expenditures for all aspects of our business as a percentage of our revenues, including product development and sales and marketing expenses. Our operating margin may decline to the extent the proportion of our revenues generated from our Google Network members increases. The margin on revenue we generate from our Google Network members is generally significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if our Google Network members demand a greater portion of the advertising fees.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Risk Factors” section, and the following factors, may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	The monetization of (or generation of revenue from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long term goals over short term results.

•	The results of our investments in risky projects.

•	Payments made in connection with the resolution of litigation matters.

•	General economic conditions and those economic conditions specific to the Internet and Internet advertising.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to forecast revenue from agreements under which we guarantee minimum payments.

•	Geopolitical events such as war, threat of war or terrorist actions.

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

The trading price for our Class A common stock is volatile.

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations or those of our Google Network members or our data centers.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the likelihood of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for trade.

•	Short sales, hedging and other derivative transactions on shares of our Class A common stock.

•	General economic and political conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance. Fluctuations in the trading price of our Class A common stock may be even more pronounced since we only recently completed our initial public offering. In the past, following periods of volatility in the overall market and the trading price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Future sales of shares by our stockholders could cause our stock price to decline.

We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the trading price prevailing from time to time. At September 30, 2004, we had outstanding 273,227,529 shares of common stock. We have entered into contractual lock-up agreements with our officers, directors and certain employees and other securityholders, representing the holders of substantially all of our outstanding capital stock. In addition, our employees can only sell vested shares. Sales of our Class A common stock in the public market after the restrictions set forth in these agreements lapse or once these shares vest, or the perception that those sales may occur, could cause the trading price of our stock to decrease or to be lower than it might be in the absence of those sales or perceptions. We may, in our sole discretion, permit our officers, directors, employees and current stockholders who are subject to contractual lock-up agreements with us to sell shares prior to the expiration of their lock-up agreements. None of our officers, directors, employees or stockholders have entered into contractual lock-up agreements with the underwriters in connection with our initial public offering.

We have filed a registration statement on Form S-8 relating to certain options granted to our officers, directors and employees and a registration statement on Form S-1 relating to certain of our options and shares that are subject to rights of rescission in favor of holders of these options and shares. As a result of these registration statements, certain selling restriction agreements between us and our stockholders and the provisions of Rules 144, 144(k) and 701 of the Securities Act of 1933, shares of our Class A common stock first become available for sale in the public market as follows:

Date	Additional Shares Eligible for Public Sale
After September 2, 2004	4,667,483
At November 16, 2004 and various times thereafter	39,071,376
At December 16, 2004 and various times thereafter	24,874,091
At January 15, 2005 and various times thereafter	24,874,091
At February 14, 2005 and various times thereafter	176,794,161

As of September 30, 2004, 147,224,908 of these shares are held by directors, executive officers and other affiliates and are subject to volume limitations under Rule 144 under the Securities Act of 1933 and various agreements which impose vesting on these shares. If these additional shares are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline. The selling restriction agreements between us and our stockholders have allowed significantly more shares to become freely tradeable after our initial public offering than is typical of initial public offerings.

In addition, we have agreed with our underwriters not to sell any shares of our common stock for a period of 180 days after August 18, 2004. However, this agreement is subject to a number of exceptions, including an exception that allows us to issue an unlimited number of shares in connection with mergers and acquisition transactions, joint ventures or other strategic transactions. Morgan Stanley & Co. Incorporated and Credit Suisse First Boston LLC, on behalf of the underwriters of our initial public offering, may release us from this lock-up arrangement without notice at any time. After the expiration of the 180-day period, there is no contractual restriction on our ability to issue additional shares. Any sales of common stock by us, or the perception that such sales could occur, could cause our stock price to decline.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services then these customers may become dissatisfied and move to competitors’ products. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, advertisers and Google Network members. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and Google Network members, are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are perceived to be, substantially similar or better than those generated by our search services. This may force us to compete on bases in addition to quality of search results and to expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated approximately 97% of our revenues in 2003 and 98% of our revenues in the nine months ended September 30, 2004 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and otherwise benefit from our association with them. The loss of these members could prevent us from receiving the benefits we receive from our association with these Google Network members, which could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites represented approximately 43% of our revenues in 2003, and approximately 49% of our revenues for the nine months ended September 30, 2004. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, America Online, Inc., primarily through our AdSense program accounted for approximately 15%, 16% and 13% of our revenues in 2002, 2003 and in the nine months ended September 30, 2004. Also, certain of our key network members operate high-profile web sites, and we derive tangible and intangible benefits from this affiliation. If one or more of these key relationships is terminated or not renewed, and is not replaced with a comparable relationship, our business would be adversely affected.

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

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success. In addition, our initial public offering has created disparities in wealth among Google employees, which may adversely affect relations among employees and our corporate culture in general.

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

We have entered into an arrangement to transfer our worldwide billing, collection and credit evaluation functions to a third-party service provider, Bertelsmann AG, and are currently in the process of implementing this arrangement; however, we cannot be sure that the arrangement will be completed and implemented. The third-party provider will also track, on an automated basis, a majority of our growing number of AdSense revenue share agreements. These functions are critical to our operations and involve sensitive interactions between us and our advertisers and members of our Google Network. If we do not successfully implement this project, our business, reputation and operating results could be harmed. We have no experience managing and implementing this type of large-scale, cross-functional, international infrastructure project. We also may not be able to integrate our systems and processes with those of the third-party service provider on a timely basis, or at all. Even if this integration is completed on time, the service provider may not perform to agreed upon service levels. Failure of the service provider to perform satisfactorily could result in customer dissatisfaction, disrupt our operations and adversely affect operating results. We will have significantly less control over the systems and processes than if we maintained and operated them ourselves, which increases our risk. If we need to find an alternative source for performing these functions, we may have to expend significant resources in doing so, and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

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

Although we seek to obtain patent protection for our innovations, it is possible that we may not be able to protect some of these innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

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

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management resources and attention. In addition, many of our agreements with members of our Google Network require us to indemnify these members for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

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

From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. Some of these have resulted in litigation against us. Companies have also filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. A court in France has held us liable for allowing advertisers to select certain trademarked terms as keywords. We have appealed this decision. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating similar issues in other cases in the U.S., France, Germany and Italy.

In order to provide users with more useful ads, we have revised our trademark policy in the U.S. and Canada. Under our new policy, we no longer disable ads due to selection by our advertisers of trademarks as keyword triggers for the ads. As a result of this change in policy, we may be subject to more trademark infringement lawsuits. Defending these lawsuits could take time and resources. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

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

Our business may be adversely affected by malicious third-party applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the Google experience. These applications have in the past attempted, and may in the future attempt, to change our users’ Internet experience, including hijacking queries to Google.com, altering or replacing Google search results, or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with Google. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the Internet. These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful or if our products and services have actual or perceived security vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

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

We also face risks from legislation that could be passed in the future. For example, there is a risk that state legislatures will attempt to regulate the automated scanning of email messages in ways that interfere with our Gmail free advertising-supported web mail service that we recently announced as a test service. Any such legislation could make it more difficult for us to operate or could prohibit the aspects of our Gmail service that uses computers to match advertisements to the content of a user’s email message when email messages are viewed using the service. This could prevent us from implementing the Gmail service in any affected states and impair our ability to compete in the email services market.

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

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.

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

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. We expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is going to be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and Google Network members. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

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

There has been ongoing public debate whether stock options granted to employees should be treated as a compensation expense and, if so, how to properly value such charges. On March 31, 2004, the Financial Accounting Standard Board (FASB) issued an Exposure Draft, “Share-Based Payment—an amendment of FASB Statements No. 123 and 95,” (proposed SFAS 123R) which would require a company to recognize, as an expense, the fair value of stock options and other stock-based compensation to employees beginning on July 1, 2005 and subsequent reporting periods. Prior to our initial public offering, we recorded deferred stock-based compensation to the extent that the reassessed values for accounting purposes of the underlying stock on the dates of grant exceeded the exercise prices of the options. After the initial public offering, options have been granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant. Accordingly, no deferred stock-based compensation has been recognized related to these stock options. We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods. If we had used the fair value method of accounting for stock options granted to employees prior to October 1, 2004 using a Black Scholes option valuation formula, our net income would have been $2.4 million less than reported in the year ended December 31, 2003 and $9.8 million less than reported in the nine months ended September 30, 2004. If we elect or are required to record an expense for our stock-based compensation plans using the fair value method as described in the Exposure Draft, we could have on-going accounting charges significantly greater than those we would have recorded under our current method of accounting for stock options. See Note 1 of Notes to Consolidated Financial Statements included at the beginning of this report for a more detailed presentation of accounting for stock-based compensation plans.

Payments to certain of our Google Network members has exceeded the related fees we receive from our advertisers.

We have entered into, and may continue to enter into, minimum fee guarantee agreements with a small number of Google Network members. In these agreements, we promise to make minimum payments to the Google Networks member for a pre-negotiated period of time, typically from three months to a year or more. It is difficult to forecast with certainty the fees that we will earn under our agreements, and sometimes the fees we earn fall short of the minimum guarantee payment amounts. Also, increasing competition for arrangements with web sites that are potential Google Network members could result in our entering into more of these minimum fee guarantee agreements under which guaranteed payments exceed the fees we receive from advertisers whose ads we place on those Google Network member sites. In each period to date, the aggregate fees we have earned under these agreements have exceeded the aggregate amounts we have been obligated to pay these Google Network members. However, individual agreements have resulted in guaranteed minimum and other payments to certain Google Network members in excess of the related fees we receive from advertisers. We expect that some individual agreements will continue to result in guaranteed minimum and other payments to certain Google Network members in excess of the related fees we receive from advertisers, which will adversely affect our profitability. However, we expect that the aggregate fees we will earn under agreements with guaranteed minimum and other payments will exceed the aggregate amounts we will be obligated to pay these Google Network members.

To the extent our revenues are paid in foreign currencies, and currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates were to change unfavorably, the value of net receivables we receive in foreign currencies and later convert to U.S. dollars after the unfavorable change would be diminished. This could have a negative impact on our reported operating results. Hedging strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures, that we have implemented or may implement to mitigate this risk may not eliminate our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our operating results, including the following:

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

We may have exposure to greater than anticipated tax liabilities.

We are subject to income taxes and non-income taxes in a variety of jurisdictions and our tax structure is subject to review by both domestic and foreign taxation authorities. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We rely on insurance to mitigate some risks and, to the extent the cost of insurance increases or we are unable or choose not to maintain sufficient insurance to mitigate the risks facing our business, our operating results may be diminished.

We contract for insurance to cover certain potential risks and liabilities. In the current environment, insurance companies are increasingly specific about what they will and will not insure. It is possible that we may not be able to get enough insurance to meet our needs, may have to pay very high prices for the coverage we do get or may not be able to acquire any insurance for certain types of business risk. In addition, we have in the past and may in the future choose not to obtain insurance for certain risks facing our business. This could leave us exposed to potential claims. If we were found liable for a significant claim in the future, our operating results could be negatively impacted. Also, to the extent the cost of maintaining insurance increases, our operating results will be negatively affected.

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

Shares issued and options granted under our stock plans exceeded limitations in federal and state securities laws, the result of which is that the holders of these shares and/or options may have rescission rights that could require us to reacquire the shares and/or options for an aggregate repurchase price of up to $28.3 million.

Shares issued and options granted under our 1998 Stock Plan, our 2003 Stock Plan, our 2003 Stock Plan (No. 2) and our 2003 Stock Plan (No. 3) from September 2001 through July 2004 may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. Certain of the shares issued during this period may not have been exempt from registration and qualification requirements under Rule 701 under the Securities Act of 1933 and under those state securities laws that provide an exemption to the extent the requirements under Rule 701 are met. We became aware that we were approaching the numeric limitations prescribed by Rule 701 in September 2002 and thereafter determined that we could not continue to count on being able to rely on Rule 701 to provide an exemption from the registration requirements of the Securities Act of 1933. In addition, continued compliance under Rule 701 would have required broad dissemination of detailed financial information regarding our business, which would have been strategically disadvantageous to our company. In evaluating how to issue stock upon exercise of outstanding options in light of these limitations we determined we would utilize “private placement” exemptions provided by Section 4(2) of the Securities Act of 1933 in order to exempt these issuances from federal registration requirements notwithstanding the factual and legal uncertainties inherent in Section 4(2). These uncertainties arise because analyzing whether or not issuances of securities qualify for the exemptions afforded by Section 4(2) involves a number of subjective determinations including whether the number of offerees constitutes a general solicitation, the financial sophistication of offerees and their access to information regarding the issuer, as well as whether the offering was designed to result in a distribution of shares to the general public. We considered various alternatives in determining to rely on the exemption provided by Section 4(2) despite its inherent uncertainties. We considered ceasing granting options and shares to service providers. However, we determined that this would be detrimental to our development, as equity compensation was an essential ingredient to building our company. We also considered becoming a reporting company for the purposes of federal securities laws. We determined that this too would be contrary to the best interests of our stockholders. We therefore concluded that relying on Section 4(2) despite its uncertainties was in the best interest of our security holders. Because of this uncertainty in relying on Section 4(2), the options we granted and the shares issued upon exercise of these options during this period may have been issued in violation of either federal or state securities laws, or both, and may be subject to rescission. In order to address this issue, we intend to make a rescission offer to the holders of these shares and options, which we expect to commence in November 2004. We will be making this rescission offer to 1,362 persons who are or were residents of Arkansas, California, Colorado, Connecticut, the District of Columbia, Georgia, Illinois, Maryland, Massachusetts, Michigan, Nevada, New Hampshire, New Jersey, New York, North Carolina, Pennsylvania, Texas, Virginia and Washington.

If this rescission offer is accepted by all offerees, we could be required to make aggregate payments to the holders of these shares and options of up to $28.3 million, which includes statutory interest. For options, this exposure reflects the costs of offering to rescind the issuance of the outstanding options by paying an amount equal to 20% of the aggregate exercise price for the entire option, plus statutory interest. However, it is possible that an optionholder could argue that this does not represent an adequate remedy for the issuance of the option in violation of applicable securities laws, and if a court were to impose a greater remedy, our exposure as a result of the rescission offer could be higher. For issuances of common stock, this exposure is calculated by reference to the purchase price of the common stock, plus statutory interest. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required or was not otherwise exempt from such registration requirements. If any or all of the offerees reject the rescission offer, we may continue to be liable under federal and state securities laws for up to an amount equal to the value of all options and common stock granted or issued since September 2001 plus any statutory interest we may be required to pay. We also understand that the Securities and Exchange Commission has initiated an informal inquiry into this matter and certain state regulators, including California, have requested additional information. If it is determined that we offered securities without properly registering them under federal or state law, or securing an exemption from registration, regulators could impose monetary fines or other sanctions as provided under these laws.

If our involvement in a September 2004 magazine article about Google were held to be in violation of the Securities Act of 1933, we could be required to repurchase securities sold in our initial public offering.

Information about Google has been published in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” The text of the article contains information derived from an interview of Larry and Sergey conducted in April 2004, prior to our initial public offering. The article includes quotations from Larry and Sergey, and has been reprinted by a number of news media outlets. The article presented certain statements about our company in isolation and did not disclose many of the related risks and uncertainties described in the prospectus relating to our initial public offering.

We do not believe that our involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if our involvement were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares sold to purchasers in our initial public offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. We would contest vigorously any claim that a violation of the Securities Act occurred. The SEC has also requested additional information concerning the publication of the article.

We do not intend to pay dividends on our common stock.

We have never declared or paid any cash dividend on our capital stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

We will incur increased costs as a result of being a public company.

As a public company, we have incurred and will incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We also anticipate that we will incur costs associated with recently adopted corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as new rules implemented by the Securities and Exchange Commission and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

The concentration of our capital stock ownership with our founders, executive officers and our directors and their affiliates will limit your ability to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. At September 30, 2004 our founders, executive officers and directors (and their affiliates) together owned approximately 67.6% of our Class B common stock, representing approximately 66.0% of the voting power of our outstanding capital stock. In particular, at September 30, 2004, our two founders and our CEO, Larry, Sergey and Eric, controlled approximately 41.0% of our outstanding Class B common stock, representing approximately 40.1% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure our founders, executives and employees have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial.

•	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting.

•	Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to authorize undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro and the Japanese Yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, we began to bill our international online sales through a foreign subsidiary, which will lower our exposure to foreign currency transaction gains and losses. In addition, effective January 2004 our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The primary vehicle we expect to use will be forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. In the three months ended September 30, 2004, we entered into forward foreign exchange contracts to offset the foreign exchange risk on certain existing intercompany assets. The notional principal of forward exchange contracts to purchase U.S. dollars with Euros was $173.3 million at September 30, 2004. There were no other forward exchange contracts outstanding at September 30, 2004.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. To date, translation gains and losses have not been material.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $19.9 million and $4.5 million at September 30, 2004 and December 31, 2003. The adverse impact at September 30, 2004 is after consideration of the offsetting effect of approximately $14.9 million from our outstanding forward exchange contracts. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term. The increase in the reasonably possible adverse impact of $19.9 million at September 30, 2004 from $4.5 million at December 31, 2003 was primarily the result of an increase in accounts receivable, intercompany receivables and cash held by our Irish subsidiary denominated in foreign currencies, offset by the positive impact from our outstanding forward exchange contracts.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our investment securities of approximately $14.5 million and $1.9 million at September 30, 2004 and December 31, 2003. The increase in this amount from December 31, 2003 to September 30, 2004 is due to the substantial increase in our investment securities balances as a result of proceeds from our initial public offering completed in August 2004.

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

Since 2003 we have invested significant resources to comprehensively document and analyze our system of internal controls. We have identified areas of our internal controls requiring improvement, and are in the process of designing enhanced processes and controls to address issues identified through this review. Areas of improvement include streamlining our domestic and international billing processes, further limiting internal access to certain data systems and continuing to improve coordination across business functions. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 on December 31, 2005. As a result, we expect to make changes in our internal control over financial reporting.

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

As part of the settlement, Overture dismissed its patent lawsuit against us and has granted us a fully-paid, perpetual license to the patent that was the subject of the lawsuit and several related patent applications held by Overture. The parties also mutually released any claims against each other concerning the warrant dispute. In connection with the settlement of these two disputes, we issued to Yahoo 2,700,000 shares of Class A common stock.

Certain companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademarked terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. A court in France has held us liable for allowing advertisers to select certain trademarked terms as keywords. We have appealed this decision. We are also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. One of the plaintiffs has appealed the court’s ruling. We are litigating similar issues in other cases in the U.S., France, Germany and Italy. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	In the three-month period ended September 30, 2004, we issued 76,000 shares of common stock, which includes 16,018 shares issuable upon exercise of options, with an estimated approximate aggregate value of $6,080,000 to the former shareholders of a privately-held technology corporation in connection with the our acquisition of such corporation.

2.	In the three-month period ended September 30, 2004, we issued to our directors, officers, employees and consultants 48,728 shares of common stock for an aggregate purchase price of $473,483.05 upon the exercise of previously granted options.

The stock issuances described in paragraph 2 above include the issuance of 43,659 shares of our common stock that may not have been exempt from registration or qualification requirements under federal or state securities laws. Consequently, the stock shares issued may have been issued in violation of federal or state securities laws, or both, and may be subject to rescission. In order to address this issue, we will make a rescission offer to the holders of these shares, pursuant to which the registrant will offer to repurchase the shares from the holder. If our rescission offer is accepted by the holders of these shares, we could be required to make an aggregate payment to these holders of up to approximately $402,836.20, which includes statutory interest. There are no assurances that we will not be subject to penalties or fines relating to these stock issuances, however, we believe that the rescission offer could provide additional meritorious defenses against any future claims relating to these stock issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

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

GOOGLE INC.

Date: November 15, 2004	By:	/s/ ERIC SCHMIDT
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.