Form 10-K
period 2004-12-31
Google Inc.
filed 2005-03-30
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50726

Google Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0493581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Amphitheatre Parkway

Mountain View, CA 94043

(Address of principal executive offices)

(650) 623-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 par value

Class B Common Stock, $0.001 par value

(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes  ☐    No  ☒

At December 31, 2004, the last business day of the Registrant’s most recently completed fiscal quarter, there were 95,542,010 shares of Registrant’s Class A common stock and 178,980,030 shares of Registrant’s Class B common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq National Market on December 31, 2004) was approximately $27,286,463,824. Shares of Registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of Registrant’s outstanding common stock as of December 31, 2004 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At March 28, 2005, there were 114,754,458 shares of Registrant’s Class A common stock outstanding and 162,594,769 shares of Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2005 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Form 10-K

For the Fiscal Year Ended December 31, 2004

INDEX

i

PART I

ITEM 1.    BUSINESS

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top Internet destination and our brand one of the most recognized in the world. We maintain the world’s largest online index of web sites and other content, and we make this information freely available to anyone with an Internet connection. Our automated search technology helps people obtain nearly instant access to relevant information from our vast online index.

We generate revenue by delivering relevant, cost-effective online advertising. Businesses use our AdWords program to promote their products and services with targeted advertising. In addition, the thousands of third-party web sites that comprise our Google Network use our Google AdSense program to deliver relevant ads that generate revenue and enhance the user experience.

Our Mission

Our mission is to organize the world’s information and make it universally accessible and useful. We believe that the most effective, and ultimately the most profitable, way to accomplish our mission is to put the needs of our users first. We have found that offering a high-quality user experience leads to increased traffic and strong word-of-mouth promotion. Our dedication to putting users first is reflected in three key commitments we have made to our users:

•	We will do our best to provide the most relevant and useful search results possible, independent of financial incentives. Our search results will be objective and we will not accept payment for inclusion or ranking in them.

•	We will do our best to provide the most relevant and useful advertising. If any element on a result page is influenced by payment to us, we will make it clear to our users. Advertisements should not be an annoying interruption.

•	We will never stop working to improve our user experience, our search technology and other important areas of information organization.

We believe that our user focus is the foundation of our success to date. We also believe that this focus is critical for the creation of long-term value. We do not intend to compromise our user focus for short-term economic gain.

How We Provide Value to Users, Advertisers and Web Sites

Our Users

We serve our users by developing products that enable people to more quickly and easily find, create and organize information. We place a premium on products that matter to many people and have the potential to improve their lives, especially in areas in which our expertise enables us to excel.

Search is one such area. People use search frequently and the results are often of great importance to them. For example, people search for information on medical conditions, purchase decisions, technical questions, long-lost friends and other topics about which they care a great deal. Delivering quality search results requires significant computing power, advanced software and complex processes—areas in which we have expertise and a high level of focus.

Communication is another such area. People increasingly rely on the Internet to communicate with each other. Gmail, our new email service (available in a limited test), offers a gigabyte of free storage for each user, along with email search capabilities and relevant advertising. Delivering an improved user experience in Gmail has similar computing and software requirements as our search service.

Some of the key benefits we offer to users include:

Relevant and Useful Information. Our technologies sort through a vast and growing amount of information to deliver relevant and useful search results in response to user queries. This is an area of continual development for us. When we started the company six years ago, our web index contained approximately 30 million documents. We now index more than 8 billion web pages, or more than 250 times as much information. We are also constantly developing new functionality. We’ve made recent enhancements to our local search offering, which now includes Google Maps and we’ve also enhanced Google Desktop Search, which now supports additional file formats and browser and email clients. In addition, we also provide convenient links to specialized information, such as weather and movie information.

Objectivity. We believe it is very important that the results users get from Google are produced with only their interests in mind. We do not accept money for search result ranking or inclusion. We do accept fees for advertising, but it does not influence how we generate our search results. The advertising is clearly marked and separated. This is similar to a newspaper, where the articles are independent of the advertising. Some of our competitors charge web sites for inclusion in their indices or for more frequent updating of pages. Inclusion and frequent updating in our index are open to all sites free of charge. We apply these principles to each of our products and services. We believe it is important for users to have access to the best available information and research, not just the information that someone pays for them to see.

Global Access. We strive to provide Google to everyone in the world. Users from around the world visit our destination sites at Google.com and our 112 other international domains, such as Google.de, Google.fr, Google.co.uk, Google.co.jp and Google.ca. The Google interface is available in more than 100 languages. Through Google News, we offer an automated collection of frequently updated news stories tailored to 22 international audiences. We also offer automatic translation of content between various languages. We provide localized versions of Google in many developing countries. Although we do not currently recover our costs in these countries, we believe providing our products and services is an important social good and a valuable long-term business investment.

Ease of Use. We have always believed that the most useful and powerful search technology hides its complexity from users and provides them with a simple, intuitive way to get the information they want. We have devoted significant efforts to create a streamlined and easy-to-use interface based on a clean search box set prominently on a page free of commercial clutter. We have also created many features that enhance the user experience. Our products present these features when we believe they will be most useful, rather than promoting them unnecessarily. For example, Google WebSearch offers maps when a search appears to be for a geographic location.

Pertinent, Useful Commercial Information. The search for information often involves an interest in commercial information—researching a purchase, comparing products and services or actively shopping. We help people find commercial information through our search services and advertising products. Among our search services, we offer Froogle, a search engine for finding products for sale online. We also present advertisements that are relevant to the information people seek. To ensure we display only the most relevant commercial information, our technology automatically rewards ads that users prefer and removes ads that users do not find helpful.

Our Advertisers

As more people spend additional time and money online, advertisers are increasingly turning to the Internet to market their products and services to consumers. For these advertisers, we offer Google AdWords, an auction-based advertising program that enables them to deliver relevant ads targeted to search results or web content. Our AdWords program provides advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network. The advertisers using AdWords range from small businesses targeting local customers to many of the world’s largest global enterprises.

The AdWords program offers advertisers the following benefits:

Effective Return on Investment. Many advertising dollars are spent delivering messages in an untargeted fashion and payment for these advertisements is not tied to performance. With Google AdWords, businesses can achieve greater cost-effectiveness with their marketing budgets for two reasons—AdWords shows ads only to people seeking information related to what the advertisers are selling, and advertisers choose how much they pay when a user clicks on their ad (though they are subject to a minimum price per click). Because we offer a simple ad format, advertisers can avoid incurring significant design, copywriting or other production costs associated with creating ads. As a result, even small advertisers find AdWords cost-effective for connecting with potential customers. In addition, advertisers can easily create many different ads, increasing the likelihood that an ad is exactly suited to a user’s search. Users can find advertisements for exactly what they are seeking, and advertisers can find users who want exactly what they are offering. When the interests of users and advertisers align, both are well served.

Access to the Google Network. We serve AdWords ads to the thousands of third-party web sites that make up the Google Network. As a result, advertisers that use our AdWords program can target users on our sites and on search and content sites across the web. This gives advertisers increased exposure to people who are likely to be interested in their offerings. The Google Network significantly enhances our ability to attract interested users.

Precise Campaign Control. Google AdWords gives advertisers hands-on control over most elements of their ad campaigns. Advertisers can specify the relevant search or content topics for each of their ads. Advertisers can also manage expenditures by setting a maximum daily budget and determining how much they are willing to pay whenever a user clicks on an ad. Our online tracking tools and reports give advertisers timely updates on how well their campaigns are performing and enable them to make changes or refinements quickly. Advertisers can also target their campaigns by city, country, regional area or language.

Global Support. We provide customer service to our advertiser base through our global support organization as well as through field sales offices in 14 countries. AdWords is available on a self-service basis with email support. Advertisers with more extensive needs and budgets can request strategic support services, which include an account team of experienced professionals to help them set up, manage and optimize their campaigns.

Web Sites

Google indexes a huge amount of information in order to provide relevant results to our users. Our users do searches and are directed to relevant web sites. Google provides a significant amount of traffic to web sites with which we have no business relationship. Many web sites are able to generate revenue from that traffic, but others have difficulty doing so. We are enthusiastic about helping sites make money and thereby facilitating the creation of better content to search. If there is better content on the web, people are likely to do more searches, and we expect that will be good for our business and for users. To address this opportunity, we created Google AdSense. Our Google AdSense program enables the web sites—large and small—that make up the Google Network to deliver AdWords ads that are relevant to the search results or content on their pages. We share most of the revenue generated from ads shown by a member of the Google Network with that member—creating an additional revenue stream for them. Web sites can also license our Google WebSearch product to offer the Google search experience to their users. The key benefits we offer to web sites in the Google Network include:

Access to Advertisers. Many small web site companies do not have the time or resources to develop effective programs for generating revenue from online advertising. Even larger sites, with dedicated sales teams, may find it difficult to generate revenue from pages with specialized content. We believe that Google AdSense enables Google Network members to generate revenue from their sites more effectively and efficiently. Google AdSense promotes effective revenue generation by providing Google Network members immediate access to Google’s base of advertisers and their broad collection of ads. As soon as a web site joins the Google Network, our technology automatically begins delivering ads for posting on the member’s web site. The automated nature of our advertising programs promotes efficient revenue generation. Our online registration systems enable web sites to easily join the Google Network and our ad serving technology allows automated delivery of ads for posting on the member’s site. The Google Network member determines the placement of the ads on its web site and controls and directs the nature of ad content.

Improved User Satisfaction. In their quest for revenue, many Internet companies have cluttered their web sites with intrusive or untargeted advertising that may distract or confuse users and may undermine users’ ability to find the information they want. Some web sites have adopted practices we consider to be abusive, including pop-up ads or ads that take over web pages. We believe these tactics can cause dissatisfaction with Internet advertising and reduce use of the Internet overall. Our AdSense program extends our commitment to improving the overall web experience for users by enabling web sites to display AdWords ads in a fashion that we believe people find useful rather than disruptive.

Products and Services

Our product development philosophy is centered on rapid and continuous innovation, with frequent releases of early stage products that we seek to improve with every iteration. We often make products available early in their development stages by posting them on Google Labs, at test locations online or directly on Google.com. If our users find a product useful, we promote it to “beta” status for additional testing. Our beta testing periods often last a year or more. Once we are satisfied that a product is of high quality and utility, we remove the beta label and make it a core Google product. Our current principal products and services are described below.

Google.com

We are focused on building products and services that benefit our users and enable them to find relevant information quickly and easily. We offer, free of charge, all of the following services at Google.com and many of them at our international sites.

Google WebSearch. In addition to providing easy access to more than 8 billion web pages, we have integrated special features into Google WebSearch to help people find exactly what they are looking for on the web. The Google.com search experience also includes:

•	Advanced Search Functionality—enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries or web sites.

•	Spell Checker—suggests alternate search terms when a search appears to contain misspellings or typing errors.

•	Web Page Translation—automatically translates web pages published in French, German, Italian, Portuguese and Spanish into English, or vice versa.

•	Stock Quotes—provides links to stock and mutual fund information.

•	Street Maps—provides links to street maps and directions.

•	Calculator—solves math problems involving basic arithmetic, complicated math or physical constants and converts between units of measure.

•	Definitions—provides definitions for words or phrases based on content we have indexed.

•	PhoneBook—provides U.S. street addresses and phone numbers for U.S. businesses and residences.

•	Search by Number—enables people to conduct quick searches by entering FedEx, UPS and USPS package tracking numbers, vehicle ID numbers, product codes, telephone area codes, patent numbers, FAA airplane registration numbers and FCC equipment ID numbers.

•	Travel Information—enables people to check the status of U.S. airline flights and see delays and weather conditions at U.S. airports.

•	Cached Links—provides snapshots of web pages taken when the pages were indexed, enabling web users to view web pages that are no longer available.

•	Movie Information—enables people to quickly and easily find movie reviews and showtimes for U.S. theatres.

•	Weather—provides weather conditions and a four-day forecast for U.S. locations

•	News and Product Information—when relevant, we also display results from Google News and Froogle.

Google Image Search. Google Image Search is our searchable index of more than 1.1 billion images found across the web. To extend the usefulness of Google Image Search, we offer advanced features, such as searching by image size, format and coloration and restricting searches to specific web sites or domains.

Google News. Google News gathers information from nearly 10,000 news sources worldwide and presents news stories in a searchable format within minutes of their publication on the web. The leading stories are presented as headlines on the Google News home page. These headlines are selected for display entirely by a computer algorithm, without regard to political viewpoint or ideology. Google News uses an automated process to pull together related headlines, which enables people to see many different viewpoints on the same story. Because topics are updated continuously throughout the day, people generally see new stories each time they check Google News. We currently provide our Google News service tailored to 22 international audiences.

Google Toolbar. The Google Toolbar makes our search technology constantly and easily available as people browse the web. The Google Toolbar is available as a free, fast download and can improve people’s web experience through several innovative features, including:

•	Pop-up Blocker—blocks pop-up advertising while people use the web.

•	PageRank Indicator—displays Google’s ranking of any page on the web.

•	AutoFill—completes web forms with information saved securely on a user’s own computer.

•	Highlight—highlights search terms where they appear on a web page, with each term marked in a different color.

•	Word Find—finds search terms wherever they appear on a web page.

•	AutoLink— turns street addresses into links to online maps.

•	WordTranslator—translates English words into other languages.

•	SpellCheck—checks spelling when typing in web forms.

Froogle. Froogle enables people to easily find products for sale online. By focusing entirely on product search, Froogle applies the power of our search technology to a very specific task—locating stores that sell the items users seek and pointing them directly to the web sites where they can shop. Froogle users can sort results by price, specify a desired price range and view product photos. Froogle accepts data feeds directly from merchants to ensure that product information is up-to-date and accurate. Most online merchants are also automatically included in Froogle’s index of shopping sites. Because we do not charge merchants for inclusion in Froogle, our users can browse product categories or conduct product searches with confidence that the results we provide are relevant and unbiased. As with many of our products, Froogle displays relevant advertising separately from search results.

Google Groups. The original Google Groups enabled easy participation in Internet discussion groups by providing users with tools to search, read and browse these groups and to post messages of their own. Google

Groups contains more than 1 billion messages from Usenet Internet discussion groups dating back to 1981. The discussions in these groups cover a broad range of discourse and provide a comprehensive look at evolving viewpoints, debate and advice on many subjects. The new Google Groups adds in the ability to create your own groups for you and your friends and an improved user interface.

Google Mobile. Google Mobile offers people the ability to search and view both the “mobile web,” consisting of pages created specifically for wireless devices, and the entire Google index of more than 8 billion web pages. Google Mobile works on devices that support WAP, WAP 2.0, i-mode or j-sky mobile Internet protocols. In addition, users can access a variety of information using Google SMS by typing a query to the Google shortcode. Google Mobile is available through many wireless and mobile phone services worldwide.

Google Local. Google Local enables users to find relevant local businesses near a city, postal code, or specific address. This service combines Yellow Page listings with information found on web pages, and plots their locations on interactive maps.

Google Print. Google Print brings information online that had previously not been available to web searchers. Under this program, we enable a number of publishers to host their content and show their publications at the top of our search results. On Google Print pages, we provide links to book sellers that may offer the full versions of these publications for sale, and we show content-targeted ads that are served through the Google AdSense program.

Google Desktop Search. Google Desktop Search enables our users to perform a full text search on the contents of their own computer, including email, files, instant messenger chats and web browser history. Users can use this service to view web pages they have visited even when they are not online.

Google Alerts. Google Alerts are email updates of the latest relevant Google results (web, news, etc.) based on the user’s choice of query or topic. Typical uses include monitoring a developing news story, keeping current on a competitor or industry, getting the latest on a celebrity or event, or keeping tabs on a favorite sports team.

Google Labs. Google Labs is our playground for our engineers and for adventurous Google users. On Google Labs, we post product prototypes and solicit feedback on how the technology could be used or improved. Current Google Labs examples include:

•	Google Personalized Search—provides customized search results based on an individual user’s interests.

•	Froogle Wireless—gives people the ability to search for product information from their mobile phones and other wireless devices.

•	Google Maps—enables users to see maps, get directions, and find local businesses and services quickly and easily. Google Maps has several unique features, including draggable maps, integrated local search from Google Local, and keyboard shortcuts.

•	Google Scholar—enables users to search specifically for scholarly literature, including peer-reviewed papers, theses, books, preprints, abstracts and technical reports from all broad areas of research. Google Scholar can be used to find articles from a wide variety of academic publishers, professional societies, preprint repositories and universities, as well as scholarly articles available across the web.

•	Google Suggest—guesses what you’re typing and offers suggestions in real time. This is similar to Google’s “Did you mean?” feature that offers alternative spellings for your query after you search, except that it works in real time.

•	Google Video—includes thousands of programs that play on our TVs every day. Google Video enables you to search a growing archive of televised content—everything from sports to dinosaur documentaries to news shows.

Blogger. Blogger is a leading web-based publishing tool that gives people the ability to publish to the web instantly using weblogs, or “blogs.” Blogs are web pages usually made up of short, informal, frequently updated posts that are arranged chronologically. Blogs can facilitate communications among small groups or to a worldwide audience in a way that is simpler and easier to follow than traditional email or discussion forums.

Google Deskbar. Google Deskbar enables people to search with Google from the taskbar of their computer without launching a web browser.

Picasa. Picasa is software that helps you find, edit and share all the pictures on your computer. It streamlines the digital photography experience, letting you easily transfer pictures from your camera, organize them, apply fixes or special effects, and share them in email. Picasa’s “hello” service also lets you share pictures with others and chat about them in real-time, or post them to your blog. Picasa integrates with other Google services, including Gmail, Blogger, and Froogle.

Keyhole. Keyhole enables users to see and explore the world from their desktop. Keyhole users are able to fly to a specific location and learn about that area through detailed satellite and aerial images, 3D topography, street maps, and millions of data points describing the location of businesses, schools, parks, and other points of interest around the globe.

Google Web Directory. Google Web Directory enables people to browse and search through web sites that have been organized into categories. Our directory combines Google’s search technology with the categorization developed by the Open Directory Project and has content in 75 languages.

Limited Availability Services. Some of our product offerings are in their initial test phases and are currently available to limited audiences. Examples include Gmail, our free email service, and Orkut, an invitation-based online meeting place where people can socialize, make new acquaintances and find others who share their interests.

Google AdWords

Google AdWords is our global advertising program, which enables advertisers to present ads to people at the precise moment those people are looking for information related to what the advertiser has to offer. Advertisers use our automated tools, often with little or no assistance from us, to create text-based ads, bid on the keywords that will trigger the display of their ads and set daily spending budgets. AdWords features an automated, low-cost online signup process that enables advertisers to implement ad campaigns that can become live in 15 minutes or less. The total sign-up cost for becoming an AdWords advertiser is only $5.00.

Ads are ranked for display in AdWords based on a combination of the maximum cost per click (CPC) set by the advertiser and click-through rates and other factors used to determine the relevance of the ads. This favors the ads that are most relevant to users, improving the experience for the person looking for information and for the advertiser who is generating relevant ads. AdWords has many features that make it easy to set up and manage ad campaigns for maximum efficiency and effectiveness:

•	Campaign management. Advertisers can target multiple ads to a given keyword and easily track individual ad performance to see which ads are the most effective. The campaign management tools built into AdWords enable advertisers to quickly shift their budgets to ads that deliver the best results.

•	Keyword targeting. Businesses can deliver targeted ads based on specific search terms (keywords) entered by users or found in the content on a web page. We also offer tools that generate synonyms and useful phrases to use as keywords or ad text. Refining keywords and ad text can improve ad click-through rates and the likelihood of a user becoming a customer of the advertiser.

•	Traffic estimator. This tool estimates the number of searches and potential costs related to advertising on a particular keyword or set of keywords. These estimates can help advertisers optimize their campaigns.

•	Budgeted delivery. Advertisers can set daily budgets for their campaigns and control the timing for delivery of their ads.

•	Performance reports. We provide continuous, timely reporting of the effectiveness of each ad campaign.

•	Multiple payment options. We accept credit and debit cards and, for selected advertisers, we offer several options for credit terms and monthly invoicing. We accept payments in 48 currencies.

•	AdWords Discounter. This feature gives advertisers the freedom to increase their maximum CPCs because it automatically adjusts pricing so that they never pay more than one cent over the next highest bid. The AdWords discounter is described in detail below under the heading “Technology—Advertising Technology—Google AdWords Action System.”

•	Conversion tracking. Conversion tracking is a free tool that is integrated into AdWords reports and measures the conversions of an advertiser’s campaigns, enabling a better understanding of the overall return on investment generated for the advertiser by the AdWords program.

For larger advertisers, we offer additional services that help to maximize returns on their Internet marketing investments and improve their ability to run large, dynamic campaigns. These include:

•	Creative maximization. Our AdWords specialists help advertisers select relevant keywords and create more effective ads. This can improve advertisers’ ability to target customers and to increase the click-through rates and conversion rates for their ads.

•	Vertical market experts. Specialists with experience in particular industries offer guidance on how to most effectively target potential customers.

•	Bulk posting. We assist businesses in launching and managing large ad campaigns with hundreds or even thousands of targeted keywords.

•	Dedicated client service representatives. These staff members continuously look for ways to better structure their clients’ campaigns and to address the challenges large advertisers face.

•	AdWords API. For large advertisers as well as third parties, Google’s free AdWords API service lets developers engineer computer programs that interact directly with the AdWords system. With such applications, advertisers and third parties can more efficiently—and creatively—manage their large AdWords accounts and campaigns.

Google AdSense

Our Google AdSense program enables the web sites in our Google Network to serve targeted ads from our AdWords advertisers. Targeting can be based on search results or on web content. We share most of the revenue generated from ads shown by a member of the Google Network with that member. Most of the web sites that make up the Google Network sign up with us online, under agreements with no required term. We also engage in direct selling efforts to convince web sites with significant traffic to join the Google Network, under agreements that vary in duration. For our network members, we offer:

Google AdSense for search. For Internet companies who want to target search audiences, we offer Google AdSense for search. Web sites use AdSense for search to generate additional revenue by serving relevant AdWords ads targeted to search results. Because we also offer to license our web search technology along with Google AdSense for search, companies without their own search service can offer Google WebSearch to improve the usefulness of their web sites for their users while increasing their revenue. We offer online signup for a hosted version of AdSense for search. We offer a more customizable premium offering to websites with significant traffic.

Google AdSense for content. Google AdSense for content enables web sites to generate revenue from advertising by serving relevant AdWords ads targeted to web content. Our automated technology analyzes the meaning of web content and serves relevant advertising, usually in a fraction of a second. There is no charge for web sites to participate in our AdSense for content program. Using our automated sign-up process, web sites can quickly display AdWords ads on their sites. We share the majority of the revenues generated from click-throughs on these ads with the Google Network members that display the ads. For advertisers, this enables them to extend their reach to other websites; for publishers, it gives them access to a large base of advertisers specifically targeted for their content; and for users, it offers ads related to the content of the page. For web sites with more than 20 million page views per month, we provide customization services. Important AdSense for content features include:

•	Competitive ad filters. Web sites can block competitive ads, or other ads they want to keep off their site, simply by telling us which URLs to block.

•	Sensitive content filters. At times, certain ads may be inappropriate for some pages. For example, Google automatically filters out ads that would be inappropriate on a news page about a catastrophic event.

•	Choose default ads. In the unlikely event that Google is unable to serve targeted ads on a page, we offer web sites the option of displaying a default ad of their choice. This ensures that advertising space is always being used as effectively as possible.

•	Image ads. Web sites can show graphical ads precisely targeted to the content of a web page. Running a combination of image and text ads expands the available ad inventory for a web site, and offers the potential for increased revenue.

Google Search Appliance

We provide our search technology for use within enterprises through the Google Search Appliance. The search appliance is a complete software and hardware solution that companies can easily implement to extend Google’s search performance to their internal or external information. It leverages our search technology to identify the most relevant pages on intranet and public web sites, making it easy for people to find the information they need. The search appliance offers several useful features, including automated spell-checking, cached pages, dynamic snippets, indented results and automatic conversion of Microsoft Office and PDF files to HTML. The Google Search Appliance is available in three models: the GB-1001, for mid-sized companies; the GB-5005, for dedicated, high-priority search services such as customer-facing web sites and company-wide intranet applications; and the GB-8008, for centralized deployments supporting global business units. List prices for our search appliance models start at $32,000 for the GB-1001, $230,000 for the GB-5005 and $525,000 for the GB-8008. The Google Mini is targeted at small and medium sized businesses to provide search on public web sites and intranets. It is sold online through the Google Store for $4995.

Technology

We began as a technology company and have evolved into a software, technology, Internet, advertising and media company all rolled into one. We take technology innovation very seriously. We compete aggressively for talent, and our people drive our innovation, technology development and operations. We strive to hire the best computer scientists and engineers to help us solve very significant challenges across systems design, artificial intelligence, machine learning, data mining, networking, software engineering, testing, distributed systems, cluster design and other areas. We work hard to provide an environment where these talented people can have fulfilling jobs and produce technological innovations that have a positive effect on the world through daily use by millions of people. We employ technology whenever possible to increase the efficiency of our business and to improve the experience we offer our users.

We provide our web search and targeted advertising technology using a large network of commodity computers running custom software developed in-house. Some elements of our technology include:

Web Search Technology

Our web search technology uses a combination of techniques to determine the importance of a web page independent of a particular search query and to determine the relevance of that page to a particular search query. We do not explain how we do ranking in great detail because some people try to manipulate our search results for their own gain, rather than in an attempt to provide high-quality information to users.

Ranking Technology. One element of our technology for ranking web pages is called PageRank. While we developed much of our ranking technology after Google was formed, PageRank was developed at Stanford University with the involvement of our founders, and was therefore published as research. Most of our current ranking technology is protected as trade-secret. PageRank is a query-independent technique for determining the importance of web pages by looking at the link structure of the web. PageRank treats a link from web page A to web page B as a “vote” by page A in favor of page B. The PageRank of a page is the sum of the PageRank of the pages that link to it. The PageRank of a web page also depends on the importance (or PageRank) of the other web pages casting the votes. Votes cast by important web pages with high PageRank weigh more heavily and are more influential in deciding the PageRank of pages on the web.

Text-Matching Techniques. Our technology employs text-matching techniques that compare search queries with the content of web pages to help determine relevance. Our text-based scoring techniques do far more than count the number of times a search term appears on a web page. For example, our technology determines the proximity of individual search terms to each other on a given web page, and prioritizes results that have the search terms near each other. Many other aspects of a page’s content are factored into the equation, as is the content of pages that link to the page in question. By combining query independent measures such as PageRank with our text-matching techniques, we are able to deliver search results that are relevant to what people are trying to find.

Advertising Technology

Our advertising program serves millions of relevant, targeted ads each day based on search terms people enter or content they view on the web. The key elements of our advertising technology include:

Google AdWords Auction System. We use the Google AdWords auction system to enable advertisers to automatically deliver relevant, targeted advertising. Every search query we process involves the automated execution of an auction, resulting in our advertising system often processing hundreds of millions of auctions per day. To determine whether an ad is relevant to a particular query, this system weighs an advertiser’s willingness to pay for prominence in the ad listings (the CPC) and interest from users in the ad as measured by the click-through rate and other factors. If an ad does not attract user clicks, it moves to a less prominent position on the page, even if the advertiser offers to pay a high amount. This prevents advertisers with irrelevant ads from “squatting” in top positions to gain exposure. Conversely, more relevant, well-targeted ads that are clicked on frequently move up in ranking, with no need for advertisers to increase their bids. Because we are paid only when users click on ads, the AdWords ranking system aligns our interests equally with those of our advertisers and our users. The more relevant and useful the ad, the better for our users, for our advertisers and for us.

The AdWords auction system also incorporates our AdWords discounter, which automatically lowers the amount advertisers actually pay to the minimum needed to maintain their ad position. Consider a situation where there are three advertisers—Pat, Betty and Joe—each bidding on the same keyword for ads that will be displayed on Google.com. These advertisers have ads with equal click-through rates and bid $1.00 per click, $0.60 per click and $0.50 per click, respectively. With our AdWords discounter, Pat would occupy the first ad position and pay only $0.61 per click, Betty would occupy the second ad position and pay only $0.51 per click, and Joe would occupy the third ad position and pay the minimum bid of $0.05 per click (or the equivalent in countries outside the U.S.). The AdWords discounter saves money for advertisers by minimizing the price they pay per click, while relieving them of the need to constantly monitor and adjust their CPCs. Advertisers can experience greater discounts through the application of our smart pricing technology introduced in April 2004.

This technology can reduce the price of clicks for ads served across the Google Network based on the expected value of the click to the advertiser.

AdSense Contextual Advertising Technology. Our AdSense technology employs techniques that consider factors such as keyword analysis, word frequency, font size and the overall link structure of the web to analyze the content of individual web pages and to match ads to them almost instantaneously. With this ad targeting technology, we can automatically serve contextually relevant ads. To do this, Google Network members embed a small amount of custom HTML code on web pages that generates a request to Google’s AdSense service whenever a user views the web page. Upon receiving a request, our software examines the content of web pages and performs a matching process that identifies advertisements that we believe are relevant to the content of the specific web page. The relevant ads are then returned to the web pages in response to the request. We employ similar techniques for matching advertisements to other forms of textual content, such as email messages and Google Groups postings. For example, our technology can serve ads offering tickets to fans of a specific sports team on a news story about that team.

Large-Scale Systems Technology

Our business relies on our software and hardware infrastructure, which provides substantial computing resources at low cost. We currently use a combination of off-the-shelf and custom software running on clusters of commodity computers. Our considerable investment in developing this infrastructure has produced several key benefits. It simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services and automates much of the administration of large-scale clusters of computers.

Although most of this infrastructure is not directly visible to our users, we believe it is important for providing a high-quality user experience. It enables significant improvements in the relevance of our search and advertising results by allowing us to apply superior search and retrieval algorithms that are computationally intensive. We believe the infrastructure also shortens our product development cycle and allows us to pursue innovation more cost effectively.

We constantly evaluate new hardware alternatives and software techniques to help further reduce our computational costs. This allows us to improve our existing products and services and to more easily develop, deploy and operate new global products and services.

Sales and Support

We have put significant effort into developing our sales and support infrastructure. We maintain 25 sales offices in 14 countries, and we deploy specialized sales teams across 13 vertical markets. We bring businesses into our advertising network through both online and direct sales channels. In all cases, we use technology and automation wherever possible to improve the experience for our advertisers and to grow our business cost-effectively. The vast majority of our advertisers use our automated online AdWords program to establish accounts, create ads, target users and launch and manage their advertising campaigns. Our direct advertising sales team focuses on attracting and supporting companies around the world with sizeable advertising budgets. Our AdSense program follows a similar model. Most of the web sites in the Google Network sign up for AdSense using an automated online process. Our direct sales force focuses on building AdSense relationships with leading Internet companies. Our global support organization concentrates on helping our advertisers and Google Network members get the most out of their relationships with us.

Marketing

We have always believed that building a trusted, highly-recognized brand begins with providing high-quality products and services that make a notable difference in people’s lives. Our user base has grown primarily by word-of-mouth, which can work very well for products that inspire a high level of user loyalty because users are likely to share their positive experiences with their friends and families. Our early marketing efforts focused on feeding this word-of-mouth momentum and used public relations efforts to accelerate it. Through these efforts and people’s increased usage of Google worldwide, we have been able to build our brand with relatively low marketing costs as a percentage of our revenues. Today, we use the quality of our own products and services as our most effective marketing tool, and word-of-mouth momentum continues to drive consumer awareness and user loyalty worldwide. We do not promote products before they are successful for our users, preferring to test them until they achieve broad acceptance. We also engage in targeted marketing efforts, such as those we deliver to our advertising clients, designed to inform potential advertisers, Google Network members and enterprises of the benefits they can achieve through Google. In addition, we sponsor industry conferences and have promoted the distribution of the Google Toolbar to Internet users in order to make our search services easier to access.

Competition

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft and Yahoo.

We also face competition from other web search providers, including companies that are not yet known to us. We compete with Internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted Internet advertising. We may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. In addition to Internet companies, we face competition from companies that offer traditional media advertising opportunities.

We compete to attract and retain relationships with users, advertisers and web sites. The bases on which we compete differ among the groups.

•	Users. We compete to attract and retain users of our search and communication products and services. Most of the products and services we offer to users are free, so we do not compete on price. Instead, we compete in this area on the basis of the relevance and usefulness of our search results and the features, availability and ease of use of our products and services.

•	Advertisers. We compete to attract and retain advertisers. We compete in this area principally on the basis of the return on investment realized by advertisers using our AdWords program. We also compete based on the quality of customer service, features and ease of use of AdWords.

•	Web sites. We compete to attract and retain web sites as members of our Google Network based on the size and quality of our advertiser base, our ability to help our Google Network members generate revenues from advertising on their web sites and the terms of agreements with our Google Network members.

We believe that we compete favorably on the factors described above. However, our industry is evolving rapidly and is becoming increasingly competitive. Larger, more established companies than us are increasingly focusing on search businesses that directly compete with us.

Intellectual Property

We rely on a combination of patent, trademark, copyright and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to proprietary technology.

Google, AdSense, AdWords, I’m Feeling Lucky, PageRank and Keyhole are registered trademarks in the U.S. Our unregistered trademarks include Blogger, Orkut.com, Froogle, Gmail and Picasa.

The first version of the PageRank technology was created while Larry and Sergey attended Stanford University, which owns a patent to PageRank. The PageRank patent expires in 2017. We hold a perpetual license to this patent. In October 2003, we extended our exclusivity period to this patent through 2011, at which point our license is non-exclusive.

Circumstances outside our control could pose a threat to our intellectual property rights. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Companies in the Internet, technology and media industries own large numbers of patents, copyrights and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use.

Government Regulation

We are subject to a number of foreign and domestic laws that affect companies conducting business on the Internet. In addition, because of the increasing popularity of the Internet and the growth of online services, laws relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world.

In the U.S., laws relating to the liability of providers of online services for activities of their users are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted or the content generated by users. Likewise, other federal laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances.

In addition, the application of existing laws regulating or requiring licenses for certain businesses of our advertisers, including, for example, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users. For example, some French courts have interpreted French trademark laws in ways that would, if upheld, limit the ability of competitors to advertise on generic keywords.

We also face risks from legislation that could be passed in the future. For example, there is a risk that state legislatures will attempt to regulate the automated scanning of email messages in ways that interfere with our Gmail free advertising-supported web mail service. Any such legislation could make it more difficult for us to operate or could prohibit the aspects of our Gmail service that uses computers to match advertisements to the content of a user’s email message when email messages are viewed using the service. Also, depending on how the legislation is written, it could inhibit our ability to engage in rigorous spam filtering and provide other content- based services to our users, such as providing related news links. This could prevent us from implementing certain services in any affected states.

We are also subject to international laws associated with data protection in Europe and elsewhere and the interpretation and application of data protection laws is still uncertain and in flux. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws.

Culture and Employees

We take great pride in our company culture and embrace it as one of our fundamental strengths. We remain steadfast in our commitment to constantly improve the technology we offer to our users and advertisers and to web sites in the Google Network. We have assembled what we believe is a highly talented group of employees. Our culture encourages the iteration of ideas to address complex technical challenges. In addition, we embrace individual thinking and creativity. As an example, we encourage our engineers to devote 20% of their time to work on independent projects. Many of our significant new products have come from these independent projects, including Google News, AdSense for content and Orkut.

Despite our rapid growth, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize corporate hierarchy to facilitate meaningful communication among employees at all levels and across departments, and we have developed software to help us in this effort. We believe that considering multiple viewpoints is critical to developing effective solutions, and we attempt to build consensus in making decisions. While teamwork is one of our core values, we also significantly reward individual accomplishments that contribute to our overall success. As we grow, we expect to continue to provide compensation structures that are more similar to those offered by start-ups than established companies. We will focus on very significant rewards for individuals and teams that build amazing things that provide significant value to us and our users.

At December 31, 2004, we had 3,021 employees, consisting of 1,003 in research and development, 1,463 in sales and marketing and 555 in general and administrative. All of Google’s employees, except temporary employees and contractors, are also equityholders, with significant collective employee ownership. As a result, many employees are highly motivated to make the company more successful.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles, and biographies as of March 28, 2005 are set forth below:

Executive Officers:

Name	Age	Position
Eric Schmidt	49	Chairman of the Executive Committee, Chief Executive Officer and Director
Sergey Brin	31	President of Technology, Assistant Secretary and Director
Larry Page	32	President of Products, Assistant Secretary and Director
Omid Kordestani	41	Senior Vice President of Worldwide Sales and Field Operations
Wayne Rosing	58	Senior Vice President of Engineering
David C. Drummond	42	Vice President of Corporate Development, Secretary and General Counsel
George Reyes	50	Vice President and Chief Financial Officer
Jonathan J. Rosenberg	43	Vice President of Product Management
Shona L. Brown	39	Vice President of Business Operations

Eric Schmidt has served as our Chief Executive Officer since July 2001 and served as Chairman of our board of directors from March 2001 to April 2004. In April 2004, Eric was named Chairman of the Executive Committee of our board of directors. Prior to joining us, from April 1997 to November 2001, Eric served as Chairman of the board of Novell, a computer networking company, and, from April 1997 to July 2001, as the Chief Executive Officer of Novell. From 1983 until March 1997, Eric held various positions at Sun Microsystems, a supplier of network computing solutions, including Chief Technology Officer from February 1994 to March 1997 and President of Sun Technology Enterprises from February 1991 until February 1994. Eric is also a director of Siebel Systems. Eric has a Bachelor of Science degree in electrical engineering from Princeton University, and a Masters degree and Ph.D. in computer science from the University of California at Berkeley.

Sergey Brin, one of our founders, has served as a member of our board of directors since our inception in September 1998 and as our President of Technology since July 2001. From September 1998 to July 2001, Sergey served as our President. Sergey holds a Masters degree in computer science from Stanford University, a Bachelor of Science degree with high honors in mathematics and computer science from the University of Maryland at College Park and is currently on leave from the Ph.D. program in computer science at Stanford University.

Larry Page, one of our founders, has served as a member of our board of directors since our inception in September 1998 and as our President of Products since July 2001. From September 1998 to July 2001, Larry served as our Chief Executive Officer and from September 1998 to July 2002 as our Chief Financial Officer. Larry holds a Masters degree in computer science from Stanford University, a Bachelor of Science degree with high honors in engineering, with a concentration in computer engineering, from the University of Michigan and is currently on leave from the Ph.D. program in computer science at Stanford University.

Omid Kordestani has served as our Senior Vice President of Worldwide Sales and Field Operations since May 1999. Prior to joining us, from 1995 to 1999, Omid served as Vice President of Business Development at Netscape, an Internet software and services company. Omid holds a Masters of Business Administration degree from Stanford University and a Bachelor of Science degree in electrical engineering from San Jose State University.

Wayne Rosing has served as our Senior Vice President of Engineering since November 2004, prior to which time Wayne served as our Vice President of Engineering from November 2000 to October 2004. From November 1996 to April 2000, Wayne served as Chief Technology Officer and Vice President of Engineering at Caere Corporation, an optical character recognition software company. From 1985 to 1994, Wayne served in various executive engineering positions at Sun Microsystems. From 1992 to 1994, Wayne headed the team that developed the technology base for Java as the president of FirstPerson, and, from 1990 through 1991, was President of Sun Microsystems Laboratories, both subsidiaries of Sun Microsystems. From 1985 to 1990, Wayne was a Vice President of Engineering at Sun Microsystems and, from 1980 to 1985, he was director of engineering for the Apple Computer Lisa and Apple II divisions. Prior to 1980, he held management positions at Digital Equipment Corporation and Data General.

David C. Drummond has served as our Vice President of Corporate Development, Secretary and General Counsel since February 2002. Prior to joining us, from July 1999 to February 2002, David served as Chief Financial Officer of SmartForce, an educational software applications company. Prior to that, David was a partner at the law firm of Wilson Sonsini Goodrich & Rosati, our outside counsel. David holds a J.D. from Stanford University and a Bachelor of Arts degree in history from Santa Clara University. On July 20, 2004, David was advised by the staff of the Securities and Exchange Commission that it intends to recommend that the Securities and Exchange Commission bring a civil injunction action against David, alleging violation of federal securities laws, including the anti-fraud provisions. The Securities and Exchange Commission’s recommendation arises out of David’s prior employment as Chief Financial Officer of SmartForce, and involves certain disclosure and accounting issues relating to SmartForce’s financial statements. None of the allegations involve Google. The staff of the Securities and Exchange Commission has, in accordance with its customary practices, offered David the opportunity to make a Wells Submission setting forth why David believes that such action should not be brought and David has made this submission.

George Reyes has served as our Chief Financial Officer since July 2002. Prior to joining us, George served as Interim Chief Financial Officer for ONI Systems, a provider of optical networking equipment, from February 2002 until June 2002. From April 1999 to September 2001, George served as Vice President and Treasurer of Sun Microsystems, a supplier of networking computing solutions, and as Vice President, Corporate Controller of

Sun Microsystems from April 1994 to April 1999. George is also a director of BEA Systems, an application infrastructure software company, and Symantec, an information security company. George holds a Masters of Business Administration degree from Santa Clara University and a Bachelor of Arts degree in accounting from the University of South Florida.

Jonathan J. Rosenberg has served as our Vice President of Product Management since February 2002. Prior to joining us, from October 2001 to February 2002, Jonathan served as Vice President of Software of palmOne, a provider of handheld computer and communications solutions. From November 2000 until October 2001, Jonathan was not formally employed. From March 1996 to November 2000, Jonathan held various executive positions at Excite@Home, an Internet media company, most recently as its Senior Vice President of Online Products and Services. Jonathan holds a Masters of Business Administration degree from the University of Chicago and a Bachelor of Arts degree with honors in economics from Claremont McKenna College.

Shona L. Brown has served as our Vice President of Business Operations since September 2003. Prior to joining us, from October 1995 to August 2003, Shona was at McKinsey & Company, a management consulting firm where she had been a partner since December 2000. Shona holds a Ph.D. and Post-Doctorate in industrial engineering and engineering management from Stanford University, a Masters of Arts degree from Oxford University (as a Rhodes Scholar), and a Bachelor of Science degree in computer systems engineering from Carleton University.

ITEM 2.    PROPERTIES

We lease approximately 915,000 square feet of space in our headquarters in Mountain View, California. We also lease additional research and development, sales and support offices in Amsterdam, Atlanta, Bangalore, Boston, Chicago, Dallas, Denver, Detroit, Dublin, Duesseldorf, Frankfurt, Hamburg, Hong Kong, Hyderabad, Irvine, Kirkland, London, Los Angeles, Madrid, Milan, Montreal, Mountain View, Munich, New York, Paris, Rome, Santa Monica, Seattle, Seoul, Shanghai, Stockholm, Sydney, Tokyo, Toronto and Zurich. We operate data centers in the United States and the European Union pursuant to various lease agreements and co-location arrangements.

ITEM 3.    LEGAL PROCEEDINGS

Certain companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or recently have litigated similar issues in other cases in the U.S., France, Germany and Italy. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

From time to time, we may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark matters noted above), labor and employment claims, breach of contract claims, and other matters.

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal 2004.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our Class A common stock has been quoted on The Nasdaq National Market under the symbol “GOOG” since August 19, 2004. Prior to that time, there was no public market for our stock. As of March 28, 2005, there were approximately 2,155 stockholders of record, and the closing price of our common stock was $181.42 per share as reported by The Nasdaq National Market.

The following table sets forth for the indicated periods the high and low sales prices for our Class A common stock on The Nasdaq National Market.

Fiscal Year 2004 Quarters Ended:	High	Low
September 30, 2004	$135.02	$95.96
December 31, 2004	201.60	128.90

Our Class B common stock is neither listed nor publicly traded.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

The following sets forth information regarding unregistered securities sold by us in 2004.

1. In 2004, we issued an aggregate of 263,249 shares of common stock with an aggregate value of $31,450,549 in connection with various mergers and acquisitions during this period. These issuances are described more fully below.

•	In April 2004, we issued 20,867 shares of common stock, which includes 2,141 shares issuable upon exercise of options, with an aggregate value of $1,965,987 to the former shareholders of a privately-held technology corporation in connection with our acquisition of such corporation.

•	In July 2004, we issued 75,985 shares of common stock, which includes 16,018 shares issuable upon exercise of options, with an aggregate value of $6,290,389 to the former shareholders of a privately-held technology corporation in connection with our acquisition of such corporation.

•	In October 2004, we issued 43,400 shares of common stock, with an aggregate value of $5,753,972 to the former shareholders of a privately-held technology corporation in connection with our acquisition of such corporation.

•	In October 2004, we issued 122,997 shares of common stock, which includes 31,129 shares issuable upon exercise of options and 355 shares issuable upon exercise of a warrant, with an aggregate value of $17,440,201 to the former shareholders of a privately-held technology corporation in connection with our acquisition of such corporation.

2. In 2004, we issued to our directors, officers, employees and consultants options to purchase 3,067,840 shares of common stock with an aggregate exercise price of $142,034,260 and have issued 260,998 shares of common stock for an aggregate purchase price of $4,812,855 upon exercise of such options.

3. In 2004, we issued shares of our capital stock to the following investors:

•	In May 2004, we issued to an accredited investor upon exercise of a warrant 7,437,452 shares of Series D Preferred Stock (converted to Class B common stock) for an aggregate purchase price of $21,642,985.

•	In May 2004, we issued to an accredited investor upon exercise of a warrant 100,000 shares of Class B Common Stock for an aggregate purchase price of $234,250.

•	In August 2004, we issued to an accredited investor 2,700,000 shares of Class A common stock for an aggregate purchase price of $229,500,000 based on an assumed price of $85.00 per share in connection with a settlement arrangement.

Except as noted below, the issuance of securities described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates and other instruments issued in such transactions. The sales of these securities were made without general solicitation or advertising.

The option grants and stock issuances described in paragraph 2 above include the issuance of 2,318,570 options and 255,046 shares of our common stock that may not have been exempt from registration or qualification requirements under federal or state securities laws. Consequently, certain of the options we granted and the shares issued upon exercise of these options may have been issued in violation of federal or state securities laws, or both, and may be subject to rescission. On November 30, 2004, we made a rescission offer to all holders of any outstanding options and shares that we believe are subject to rescission, pursuant to which we offered to repurchase these options and shares then outstanding from the holder. At the expiration of our rescission offer on December 30, 2004, none of the holders of such options and shares subject to rescission had accepted our rescission offer.

Use of Proceeds

On August 18, 2004, a registration statement (Registration No. 333 114984) relating to our initial public offering of our Class A common stock was declared effective by the Securities and Exchange Commission. Under this registration statement, we registered 19,605,052 shares of our Class A common stock, and another 2,929,626 shares subject to the underwriters’ over-allotment option. All 22,534,678 shares of Class A common stock registered under the registration statement, including the 2,929,626 shares covered by the over-allotment option, were sold at a price to the public of $85.00 per share. 14,142,135 shares were sold by us and 8,392,543 shares, including the 2,929,626 shares covered by the over-allotment option, were sold by the selling stockholders identified in the registration statement. The offering closed on August 24, 2004. The managing underwriters were Morgan Stanley, Credit Suisse First Boston, Goldman, Sachs & Co., Citigroup, Lehman Brothers, Allen & Company LLC, JPMorgan, UBS Investment Bank, WR Hambrecht+Co and Thomas Weisel Partners LLC.

The offering did not terminate until after the sale of all of the shares registered on the registration statement. The aggregate gross proceeds from the shares of Class A common stock sold by us were $1,202.1 million. The aggregate net proceeds to us from the offering were approximately $1,161.1 million, after deducting an aggregate of $33.7 million in underwriting discounts and commissions paid to the underwriters and an estimated $7.3 million in other expenses incurred in connection with the offering. We invested the net proceeds in investment-grade, interest bearing instruments, pending their use to fund working capital and capital expenditures.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statements of operations data for the years ended December 31, 2002, 2003 and 2004, and the consolidated balance sheet data at December 31, 2003 and 2004, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statements of operations data for the years ended December 31, 2000 and December 31, 2001, and the consolidated balance sheet data at December 31, 2000, 2001 and 2002, are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Fiscal Year Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$19,108	$86,426	$439,508	$1,465,934	$3,189,223
Costs and expenses:
Cost of revenues	6,081	14,228	131,510	625,854	1,457,653
Research and development	10,516	16,500	31,748	91,228	225,632
Sales and marketing	10,385	20,076	43,849	120,328	246,300
General and administrative	4,357	12,275	24,300	56,699	139,700
Stock-based compensation(1)	2,506	12,383	21,635	229,361	278,746
Non-recurring portion of settlement of disputes with Yahoo	—	—	—	—	201,000

Total costs and expenses	33,845	75,462	253,042	1,123,470	2,549,031

Income (loss) from operations	(14,737)	10,964	186,466	342,464	640,192
Interest income (expense) and other, net	47	(896)	(1,551)	4,190	10,042

Income (loss) before income taxes	(14,690)	10,068	184,915	346,654	650,234
Provision for income taxes	—	3,083	85,259	241,006	251,115

Net income (loss)	$(14,690)	$6,985	$99,656	$105,648	$399,119
Net income (loss) per share(2)
Basic	$(0.22)	$0.07	$0.86	$0.77	$2.07

Diluted	$(0.22)	$0.04	$0.45	$0.41	$1.46

Number of shares used in per share calculation(2)
Basic	67,032	94,523	115,242	137,697	193,176

Diluted	67,032	186,776	220,633	256,638	272,781

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the value of options issued to non-employees for services rendered, is allocated as follows:

	Fiscal Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Cost of revenues	$167	$876	$1,065	$8,557	$11,314
Research and development	1,573	4,440	8,746	138,377	169,532
Sales and marketing	514	1,667	4,934	44,607	49,449
General and administrative	252	5,400	6,890	37,820	48,451

	$2,506	$12,383	$21,635	$229,361	$278,746

(2)	See Note 1 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding the computation of per share amounts.

	Fiscal Years Ended December 31,
	2000	2001	2002	2003	2004
	(in thousands)
Consolidated balance sheet data:
Cash, cash equivalents and marketable securities	$19,101	$33,589	$146,331	$334,718	$2,132,297
Total assets	46,872	84,457	286,892	871,458	3,313,351
Total long-term liabilities	7,397	8,044	9,560	33,365	43,927
Redeemable convertible preferred stock warrant	—	—	13,871	13,871	—
Deferred stock-based compensation	(8,457)	(15,833)	(35,401)	(369,668)	(249,470)
Total stockholders’ equity	27,234	50,152	173,953	588,770	2,929,056

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Google’s actual results could differ materially from those discussed below. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Factors That Could Affect Future Results” starting on page 45 of this Form 10-K.

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top Internet destination and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

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

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search, launched in the first quarter of 2002, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ web sites. In the past, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenue. In some cases, we guarantee our Google Network members minimum revenue share payments. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites. Some of our Google Network members separately license our web search technology and pay related licensing fees to us. Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. Agreements with our larger members are individually negotiated. The standard agreements have no stated term and are terminable at will. The negotiated agreements vary in duration. Both the standard agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member a portion of the advertiser fees generated by users clicking on ads on the Google Network member’s web site. The standard agreements have uniform revenue share terms. The non-standard agreements vary as to revenue share terms and are heavily negotiated.

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity and quality of our search results.

•	The number and type of searches initiated at our web sites.

•	The number and type of searches initiated at, as well as the number of visits to and the content of, our Google Network members’ web sites.

•	The advertisers’ return on investment (ad cost per sale or cost per conversion) from advertising campaigns on our web sites or our Google Network members’ web sites compared to other forms of advertising.

•	The number of advertisers and the diversity of items advertised.

•	The total and per click advertising spending budgets of each advertiser.

•	The monetization of (or generation of revenue from) traffic on our web sites and our Google Network members’ web sites.

We believe that the monetization of traffic on our web sites and our Google Network members’ web sites is affected by the following factors:

•	The relevance and quality of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The number and prominence of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The total number of ads displayed on our web sites and on our Google Network members’ web sites.

•	The rate at which our users and users of our Google Network members’ web sites click on advertisements.

•	Our minimum fee per click, which is currently $0.05.

Advertising revenues made up 94%, 97% and 99% of our revenues in 2002, 2003 and 2004. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, although our revenue growth rate increased sequentially in the third and fourth quarters of 2004, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. Consequently, we believe that our sequential quarterly revenue growth rate in the fourth quarter of 2004 will not be sustainable in future periods. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience, and therefore steps we take to improve the relevance of the ads displayed on our web sites, such as removing ads that generate low click-through rates, could negatively affect our near-term advertising revenues.

Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth calendar quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Prior to the second quarter of 2004, these seasonal trends may have been masked by the substantial quarter over quarter growth of Internet traffic focused on commercial transactions and ultimately by the substantial quarter over quarter growth in our revenues. Our seasonality is discussed below in Quarterly Results of Operations.

Our operating margin declined in 2004 compared to 2003 primarily as a result of a $201.0 million non-recurring charge taken in the third quarter of 2004 related to the settlement of disputes with Yahoo. Our operating margin before this charge was greater in 2004 compared to 2003 primarily as a result of a decrease in stock-based compensation as a percentage of revenues. We expect stock-based compensation as a percentage of revenues to decrease further in the first half of 2005 compared to the fourth quarter of 2004. However, we expect stock-based compensation as a percentage of revenues to increase in the second half of 2005, and in at least the near-term thereafter, compared to the first half of 2005, primarily as a result of our adoption of the new stock-based compensation accounting rules beginning in the third quarter of 2005, and our plan to grant substantially more restricted stock units in 2005 as compared to 2004. As a result, our operating margins will be negatively affected. For additional discussion regarding these new stock-based compensation accounting rules, see Effect of a Recent Accounting Pronouncement, included elsewhere in this Form 10-K.

The increase in our operating margin in 2004 compared to 2003 (before the charge related to the settlement of disputes with Yahoo) was partially offset by an increase in traffic acquisition costs as a percentage of revenues. This is because a greater portion of our revenues in 2004 compared to 2003 was from our Google Network members’ web sites rather than from our Google web sites. The operating margin we realize on revenues generated from our AdSense program is significantly lower than that generated from our web sites. This lower operating margin arises because most of the advertiser fees from our AdSense agreements are shared with our Google Network members, leaving only a portion of these fees for us. From the inception of the Google Network in 2002 through the first quarter of 2004, the growth in advertising revenues from our Google Network members’ web sites exceeded that from our web sites. This resulted in an increase in the portion of our revenue from our Google Network members’ web sites compared to our own web sites and had a negative impact on operating margins. However, in the second, third and fourth quarters of 2004, growth in advertising revenues from our web sites exceeded that from our Google Network members’ web sites. We expect that this will continue in the foreseeable future although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

Our operating margin may experience downward pressure in the future as we build the necessary employee and systems infrastructures required to manage our anticipated growth. We expect that the growth rate of our costs and expenses (other than stock-based compensation for at least the first half of 2005) may exceed the growth rate of our revenues during 2005 and beyond. We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand our user, advertiser and Google Network member bases and continue to expand our presence in international markets. This growth has required the continued expansion of our human resources and substantial investments in property and equipment. Our full-time employee headcount has grown from 1,628 at December 31, 2003 to 3,021 at December 31, 2004. Also, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $176.8 million in 2003 to $319.0 million in 2004. We expect to spend over $500 million on property and equipment, including information technology infrastructure, to manage our operations during 2005, however, we may spend less depending on the availability of suitable property and equipment. As a result, our spending between periods may fluctuate significantly. Management of this growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively.

The portion of our revenues derived from international markets has increased. Our international revenues have grown as a percentage of our total revenues from 22% in 2002 to 29% in 2003 to 34% in 2004. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, an increase in our direct sales resources and customer support operations and our continued progress in developing versions of our products tailored for these markets.

Our effective tax rate beginning in the first quarter of 2005, and for the foreseeable future thereafter, is expected to be significantly lower than our effective tax rate of 39% in 2004. This is primarily because proportionately more of our earnings in 2005 compared to 2004 are expected to be recognized by our Irish subsidiary, and such earnings are taxed at a lower statutory tax rate than in the U.S. However, if the proportion of our future earnings recognized by our Irish subsidiary is not at the level we expect, our effective tax rate may not decrease as significantly, if at all. In addition, our provision for income taxes will be significantly reduced in the first quarter of 2005 as a result of disqualifying dispositions that occurred during that period. However, for the foreseeable future thereafter, we do not expect further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur after the first quarter of 2005 related to incentive stock options currently outstanding. Furthermore, we do not expect to grant a significant number of incentive stock options in the foreseeable future. For additional discussion regarding the accounting for disqualifying dispositions on incentive stock options, see Critical Accounting Policies and Estimates included elsewhere in this Form 10-K.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,			Three Months Ended
	2002	2003	2004	September 30, 2004	December 31, 2004
				(unaudited)
Consolidated Statement of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	29.9	42.7	45.7	44.9	44.0
Research and development	7.2	6.2	7.1	7.1	8.5
Sales and marketing	10.0	8.2	7.7	8.1	7.4
General and administrative	5.5	3.9	4.4	5.1	5.0
Stock-based compensation	4.9	15.6	8.7	8.5	5.8
Non-recurring portion of settlement of disputes with Yahoo	—	—	6.3	24.9	—

Total costs and expenses	57.5	76.6	79.9	98.6	70.7

Income from operations	42.5	23.4	20.1	1.4	29.3
Interest income (expense) and other, net	(0.4)	0.2	0.3	0.5	0.7

Income before income taxes	42.1	23.6	20.4	1.9	30.0
Provision (benefit) for income taxes	19.4	16.4	7.9	(4.6)	10.2

Net income	22.7%	7.2%	12.5%	6.5%	19.8%

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Year Ended December 31,			Three Months Ended
	2002	2003	2004	September 30, 2004	December 31, 2004
				(unaudited)
	(in thousands)
Advertising Revenues
Google web sites	$306,978	$792,063	$1,589,032	$411,671	$530,387
Google Network web sites	103,937	628,600	1,554,256	384,285	489,993

Total advertising revenues	410,915	1,420,663	3,143,288	795,956	1,020,380
Licensing and other revenues	28,593	45,271	45,935	9,931	11,121

Revenues	$439,508	$1,465,934	$3,189,223	$805,887	$1,031,501

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Year Ended December 31,			Three Months Ended
	2002	2003	2004	September 30, 2004	December 31, 2004
				(unaudited)
Advertising Revenues
Google web sites	70%	54%	50%	51%	51%
Google Network web sites	24	43	49	48	48

Total advertising revenues	94	97	99	99	99
Google web sites as % of advertising revenues	75	56	51	52	52
Google Network web sites as % of advertising revenues	25	44	49	48	48
Licensing and other revenues	6%	3%	1%	1%	1%

Growth in our revenues from 2003 to 2004 and from 2002 to 2003, resulted primarily from growth in revenues from ads on our Google Network members’ web sites and growth in revenues from ads on our web sites. The advertising revenue growth resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees realized. The increase in the number of paid clicks was due to an increase in the number of Google Network members, an increase in aggregate traffic both on our web sites and those of our Google Network members and improvements in our ability to monetize increased traffic on our web sites.

Growth in our revenues from the three months ended September 30, 2004 to the three months ended December 31, 2004 resulted primarily from growth in revenues from ads on our web sites and growth in revenues from ads on our Google Network members’ web sites. The advertising revenue growth resulted primarily from increases in the total number of paid clicks, rather than from changes in the average fees realized. Our revenues grew by 15.1% from the three month period ended June 30, 2004 to the three month period ended September 30, 2004, but grew by 28.0% from the three month period ended September 30, 2004 to the three month period ended December 31, 2004. The reasons for the increases in the sequential quarter revenue growth rates are described in the following paragraphs.

Growth in advertising revenues from our Google Network members’ web sites from the three months ended September 30, 2004 to the three months ended December 31, 2004 was $105.7 million or 27.5%, compared to $38.1 million or 11.0% from the three months ended June 30, 2004 to the three months ended September 30, 2004. The increase in the growth rate is attributable to growth in the number of page views with ads, and ultimately paid clicks. This growth is primarily attributable to more aggregate ads displayed on the content and search results pages of our Google Network members’ web sites, primarily as a result of the following factors:

•	Our entering into more AdSense for content agreements over the third and fourth quarters compared to the second and third quarters of this year.

•	Our Google Network members realizing more aggregate traffic at their web sites in the fourth quarter compared to the third quarter, substantially as a result of seasonality.

•	Our entering into a significant AdSense for search agreement with AOL Europe in the fourth quarter of 2004.

Although the growth in advertising revenues from our Google Network members’ web sites was nearly as great as that from our web sites from the three months ended September 30, 2004 compared to the three months ended December 31, 2004, we expect this growth to be slower than the growth in revenues from our web sites for the foreseeable future.

Growth in advertising revenues from our web sites from the three months ended September 30, 2004 to the three months ended December 31, 2004 was $118.7 million or 28.8% compared to $68.2 million or 19.9% from the three months ended June 30, 2004 to the three months ended September 30, 2004. The increase in the growth rate for the fourth quarter of 2004 is primarily attributable to growth in the number of paid clicks which is a result of increased traffic, substantially due to seasonality, and improvements in our ability to monetize this increased traffic.

We believe that the increase in the number of paid clicks is the result of the relevance and quality of both the search results and advertisements displayed, which results in more searches, advertisers and Google Network members, and ultimately, more paid clicks. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. Consequently, we believe that our sequential quarterly revenue growth rate in the fourth quarter of 2004 will not be sustainable in future periods.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Year Ended December 31,			Three Months Ended
	2002	2003	2004	September 30, 2004	December 31, 2004
				(unaudited)
United States	78%	71%	66%	65%	65%
International	22%	29%	34%	35%	35%

The growth in international revenues is the result of our efforts to provide search results to international users and deliver more ads from non-U.S. advertisers. We expect that international revenues will continue to grow as a percentage of our total revenues in the future. While international revenues accounted for approximately 29% of our total revenues in 2003 and 34% in 2004, more than half of our user traffic came from outside the U.S. See Note 13 of Notes to Consolidated Financial Statements included as part of this Form 10-K for additional information about geographic areas.

Costs and Expenses

Cost of Revenues. Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members. These amounts are primarily based on revenue share arrangements under which we pay our Google Network members most of the fees we receive from our advertisers whose ads we place on those Google Network member sites. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to our Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site. In addition, concurrent with the commencement of a small number of AdSense agreements, we have purchased certain items from, or provided other consideration to, our Google Network members. These amounts are amortized on a straight-line basis over the related term of the agreement.

The following table presents our traffic acquisition costs (in millions), traffic acquisition costs as a percentage of advertising revenues from Google Network web sites and traffic acquisition costs as a percentage of advertising revenues, for the periods presented.

	Year Ended December 31,			Three Months Ended
	2002	2003	2004	September 30, 2004	December 31, 2004
	(unaudited)			(unaudited)
Traffic acquisition costs	$94.5	$526.5	$1,228.7	$302.9	$377.7
Traffic acquisition costs as a percentage of advertising revenues from Google Network web sites	91%	84%	79%	79%	77%
Traffic acquisition costs as a percentage of advertising revenues	23%	37%	39%	38%	37%

In addition, cost of revenues consists of the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees related to processing customer transactions, as well as amortization of expenses related to purchased and licensed technologies.

Cost of revenues increased by $91.7 million to $453.8 million (or 44.0% of revenues) in the three months ended December 31, 2004, from $362.1 million (or 44.9% of revenues) in the three months ended September 30, 2004. This increase in dollars was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $74.8 million and an increase in data center costs of $7.6 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods.

Traffic acquisition costs decreased as a percentage of advertising revenues from Google Network web sites in the three months ended December 31, 2004 compared to the prior quarter primarily because more of these revenues came from members with whom we generally have lower revenue share obligations. Also, the aggregate dollar amount by which guaranteed revenue share and other payments to Google Network members exceeded the fees we received from advertisers under certain AdSense agreements was less in the three months ended December 31, 2004 compared to the three months ended September 30, 2004. Traffic acquisition costs also decreased as a percentage of advertising revenues in the three months ended December 31, 2004, primarily because of the reasons noted above and because a slightly smaller proportion of advertising revenues came from ads on our Google Network members’ web sites compared to our web sites.

Cost of revenues increased by $831.8 million to $1,457.7 million (or 45.7% of revenues) in 2004, from $625.9 million (or 42.7% of revenues) in 2003. The increase in dollars was primarily the result of an increase in traffic acquisition costs of $702.1 million, as well as an increase in data center costs of $88.7 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods and other data center costs required to manage more Internet traffic, advertising transactions and new products and services. In addition, there was an increase in credit card and other transaction processing fees of $26.0 million resulting from more advertiser fees generated through AdWords. The increase in cost of revenues as a percentage of revenues, as well as traffic acquisition costs as a percentage of advertising revenues, was primarily the result of proportionately greater revenues from our Google Network members’ web sites compared to our web sites.

Cost of revenues increased by $494.4 million to $625.9 million (or 42.7% of revenues) in 2003, from $131.5 million (or 29.9% of revenues) in 2002. This increase was primarily the result of increased traffic acquisition costs and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. Traffic acquisition costs increased $432.0 million due to an increase in the number of paid clicks on our Google Network members’ web sites. There was an increase in data center costs of $39.9 million primarily resulting from depreciation of additional information technology assets purchased in current and prior periods. In addition, there was an increase of $15.7 million in credit card and other transaction processing fees and an increase of $4.9 million related to amortization of developed technology resulting from acquisitions in 2003.

We expect cost of revenues to continue to increase in dollars in 2005 compared to 2004, primarily as a result of forecasted increases in traffic acquisition costs, and in our data center costs required to manage increased traffic, advertising transactions and new products and services. Traffic acquisition costs as a percentage of advertising revenues are expected to decrease because we believe revenue growth from our Google Network members’ web sites will be less than that from our web sites for the foreseeable future. In addition, traffic acquisition costs as a percentage of advertising revenues will experience downward pressure in the future to the extent we enter into proportionately more AdSense arrangements with members to whom we generally have lower revenue share obligations. However, this trend may be offset in the future to the extent competition for arrangements with web sites that are existing and potential Google Network members increases, which would likely result in less favorable revenue share arrangements.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased by $30.0 million to $87.4 million (or 8.5% of revenues) in the three months ended December 31, 2004, from $57.4 million (or 7.1% of revenues) in the three months ended September 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $15.3 million, primarily as a result of a 16% and 42% increase in research and development headcount from September 30, 2004 and June 30, 2004 to December 31, 2004. In addition, depreciation and related expenses increased by $3.3 million primarily as a result of additional information technology assets purchased over the six months ended December 31, 2004. We also recognized $10.4 million of in-process research and development expenses as a result of acquisitions in the three months ended December 31, 2004 and none in the three months ended September 30, 2004. Note 4 of Notes to Consolidated Financial Statements included as part of this Form 10-K describes further purchased in-process research and development expenses and other acquisitions.

Research and development expenses increased by $134.4 million to $225.6 million (or 7.1% of revenues) in 2004, from $91.2 million (or 6.2% of revenues) in 2003. This increase was primarily due to an increase in labor and facilities related costs of $98.7 million as a result of a 106% increase in research and development headcount. In addition, depreciation and related expenses increased by $28.2 million primarily as a result of increasing dollar amounts of information technology assets purchased during 2003 and 2004.

Research and development expenses increased by $59.5 million to $91.2 million (or 6.2% of revenues) in 2003, from $31.7 million (or 7.2% of revenues) in 2002. This increase in dollars was primarily due to an increase in labor and facilities related costs of $34.3 million as a result of a 101% increase in research and development headcount. In addition, we recognized $11.6 million of in-process research and development expenses during 2003 as a result of an acquisition.

We anticipate that research and development expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2005 and future periods because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $10.6 million to $76.1 million (or 7.4% of revenues) in the three months ended December 31, 2004, from $65.5 million (or 8.1% of revenues) in the three months ended September 30, 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $10.9 million mostly as a result of an 11% and 28% increase in sales and marketing headcount from September 30, 2004 and June 30, 2004 to December 31, 2004, partially offset by a decrease in promotional expenditures. The increase in sales and marketing personnel was a result of our on-going efforts to secure new, and to provide support to our existing users, advertisers and Google Network members, on a worldwide basis.

Sales and marketing expenses increased $126.0 million to $246.3 million (or 7.7% of revenues) in 2004, from $120.3 million (or 8.2% of revenues) in 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $91.8 million mostly as a result of a 74% increase in sales and marketing headcount. In addition, advertising and promotional expenses increased $17.3 million and travel-related expenses increased $3.3 million. The increase in sales and marketing personnel and advertising, promotional and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis. For instance, we have hired personnel to help our advertisers maximize their return on investment through the selection of appropriate keywords and have promoted the distribution of the Google Toolbar to Internet users in order to make our search services easier to access.

Sales and marketing expenses increased $76.5 million to $120.3 million (or 8.2% of revenues) in 2003, from $43.8 million (or 10.0% of revenues) in 2002. This increase in dollars was primarily due to an increase in labor and facilities related costs of $54.4 million mostly as a result of a 149% increase in sales and marketing headcount. In addition, advertising and promotional expenses increased $12.9 million and travel related expenses increased $3.2 million, primarily in the second half of 2003.

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2005 and future periods as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to add support personnel to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel and increase promotional and advertising expenditures to support our worldwide expansion.

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

General and administrative expenses increased $11.1 million to $51.8 million (or 5.0% of revenues) in the three months ended December 31, 2004, from $40.8 million (or 5.1% of revenues) in the three months ended September 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $6.6 million, primarily as a result of a 15% and 24% increase in headcount from September 30, 2004 and June 30, 2004 to December 31, 2004, and an increase in professional services fees of $4.4 million. The additional personnel and professional services fees are primarily the result of our on-going efforts to build the legal, finance, human resources, recruiting and information technology functions required of a growing public company.

General and administrative expenses increased $83.0 million to $139.7 million (or 4.4% of revenues) in 2004, from $56.7 million (or 3.9% of revenues) in 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $43.1 million, primarily as a result of an 85% increase in headcount, an increase in professional services fees of $25.4 million, an increase in depreciation and related expenses of $7.9 million and an increase in the amortization of intangibles of $4.7 million. The additional personnel, professional services fees and depreciation and related expenses are the result of the growth of our business.

General and administrative expenses increased $32.4 million to $56.7 million (or 3.9% of revenues) in 2003, from $24.3 million (or 5.5% of revenues) in 2002. This increase in dollars was primarily due to an increase in labor and facilities related costs of $16.7 million, primarily as a result of a 194% increase in headcount, and an increase in professional services fees of $10.0 million, primarily in the second half of 2003.

As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2005 and in future periods. In addition, contributions we make to charitable and other organizations are expected to increase in dollar amount and as a percentage of revenues in 2005 compared to 2004.

Stock-Based Compensation. Prior to the date of our initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we have applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options. We recorded the difference between the exercise price of an option awarded to an employee and the reassessed value of the underlying shares on the date of grant as deferred stock-based compensation. The determination of the reassessed value of stock underlying options is discussed in detail below in Critical Accounting Policies and Estimates—Stock-Based Compensation, included elsewhere in this Form 10-K. We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods, generally four or five years. After the initial public offering, options have been generally granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant and, accordingly, little or no related stock-based compensation will be recognized under the current accounting rules. Also, in the fourth quarter of 2004, we granted restricted stock units to certain employees. In addition, in the past we have awarded options to non-employees to purchase our common stock. Stock-based compensation related to non-employees is measured on a fair-value basis using the Black-Scholes valuation model as the options are earned.

Stock-based compensation decreased $8.5 million to $59.5 million (or 5.8% of revenues) in the three months ended December 31, 2004 from $68.0 million (or 8.5% of revenues) in the three months ended September 30, 2004. The decrease in dollars was due to less amortization of deferred stock-based compensation amounts from prior periods recognized in the three months ended December 31, 2004 compared to the three months ended September 30, 2004. This decrease was primarily due to options that we granted after the initial public offering at exercise prices generally equal to the fair market value of the underlying stock on the date of grant. As a result, these options were granted with little or no intrinsic value and, accordingly, no related stock-based compensation will be recognized under the current accounting rules. In addition, we granted fewer options and with less aggregate intrinsic value in 2004 prior to the initial public offering compared to 2003. This decrease in dollars was partially offset by $1.7 million of stock-based compensation that we recognized in the three months ended December 31, 2004 related to $12.0 million of restricted stock units granted in that quarter. These restricted stock units will be recognized as stock-based compensation on an accelerated basis over the related vesting period of four years.

Stock-based compensation increased $49.3 million to $278.7 million (or 8.7% of revenues) in 2004 from $229.4 million (or 15.6% of revenues) in 2003. The increase in dollars was primarily driven by the generally larger differences between the exercise prices and the reassessed values of the underlying common stock on the dates of grant, partially offset by a decrease in the level of stock option grants, in recent periods prior to our initial public offering. This increase was also partially offset by a decrease of $6.9 million to $3.9 million of stock-based compensation recognized in 2004 related to the modification of terms of former employees’ stock option agreements.

Stock-based compensation increased $207.8 million to $229.4 million (or 15.6% of revenues) in 2003 from $21.6 million (or 4.9% of revenues) in 2002. The increase was primarily driven by the larger differences between the exercise prices and the reassessed values of the underlying common stock on the dates of grant and, to a lesser extent, an increase in the level of stock option grants in 2003.

We expect stock-based compensation to be $145.8 million in 2005, $70.5 million in 2006, $25.9 million in 2007, $5.6 million in 2008, $1.3 million in 2009 and $0.4 million thereafter, related to deferred stock-based compensation on our balance sheet at December 31, 2004. These amounts do not include stock-based compensation related to:

•	restricted stock or restricted stock units that may or will be granted to employees subsequent to December 31, 2004 (we expect restricted stock units of significantly greater dollar value on the date of grant to be issued to our employees in 2005 and future periods compared to the $12.0 of restricted stock units issued in 2004).

•	the effect of changes to the stock-based accounting rules as set forth under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which we will adopt beginning July 1, 2005 (for additional discussion regarding the expected effect of this pronouncement, see Effect of a Recent Accounting Pronouncement included elsewhere in this Form 10-K).

•	options granted to non-employees.

•	options that may be granted to employees and directors subsequent to December 31, 2004 at exercise prices less than the fair market value on the date of grant. These amounts also assume the continued employment throughout the referenced periods of the recipient of the options that gave rise to the deferred stock-based compensation.

At December 31, 2004, there were 302,950 unvested options held by nonemployees with a weighted-average exercise price of $0.52 and a weighted-average 36 months remaining vesting period. These options generally vest on a monthly and ratable basis. Depending on the fair market value of these options on their vesting dates, the related charge could be significant during 2005 and subsequent periods. We recognized $15.0 million of stock-based compensation related to these options that vest over time in 2004. No options that vest over time were granted to non-employees in 2004.

See Note 1 of Notes to Consolidated Financial Statements, as well as Critical Accounting Policies and Estimates and Effect of a Recent Accounting Pronouncement, included elsewhere in this Form 10-K for additional information about stock-based compensation.

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

We incurred a non-recurring non-cash charge of $201.0 million in the third quarter of 2004 related to this settlement. The non-cash charge included among other items, the value of shares associated with the settlement of the warrant dispute. See Note 5 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information about the settlement of disputes with Yahoo.

Interest Income (Expense) and Other, Net

Interest income (expense) and other of $7.4 million in the three months ended December 31, 2004 was primarily the result of $9.2 million of interest income earned on our significant larger cash, cash equivalents and marketable securities balances. In addition, we recognized $1.9 million of other income, related to grants received from a foreign jurisdiction as a result of us creating new employment in that country. These income sources were partially offset by approximately $3.3 million of net foreign exchange losses that resulted from (i) the forward contracts that we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. These income sources were also offset by approximately $200,000 of realized losses on sales of marketable securities and approximately $200,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Interest income (expense) and other of $10.0 million in 2004 was primarily the result of approximately $16.0 million of interest income earned on our significantly larger average cash, cash equivalents and marketable securities balances and $1.9 million of other income, related to grants received from a foreign jurisdiction as a result of us creating new employment in that country. These income sources were partially offset by approximately $6.7 million of net foreign exchange losses that resulted from (i) the forward contracts that we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. These income sources were also offset by approximately $300,000 of realized losses on sales of marketable securities and approximately $900,000 of interest expense incurred on equipment loans and leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Interest income (expense) and other of $4.2 million in 2003 was primarily the result of $2.7 million of interest income earned on cash, cash equivalents and marketable securities balances, and $2.1 million of net foreign exchange gains from net receivables denominated in currencies other than U.S. dollars as a result of generally strengthening foreign currencies against the U.S. dollar throughout 2003. In addition, we recognized $1.4 million of other income in 2003, primarily related to a gain recorded for certain upfront fees paid by advertisers whose ads were not delivered during the related contract periods. These income sources were partially offset by $1.9 million of interest expense incurred on equipment loans and leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Provision for Income Taxes

Our provision for income taxes increased to $251.1 million in 2004 from $241.0 million in 2003. However, our effective tax rate, or our provision for income taxes as a percentage of our income before income taxes, decreased to 39% in 2004 from 70% in 2003. This decrease is primarily a result of reductions to our provision for income taxes after our initial public offering in August 2004 related to certain stock-based compensation and disqualifying dispositions on incentive stock options. After our initial public offering and through the end of the year, we reduced our provision for income taxes by $23.0 million and $70.0 million as a result of stock-based compensation recognized during and prior to this period related to unexercised non-qualified stock options. In addition, we reduced our provision for income taxes by $42.2 million as a result of disqualifying dispositions that occurred after our initial public offering related to cumulative stock-based compensation recognized for all of our incentive stock options. No reductions were made to our provision for income taxes in 2003 related to stock-based compensation. Without these reductions in 2004, our provision for income taxes would have been increased by approximately $135.2 million, which would have increased our effective tax rate by 20%. The difference between this increased tax rate in 2004 and the actual rate of 70% in 2003 is primarily a result of less stock-based compensation as a percentage of income before income taxes in 2004 compared to 2003.

Our effective tax rate beginning in the first quarter of 2005, and for the foreseeable future thereafter, is expected to be significantly lower than our effective tax rate of 39% in 2004. This is primarily because proportionately more of our earnings in 2005 compared to 2004 are expected to be recognized by our Irish subsidiary, and such earnings are taxed at a lower statutory tax rate (12.5%) than in the U.S. (35.0%). However, if future earnings recognized by our Irish subsidiary are not as proportionately great as we expect, our effective tax rate may not decrease as significantly, if at all. In addition, our provision for income taxes will be significantly reduced in the first quarter of 2005 as a result of disqualifying dispositions that occurred during that period. However, for the foreseeable future thereafter, we do not expect further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur after the first quarter of 2005 related to incentive stock options currently outstanding. Furthermore, we do not expect to grant a significant number of incentive stock options in the foreseeable future. For additional discussion regarding the accounting for disqualifying dispositions on incentive stock options, see Critical Accounting Policies and Estimates included elsewhere in this Form 10 K.

Our provision for income taxes increased to $241.0 million or an effective tax rate of 70% during 2003, from $85.3 million or an effective tax rate of 46% during 2002. The increase in our provision for income taxes primarily resulted from an increase in Federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate is higher than the statutory rate because, in arriving at income before income taxes, we include in our costs and expenses significant non-cash expenses related to stock-based compensation, which are recognized for financial reporting purposes, but did not reduce our provision for income taxes during these years. The increase in our effective tax rates in 2003 was primarily the result of an increase in stock-based compensation amounts.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 12 of Notes to Consolidated Financial Statements included in this Form 10-K.

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 2004. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth calendar quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Prior to the second quarter of 2004, these seasonal trends may have been masked by the substantial quarter over quarter growth of Internet traffic focused on commercial transactions and ultimately by the substantial quarter over quarter growth in our revenues.

	Quarter Ended
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(in thousands, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues	$248,618	$311,199	$393,942	$512,175	$651,623	$700,212	$805,887	$1,031,501
Costs and expenses:
Cost of revenues	87,195	117,401	170,390	250,868	315,398	326,377	362,099	453,779
Research and development (1)	12,505	17,492	32,774	28,457	35,019	45,762	57,409	87,442
Sales and marketing	17,767	24,822	36,575	41,164	47,904	56,777	65,512	76,107
General and administrative	10,027	12,535	13,853	20,284	21,506	25,577	40,774	51,843
Stock-based compensation (2)	36,418	34,165	73,794	84,984	76,473	74,761	67,981	59,531
Non-recurring portion of settlement of disputes with Yahoo	—	—	—	—	—	—	201,000	—

Total costs and expenses	163,912	206,415	327,386	425,757	496,300	529,254	794,775	728,702

Income from operations	84,706	104,784	66,556	86,418	155,323	170,958	11,112	302,799
Interest income, expense and other, net	(47)	766	464	3,007	300	(1,498)	3,866	7,374

Income before income taxes	84,659	105,550	67,020	89,425	155,623	169,460	14,978	310,173
Provision (benefit) for income taxes	58,859	73,382	46,594	62,171	91,650	90,397	(37,005)	106,073

Net income	$25,800	$32,168	$20,426	$27,254	$63,973	$79,063	$51,983	$204,100

Net income per share:
Basic	$0.20	$0.24	$0.14	$0.19	$0.42	$0.51	$0.25	$0.78

Diluted	$0.10	$0.12	$0.08	$0.10	$0.24	$0.30	$0.19	$0.71

(1)	The results for the quarters ended September 30, 2003 and December 31, 2004 include $11.6 million and $10.4 million of in-process research and development expense related to acquisitions.
(2)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the reassessed values of options issued to non-employees for services rendered, is allocated in the table that follows. Stock-based compensation in any quarter is affected by the number of grants in the current and prior quarters, and the difference between the values of the underlying stock determined by the board of directors on the date of grant and the reassessed values used for financial accounting purposes for stock options granted prior to the date of our initial public offering. After the initial public offering, options have been granted at exercise prices equal to the fair market value of the underlying stock on the date of grant. The use of the accelerated basis of amortization results in significantly greater stock-based compensation in the first year of vesting compared to subsequent years.

	Quarter Ended
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
	(in thousands, except per share amounts)
	(unaudited)
Cost of revenues	$1,452	$1,361	$3,008	$2,736	$5,076	$2,546	$1,996	$1,696
Research and development	19,423	18,814	43,878	56,262	46,265	45,836	42,120	35,310
Sales and marketing	7,618	7,093	15,819	14,077	14,146	13,431	11,580	10,292
General and administrative	7,925	6,897	11,089	11,909	10,986	12,948	12,285	12,233

	$36,418	$34,165	$73,794	$84,984	$76,473	$74,761	$67,981	$59,531

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2004.

	Quarter Ended
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
As Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	35.1	37.7	43.3	49.0	48.4	46.6	44.9	44.0
Research and development (1)	5.0	5.6	8.3	5.5	5.4	6.5	7.1	8.5
Sales and marketing	7.2	8.0	9.3	8.0	7.4	8.1	8.1	7.4
General and administrative	4.0	4.0	3.5	4.0	3.3	3.7	5.1	5.0
Stock-based compensation (2)	14.6	11.0	18.7	16.6	11.7	10.7	8.5	5.8
Non-recurring portion of settlement of disputes with Yahoo	—	—	—	—	—	—	24.9	—

Total costs and expenses	65.9	66.3	83.1	83.1	76.2	75.6	98.6	70.7

Income from operations	34.1	33.7	16.9	16.9	23.8	24.4	1.4	29.3
Interest income, expense and other, net	(0.0)	0.2	0.1	0.6	0.1	(0.2)	0.5	0.7

Income before income taxes	34.1	33.9	17.0	17.5	23.9	24.2	1.9	30.0

Net income	10.4%	10.3%	5.2%	5.3%	9.8%	11.3%	6.5%	19.8%

(1)	The results for the quarters ended September 30, 2003 and December 31, 2004 include $11.6 million and $10.4 million of in-process research and development expense related to acquisitions.
(2)	Stock-based compensation, consisting of amortization of deferred stock-based compensation and the reassessed values of options issued to non-employees for services rendered, is allocated in the table that follows. Stock-based compensation in any quarter is affected by the number of grants in the current and prior quarters, and the difference between the values of the underlying stocks determined by the board of directors on the date of grant and the reassessed values used for financial accounting purposes for stock options granted prior to the date of our initial public offering. After the initial public offering, options have been granted at exercise prices equal to the fair market value of the underlying stock on the date of the grant. The use of the accelerated basis of amortization results in significantly greater stock-based compensation in the first year of vesting compared to subsequent years.

	Quarter Ended
	Mar 31, 2003	Jun 30, 2003	Sep 30, 2003	Dec 31, 2003	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004
Cost of revenues	0.6%	0.4%	0.8%	0.5%	0.8%	0.4%	0.3%	0.2%
Research and development	7.8	6.1	11.1	11.0	7.1	6.5	5.2	3.4
Sales and marketing	3.0	2.3	4.0	2.8	2.1	1.9	1.5	1.0
General and administrative	3.2	2.2	2.8	2.3	1.7	1.9	1.5	1.2

	14.6%	11.0%	18.7%	16.6%	11.7%	10.7%	8.5%	5.8%

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Net cash provided by operating activities	$155,265	395,445	$977,044
Net cash used in investing activities	(109,717)	(313,954)	(1,901,356)
Net cash provided by (used in) financing activities	(5,473)	8,090	1,194,618

As a result of the completion of our initial public offering in August 2004, we raised $1,161.1 million of net proceeds. At December 31, 2004, we had $2,132.3 million of cash, cash equivalents and marketable securities, compared to $334.7 million and $146.3 million at December 31, 2003 and 2002 respectively. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of U.S. corporations, municipalities in the U.S. and the U.S. government and its agencies. Note 2 of Notes to Consolidated Financial Statements included as part of this Form 10 K describes further the composition of our marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2004 and December 31, 2003, we had unused letters of credit for approximately $14.4 million and $12.2 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities in 2004 primarily consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, tax benefits from exercise of warrants and other item, the non-recurring portion of our settlement of disputes with Yahoo and the effect of changes in working capital and other activities. Cash provided by operating activities in 2004 was $977.0 million and consisted of net income of $399.1 million, adjustments for non-cash items of $831.1 million and offset by $253.2 million used in working capital and other activities. Adjustments for non-cash items primarily included $278.7 million of stock-based compensation, $191.6 million of tax benefits from exercise of warrants and other, which contributed to a net increase in income taxes receivable on our balance sheet and which lowered the amount of income taxes we paid in 2004, and $201.0 million related to the non-recurring portion of the settlement of disputes with Yahoo. Working capital activities primarily consisted of a net increase in income taxes receivable and deferred income taxes of $125.2 million primarily due to tax benefits resulting from the exercises of warrants, certain stock-based compensation charges and disqualifying dispositions on incentive stock options. In addition, working capital activities consisted of an increase of $156.9 million in accounts receivable due to the growth in fees billed to our advertisers.

Cash provided by operating activities in 2003 was $395.4 million and consisted of net income of $105.6 million, adjustments for non-cash items of $296.0 million and $6.2 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase of $90.4 million in accounts receivable due to the growth in fees billed our advertisers and an increase of $58.9 million in prepaid revenue share, expenses and other assets, due primarily to an increase of $35.5 million related to prepaid revenue share, as a result of several significant prepayments made in the fourth quarter of 2003, as well as an increase of $11.0 million of restricted cash relating to our operating leases. This was partially offset by an increase of $74.6 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members and an increase of $31.1 million in accrued expenses and other liabilities primarily due to an increase in annual bonuses as a result of the growth in the number of employees. These bonuses were paid in the first quarter of 2004.

Cash provided by operating activities in 2002 was $155.3 million and consisted of net income of $99.7 million, adjustments for non-cash items of $50.6 million and $5.0 million provided by working capital and other activities.

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

In addition, new accounting rules will require that cash benefits resulting from the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements be included as part of cash flows from financing activities rather than from operating activities. This change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of these new rules. See Effect of a Recent Accounting Pronouncement included elsewhere in this Form 10 K.

Cash used in investing activities in 2004 of $1,901.4 million was attributable to net purchases of marketable securities of $1,523.5 million, capital expenditures of $319.0 million and cash consideration used in acquisitions and other investments of $58.9 million. Cash used in investing activities in 2003 of $314.0 million was attributable to capital expenditures of $176.8 million, net purchases of marketable securities of $97.2 million and net cash consideration used in acquisitions of $40.0 million. Cash used in investing activities in 2002 of $109.7 million was primarily attributable to net purchases of marketable securities of $72.6 million and capital expenditures of $37.2 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in Internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure. We expect to spend over $500 million on property and equipment, including information technology infrastructure comprised primarily of production servers and network equipment, to manage and grow our operations during 2005.

In addition, cash expenditures for acquisitions and other investments in 2005 may exceed those incurred in 2004. Through these acquisitions and investments, we acquire engineering teams and technologies that we believe will help us expand and grow our business.

Cash provided by financing activities in 2004 of $1,194.6 million was due primarily to net proceeds from the initial public offering of $1,161.1 million. Costs related to our initial public offering were approximately $41.0 million. Cash provided by financing activities in 2003 of $8.1 million was due to proceeds from the issuance of common stock pursuant to stock option exercises of $15.5 million, net of repurchases, offset by repayment of equipment loan and lease obligations of $7.4 million. Cash used in financing activities in 2002 of $5.5 million was due to repayment of equipment loan and capital lease obligations of $7.7 million, partially offset by proceeds from the issuance of common stock pursuant to stock option exercises of $2.3 million, net of repurchases.

Contractual Obligations

	Payments due by period
	Total	Less than 12 months	13-48 months	49-60 months	More than 60 months
	(in millions)
	(unaudited)
Guaranteed minimum revenue share payments	$462.9	$230.0	$232.9	$—	$—
Capital lease obligations	2.0	2.0	—	—	—
Operating lease obligations	235.8	21.3	86.6	56.7	71.2
Purchase obligations	70.5	17.9	47.4	5.2	—
Other long-term liabilities reflected on our balance sheet under GAAP	24.8	7.7	8.9	2.2	6.0

Total contractual obligations	$796.0	$278.9	$375.8	$64.1	$77.2

Guaranteed Minimum Revenue Share Payments

In connection with our AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum revenue share payments to a small number of our Google Network members over the term of the respective contracts. Under our contracts, these guaranteed payments can vary based on our Google Network members achieving defined performance terms, such as number of advertisements displayed or search queries. In some cases, certain guaranteed amounts will be adjusted downward if our Google Network members do not meet their performance terms and, in some cases, these amounts will be adjusted upward if they exceed their performance terms. The amounts included in the table above assume that the historical upward performance adjustments with respect to each contract will continue, but do not make a similar assumption with respect to downward adjustments. We believe these amounts best represent a reasonable estimate of the future minimum guaranteed payments. Actual guaranteed payments may differ from the estimates presented above. To date, total advertiser fees generated under these AdSense agreements have exceeded the total guaranteed minimum revenue share payments. Five of our Google Network members account for approximately 85% of the total future guaranteed minimum revenue share payments and 10 of our Google Network members account for 96% of these payments. At December 31, 2004, our aggregate outstanding non-cancelable minimum guarantee commitments totaled $462.9 million and these commitments are expected to be settled through 2007.

In addition, in connection with some other AdSense agreements, we have agreed to make an aggregate of $7.7 million of minimum revenue share payments through 2006. This amount is not included in the above table since we generally have the right to cancel these agreements at any time. Because we sometimes cancel agreements that perform poorly, we do not expect to make all of these minimum revenue share payments.

Capital Lease Obligations

At December 31, 2004, we had capital lease obligations of $2.0 million (comprised of $1.9 million of principal and approximately $100,000 of interest) related to several of our equipment leases. These amounts will come due under the terms of the arrangements at various dates through October 2005.

Operating Leases

During 2003, we entered into a nine-year sublease for our headquarters in Mountain View, California. According to the terms of the sublease, we will begin making payments in April 2005 and payments will increase at 3% per annum thereafter. We recognize rent expense on our operating leases on a straight-line basis as of the commencement of the lease. The lease terminates on December 31, 2012; however, we may exercise two five- year renewal options at our discretion. We have an option to purchase the property for approximately $172.4 million, which is exercisable in 2006

In addition, we have entered into various other non-cancelable operating lease agreements for our offices and certain of our data centers throughout the U.S. and internationally with original lease periods expiring between 2005 and 2016. We recognize rent expense on our operating leases on a straight-line basis at the commencement of the lease. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

Purchase Obligations

Purchase obligations in the above table represent non-cancelable contractual obligations at December 31, 2004. In addition, we had $32.7 million of open purchase orders for which we have not received the related services or goods at December 31, 2004. This amount is not included in the above table since we have the right to cancel the purchase orders upon 10 days notice prior to the date of delivery. The majority of our purchase obligations are related to data center operations. These non-cancelable contractual obligations and open purchase orders amounts do not include payments we may be obligated to make to vendors upon their attainment of milestones under the related agreements.

Off-Balance Sheet Entities

At December 31, 2004 and 2003, we were not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, having a significant effect on the financial statements.

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

Stock-Based Compensation

Accounting for Stock-Based Awards to Employees

Prior to the initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we have applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options. After the initial public offering, we have granted options at exercise prices equal to the fair market value of the underlying stock on the date of option grant. There are two measures of value of our common stock that were relevant to our accounting for equity compensation relating to our compensatory equity grants prior to our initial public offering:

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

We recorded deferred stock-based compensation to the extent that the reassessed value of the stock at the date of grant exceeded the exercise price of the option. The reassessed values for accounting purposes were determined based on a number of factors and methodologies. One of the significant methods we used to determine the reassessed values for the shares underlying options is through a comparison of price multiples of our historical and forecasted earnings to certain public companies involved in the same or similar lines of business. The market capitalizations of these companies increased significantly from January 2003 through July 2004 which contributed significantly to the increase in the reassessed values of our shares. We also considered our financial performance and growth, primarily since January 2003. Our revenue and earnings growth rates contributed significantly to the increase in the reassessed values of our shares. The reassessed values of our shares increased more significantly in dollar and percentage terms in earlier periods compared to later ones which are reflective of the related revenue and earnings growth rates. We also retained third party advisors to provide two contemporaneous valuation analyses since January 2003 and used this information to support our own valuation analyses. Please note that these reassessed values are inherently uncertain and highly subjective. If we had made different assumptions, our deferred stock-based compensation amount, stock-based compensation expense, in-

process research and development expense, net income, net income per share and recorded goodwill amounts could have been significantly different.

The table below shows the computation of deferred stock-based compensation amounts arising from restricted shares, restricted stock units and unvested stock options granted to employees for each of the three month and annual periods set forth below:

	Three Months Ended					Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	2003 Total	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	2004 Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Options granted to employees	10,262,100	1,431,552	5,785,185	1,281,895	18,760,732	1,004,780	965,520	635,371	50,904	2,656,575
Weighted average exercise price	$0.49	$3.30	$5.17	$9.62		$16.27	$38.43	$77.86	$83.45
Weighted average reassessed or fair market value of underlying stock	$13.09	$33.99	$52.33	$75.05		$88.13	$97.03	$85.00	$144.11
Weighted average reassessed or contemporaneously determined deferred stock-based compensation per option	$12.60	$30.69	$47.16	$65.43		$71.86	$58.60	$7.14	$60.66
Deferred stock-based compensation related to options (in millions)	$129.3	$43.9	$272.8	$83.9	$529.9	$72.2	$56.6	$4.5	$3.1	$136.4
Restricted shares granted to employees	—	120,000	114,999	—	234,999	—	16,175	—	—	16,175
Weighted average reassessed value of restricted shares	$—	$25.96	$66.41	$—		$—	$95.09	$—	$—
Deferred stock-based compensation related to restricted shares (in millions)	$—	$3.1	$7.6	$—	$10.7	$—	$1.5	$—	$—	$1.5
Deferred stock-based compensation related to restricted stock units (in millions)	$—	$—	$—	$—		$—	$—	$—	$12.0	$12.0
Deferred stock-based compensation related to option modifications (in millions)	$—	$—	$—	$10.8	$10.8	$3.9	$—	$—	$—	$3.9

Total deferred stock-based compensation (in millions)	$129.3	$47.0	$280.4	$94.7	$551.4	$76.1	$58.1	$4.5	$15.1	$153.8

The above table does not include options granted at exercise prices equal to the fair market value of the underlying stock at the time of, and subsequent to, the initial public offering. Also, it does not include options granted at exercise prices in excess of the reassessed values of the underlying stock prior to the initial public offering. These options were granted with no intrinsic value and, accordingly, no deferred stock-based compensation has been recorded. Also, the above table does not include restricted shares that were issued in connection with certain business acquisitions nor does it include shares that were fully vested at date of grant.

We have accounted for stock options issued to our employees and directors using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The alternative is the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. If we had used the fair value method, our net income would have been reduced by approximately $2.4 million and $14.8 million in 2003 and 2004. These amounts are substantially less than the differences the separate application of each of these two methods would have on net income in future periods. This is primarily because the differences between the fair values of options granted prior to our initial public offering determined using the Black Scholes method and the related reassessed intrinsic values on the dates of grant were generally insignificant; whereas these differences were, and are expected to continue to be, significant for options granted after the initial public offering. Also, the assumptions we make under the Black Scholes method, such as stock-price volatility, will have a significant effect on the determination of the fair value of options granted after the initial public offering. For instance, beginning in the fourth quarter of 2004, we now base our assumptions about stock-price volatility not only on the stock-price volatility of comparable companies, but also on the historical trading data for the period of time there was a public market for our stock and the implied volatility of publicly traded options to buy and sell our stock. The rate used in the fourth quarter was substantially less than that used in prior periods, which resulted in the determination of a lower fair value for options granted in that quarter. Prior to the fourth quarter, our assumptions about stock price volatility were generally based on the volatility rates of comparable public companies. See Note 1 of Notes to Consolidated Financial Statements, as well as Effect of a Recent Accounting Pronouncement, included elsewhere in this Form 10 K for additional information about stock-based compensation, as well as the anticipated effects on our financial results after our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning July 1, 2005.

We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods. The table below shows employee and non-employee stock-based compensation expense recognized during 2002, 2003 and 2004. In addition, the table presents the expected stock-based compensation expense for stock options, restricted stock and restricted stock units granted to employees prior to January 1, 2005, for each of the next five years and thereafter, assuming all employees remain employed by us for their remaining vesting periods and without consideration to the additional stock-based compensation we will recognize related to these stock options upon our adoption of SFAS 123R beginning July 1, 2005. For additional discussion regarding this pronouncement, see Effect of a Recent Accounting Pronouncement included elsewhere in this Form 10-K. These amounts are compared to the expense and expected expense we would have recognized had we amortized deferred stock-based compensation on a straight-line basis.

	Stock-based compensation expense Year Ended December 31,
	2002	2003	2004	2005	2006	2007	2008	2009	Thereafter
	(in millions)
Accelerated basis	$21.6	$229.4	$278.7	$145.8	$70.5	$25.9	$5.6	$1.3	$0.4
Straight-line basis	$13.3	$120.5	$201.9	$171.4	$150.1	$92.2	$30.7	$5.0	$2.2

Accounting for Stock-Based Awards to Non-employees

We measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value (for periods before the initial public offering) or the fair market value (for periods after the initial public offering) of the underlying stock, the expected stock price volatility, the expected life of the option, the risk-free interest rate and the dividend yield. As discussed above, the reassessed value of the underlying stock were based on assumptions of matters that are inherently highly uncertain and subjective. Our assumptions about stock-price volatility are generally based on the volatility rates of comparable publicly held companies for all periods prior to the fourth quarter of 2004. However, beginning in the fourth quarter of 2004, our assumptions also consider the historical trading data for the period of time there was a public market for our stock and the implied volatility of publicly traded options to buy and sell our stock. These rates may or may not reflect our stock-price volatility after we have been a publicly held company for a meaningful period of time. If we had made different assumptions about the reassessed value of our stock or stock-price volatility rates, the related stock-based compensation expense and our net income and net income per share amounts could have been significantly different.

Incentive Stock Option “Disqualifying Dispositions”

The recipient of an incentive stock option must hold the resultant shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, then all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If we include this profit in an individual’s taxable compensation, then we can deduct it as compensation expense on our corporate tax return. These benefits have been recorded as an increase to our income taxes receivable, which will ultimately improve our net cash provided by operating activities. In addition, we have applied the portfolio method to determine the portion of this benefit that is recorded as a reduction to our provision for income taxes as it is more practicable than the alternative individual award method discussed below. Under the portfolio method, to the extent the cumulative stock-based compensation recognized related to all incentive stock options multiplied by the statutory tax rate is greater than the cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related increase to our income taxes receivable. In the fourth quarter of 2004, the increase to our income taxes receivable for disqualifying dispositions equaled the reduction to our provision for income taxes of $42.2 million, which contributed to the decrease in our effective tax rate from 70% in 2003 to 39% in 2004.

Furthermore, once and to the extent the cumulative disqualifying disposition benefit exceeds the cumulative stock-based compensation related to all incentive stock options multiplied by the statutory tax rate, the disqualifying disposition benefit will be recorded as additional paid-in capital on our balance sheet rather than as a reduction to our provision for income taxes. In the first quarter of 2005, the increase to our income taxes receivable for disqualifying dispositions will be greater than the reduction to our provision for income taxes. Although this reduction to our provision for income taxes will be significant in the first quarter of 2005, we do not expect for the foreseeable future thereafter further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur after the first quarter of 2005 related to incentive stock options currently outstanding.

As mentioned above, an alternative to the portfolio method is the individual award method. Under the individual award method, to the extent the cumulative stock-based compensation recognized under any particular incentive stock option grant multiplied by the statutory tax rate is greater than the related cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related increase to our income taxes receivable for that particular grant. However, once and to the extent the cumulative disqualifying disposition benefit recognized under any particular incentive stock option grant exceeds the related cumulative stock-based compensation multiplied by the statutory tax rate, the disqualifying disposition benefit will be recorded as additional paid-in capital on our balance sheet rather than as a reduction to our provision for income taxes. If we had used the individual award method rather than the portfolio method, we believe the reduction to our provision for income taxes related to disqualifying dispositions would not have been greater than $15 million in 2004.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. Under SFAS 123R, we will be required to use the individual award method to account for any disqualifying dispositions related to any incentive stock options granted after June 30, 2005. We do not expect that the application of this method to our accounting for disqualifying dispositions related to incentive stock options currently outstanding will materially affect our provision for income taxes or our effective tax rate for the foreseeable future after adoption.

Effect of a Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R will be adopted beginning July 1, 2005.

If we had adopted the provisions of SFAS 123 in 2004, net income would have been reduced by approximately $14.8 million. The additional stock-based compensation, net of income taxes that would have been recognized under SFAS 123 in 2004 is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes method. This additional stock-based compensation, net of income taxes is substantially less than the additional amount that will be recognized after adoption of SFAS 123R compared to that which would have been recognized under APB 25. After the initial public offering, we began to grant stock options with generally no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have if we continued to apply APB 25, and significantly greater than the additional stock-based compensation, net of income taxes, we would have recognized under SFAS 123 in 2004. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future, including restricted stock units, and the pricing model and related assumptions used for estimating the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method. If we had used the individual award method, our net income would have been reduced by at least another approximately $27 million in addition to the $14.8 million noted above.

SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

Finally, SFAS 123R requires that cash inflows from financing activities on our statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. In addition, cash outflows from operating activities must include the cash that would have been paid for income taxes if increases in the value of equity instruments issued under share-based arrangements had not been deductible in determining taxable income in excess of any related stock-based compensation recognizable for financial reporting purposes. The above amounts are the same. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in 2004. The change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123R.

Factors That Could Affect Future Results

Because of the following factors, as wells as other variables affecting our operating results and financial condition, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

Risks Related to Our Business and Industry

We face significant competition from Microsoft and Yahoo.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft recently introduced a new search engine and has announced plans to develop features that make web search a more integrated part of its Windows operating system. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Both Microsoft and Yahoo have more employees than we do (in Microsoft’s case, currently nearly 20 times as many). Microsoft also has significantly more cash resources than we do. Both of these companies also have longer operating histories and more established relationships with customers. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results compared to ours or leverage their platforms to make their web search services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

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

We expect that in the future our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business as a percentage of our revenues. Our operating margin will also experience downward pressure to the extent the proportion of our revenues generated from our Google Network members increases. The margin on revenue we generate from our Google Network members is generally significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if our Google Network members demand a greater portion of the advertising fees, which could be the result of increased competition for these members.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Factors That Could Affect Future Results” section, and the following factors, may affect our operating results:

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

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then these customers may become dissatisfied and move to competitors’ products. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, advertisers and Google Network members. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and Google Network members, are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are perceived to be, substantially similar or better than those generated by our search services. This may force us to compete on bases in addition to quality of search results and to expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated approximately 97% of our revenues in 2003 and 99% of our revenues in 2004 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and otherwise benefit from our association with them. The loss of these members could prevent us from receiving the benefits we receive from our association with these Google Network members, which could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites represented approximately 43% of our revenues in 2003 and approximately 49% of our revenues in 2004. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, America Online, Inc., primarily through our AdSense program accounted for approximately 15%, 16% and 12% of our revenues in 2002, 2003 and in 2004. Also, certain of our key network members operate high-profile web sites, and we derive tangible and intangible benefits from this affiliation. If one or more of these key relationships is terminated or not renewed, and is not replaced with a comparable relationship, our business would be adversely affected.

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

We have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position. The required improvements include:

•	Enhancing our information and communication systems to ensure that our offices around the world are well coordinated and that we can effectively communicate with our growing base of users, advertisers and Google Network members.

•	Enhancing systems of internal controls to ensure timely and accurate reporting of all of our operations.

•	Ensuring enhancements to our systems of internal controls are scalable to our anticipated growth in headcount and operations.

•	Standardizing systems of internal controls and ensuring they are consistently applied at each of our operations around the world.

•	Documenting all of our information technology systems and our business processes for our ad, billing and other systems.

•	Improving our information technology infrastructure to maintain the effectiveness of our search and ad systems.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting. Such a report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management. Such report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight

Board’s Auditing Standard No. 2 (“Standard No. 2”) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is newly effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and our auditors may not agree with management’s assessments. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective as of December 31, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We have in the past discovered, and may in the future discover, areas of our internal controls that need improvement. For example, during our 2002 audit, our external auditors brought to our attention a need to increase restrictions on employee access to our advertising system and automate more of our financial processes. The auditors identified these issues together as a “reportable condition,” which means that these were matters that in the auditors’ judgment could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management in the financial statements. In 2003, we devoted significant resources to remediate and improve our internal controls. Although we believe that these efforts have strengthened our internal controls and addressed the concerns that gave rise to the “reportable condition” in 2002, we are continuing to work to improve our internal controls. Areas of improvement include streamlining and standardizing our domestic and international billing and other processes, further limiting internal access to certain data systems and continuing to improve coordination and communication across business functions.

We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 2. If we are not able to complete our assessment under Section 404 in a timely manner, we and our auditors would be unable to conclude that our internal control over financial reporting is effective as of December 31, 2005.

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

People have in the past expressed, and may in the future express, objections to aspects of our products. For example, people have raised privacy concerns relating to the ability of our Gmail email service to match relevant ads to the content of email messages. Some people have also reacted negatively to the fact that our search technology can be used to help people find hateful or derogatory information on the web. Aspects of our future products may raise similar public concerns. Publicity regarding such concerns could harm our brand. In addition, members of the Google Network and other third parties may take actions that could impair the value of our brand. We are aware that third parties, from time to time, use “Google” and similar variations in their domain names without our approval, and our brand may be harmed if users and advertisers associate these domains with us.

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats which could limit the effectiveness of our products and services.

A large amount of information on the Internet is provided in proprietary document formats such as Microsoft Word. The providers of the software application used to create these documents could engineer the document format to prevent or interfere with our ability to access the document contents with our search technology. This would mean that the document contents would not be included in our search results even if the contents were directly relevant to a search. These types of activities could assist our competitors or diminish the value of our search results. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If the software provider also competes with us in the search business, they may give their search technology a preferential ability to search documents in their proprietary format. Any of these results could harm our brand and our operating results.

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

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success. In addition, our initial public offering has created disparities in wealth among Google employees, which may adversely impact relations among employees and our corporate culture in general.

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

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

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

From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. Some of these have resulted in litigation against us. Companies have also filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or have recently litigated similar issues in other cases in the U.S., France, Germany and Italy.

In order to provide users with more useful ads, last year we revised our trademark policy in the U.S. and Canada. Under our revised policy, we no longer disable ads due to selection by our advertisers of trademarks as keyword triggers for the ads. We are currently defending this policy in several trademark infringement lawsuits in the United States. Defending these lawsuits is consuming time and resources. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

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

We opened our first office outside the U.S. in 2001 and have only limited experience with operations outside the U.S. Expansion into international markets requires management attention and resources. In addition, we face the following additional risks associated with our expansion outside the U.S.:

•	Challenges caused by distance, language and cultural differences and in doing business with foreign agencies and governments.

•	Difficulties in developing products and services in different languages and for different cultures.

•	Longer payment cycles in some countries.

•	Credit risk and higher levels of payment fraud.

•	Legal and regulatory restrictions.

•	Currency exchange rate fluctuations.

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Political and economic instability and export restrictions.

•	Potentially adverse tax consequences.

•	Higher costs associated with doing business internationally.

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

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the Google experience. These applications have in the past attempted, and may in the future attempt, to change our users’ Internet experience, including hijacking queries to Google.com, altering or replacing Google search results, or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with Google. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the Internet. These products and services are subject to attack by viruses, worms and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our products and services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

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

The initial option grants too many of our senior management and key employees are fully vested. Therefore, these employees may not have sufficient financial incentive to stay with us, we may have to incur costs to replace key employees that leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner.

Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their initial stock option grants. While we often grant additional stock options to management personnel and other key employees after their hire dates to provide additional incentives to remain employed by us, their initial grants are usually much larger than follow-on grants. Employees may be more likely to leave us after their initial option grant fully vests, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. We have not given any additional stock grants to Eric, Larry or Sergey and Eric, Larry and Sergey are fully vested in their existing grants. If any members of our senior management team leave the company, our ability to successfully operate our business could be impaired. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees.

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

We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, as we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our option grants may not be as effective as in the past and our current and future compensation arrangements, which include cash bonuses, may not be successful in attracting new employees and retaining and motivating our existing employees. In addition, we have recently introduced new stock award programs, and under these new programs new employees will be issued a portion of their stock awards in the form of restricted stock units. These restricted stock units will vest based on individual performance, as well as the exercise price of their stock options as compared to that of other employees who started at about the same time. These new stock awards programs may not provide adequate incentives to attract, retain and motivate outstanding performers. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

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

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In 2005, we expect to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is going to be expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and Google Network members. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

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

Payments to certain of our Google Network members have exceeded the related fees we receive from our advertisers.

We have entered into, and may continue to enter into, minimum fee guarantee agreements with a small number of Google Network members. In these agreements, we promise to make minimum payments to the Google Network member for a pre-negotiated period of time, typically from three months to a year or more. It is difficult to forecast with certainty the fees that we will earn under our agreements, and sometimes the fees we earn fall short of the minimum guarantee payment amounts. Also, increasing competition for arrangements with web sites that are potential Google Network members could result in our entering into more of these minimum fee guarantee agreements under which guaranteed payments exceed the fees we receive from advertisers whose ads we place on those Google Network member sites. In each period to date, the aggregate fees we have earned under these agreements have exceeded the aggregate amounts we have been obligated to pay these Google Network members. However, individual agreements have resulted in guaranteed minimum and other payments to certain Google Network members in excess of the related fees we receive from advertisers. We expect that some individual agreements will continue to result in guaranteed minimum and other payments to certain Google Network members in excess of the related fees we receive from advertisers, which will adversely affect our profitability. However, we expect that the aggregate fees we will earn under agreements with guaranteed minimum and other payments will exceed the aggregate amounts we will be obligated to pay these Google Network members.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and the NASD. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, starting July 1, 2005, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income will have a negative affect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

Risks Related to Ownership of our Common Stock

The trading price for our Class A common stock may be volatile.

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations or those of our Google Network members or our data centers.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the likelihood of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Short sales, hedging and other derivative transactions on shares of our Class A common stock.

•	General economic conditions and slow or negative growth of related markets.

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

Future sales of shares by us or by our stockholders could cause our stock price to decline.

Our Class A common stock began trading on The Nasdaq National Market on August 19, 2004; however, to date there have been a limited number of shares trading in the public market. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares or on our stockholders’ ability to sell their shares. Our current stockholders hold a substantial percentage of our outstanding common stock and, as of February 14, 2005, are permitted to sell these shares in the public market without restriction. Sales of a substantial number of shares of our common stock could cause our stock price to fall.

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

We do not believe that our involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if our involvement were held by a court to be in violation of the Securities Act of 1933, we could be required to repurchase the shares sold to purchasers in our initial public offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. We would contest vigorously any claim that a violation of the Securities Act occurred. The Division of Enforcement of the SEC has confirmed that it will not proceed with any enforcement action against us with respect to the Playboy Magazine article.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. At December 31, 2004 our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock and Class B common stock representing approximately 68.2% of the voting power of our outstanding capital stock. In particular, at December 31, 2004, our two founders and our CEO, Larry, Sergey and Eric, controlled approximately 49.8% of our outstanding Class B common stock, representing approximately 47.2% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure our founders, executives and employees have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover or other change of control transaction that other stockholders may view as beneficial.

•	Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

•	Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders’ meeting.

•	Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•	Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquiror from conducting a solicitation of proxies to elect the acquiror’s own slate of directors or otherwise attempting to obtain control of our company.

•	Our board of directors may issue, without stockholder approval, shares of undesignated preferred stock. The ability to issue undesignated preferred stock makes it possible for our board of directors to issue preferred stock with voting or other rights or preferences that could impede the success of any attempt to acquire us.

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates, interest rates and marketable equity security prices.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro and the Japanese Yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, we began to bill our international online sales through a foreign subsidiary, which will lower our exposure to foreign currency transaction gains and losses. In addition, effective January 2004 our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The primary vehicle we expect to use will be forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. In the three months ended December 31, 2004, we entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets. The notional principal of forward exchange contracts to purchase U.S. dollars with Euros was $231.0 million at December 31, 2004. There were no other forward exchange contracts outstanding at December 31, 2004.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. To date, translation gains and losses have not been material.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $1.7 million and $4.5 million at December 31, 2004 and December 31, 2003. The adverse impact at December 31, 2004 is after consideration of the offsetting effect of approximately $35.3 million from forward exchange contracts in place for the month of December 2004. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our investment securities of approximately $19.0 million and $1.9 million at December 31, 2004 and December 31, 2003. The increase in this amount from December 31, 2003 to December 31, 2004 is due to the substantial increase in our investment securities balances as a result of proceeds from our initial public offering completed in August 2004.

ITEM 8. FINANCIAL	STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2003 and 2004, and the related consolidated statements of income, redeemable convertible preferred stock warrant and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Francisco, California

January 28, 2005

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2003	2004
Assets
Current assets:
Cash and cash equivalents	$148,995	$426,873
Marketable securities	185,723	1,705,424
Accounts receivable, net of allowance of $4,670 and $3,962	154,690	311,836
Income taxes receivable	—	70,509
Deferred income taxes, net	22,105	19,463
Prepaid revenue share, expenses and other assets	48,721	159,360

Total current assets	560,234	2,693,465
Property and equipment, net	188,255	378,916
Goodwill	87,442	122,818
Intangible assets, net	18,114	71,069
Deferred income taxes, net, non-current	—	11,590
Prepaid revenue share, expenses and other assets, non-current	17,413	35,493

Total assets	$871,458	$3,313,351

Liabilities, Redeemable Convertible Preferred Stock Warrant and Stockholders’ Equity
Current liabilities:
Accounts payable	$46,175	$32,672
Accrued compensation and benefits	33,522	82,631
Accrued expenses and other current liabilities	26,411	64,111
Accrued revenue share	88,672	122,544
Deferred revenue	15,346	36,508
Income taxes payable	20,705	—
Current portion of equipment leases	4,621	1,902

Total current liabilities	235,452	340,368
Long-term portion of equipment leases	1,988	—
Deferred revenue, long-term	5,014	7,443
Liability for stock options exercised early, long-term	6,341	5,982
Deferred income taxes, net	18,510	—
Other long-term liabilities	1,512	30,502
Commitments and contingencies
Redeemable convertible preferred stock warrant	13,871	—
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, issuable in series: 164,782 and 100,000 shares authorized at December 31, 2003 and December 31, 2004, 71,662 and no shares issued and outstanding at December 31, 2003 and December 31, 2004, aggregate liquidation preference of $40,815 and none at December 31, 2003 and December 31, 2004	44,346	—
Class A and Class B common stock, $0.001 par value: 700,000 and 9,000,000 shares authorized at December 31, 2003 and December 31, 2004, 160,866, and 266,917 shares issued and outstanding, excluding 11,987, and 7,605 shares subject to repurchase (see Note 10) at December 31, 2003 and December 31, 2004	161	267
Additional paid-in capital	725,219	2,582,352
Note receivable from officer/stockholder	(4,300)	—
Deferred stock-based compensation	(369,668)	(249,470)
Accumulated other comprehensive income	1,660	5,436
Retained earnings	191,352	590,471

Total stockholders’ equity	588,770	2,929,056

Total liabilities, redeemable convertible preferred stock warrant and stockholders’ equity	$871,458	$3,313,351

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2003	2004
Revenues	$439,508	$1,465,934	$3,189,223
Costs and expenses:
Cost of revenues	131,510	625,854	1,457,653
Research and development	31,748	91,228	225,632
Sales and marketing	43,849	120,328	246,300
General and administrative	24,300	56,699	139,700
Stock-based compensation (1)	21,635	229,361	278,746
Non-recurring portion of settlement of disputes with Yahoo	—	—	201,000

Total costs and expenses	253,042	1,123,470	2,549,031

Income from operations	186,466	342,464	640,192
Interest income (expense) and other, net	(1,551)	4,190	10,042

Income before income taxes	184,915	346,654	650,234
Provision for income taxes	85,259	241,006	251,115

Net income	$99,656	$105,648	$399,119

Net income per share:
Basic	$0.86	$0.77	$2.07

Diluted	$0.45	$0.41	$1.46

Number of shares used in per share calculations:
Basic	115,242	137,697	193,176

Diluted	220,633	256,638	272,781

(1)	Stock-based compensation is allocated as follows (see Note 1):

	Year Ended December 31,
	2002	2003	2004
Cost of revenues	$1,065	$8,557	$11,314
Research and development	8,746	138,377	169,532
Sales and marketing	4,934	44,607	49,449
General and administrative	6,890	37,820	48,451

	$21,635	$229,361	$278,746

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK WARRANT

AND STOCKHOLDERS’ EQUITY

(in thousands)

	Redeemable Convertible Preferred Stock Warrant		Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital Amount	Notes Receivable from Officer/ Stockholders	Deferred Stock Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2001	—	—	70,432	44,147	137,384	137	39,953	(4,300)	(15,833)	—	(13,952)	50,152
Issuance of Class B common stock upon exercise of stock options for cash, net of unvested stock options exercised early and repurchases	—	—	—	—	7,962	8	2,254	—	—	—	—	2,262
Issuance of Series C convertible preferred stock warrants	—	—	—	199	—	—	—	—	—	—	—	199
Issuance of Series D redeemable convertible preferred stock warrant	—	13,871	—	—	—	—	—	—	—	—	—	—
Vesting of options granted to non-employees	—	—	—	—	—	—	1,460	—	—	—	—	1,460
Deferred stock-based compensation related to options granted to employees	—	—	—	—	—	—	40,141	—	(40,141)	—	—	—
Amortization of deferred stock-based compensation, net of reversals for terminated employees	—	—	—	—	—	—	(398)	—	20,573	—	—	20,175
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	—	49	—	49
Net income	—	—	—	—	—	—	—	—	—	—	99,656	99,656

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	99,705

Balance at December 31, 2002	—	$13,871	70,432	$44,346	145,346	$145	$83,410	$(4,300)	$(35,401)	$49	$85,704	$173,953

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK WARRANT

AND STOCKHOLDERS’ EQUITY—(Continued)

(in thousands)

	Redeemable Convertible Preferred Stock Warrant		Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital Amount	Notes Receivable from Officer/ Stockholders	Deferred Stock Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	—	$13,871	70,432	$44,346	145,346	$145	$83,410	$(4,300)	$(35,401)	$49	$85,704	$173,953
Issuance of Class A and Class B common stock upon exercise of stock options for cash, net of unvested stock options exercised early and repurchases	—	—	—	—	9,896	10	3,710	—	—	—	—	3,720
Issuance of Series C convertible preferred stock	—	—	1,230	—	—	—	—	—	—	—	—	—
Vesting of shares exercised early (see Note 1)	—	—	—	—	3,078	3	934	—	—	—	—	937
Issuance of fully vested common stock and stock options in connection with acquisitions	—	—	—	—	2,265	3	72,674	—	—	—	—	72,677
Issuance of fully vested common stock and stock options in connection with licensed technology	—	—	—	—	46	—	863	—	—	—	—	863
Issuance of restricted shares to employees in connection with acquisitions	—	—	—	—	235	—	10,752	—	(10,752)	—	—	—
Vesting of options granted to non-employees	—	—	—	—	—	—	15,816	—	—	—	—	15,816
Deferred stock-based compensation related to options granted to employees	—	—	—	—	—	—	540,673	—	(540,673)	—	—	—
Amortization of deferred stock-based compensation, net of reversals for terminated employees	—	—	—	—	—	—	(3,613)	—	217,158	—	—	213,545
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	—	(51)	—	(51)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,662	—	1,662
Net income	—	—	—	—	—	—	—	—	—	—	105,648	105,648

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	107,259

Balance at December 31, 2003	—	$13,871	71,662	$44,346	160,866	$161	$725,219	$(4,300)	$(369,668)	$1,660	$191,352	$588,770

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK WARRANT

AND STOCKHOLDERS’ EQUITY—  (Continued)

(in thousands)

	Redeemable Convertible Preferred Stock Warrant		Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital Amount	Notes Receivable from Officer/ Stockholders	Deferred Stock Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$13,871	71,662	$44,346	160,866	$161	$725,219	$(4,300)	$(369,668)	$1,660	$191,352	$588,770
Issuance of Class A and Class B common stock upon exercise of stock options and warrants for cash and upon cashless exercise of warrants, net of unvested stock options exercised early and repurchases	—	—	—	—	4,460	4	3,801	—	—	—	—	3,805
Vesting of shares exercised early (see Note 1)	—	—	—	—	5,309	5	7,090	—	—	—	—	7,095
Issuance of Series D preferred stock upon exercise of warrant	—	(13,871)	7,437	35,514	—	—	—	—	—	—	—	35,514
Issuance of Series B preferred stock upon exercise of warrant	—	—	135	67	—	—	—	—	—	—	—	67
Issuance of fully vested common stock and fully vested stock options in connection with acquisitions	—	—	—	—	171	1	22,550	—	—	—	—	22,551
Issuance of unvested stock options in connection with acquisitions	—	—	—	—	—	—	7,069	—	(3,906)	—	—	3,163
Issuance of restricted shares to an employee in connection with an acquisition	—	—	—	—	16	—	1,538	—	(1,538)	—	—	—
Issuance of restricted stock units to employees	—	—	—	—	—	—	12,000	—	(12,000)	—	—	—
Issuance of common stock upon initial public offering, net of related costs of $41,001	—	—	—	—	14,142	14	1,161,066	—	—	—	—	1,161,080
Issuance of common stock in connection with Yahoo settlement	—	—	—	—	2,700	3	229,497	—	—	—	—	229,500
Tax benefits from exercise of warrants and other	—	—	—	—	—	—	191,570	—	—	—	—	191,570
Vesting of options and shares granted to non-employees	—	—	—	—	19	—	15,086	—	—	—	—	15,086
Deferred stock-based compensation related to options granted to employees	—	—	—	—	—	—	136,384	—	(136,384)	—	—	—
Amortization of deferred stock-based compensation, net of reversals for terminated employees	—	—	—	—	—	—	(10,366)	—	274,026	—	—	263,660
Conversion of convertible preferred shares to common shares	—	—	(79,234)	(79,927)	79,234	79	79,848	—	—	—	—	—
Payment of stockholder’s note receivable	—	—	—	—	—	—	—	4,300	—	—	—	4,300
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments (net of tax effects)	—	—	—	—	—	—	—	—	—	(3,796)	—	(3,796)
Foreign currency translation adjustment (net of tax effects)	—	—	—	—	—	—	—	—	—	7,572	—	7,572
Net income	—	—	—	—	—	—	—	—	—	—	399,119	399,119

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	402,895

Balance at December 31, 2004	—	$—	—	$—	266,917	$267	$2,582,352	$—	$(249,470)	$5,436	$590,471	$2,929,056

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2003	2004
Operating activities
Net income	$99,656	$105,648	$399,119
Adjustments:
Depreciation and amortization of property and equipment	17,815	43,851	128,523
Amortization of intangibles and warrants	11,168	11,198	19,950
In-process research and development	—	11,618	11,343
Stock-based compensation	21,635	229,361	278,746
Tax benefits from exercise of warrants and other	—	—	191,570
Non-recurring portion of settlement of disputes with Yahoo	—	—	201,000
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(43,877)	(90,385)	(156,928)
Income taxes, net	11,517	(6,319)	(125,227)
Prepaid revenue share, expenses and other assets	(5,875)	(58,913)	(99,779)
Accounts payable	5,645	36,699	(13,516)
Accrued expenses and other liabilities	15,393	31,104	86,374
Accrued revenue share	13,100	74,603	33,872
Deferred revenue	9,088	6,980	21,997

Net cash provided by operating activities	155,265	395,445	977,044

Investing activities
Purchases of property and equipment	(37,198)	(176,801)	(318,995)
Purchase of marketable securities	(93,061)	(316,599)	(4,134,576)
Maturities and sales of marketable securities	20,443	219,404	2,611,078
Purchases of intangible and other assets	99	—	(36,906)
Acquisitions, net of cash acquired	—	(39,958)	(21,957)

Net cash used in investing activities	(109,717)	(313,954)	(1,901,356)

Financing activities
Proceeds from exercise of stock options, net	2,262	15,476	12,001
Proceeds from exercise of warrants	—	—	21,944
Net proceeds from initial public offering	—	—	1,161,080
Payment of note receivable from office/stockholder	—	—	4,300
Payments of principal on capital leases and equipment loans	(7,735)	(7,386)	(4,707)

Net cash provided by (used in) financing activities	(5,473)	8,090	1,194,618

Effect of exchange rate changes on cash and cash equivalents	—	1,662	7,572

Net increase in cash and cash equivalents	40,075	91,243	277,878
Cash and cash equivalents at beginning of year	17,677	57,752	148,995

Cash and cash equivalents at end of period	$57,752	$148,995	$426,873

Supplemental disclosures of cash flow information
Property and equipment acquired under equipment leases	$7,303	$—	$—

Cash paid for interest	$2,285	$1,739	$709

Cash paid for taxes	$73,763	$247,422	$183,776

Issuance of redeemable convertible preferred stock warrant in conjunction with an AdSense agreement	$13,871	$—	$—

Issuance of convertible preferred stock warrants in conjunction with capital lease arrangements	$199	$—	$—

Acquisition related activities:
Issuance of equity in connection with acquisitions, net of deferred stock-based compensation	$—	$73,540	$25,714

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	The Company and Summary of Significant Accounting Policies

Nature of Operations

Google Inc. (“Google” or the “Company”) was incorporated in California on September 1998. The Company re incorporated in the State of Delaware in August 2003. The Company offers highly targeted advertising solutions, global Internet search solutions through its own destination Internet site and intranet solutions via an enterprise search appliance.

Basis of Consolidation

The consolidated financial statements include the accounts of Google and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated. The Company has included the results of operations of acquired entities from the date of acquisition (see Note 4).

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates.

On an ongoing basis, the Company evaluates its estimates, including those related to the accounts receivable allowance, fair value of marketable securities, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes, among others, as well as the value of common stock prior to its initial public offering for the purpose of determining stock-based compensation (see below). The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Prior to its initial public offering, the Company typically granted stock options at exercise prices equal to the values of the underlying stock as determined by its board of directors on the date of option grant. For purposes of financial accounting for stock-based compensation, management has applied hindsight within each year or quarter to arrive at reassessed values for the shares underlying these options and those issued under other transactions that are higher than the values determined by the board. These reassessed values were determined based on a number of factors, including input from advisors, the Company’s historical and forecasted operating results and cash flows, and comparisons to publicly-held companies. The reassessed values were used to determine the amount of stock-based compensation recognized related to stock and stock option grants to employees and non-employees, the amount of expense related to stock warrants issued to third-parties and the purchase prices of the Company’s acquisitions (see Note 4).

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The following table presents the Company’s revenues (in thousands):

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Advertising revenues:
Google web sites	$306,978	$792,063	$1,589,032
Google Network web sites	103,937	628,600	1,554,256

Total advertising revenues	410,915	1,420,663	3,143,288
Licensing and other revenues	28,593	45,271	45,935

Revenues	$439,508	$1,465,934	$3,189,223

In the first quarter of 2000, the Company introduced its first advertising program through which it offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid the Company based on the number of times their ads were displayed on users’ search results pages and the Company recognized revenue at the time these ads appeared. In the fourth quarter of 2000, the Company launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. AdWords advertisers originally paid the Company based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, the Company began offering AdWords exclusively on a cost per click basis, so that an advertiser pays the Company only when a user clicks on one of its ads. The Company recognizes as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results on Google web sites. Effective January 1, 2004, the Company offered a single pricing structure to all of its advertisers based on the AdWords cost per click model.

Google AdSense is the program through which the Company distributes its advertisers’ text-based ads for display on the web sites of the Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99 19, Reporting Revenue Gross as a Principal Versus Net as an Agent, the Company recognizes as revenues the fees it receives from its advertisers. This revenue is reported gross primarily because the Company is the primary obligor to its advertisers.

The Company generates fees from search services through a variety of contractual arrangements, which include per-query search fees and search service hosting fees. Revenues from set up and support fees and search service hosting fees are recognized on a straight-line basis over the term of the contract, which is the expected period during which these services will be provided. The Company’s policy is to recognize revenues from per-query search fees in the period queries are made and results are delivered.

The Company provides search services pursuant to certain AdSense agreements. Management believes that search services and revenue share arrangements represent separate units of accounting pursuant to EITF 00 21 Revenue Arrangements with Multiple Deliverables. These separate services are provided simultaneously to the Google Network member and are recognized as revenues in the periods provided.

The Company also generates fees from the sale and license of its Search Appliance, which includes hardware, software and generally 12 to 24 months of post-contract support. As the elements are not sold separately, vendor-specific objective evidence does not exist for the allocation of revenue. As a result, the entire fee is recognized ratably over the term of the post-contract support arrangement in accordance with Statement of Position 97 2, Software Revenue Recognition, as amended.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred revenue is recorded when payments are received in advance of the Company’s performance in the underlying agreement on the accompanying consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid by the Company to its Google Network members. These amounts are primarily based on revenue share arrangements under which the Company pays its Google Network members most of the fees it receives from its advertisers whose ads the Company places on those Google Network member sites. In addition, certain AdSense agreements obligate the Company to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. The Company amortizes guaranteed minimum revenue share prepayments (or accretes an amount payable to its Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site. In addition, concurrent with the commencement of a small number of AdSense agreements, the Company has purchased certain items from, or provided other consideration to, its Google Network members. These amounts are amortized on a straight-line basis over the related term of the agreement. Traffic acquisition costs were $94.5 million, $526.5 million and $1,228.7 million in 2002, 2003 and 2004.

In addition, cost of revenues consists of the expenses associated with the operation of the Company’s data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees relating to processing customer transactions as well as expenses related to the amortization of purchased and licensed technologies.

Stock-based Compensation

Stock-based compensation consists of amortization of deferred stock-based compensation related to restricted shares, restricted stock units and options to purchase Class A and Class B common stock to employees and the values of options to purchase such stock issued to non-employees.

As permitted by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (“SFAS 123”), the Company accounts for employee stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, deferred compensation for options granted to employees is equal to its intrinsic value, determined as the difference between the exercise price and the reassessed value for accounting purposes of the underlying stock on the date of grant.

Prior to the initial public offering, the Company typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by its board of directors on the date of option grant. For purposes of financial accounting, the Company has applied hindsight within each year or quarter to arrive at reassessed values for the shares underlying these options. The Company has recorded deferred stock-based compensation equal to the difference between these reassessed values and the exercise prices. After the initial public offering, the Company has generally granted options at exercise prices equal to the fair market value of the underlying stock on the date of option grant. The Company has recorded deferred stock-based compensation for these options equal to the difference between the exercise prices and the fair market values of the underlying stock on the dates of grant.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with restricted shares, restricted stock units and unvested stock options granted to employees, the Company recorded deferred stock-based compensation costs of $40.1 million, $551.4 million and $153.8 million in 2002, 2003, and 2004. The deferred stock-based compensation amounts arising from these equity activities for each of the eight three month periods ended December 31, 2004 were computed as follows:

	Three Months Ended					Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	2003 Total	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004	2004 Total
	(unaudited)	(unaudited)	(unaudited)	(unaudited)		(unaudited)	(unaudited)	(unaudited)	(unaudited)
Options granted to employees	10,262,100	1,431,552	5,785,185	1,281,895	18,760,732	1,004,780	965,520	635,371	50,904	2,656,575
Weighted average exercise price	$0.49	$3.30	$5.17	$9.62		$16.27	$38.43	$77.86	$83.45
Weighted average reassessed or fair market value of underlying stock	$13.09	$33.99	$52.33	$75.05		$88.13	$97.03	$85.00	$144.11
Weighted average reassessed or contemporaneously determined deferred stock-based compensation per option	$12.60	$30.69	$47.16	$65.43		$71.86	$58.60	$7.14	$60.66
Deferred stock-based compensation related to options (in millions)	$129.3	$43.9	$272.8	$83.9	$529.9	$72.2	$56.6	$4.5	$3.1	$136.4
Restricted shares granted to employees	$—	120,000	114,999	$—	234,999	$—	16,175	$—	$—	16,175
Weighted average reassessed value of restricted shares	$—	$25.96	$66.41	$—		$—	$95.09	$—	$—
Deferred stock-based compensation related to restricted shares (in millions)	$—	$3.1	$7.6	$—	$10.7	$—	$1.5	$—	$—	$1.5
Deferred stock-based compensation related to restricted stock units (in millions)	$—	$—	$—	$—		$—	$—	$—	$12.0	$12.0
Deferred stock-based compensation related to option modifications (in millions)	$—	$—	$—	$10.8	$10.8	$3.9	$—	$—	$—	$3.9

Total deferred stock-based compensation (in millions)	$129.3	$47.0	$280.4	$94.7	$551.4	$76.1	$58.1	$4.5	$15.1	$153.8

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above table does not include options granted at exercise prices equal to the fair market value of the underlying stock at the time of, and subsequent to, the initial public offering. Also, it does not include options granted at exercise prices in excess of the reassessed values of the underlying stock prior to the initial public offering. These options were granted with no intrinsic value and, accordingly, no deferred stock-based compensation has been recorded. Also, the above table does not include restricted shares that were issued in connection with certain business acquisitions nor does it include shares that were fully vested at date of grant.

Net amortization of deferred stock-based compensation totaled $20.2 million, $213.5 million and $263.7 million in 2002, 2003 and 2004. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with SFAS 123, EITF 96 18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in connection with Selling, Goods or Services (“EITF 96 18”), and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, over the vesting period of each respective restricted share, restricted stock unit and stock option, generally over four or five years. The remaining unamortized, deferred stock-based compensation for all restricted shares, restricted stock units and stock option grants through December 31, 2004 will be expensed as follows over each of the next five years and thereafter (in millions) assuming all employees remain employed at Google for their remaining vesting periods and before consideration of the additional stock-based compensation the Company expects to recognize related to these stock options beginning July 1, 2005 under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) (for additional discussion regarding this pronouncement, see below under Effect of a Recent Accounting Pronouncement):

(unaudited)
2005	$145.8
2006	70.5
2007	25.9
2008	5.6
2009	1.3
Thereafter	0.4

$249.5

The Company accounts for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96 18. Under SFAS 123 and EITF 96 18, the Company uses the Black-Scholes method to measure the value of options granted to nonemployees at each vesting date to determine the appropriate charge to stock-based compensation.

The Company recorded stock-based compensation expense of $1.5 million, $15.8 million and $15.0 million for the value of stock options earned by non-employees in 2002, 2003 and 2004.

At December 31, 2004, there were 302,950 unvested options to purchase shares of Class B common stock held by nonemployees with a weighted-average exercise price of $0.52 and a weighted-average 36 month remaining vesting period. These options generally vest on a monthly and ratable basis. No options that vest over time were granted to non-employees in the year ended December 31, 2004.

Pro forma information regarding net income has been determined as if the Company had accounted for its employee stock options under the method prescribed by SFAS 123. The resulting effect on pro forma net income disclosed is not representative of the effects on net income on a pro forma basis in future years. For discussion regarding the anticipated effects of SFAS 123R on the Company’s operating results, see below under Effect of a Recent Accounting Pronouncement.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for options granted under the option plans (see Note 10) been determined based on the fair value method prescribed by SFAS 123, the Company’s net income and net income per share would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	Year Ended December 31,
	2002	2003	2004
Net income, as reported	$99,656	$105,648	$399,119
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	20,175	213,545	171,380
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(22,390)	(215,946)	(186,138)

Net income, pro forma	$97,441	$103,247	$384,361

Net income per share:
As reported—basic	$0.86	$0.77	$2.07
Pro forma—basic	$0.85	$0.75	$1.99
As reported—diluted	$0.45	$0.41	$1.46
Pro forma—diluted	$0.44	$0.40	$1.41

For purposes of the above pro forma calculation, the value of each option granted through December 31, 2004 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2002	2003	2004
Risk-free interest rate	3.34%	2.11%	2.77%
Expected volatility	75%	75%	69%
Expected life (in years)	3	3	3
Dividend yield	—	—	—

The weighted-average fair value of an option granted in 2002, 2003 and 2004, was $2.79, $29.12, and $63.27, using the Black-Scholes pricing model.

Stock Options Exercised Early

The Company typically allows employees to exercise options prior to vesting. Upon the exercise of an option prior to vesting, the exercising optionee is required to enter into a restricted stock purchase agreement with the Company, which provides that the Company has a right to repurchase the shares purchased upon exercise of the option at the original exercise price; provided, however, that its right to repurchase these shares will lapse in accordance with the vesting schedule included in the optionee’s option agreement. In accordance with EITF 00 23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002, which are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are only reclassified into equity on a ratable basis as the award vests. The Company has applied this guidance and recorded a liability on the consolidated balance sheets relating to 11,987,482 and 7,605,222 of options granted subsequent to March 21, 2002 that were exercised and are unvested at December 31, 2003 and 2004. Furthermore, these shares are not presented as outstanding on the accompanying consolidated statements of

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

redeemable convertible preferred stock warrant and stockholders’ equity and consolidated balance sheets. Instead, these shares are disclosed as outstanding options in the footnotes to these financial statements.

Net Income per Share

The Company computes net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of Class A and Class B common shares outstanding during the period except that it does not include unvested Class A and Class B common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of Class A and Class B common shares and, if dilutive, potential Class A and Class B common shares outstanding during the period. Potential Class A and Class B common shares consist of the incremental Class A and Class B common shares issuable upon the exercise of stock options, warrants, unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if converted basis.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2002	2003	2004
Basic and diluted net income per share:
Numerator:
Net income	$99,656	$105,648	$399,119

Denominator:
Weighted average Class A and Class B common shares outstanding	143,317	168,093	210,877
Less: Weighted average unvested Class A and Class B common shares subject to repurchase or cancellation	(28,075)	(30,396)	(17,701)

Denominator for basic calculation	115,242	137,697	193,176
Effect of dilutive securities
Add:
Weighted average convertible preferred shares	70,432	71,128	47,584
Weighted average stock options and warrants, restricted stock units and unvested Class A and Class B common shares subject to repurchase or cancellation	34,959	47,813	32,021

Denominator for diluted calculation	220,633	256,638	272,781

Net income per share, basic	$0.86	$0.77	$2.07

Net income per share, diluted	$0.45	$0.41	$1.46

Certain Risks and Concentrations

The Company’s revenues are principally derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely affect the Company’s operating results.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents consist of money market funds, agency notes and municipal bonds. Marketable securities consist primarily of agency notes, market auction preferred securities, municipal auction rate receipts and municipal bonds held with four financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. In 2003 and 2004, the Company generated approximately 71% and 66% of its revenues from customers based in the U.S. with the majority of customers outside of the U.S. located in Japan and Europe. Many of the Company’s Network members are in the Internet industry. To appropriately manage this risk, the Company performs ongoing evaluations of customer credit and limits the amount of credit extended, but generally no collateral is required. The Company maintains reserves for estimated credit losses and these losses have generally been within management’s expectations.

Advertising and other revenues generated from America Online, Inc., which is also a stockholder, accounted for 15%, 16% and 12% of revenues, primarily through the Company’s AdSense program, in 2002, 2003 and 2004. No other Google Network member generated greater than 10% of revenues in these periods.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their short maturities. The carrying amounts of the Company’s equipment loans and capital leases approximate fair value of these obligations based upon management’s best estimates of interest rates that would be available for similar debt obligations at December 31, 2003 and 2004.

Cash and Cash Equivalents and Marketable Securities

The Company invests its excess cash in money market funds and in highly liquid debt instruments of U.S. corporations, municipalities and U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

Management determines the appropriate classification of its investments in debt and marketable equity securities at the time of purchase and reevaluates such designation at each balance sheet date. The Company’s debt and marketable equity securities have been classified and accounted for as available for sale. The Company may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, the Company occasionally sells these securities prior to their stated maturities. As these securities are viewed by the Company as available to support current operations, based on the provisions of ARB No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, equity and debt securities with maturities beyond 12 months (such as the Company’s auction rate securities) are classified as current assets in the accompanying balance sheet. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income or expense.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. The Company maintains an allowance for doubtful accounts to reserve for potentially uncollectible receivables. Management

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reviews the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, management makes judgments about the creditworthiness of significant customers based on ongoing credit evaluations. The Company also maintains a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Equipment under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Construction in process is primarily related to the building of production equipment servers and lease-hold improvements. Depreciation for these assets commences once they are placed in service.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

The Company reviews property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of its carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. The Company has made no adjustments to its long-lived assets in any of the years presented.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, the Company tests its goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The Company found no impairment in any of the years presented. The tests were based on the Company’s single operating segment and reporting unit structure.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The Company is currently amortizing its acquired intangible assets with definite lives over periods ranging from one to four years. The Company believes no events or changes in circumstances have occurred that would require an impairment test for these assets.

Income Taxes

The Company recognizes income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency

Generally, the functional currency of the Company’s international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity. The Company recorded $1.7 million and $7.6 million of net translation gains in 2003 and 2004. There was no translation gain or loss in 2002. Net gains and losses resulting from foreign exchange transactions are included in the consolidated income statements. The Company recognized $2.1 million of net gains and $6.7 million of net losses resulting from foreign exchange transactions in 2003 and 2004. Net transaction gains and losses recognized during 2002 were not material.

Derivative Financial Instruments

The Company enters into forward foreign exchange contracts with financial institutions to reduce the risk that its cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. No foreign currency hedge transactions were entered into prior to 2004.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, the Company recognizes derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income (expense) and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2004. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with Euros was $231.0 million at December 31, 2004. There were no other forward foreign exchange contracts outstanding at December 31, 2004.

Promotional and Advertising Expenses

The Company expenses promotional and advertising costs in the period in which they are incurred. For the years ended December 31, 2002, 2003 and 2004 promotional and advertising expenses totaled approximately $5.6 million, $20.9 million and $37.7 million.

Comprehensive Income

Comprehensive income is comprised of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on foreign exchange and unrealized gains and losses on available for sale investments. The differences between total comprehensive income and net income as disclosed on the consolidated statement of redeemable convertible preferred stock warrant and stockholders’ equity for 2002, 2003 and 2004 were insignificant.

Effect of a Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS 123R will be adopted beginning July 1, 2005.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

If the Company had adopted the provisions of SFAS 123 in 2004, net income would have been reduced by approximately $14.8 million (as shown above). The additional stock-based compensation, net of income taxes that would have been recognized under SFAS 123 in 2004 is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes method. This additional stock-based compensation, net of income taxes is substantially less than the additional amount that will be recognized after adoption of SFAS 123R compared to that which would have been recognized under APB 25. After the initial public offering, the Company began to grant stock options with generally no intrinsic value and expects to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, the Company will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than it would have if it continued to apply APB 25, and significantly greater than the additional stock-based compensation, net of income taxes it would have recognized under SFAS 123 in 2004. The stock-based compensation the Company will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions used for estimating the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method. If the Company had used the individual award method, its net income would have been reduced further than the approximate $14.8 million reduction in net income noted above if the Company had adopted the provisions of SFAS 123.

SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

Finally, SFAS 123R requires that cash inflows from financing activities on the Company’s statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. In addition, cash outflows from operating activities must include the cash that would have been paid for income taxes if increases in the value of equity instruments issued under share-based arrangements had not been deductible in determining taxable income in excess of any related stock-based compensation recognizable for financial reporting purposes. The above amounts are the same. This cash benefit has been included in the determination of cash provided by operating activities on the Company’s statement of cash flows in 2004. The change in methods will likely have a significant negative effect on the Company’s cash provided by operating activities in periods after adoption of SFAS 123R.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	As of December 31,
	2003	2004
Cash and cash equivalents	$148,995	$426,873
Marketable securities:
Municipal securities	166,538	1,616,684
U.S. government notes	11,185	5,163
U.S. corporate securities	8,000	83,577

Total marketable securities	185,723	1,705,424

Total cash, cash equivalents and marketable securities	$334,718	$2,132,297

The Company has not experienced any significant realized gains or losses on its investments in the periods presented. Gross unrealized losses were $6.4 million at December 31, 2004 primarily related to municipal securities and were not material at December 31, 2003.

The following table summarizes the estimated fair value of the Company’s securities held in marketable securities classified by the stated maturity date of the security (in thousands):

	As of December 31,
	2003	2004
Due within 1 year	$29,381	$340,771
Due within 1 year through 5 years	81,830	853,604
Due within 5 years through 10 years	11,382	65,017
Due after 10 years	63,130	446,032

Total marketable securities	$185,723	$1,705,424

In addition, at December 31, 2003 and December 31, 2004, the Company had $11.0 million and $11.1 million of restricted cash and investment securities classified as other current assets which are included in “prepaid revenue share, expenses and other assets” in the accompanying consolidated balance sheets.

Note 3.	Interest Income (Expense) and Other

	Year Ended December 31,
	2002	2003	2004
	(in thousands)
Interest income	$1,215	$2,663	$15,996
Interest expense	(2,570)	(1,931)	(862)
Other	(196)	3,458	(5,092)

Interest income (expense) and other, net	$(1,551)	$4,190	$10,042

Note 4.	Acquisitions

Business Combinations

During the year ended December 31, 2004, the Company acquired all of the voting interests of four companies. Three of the companies were accounted for as business combinations. Because the fourth company was considered a development stage enterprise, the transaction was accounted for as an asset purchase in

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

accordance with EITF Issue No. 98 3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for the four acquisitions was $56.0 million and consisted of cash payments of $22.0 million and the issuance of 170,601 fully vested shares of the Company’s Class A common stock and fully vested options to purchase 16,373 shares of the Company’s Class A common stock valued at $22.5 million, and unvested options to purchase 87,840 of the Company’s Class A common stock valued at $7.1 million. In addition, the total purchase price includes 36,185 shares of the Company’s Class A common stock generally issuable upon the attainment of certain performance milestones and valued at $4.4 million. Management determined that this consideration was part of the purchase price in accordance with EITF Issue No. 98 3, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. The total purchase price was allocated as follows (in thousands):

Goodwill	$35,376
Developed technology	14,561
Customer contracts and other	1,500
Net liabilities assumed	(4,161)
Deferred stock-based compensation	3,906
Deferred tax liabilities	(6,555)
Purchased-in-process research and development	11,343

Total	$55,970

Purchased in process research and development of $11.3 million was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. That amount is included in research and development expenses on the accompanying consolidated income statement and is not deductible for tax purposes.

Goodwill includes but is not limited to the synergistic value and potential competitive benefits that could be realized by the Company from the acquisitions, any future products that may arise from the related technology, as well as the skilled and specialized workforce acquired. The goodwill amount is not deductible for tax purposes.

The developed technology, customer contracts and other intangible assets have a weighted-average useful life of 3.4 years from the date of acquisition. The amortization of these intangibles is not deductible for tax purposes.

The Company recorded $5.4 million of deferred stock-based compensation for the value of 16,175 restricted shares of the Company’s Class A common stock and the intrinsic value of 87,840 unvested options to purchase the Company’s Class A common stock, issued in conjunction with the acquisitions. The deferred stock-based compensation will be amortized to compensation expense on an accelerated basis over the related vesting periods of one to five years, contingent upon each individual’s continued employment with the Company.

Cash consideration of $10.0 million may be paid to certain former employees of an acquired company contingent upon their continued employment with the Company and their attainment of certain performance milestones. The Company will recognize this amount as expense as the milestones are attained. As of December 31, 2004, no such milestones had been attained.

Other Acquisitions

During the year ended December 31, 2004, the Company entered into various agreements to purchase patents and other technologies. The total purchase price of these acquisitions of intangible assets was $56.8

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million which included cash payments and a long-term payable of $18.3 million and $10.0 million. The remaining amount of $28.5 million relates to certain intangible assets obtained in the settlement of certain disputes with Yahoo (see Note 5).

Note 5.	Settlement of Disputes with Yahoo

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

The Company engaged a third party valuation consultant to assist management in the allocation of the value of the settlement consideration and the determination of the useful lives of the capitalized assets. The following table provides management’s allocation of the settlement consideration (in thousands):

Non-recurring portion of settlement of disputes with Yahoo	$201,000
Intangible assets	28,500

Total consideration	$229,500

In the year ended December 31, 2004, the Company recognized the $201.0 million non-recurring charge related to the settlement of the warrant dispute and other items. The non-cash charge associated with these shares was required because the shares were issued after the warrant was converted. The Company realized a related income tax benefit of $82.0 million. The Company also capitalized $28.5 million related to certain intangible assets obtained in this settlement.

Note 6.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2004, are as follows (in thousands):

Balance as of January 1, 2003	$—
Goodwill acquired during year	87,442
Balance as of December 31, 2003	87,442
Goodwill acquired during year	35,376

Balance as of December 31, 2004	$122,818

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding the Company’s acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed technology	$20,917	$5,514	$15,403
Customer contracts and other	4,100	1,389	2,711

Total	$25,017	$6,903	$18,114

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents	$55,055	$9,118	$45,937
Developed technology	37,973	14,402	23,571
Customer contracts, patents and other	4,800	3,239	1,561

Total	$97,828	$26,759	$71,069

Patents, developed technology, customer contracts and other have weighted-average useful lives of 3.3, 2.4 and 1.0 years.

Amortization expense of acquisition-related intangible assets for the year ended December 31, 2004 was $19.9 million.

Estimated amortization expense for acquisition-related intangible assets on the Company’s December 31, 2004 consolidated balance sheet for the fiscal years ending December 31, is as follows (in thousands):

2005	$32,537
2006	19,286
2007	13,240
2008	6,006

$71,069

Note 7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2003	2004
Information technology assets	$204,417	$504,127
Furniture and fixtures	6,803	11,974
Leasehold improvements	7,677	17,617
Construction in process	42,940	49,350

Total	261,837	583,068
Less accumulated depreciation and amortization	73,582	204,152

Property and equipment, net	$188,255	$378,916

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8.	Commitments and Contingencies

Capital Leases

Equipment financed under capital lease agreements is included in property and equipment and the related amortization is included in depreciation and amortization expense. The cost of assets financed under the capital lease was $15.0 million at December 31, 2003 and 2004. The related amortization expense was $4.1 million, $5.0 million and $4.3 million during 2002, 2003 and 2004 and accumulated amortization was $9.8 million and $14.0 million at December 31, 2003 and 2004. The equipment leases have payment terms of 36 months.

Operating Leases

During 2003, the Company entered into a nine year sublease agreement for its headquarters in Mountain View, California. According to the terms of the sublease, the Company will begin making payments in April 2005 and payments will increase at 3% per annum thereafter. The Company recognizes rent expense under this arrangement on a straight line basis. The lease terminates on December 31, 2012, however, the Company may exercise two five year renewal options at its discretion. The Company has an option to purchase the property for approximately $172.4 million, which is exercisable in 2006. In connection with the lease, the Company has a letter of credit which requires it to maintain $9.0 million of cash and investment securities as collateral. This required collateral effectively expired in April 2004. As a result, it is classified as other current assets, which is included in “prepaid revenue share, expenses and other assets” on the accompanying consolidated balance sheets. At December 31, 2003 and December 31, 2004, the Company was in compliance with its financial covenants under the lease.

In addition, the Company has entered into various non-cancelable operating lease agreements for certain of its offices and data centers throughout the U.S. and for international subsidiaries with original lease periods expiring between 2005 and 2016. The Company is committed to pay a portion of the buildings’ operating expenses as determined under the agreements. Certain of these arrangements have free or escalating rent payment provisions. The Company recognizes rent expense under such arrangements on a straight line basis. Rent expense was $3.7 million, $9.8 million and $27.1 million in 2002, 2003, and 2004.

At December 31, 2004, future payments under capital leases and minimum payments under non-cancelable operating leases with a remaining term greater than one-year are as follows over each of the next five years and thereafter (in thousands):

	Capital Leases	Operating Leases
2005	$1,991	$21,306
2006	—	27,334
2007	—	29,611
2008	—	29,654
2009	—	28,917
Thereafter	—	98,976

Total minimum payments required	1,991	$235,798

Less amounts representing interest	89

Minimum future payments of principal	1,902
Current portion	1,902

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above minimum payments at December 31, 2004 under non-cancelable operating lease commitments and the above rent expense amounts do not include amounts related to certain non-cancelable service contracts for our data centers. The non-cancelable commitments under these service contracts at December 31, 2004 are included below under purchase obligations.

AdSense Agreements

In connection with AdSense revenue share agreements, the Company is periodically required to make non-cancelable guaranteed minimum revenue share payments to a small number of its Google Network members over the term of the respective contracts. Under some of the Company’s contracts, these guaranteed payments can vary based on the Google Network members achieving defined performance terms, such as number of advertisements displayed or search queries. In some cases, certain guaranteed amounts will be adjusted downward if the Google Network members do not meet their performance terms and, in some cases, these amounts will be adjusted upward if they exceed their performance terms. In all of these AdSense agreements, if a Google Network member were unable to perform under the contract, such as being unable to provide search queries, as defined under the terms of that agreement, then the Company would not be obligated to make any non-cancelable guaranteed minimum revenue share payments to that member.

Purchase Obligations

Additionally, the Company had $70.5 million of other non-cancelable contractual obligations and $32.7 million of open purchase orders for which it had not received the related services or goods at December 31, 2004. The Company has the right to cancel these open purchase orders upon 10 days notice prior to the date of delivery. The majority of these purchase obligations are related to data center operations. These non-cancelable contractual obligations and open purchase orders amounts do not include payments the Company may be obligated to make based upon vendors achieving certain milestones.

Letters of Credit

At December 31, 2004 and associated with several leased facilities, the Company has unused letters of credit for $14.4 million and related compensating cash balances of $11.1 million as included in “prepaid revenue share, expenses and other assets” in the accompanying consolidated balance sheets. At December 31, 2004, the Company was in compliance with its financial covenants under the letters of credit.

Indemnifications

While the Company has various guarantees included in contracts in the normal course of business, primarily in the form of indemnities, these guarantees do not represent significant commitments or contingent liabilities of the indebtedness of others. Accordingly, the Company has not recorded a liability related to indemnification provisions.

Rescission Offer

Certain shares issued and options granted prior to the initial public offering under the Company’s 1998 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2) and 2003 Stock Plan (No. 3) may not have been exempt from registration or qualification under federal securities laws and the securities laws of certain states. As a result, the Company made a rescission offer to the holders of these shares and options in November 2004. The offer expired in December 2004. No holders of these shares and options accepted the Company’s offer. If this rescission offer had been accepted, the Company could have been required to make aggregate payments to the

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

holders of these shares and options of up to approximately $28.3 million. Federal securities laws do not provide that a rescission offer will terminate a purchaser’s right to rescind a sale of stock that was not registered as required. Although no offerees accepted the rescission offer, the Company may continue to be liable for this amount under federal and state securities laws. However, management believes there is only a remote possibility that the Company would be liable under any future claims for damages made by the holders of these shares and options. As a result, management does not believe that any such claims would have a material effect on the Company’s results of operations, cash flows or financial position. See Note 14.

Magazine Article

Information about the Company has been published in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” This article includes quotations from Larry and Sergey, and has been reprinted by a number of news media outlets. The Company does not believe that its involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if the Company’s involvement were held by a court to be in violation of the Securities Act of 1933, the Company could be required to repurchase the shares sold to purchasers in its initial public offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. The Company would contest vigorously any claim that a violation of the Securities Act occurred. Management believes there is only a remote possibility that the ultimate outcome with respect to any such claim that might be made would materially adversely affect the operating results, financial position or liquidity of the Company. See Note 14.

Other Legal Matters

Certain companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held the Company liable for allowing advertisers to select certain trademarked terms as keywords. The Company is appealing those decisions. The Company is also subject to two lawsuits in Germany on similar matters where the courts held that the Company is not liable for the actions of its advertisers prior to notification of trademark rights. The Company is litigating or recently has litigated similar issues in other cases in the U.S., France, Germany and Italy. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenues, which could harm the Company’s business.

From time to time, the Company may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark matters noted above), labor and employment claims, breach of contract claims, and other matters.

Although the results of litigation and claims cannot be predicted with certainty, the Company believes that the final outcome of the matters discussed above will not have a material adverse effect on the Company’s business, results of operations or financial condition. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense costs, diversion of management resources and other factors.

Note 9.	Redeemable Convertible Preferred Stock Warrant

As a part of an AdSense agreement entered into during 2002, the Company issued to a Google Network member a fully vested warrant to purchase 7,437,452 shares of convertible preferred stock. As a result of a redemption feature of the warrant, its fair value was classified outside of stockholders’ equity. During the year ended December 31, 2004, the warrant was fully exercised by its holder through a cash payment of $21.6 million.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Stockholders’ Equity

Initial Public Offering

In August 2004, the Company received approximately $1,161.1 million in net proceeds from the closing of an initial public offering of its Class A common stock.

Convertible Preferred Stock

Upon completion of the initial public offering, each share of convertible preferred stock automatically converted into one share of Class B common stock.

Class A and Class B Common Stock

The Company’s Board of Directors has authorized two classes of common stock, Class A and Class B. The Company had authorized 6,000,000,000 and 3,000,000,000 shares and at December 31, 2004 there were 95,542,010 and 178,980,030 shares legally outstanding of Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock.

At December 31, 2003 and December 31, 2004 there were 115,986,783 and 30,269,249 shares of Class A and Class B common stock reserved for future issuance, as presented in the following table:

	December 31, 2003	December 31, 2004
Outstanding convertible preferred stock	71,662,432	—
Outstanding options to purchase Class A and Class B common stock	17,363,122	18,000,279
Options to purchase, and shares of, Class A and Class B common stock available for grant and issuance	5,440,155	4,663,748
Warrants to purchase Class B common stock	1,294,308	—
Warrants to purchase convertible preferred stock	8,239,284	—
Unvested shares related to options granted and exercised subsequent to March 21, 2002 to purchase Class A and Class B common stock	11,987,482	7,605,222

Total Class A and Class B common stock reserved for future issuance	115,986,783	30,269,249

Stock Plans

The Company maintains the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2) and the 2003 Stock Plan (No. 3), the 2004 Stock Plan and plans assumed through acquisitions which are collectively referred to as the “Stock Plans.” Under the Company’s Stock Plans, incentive and nonqualified stock options or rights to purchase Class A and Class B common stock may be granted to eligible participants. Options must generally be priced to be at least 85% of the Class A or Class B common stock’s fair market value at the date of grant (100% in the case of incentive stock options). Options are generally granted for a term of ten years. Initial options granted under the Stock Plans generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with the Company on the date of vest. Additional options granted under the Stock Plans generally vest 20% after the first year of service and ratably each month over the remaining 48 month period contingent upon employment

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

with the Company on the date of vest. Typically, options may be exercised prior to vesting. Sales of stock under stock purchase rights are made pursuant to restricted stock purchase agreements. There are 11,013,013 shares of Class A and Class B common stock outstanding and subject to repurchase related to the Stock Plans at December 31, 2004. Of this total, 3,407,791 and 7,605,222 shares are related to options granted through and after March 21, 2002, in accordance with EITF 00 23, respectively. The Company has also issued restricted stock units (“RSUs”) and restricted shares under its Stock Plans. An RSU award is an agreement to issue shares of the Company’s stock at the time of vest. RSU awards to date vest ratably each quarter over a 16 quarter period contingent upon employment with the Company on the date of vest. Restricted shares have been issued primarily in connection with business acquisitions and typically vest contingent upon the attainment of certain performance milestones and employment with the Company on the date of vest.

The following table summarizes the activity under the Company’s Stock Plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2001	8,477,528	16,815,528	$0.28
Additional options authorized	14,400,000	—	—
Options granted	(14,980,716)	14,980,716	$0.30
Options exercised	—	(8,520,668)	$0.28
Options canceled	351,100	(351,100)	$0.30
Options repurchased	557,772	—	$0.25

Balance at December 31, 2002	8,805,684	22,924,476	$0.29
Additional options authorized	16,034,880	—	—
Options granted	(19,846,158)	19,846,158	$2.65
Options exercised	—	(13,145,075)	$0.54
Options canceled	274,955	(274,955)	$1.50
Options repurchased	170,794	—	$0.29

Balance at December 31, 2003	5,440,155	29,350,604	$2.47
Additional options authorized	6,531,143	—	—
Options granted	(4,775,058)	4,775,058	$85.95
Options exercised	—	(8,033,820)	$1.67
Options canceled	1,750	(486,341)	$4.30
Options expired	(2,422,510)	—	—

Balance at December 31, 2004	4,775,480	25,605,501	$24.41

The number of options outstanding at December 31, 2003 and 2004 includes 11,987,482 and 7,605,222 of options granted and exercised subsequent to March 21, 2002 that are unvested at December 31, 2003 and 2004, in accordance with EITF 00 23, Issues related to the accounting for stock compensation under APB Opinion No. 25 and FASB Interpretation No. 44. Also, the number of shares available for grant does not include a total of 111,732 restricted shares and restricted stock units granted during the year ended December 31, 2004.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes additional information regarding outstanding and exercisable options at December 31, 2004:

	Options Outstanding					Options Exercisable
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.01–$9.00	20,267,084	7,194,215	13,072,869	7.7	$2.32	12,806,847	$2.31
$10.00–$19.79	1,104,177	298,889	805,288	9.0	$10.96	761,732	$10.86
$20.00–$28.27	789,629	74,700	714,929	9.2	$21.52	655,004	$21.30
$31.09–$39.57	385,468	28,993	356,475	9.3	$34.21	343,550	$34.20
$42.39–$42.39	46	—	46	9.1	$42.39	46	$42.39
$50.00–$50.00	137,750	2,000	135,750	9.4	$50.00	128,700	$50.00
$60.00–$65.00	272,375	4,675	267,700	9.5	$61.87	253,575	$61.97
$80.00–$85.00	992,220	1,750	990,470	9.6	$82.31	923,795	$82.44
$117.84–$117.84	204,170	—	204,170	9.7	$117.84	—	—
$131.08–$137.08	140,860	—	140,860	9.8	$135.63	—	—
$140.49–$140.90	302,600	—	302,600	9.8	$140.60	—	—
$164.00–$169.98	209,282	—	209,282	9.9	$168.88	572	$164.00
$172.50–$179.96	375,585	—	375,585	9.9	$176.91	—	—
$185.97–$186.30	209,065	—	209,065	9.9	$186.10	—	—
$191.67–$192.90	215,190	—	215,190	9.9	$191.89	—	—

$0.01–$192.90	25,605,501	7,605,222	18,000,279	8.2	$24.41	15,873,821	$10.20

Warrants to Purchase Class B Common and Preferred Stock

During 2004, all outstanding warrants to purchase Class B common and preferred stock were fully exercised by their holders through total cash payments of $21.9 million and by cashless means. The Company ultimately issued 9,522,316 shares of Class B common stock under these transactions. These amounts include the exercise of a redeemable preferred stock warrant to purchase 7,437,452 shares of preferred stock through a cash payment of $21.6 million (see Note 9). No warrants to purchase Class A or Class B common stock were outstanding at December 31, 2004.

Note 11.	401(k) Plan

The Company has a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401 (k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 60 % of their eligible compensation, subject to certain limitations. The Company matches employee contributions up to $2,200. Employee and Company contributions are fully vested when contributed. The Company contributed approximately $663,000, $1.7 million and $4.4 million during 2002, 2003 and 2004, respectively.

Note 12.	Income Taxes

Income before income taxes included income (loss) from foreign operations of approximately $500,000, $(6.5) million and $(42.3) million for 2002, 2003 and 2004.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2002	2003	2004
Current:
Federal	$74,081	$187,686	$215,503
State	19,683	52,336	68,004
Foreign	1,367	965	1,581

Total	95,131	240,987	285,088
Deferred:
Federal	(8,504)	712	(18,310)
State	(1,368)	(693)	(15,663)
Foreign	—	—	—

Total	(9,872)	19	(33,973)

Provision for income taxes	$85,259	$241,006	$251,115

The reconciliation of federal statutory income tax rate to the Company’s effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2002	2003	2004
Expected provision at federal statutory rate, 35%	$64,720	$121,329	$227,582
State taxes, net of federal benefit	11,905	33,568	34,022
Stock based compensation expense	7,572	79,764	97,561
Disqualifying dispositions of incentive stock options			(36,221)
Deferred tax assets on non-qualified stock options			(78,858)
Foreign rate differential	—	3,249	16,370
In process research and development	—	4,066	3,970
Federal research credit utilization	(1,528)	(2,433)	(6,317)
Other individually immaterial items	2,590	1,463	(6,994)

Provision for income taxes	$85,259	$241,006	$251,115

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2003	2004
Deferred tax assets:
Net operating loss carryforwards	$482	$48
Deferred compensation	5,661	68,242
State taxes	15,947	6,090
Deferred revenue	775	2,046
Accruals and reserves not currently deductible	4,684	15,574
Tax credits	291	—
Other	28	—

Total deferred tax assets	27,868	92,000
Deferred tax liabilities:
Depreciation	(15,778)	(46,076)
Identified intangibles	(8,223)	(9,885)
Other	(272)	(4,986)

Total deferred tax liabilities	(24,273)	(60,947)

Net deferred tax assets	$3,595	$31,053

The American Jobs Creation Act of 2004 (the Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during either 2004 or 2005. The Company did not elect this provision in 2004; therefore the period during which the qualifying distributions can be made is 2005. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by the Company’s chief executive officer and approved by the Company’s board of directors. Certain other criteria in the Act must be satisfied as well.

No provision has been made for federal income taxes on $4.9 million of gross cumulative unremitted earnings through December 31, 2004 of the Company’s foreign subsidiaries since the Company plans to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, then the Company would be subject to U.S. income taxes (subject to an adjustment for foreign tax credits) on such earnings.

At December 31, 2004, the Company had state net operating loss carryforwards of approximately $837,000.

Note 13.	Information about Geographic Areas

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by geography are based on the billing address of the advertiser. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2002	2003	2004
Revenues:
United States	$341,570	$1,038,409	$2,119,043
International	97,938	427,525	1,070,180

Total revenues	$439,508	$1,465,934	$3,189,223

	As of December 31,
	2002	2003	2004
Long-lived assets:
United States	$55,009	$267,348	$552,857
International	87	43,876	67,029

Total long-lived assets	$55,096	$311,224	$619,886

Note 14.	Subsequent Events

Rescission Offer

In January 2005, without admitting or denying the Securities and Exchange Commission’s (SEC) findings that it violated federal securities laws related to the issuance of certain shares and options prior to the initial public offering under the Company’s 1998 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2) and 2003 Stock Plan (No. 3), the Company and its General Counsel consented to an order from the SEC that it cease and desist from violating or causing violations of federal securities laws. This consent resolves all of the SEC’s concerns arising from its inquiry into this matter. In addition, in January 2005, without admitting or denying that it violated California state securities laws related to the issuance of certain shares and options under the foregoing stock plans, the Company consented to an order from the California Corporations Commissioner (California Commissioner) that it desist and refrain from the further offer or sale in the State of California of securities, unless and until qualification has been made under the law, or unless the Company is otherwise exempt from qualification. This consent resolves all of the California Commissioner’s concerns arising from its inquiry into this matter. See Note 8.

Magazine Article

In January 2005, the Securities and Exchange Commission confirmed that it would not proceed with any enforcement action against the Company with respect to any possible violation of Section 5 of the Securities Act of 1933 in relation to the Company’s involvement in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” See Note 8.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Annual Report on Form 10-K. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Since 2003 we have invested significant resources to comprehensively document and analyze our system of internal control over financial reporting. We have identified areas requiring improvement, and we are in the process of designing enhanced processes and controls to address issues identified through this review. Areas of improvement include streamlining and standardizing our domestic and international billing and other processes, further limiting internal access to certain data systems and continuing to improve coordination and communication across business functions. We plan to continue this initiative as well as prepare for our first management report on internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 for the annual period ending December 31, 2005, which may result in changes to our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Corporate Governance Matters—Code of Conduct” in our Proxy Statement for our 2005 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2004.

The information required by this item concerning our executive officers is set forth in Part I, Item 1— “Business” of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Election of Directors—Director Compensation” and “Executive Compensation” in the Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in the Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Consolidated Financial Statements

The following documents are filed as part of this Annual Report on Form 10-K:

2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended December 31, 2002	$1,560	$7,024	$(6,287)	$2,297
Year ended December 31, 2003	$2,297	$6,106	$(3,733)	$4,670
Year ended December 31, 2004	$4,670	$5,387	$(6,095)	$3,962

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues

3. Exhibits.

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
3.01		Third Amended and Restated Certificate of Incorporation of Registrant as filed August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004
3.02		Amended and Restated Bylaws of Registrant, effective as of August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004
4.01		Investor Rights Agreement dated May 31, 2002	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
4.01.1		Amendment to Investor Rights Agreement dated August 17, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004
4.02		Specimen Class A Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004
4.03		Specimen Class B Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004
10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 12, 2004
10.02	©	1998 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.03		1999 Stock Option/Stock Issuance Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.04	©	2000 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.05		2003 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.06		2003 Stock Plan (No. 2) and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.07		2003 Stock Plan (No. 3) and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.08	©	2004 Stock Plan	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.08.1	©*	2004 Stock Plan – Stock Option Agreement
10.08.2	©*	2004 Stock Plan – Restricted Stock Unit Agreement
10.09		Google Technology Sublease Agreement dated July 9, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.1		Amendment No. 1 to Sublease dated November 18, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.2		Amendment No. 2 to Sublease dated December 17, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.3		Landlord-Subtenant Agreement dated July 9, 2003 by and among WXIII/Amphitheatre Realty, L.L.C., Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.4		Second Amendment to Commercial Lease dated July 9, 2003 by and among WXIII/Amphitheatre Realty, L.L.C., Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.09.5		Amendment to Commercial Lease dated April 19, 2001 by and among the Goldman Sachs Group, Inc., Silicon Graphics, Inc. and Silicon Graphics Real Estate, Inc.	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.6		Lease between the Goldman Sachs Group, Inc. and Silicon Graphics, Inc. dated December 29, 2000	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.7		Nondisturbance and Attornment Agreement between Registrant and WXIII/Amphitheatre Realty, L.L.C.	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.10	†	Amended and Restated License Agreement dated October 13, 2003 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 16, 2004
10.10.1		License Agreement dated July 2, 2001 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004
10.11	©	Employment Agreement dated March 14, 2001 by and between Eric Schmidt and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004
10.12		2003 Equity Incentive Plan and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 26, 2004
10.13		Lifescape Solutions, Inc. 2001 Stock Plan and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-119282)	September 24, 2004
10.14		Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004
10.15		Keyhole, Inc. 2000 Equity Incentive Plan and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-120099)	October 29, 2004
10.16	©	2005 Senior Executive Bonus Plan	Current Report on Form 8-K	February 18, 2005
21.01	*	List of subsidiaries of Registrant
23.01	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2005.

GOOGLE INC.

By:	/s/ ERIC E. SCHMIDT
Eric E. Schmidt
Chairman of the Executive Committee and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric E. Schmidt and George Reyes, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ERIC E. SCHMIDT Eric E. Schmidt	Chairman of the Executive Committee and Chief Executive Officer (Principal Executive Officer)	March 30, 2005

/s/ GEORGE REYES George Reyes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2005

/s/ SERGEY BRIN Sergey Brin	President of Technology, Assistant Secretary and Director	March 30, 2005

/s/ LARRY PAGE Larry Page	President of Products, Assistant Secretary and Director	March 30, 2005

/s/ L. JOHN DOERR L. John Doerr	Director	March 30, 2005

/s/ MICHAEL MORITZ Michael Moritz	Director	March 30, 2005

/s/ K. RAM SHRIRAM K. Ram Shriram	Director	March 30, 2005

Signature	Title	Date

/s/ JOHN L. HENNESSY John L. Hennessy	Director	March 30, 2005

/s/ ARTHUR D. LEVINSON Arthur D. Levinson	Director	March 30, 2005

/s/ PAUL S. OTELLINI Paul S. Otellini	Director	March 30, 2005

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
3.01		Third Amended and Restated Certificate of Incorporation of Registrant as filed August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004
3.02		Amended and Restated Bylaws of Registrant, effective as of August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004
4.01		Investor Rights Agreement dated May 31, 2002	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
4.01.1		Amendment to Investor Rights Agreement dated August 17, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004
4.02		Specimen Class A Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004
4.03		Specimen Class B Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004
10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 12, 2004
10.02	©	1998 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.03		1999 Stock Option/Stock Issuance Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.04	©	2000 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.05		2003 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.06		2003 Stock Plan (No. 2) and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.07		2003 Stock Plan (No. 3) and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.08	©	2004 Stock Plan	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.08.1	©*	2004 Stock Plan – Stock Option Agreement
10.08.2	©*	2004 Stock Plan – Restricted Stock Unit Agreement
10.09		Google Technology Sublease Agreement dated July 9, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.1		Amendment No. 1 to Sublease dated November 18, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.2		Amendment No. 2 to Sublease dated December 17, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.3		Landlord-Subtenant Agreement dated July 9, 2003 by and among WXIII/Amphitheatre Realty, L.L.C., Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.4		Second Amendment to Commercial Lease dated July 9, 2003 by and among WXIII/Amphitheatre Realty, L.L.C., Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.5		Amendment to Commercial Lease dated April 19, 2001 by and among the Goldman Sachs Group, Inc., Silicon Graphics, Inc. and Silicon Graphics Real Estate, Inc.	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.6		Lease between the Goldman Sachs Group, Inc. and Silicon Graphics, Inc. dated December 29, 2000	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004
10.09.7		Nondisturbance and Attornment Agreement between Registrant and WXIII/Amphitheatre Realty, L.L.C.	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.10	†	Amended and Restated License Agreement dated October 13, 2003 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 16, 2004
10.10.1		License Agreement dated July 2, 2001 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004
10.11	©	Employment Agreement dated March 14, 2001 by and between Eric Schmidt and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004
10.12		2003 Equity Incentive Plan and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 26, 2004
10.13		Lifescape Solutions, Inc. 2001 Stock Plan and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-119282)	September 24, 2004
10.14		Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004
10.15		Keyhole, Inc. 2000 Equity Incentive Plan and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-120099)	October 29, 2004
10.16	©	2005 Senior Executive Bonus Plan	Current Report on Form 8-K	February 18, 2005
21.01	*	List of subsidiaries of Registrant
23.01	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.