Form 10-Q
period 2005-03-31
Google Inc.
filed 2005-05-16
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

(650) 253-4000

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

At April 30, 2005, the number of shares outstanding of the registrant’s Class A common stock was 171,218,050 shares and the number of shares outstanding of the registrant’s Class B common stock was 106,558,780 shares.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOOGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2004	As of March 31, 2005
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$426,873	$482,572
Marketable securities	1,705,424	2,024,726
Accounts receivable, net of allowance of $3,962 and $4,452	311,836	371,905
Income taxes receivable	70,509	70,027
Deferred income taxes	19,463	24,966
Prepaid revenue share, expenses and other assets	159,360	184,278

Total current assets	2,693,465	3,158,474
Property and equipment, net	378,916	474,829
Goodwill	122,818	124,485
Intangible assets, net	71,069	61,766
Deferred income taxes, non-current	11,590	363
Prepaid revenue share, expenses and other assets, non-current	35,493	45,282

Total assets	$3,313,351	$3,865,199

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,672	$75,444
Accrued compensation and benefits	82,631	48,598
Accrued expenses and other current liabilities	64,111	71,953
Accrued revenue share	122,544	154,629
Deferred revenue	36,508	41,394
Current portion of equipment leases	1,902	1,310

Total current liabilities	340,368	393,328
Deferred revenue, long-term	7,443	7,091
Liability for stock options exercised early, long-term	5,982	4,796
Other long-term liabilities	30,502	33,122
Stockholders’ equity:
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized at December 31, 2004 and March 31, 2005, 266,917, and 270,574 shares issued and outstanding, excluding 7,605 and 6,396 shares subject to repurchase at December 31, 2004 and March 31, 2005	267	271
Additional paid-in capital	2,582,352	2,673,131
Deferred stock-based compensation	(249,470)	(200,906)
Accumulated other comprehensive income (loss)	5,436	(5,298)
Retained earnings	590,471	959,664

Total stockholders’ equity	2,929,056	3,426,862

Total liabilities and stockholders’ equity	$3,313,351	$3,865,199

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2004	2005
	(unaudited)
Revenues	$651,623	$1,256,516
Costs and expenses:
Cost of revenues	315,398	545,208
Research and development	35,019	79,412
Sales and marketing	47,904	82,952
General and administrative	21,506	57,266
Stock-based compensation(1)	76,473	48,908

Total costs and expenses	496,300	813,746

Income from operations	155,323	442,770
Interest income and other, net	300	13,686

Income before income taxes	155,623	456,456
Provision for income taxes	91,650	87,263

Net income	$63,973	$369,193

Net income per share:
Basic	$0.42	$1.39

Diluted	$0.24	$1.29

Number of shares used in per share calculations:
Basic	151,084	266,106

Diluted	264,183	286,612

(1) Stock-based compensation is allocated as follows (see Note 1)

	Three Months Ended March 31,
	2004	2005
Cost of revenues	$5,076	$1,573
Research and development	46,265	29,299
Sales and marketing	14,146	6,536
General and administrative	10,986	11,500

	$76,473	$48,908

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2004	2005
	(unaudited)
Operating activities
Net income	$63,973	$369,193
Adjustments:
Depreciation and amortization of property and equipment	21,286	46,478
Amortization of intangibles and warrants	2,389	9,715
Stock-based compensation	76,473	48,908
Tax benefits from stock-based award activity and other	—	77,377
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(24,815)	(60,069)
Income taxes, net	73,060	6,044
Prepaid revenue share, expenses and other assets	(4,040)	(29,571)
Accounts payable	(8,394)	42,694
Accrued expenses and other liabilities	(3,265)	(17,767)
Accrued revenue share	10,507	32,085
Deferred revenue	871	4,535

Net cash provided by operating activities	208,045	529,622

Investing activities
Purchases of property and equipment	(86,037)	(142,391)
Purchase of marketable securities	(190,391)	(1,160,160)
Maturities and sales of marketable securities	172,585	835,223
Purchases of intangible and other assets	(3,000)	(5,000)

Net cash used in investing activities	(106,843)	(472,328)

Financing activities
Proceeds from exercise of stock options, net	4,914	4,097
Payments of principal on capital leases and equipment loans	(1,204)	(592)

Net cash provided by financing activities	3,710	3,505

Effect of exchange rate changes on cash and cash equivalents	(2,553)	(5,100)

Net increase in cash and cash equivalents	102,359	55,699
Cash and cash equivalents at beginning of year	148,995	426,873

Cash and cash equivalents at end of period	$251,354	$482,572

Supplemental disclosures of cash flow information
Cash paid for interest	$255	$93

Cash paid for income taxes	$19,131	$396

Acquisition related activities:
Issuance of equity in connection with acquisitions, net of deferred stock-based compensation	$—	$2,011

See accompanying notes.

GOOGLE INC.

NOTES TO

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Google Inc. and Summary of Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We offer highly targeted advertising solutions, global Internet search solutions through our own destination Internet site and intranet solutions via an enterprise search appliance.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Google and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of income and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position at March 31, 2005, and our results of operations and our cash flows for the three months ended March 31, 2004 and 2005. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K filed on March 30, 2005.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, fair value of marketable securities and investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues (in thousands):

	Three Months Ended March 31,
	2004	2005
	(unaudited)
Advertising revenues:
Google web sites	$303,532	$656,997
Google Network web sites	333,752	584,115

Total advertising revenues	637,284	1,241,112
Licensing and other revenues	14,339	15,404

Revenues	$651,623	$1,256,516

In the first quarter of 2000, we introduced our first advertising program through which we offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages and we recognized revenue at the time these ads appeared. In the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. AdWords advertisers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords exclusively on a cost-per-click basis, so that an advertiser pays us only when a user clicks on one of its ads. Adwords is also available through our direct sales force. We recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results on Google web sites. Effective January 1, 2004, we offered a single pricing structure to all of our advertisers based on the AdWords cost-per-click model.

Google AdSense is the program through which we distribute our advertisers’ text-based ads for display on the web sites of the Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results or on the content pages of our Google Network members’ web sites. This revenue is reported gross primarily because we are the primary obligor to our advertisers.

We generate fees from search services through a variety of contractual arrangements, which include per-query search fees and search service hosting fees. Revenues from set-up and support fees and search service hosting fees are recognized on a straight-line basis over the term of the contract, which is the expected period during which these services will be provided. Our policy is to recognize revenues from per-query search fees in the period queries are made and results are delivered.

We provide search services pursuant to certain AdSense agreements. We believe that search services and revenue share arrangements represent separate units of accounting pursuant to EITF 00-21 Revenue Arrangements with Multiple Deliverables. These separate services are provided simultaneously to the Google Network member and are recognized as revenues in the periods provided.

We also generate fees from the sale and license of our Search Appliance, which includes hardware, software and 12 to 24 months of post-contract support. As the elements are not sold separately, sufficient vendor-specific objective evidence does not exist for the allocation of revenue. As a result, the entire fee is recognized ratably over the term of the post-contract support arrangement in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended.

Deferred revenue is recorded when payments are received in advance of our performance in the underlying agreement on the accompanying condensed consolidated balance sheets.

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to Google Network members, as well as to partners who direct search queries to our web site. These amounts are primarily based on revenue share arrangements under which we pay our Google Network members and partners a portion of the fees we receive from our advertisers. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to a Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners .. These amounts are amortized on a straight-line basis over the related term of the agreement. Traffic acquisition costs were $271.0 million and $461.8 million in the three months ended March 31, 2004 and 2005.

In addition, cost of revenues consists of the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees relating to processing customer transactions as well as expenses related to the amortization of purchased and licensed technologies.

Stock-based Compensation

Stock-based compensation consists of amortization of deferred stock-based compensation related to restricted shares, restricted stock units and options to purchase Class A and Class B common stock issued to employees and the values of options to purchase such stock issued to non-employees.

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS 123”), we account for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, deferred compensation for options granted to employees is equal to its intrinsic value, determined as the difference between the exercise price and the value of the underlying stock on the date of grant.

Prior to the initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we applied hindsight within each year or quarter to arrive at reassessed values for the shares underlying these options and recorded deferred stock-based compensation equal to the difference between these reassessed values and the exercise prices. After the initial public offering, we have generally granted options at exercise prices equal to the fair market value of the underlying stock on the date of option grant. We have recorded deferred stock-based compensation for these options equal to any difference between the exercise prices and the fair market values of the underlying stock on the dates of grant.

In connection with restricted shares, restricted stock units and unvested stock options granted to employees, we recorded deferred stock-based compensation costs of $76.1 million and $5.3 million for the three months ended March 31, 2004 and 2005.

Net amortization of deferred stock-based compensation totaled $73.7 million and $43.7 million in the three months ended March 31, 2004 and 2005. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with SFAS 123, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in connection with Selling, Goods or Services (“EITF 96-18”), and Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 28, over the vesting period of each respective restricted share and stock option, generally over four or five years.

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18. Under SFAS 123 and EITF 96-18, we use the Black-Scholes method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

We recorded stock-based compensation expense for the value of stock options earned by non-employees of $2.8 million and $5.2 million in the three months ended March 31, 2004 and 2005. No options that vest over time were granted to non-employees in the three months ended March 31, 2005.

Pro forma information regarding net income has been determined as if we had accounted for our employee stock options under the method prescribed by SFAS 123. The resulting effect on pro forma net income disclosed may not be representative of the effects on net income on a pro forma basis in future years.

Had compensation cost for options granted under the option plans been determined based on the fair value method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2005
	(unaudited)
Net income, as reported	$63,973	$369,193
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	73,717	29,322
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(74,605)	(46,280)

Net income, pro forma	$63,085	$352,235

Net income per share:
As reported—basic	$0.42	$1.39
Pro forma—basic	$0.42	$1.32
As reported—diluted	$0.24	$1.29
Pro forma—diluted	$0.24	$1.23

For purposes of the above pro forma calculation, the value of each option granted through March 31, 2005 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2004	2005
	(unaudited)
Risk-free interest rate	2.20%	3.64%
Expected volatility	75%	40%
Expected life (in years)	3	3
Dividend yield	—	—

The weighted-average fair value of an option granted in the three months ended March 31, 2004 and 2005 was $75.04 and $59.32, using the Black-Scholes pricing model.

Net Income Per Share

We compute net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of Class A and Class B common shares outstanding during the period except that it does not include unvested Class A and Class B common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of Class A and Class B common shares and, if dilutive, potential Class A and Class B common shares outstanding during the period. Potential Class A and Class B common shares consist of the incremental Class A and Class B common shares issuable upon the exercise of stock options and warrants, unvested common shares subject to repurchase or cancellation, restricted stock units and convertible preferred stock. The dilutive effect of outstanding stock options and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2005
	(unaudited)
Basic and diluted net income per share:
Numerator:
Net income	$63,973	$369,193

Denominator:
Weighted average Class A and Class B common shares outstanding	173,737	275,816
Less: Weighted average unvested Class A and Class B common shares subject to repurchase or cancellation	(22,653)	(9,710)

Denominator for basic calculation	151,084	266,106
Effect of dilutive securities
Add:
Weighted average convertible preferred shares	71,662	—
Weighted average stock options and warrants and unvested Class A and Class B common shares subject to repurchase or cancellation	41,437	20,506

Denominator for diluted calculation	264,183	286,612

Net income per share, basic	$0.42	$1.39

Net income per share, diluted	$0.24	$1.29

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. No forward foreign exchange contracts were entered into prior to May 2004.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income (expense) and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at March 31, 2005. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with Euros was $231.0 and $258.5 million at December 31, 2004 and March 31, 2005. There were no other forward foreign exchange contracts outstanding at December 31, 2004 or March 31, 2005.

Effect of a Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R. In accordance with this amendment, we will adopt the requirements of SFAS 123R beginning January 1, 2006.

If we had adopted the provisions of SFAS 123 at the beginning of 2004, net income would have been reduced by approximately $900,000 and $17.0 million in the three months ended March 31, 2004 and 2005 (as shown above). The additional stock-based compensation, net of income taxes, that would have been recognized under SFAS 123 in the three months ended March 31, 2004 (and to a lesser extent, in the three months ended March 31, 2005) is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes method. After the initial public offering, we granted stock options with generally no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have recognized if we had continued to apply APB 25, and significantly greater than the aforementioned additional stock-based compensation, net of income taxes we would have recognized under SFAS 123 in the three months ended March 31, 2004 and 2005. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions used for estimating the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method. If we had used the individual award method, our net income in the three months ended March 31, 2005 may have been reduced further than the aforementioned $17.0 million reduction in the three months ended March 31, 2005 had we adopted the provisions of SFAS 123.

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

These tax benefits shall be determined based on the individual award method. In addition, cash outflows from operating activities must include the cash that would have been paid for income taxes if increases in the value of equity instruments issued under share-based arrangements had not been deductible in determining taxable income in excess of any related stock-based compensation recognizable for financial reporting purposes. The above amounts are the same. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in the three months ended March 31, 2005 (there was no such benefit in the three months ended March 31, 2004). The change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123R.

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	As of December 31, 2004	As of March 31, 2005
		(unaudited)
Cash and cash equivalents	$426,873	$482,572

Marketable securities:
Municipal securities	1,616,684	1,975,767
U.S. corporate securities	83,577	28,572
U.S. government notes	5,163	20,387

Total marketable securities	1,705,424	2,024,726

Total cash, cash equivalents and marketable securities	$2,132,297	$2,507,298

We have not experienced any significant realized gains or losses on our investments in the periods presented. Gross unrealized gains and losses at December 31, 2004 and March 31, 2005 were not material.

Note 3. Contingencies

Legal Matters

Magazine Article

Information about us was published in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” This article included quotations from Larry Page and Sergey Brin, and has been reprinted by a number of news media outlets. We do not believe that our involvement in the Playboy Magazine article constitutes a violation of Section 5 of the Securities Act of 1933. However, if our involvement were held by a court to be in violation of the Securities Act, we could be required to repurchase the shares sold to purchasers in our initial public offering at the original purchase price, plus statutory interest from the date of purchase, for a period of one year following the date of the violation. We would contest vigorously any claim that a violation of the Securities Act occurred. We believe there is only a remote possibility that the ultimate outcome with respect to any such claim that might be made would materially adversely affect our operating results, financial position or liquidity.

In January 2005, the Securities and Exchange Commission confirmed that it would not proceed with any enforcement action against us with respect to any possible violation of Section 5 of the Securities Act of 1933 in relation to our involvement in this article.

Other Legal Matters

Certain companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We are also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or recently have litigated similar issues in other cases in the U.S., France, Germany, Italy and Austria. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenues, which could harm our business.

From time to time, we may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark matters noted above), labor and employment claims, breach of contract claims, and other matters.

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, results of operations or financial condition. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Note 4. Information about Geographic Areas

Our chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing addresses of the advertisers. No single foreign country, other than the United Kingdom accounted for more than ten percent of total revenues in either the three months ended March 31, 2004 or 2005. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2004	2005
	(unaudited)
Revenues:
United States	$446,413	$771,812
United Kingdom	76,221	186,215
Rest of the world	128,989	298,489

Total revenues	$651,623	$1,256,516

	As of December 31, 2004	As of March 31, 2005
		(unaudited)
Long-lived assets:
United States	$552,857	$638,575
International	67,029	68,150

Total long-lived assets	$619,886	$706,725

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses

•	that seasonal fluctuations in Internet usage and traditional retail seasonality are likely to affect our business

•	that growth in advertising revenues from our web sites may exceed that from our Google Network members’ web sites

•	regarding our future stock-based compensation charges

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members

•	that our cost of revenues will increase in 2005 as a result of anticipated increases in traffic acquisition and data center costs

•	that research and development, sales and marketing and general and administrative expenses will increase in 2005 and in the future

•	regarding our expansion into international markets and the growth of revenues from our international operations

•	regarding our spending on property and equipment, including costs related to information technology infrastructure expansion

•	regarding our income tax rates and tax liabilities

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed below and under the heading “Factors That Could Affect Future Results” in other documents we file with the Securities and Exchange Commission. The following discussion should be read in conjunction with our Annual Report on Form 10-K filed March 30, 2005, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search, launched in the first quarter of 2002, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ web sites. To date, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites. Some of our Google Network members separately license our web search technology and pay related licensing fees to us. Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. Agreements with our larger members are individually negotiated. The standard agreements have no stated term and are terminable at will. The negotiated agreements vary in duration. Both the standard agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member a portion of the advertiser fees generated by users clicking on ads on the Google Network member’s web site. The standard agreements have uniform revenue share terms. The non-standard agreements vary as to revenue share terms and are heavily negotiated.

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity and quality of our search results.

•	The number and type of searches initiated at our web sites.

•	The number and type of searches initiated at, as well as the number of visits to and the content of, our Google Network members’ web sites.

•	The advertisers’ return on investment (ad cost per sale or cost per conversion) from advertising campaigns on our web sites or our Google Network members’ web sites compared to other forms of advertising.

•	The number of advertisers and the diversity of items advertised.

•	The total and per click advertising spending budgets of each advertiser.

•	The monetization of (or generation of revenues) from traffic on our web sites and our Google Network members’ web sites.

We believe that the monetization of traffic on our web sites and our Google Network members’ web sites is affected by the following factors:

•	The relevance and quality of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The number and prominence of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The rate at which our users and users of our Google Network members’ web sites click on advertisements.

•	Our minimum fee per click, which is currently $0.05.

Advertising revenues made up 98% and 99% of our revenues in the three months ended March 31, 2004 and 2005. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. Consequently, we believe that our sequential quarterly revenue growth rate in the first quarter of 2005 will not be sustainable in future periods. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience, and therefore steps we take to improve the relevance of the ads displayed on our web sites, such as removing ads that generate low click-through rates, could negatively affect our near-term advertising revenues.

Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the spring and summer months, and commercial queries typically increase significantly in the fourth calendar quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Prior to the second quarter of 2004, these seasonal trends may have been masked by the substantial quarter over quarter growth of Internet traffic focused on commercial transactions and ultimately by the substantial quarter over quarter growth in our revenues.

Our operating margin was significantly higher in the three months ended March 31, 2005 (35.2%) compared to the three months ended December 31, 2004 (29.3%) primarily due to a decrease in stock-based compensation and research and development expenses as a percentage of revenues (the latter due primarily to a $10.4 million in-process research and development charge in the fourth quarter of 2004 associated with an acquisition we made during that period), and because a greater portion of our revenues came from our web sites compared to our Google Network members’ web sites. From the inception of the Google Network in 2002 through the first quarter of 2004, the growth in advertising revenues from our Google Network members’ web sites exceeded that from our web sites. This resulted in an increase in the portion of our revenues from our Google Network members’ web sites compared to our own web sites, which had a negative impact on operating margins. The operating margin we realize on revenues generated from ads placed on our Google Network Members’ websites through our AdSense program is significantly lower than revenue generated from ads placed on our web sites. This lower operating margin arises because most of the advertiser fees from our AdSense agreements are shared with our Google Network members, leaving only a portion of these fees for us. However, beginning in the second quarter of 2004, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. We expect that this will continue in the foreseeable future, although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

Our operating margin may experience downward pressure in the future as we build the necessary employee and systems infrastructures required to manage our anticipated growth. We expect that the growth rate of our costs and expenses may exceed the growth rate of our revenues during 2005 and beyond. We have experienced and expect to continue to experience substantial growth in our operations as we seek to expand our user, advertiser and Google Network member bases and continue to expand our presence in international markets. This growth has required us to continually hire new personnel and make substantial investments in property and equipment. Our full-time employee headcount has grown from 3,021 at December 31, 2004 to 3,482 at March 31, 2005. Also, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $86.0 million in the three months ended March 31, 2004 to $142.3 million in the three months ended March 31, 2005. We expect to spend over $600 million on property and equipment, including information technology infrastructure, to manage our operations during 2005, however, we may spend less depending on the availability of suitable property and equipment. As a result, our spending between periods may fluctuate significantly. Management of this growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively.

We are increasingly generating a larger portion of our revenues from our international operations. Our international revenues have grown as a percentage of our total revenues to 39% in the three months ended March 31, 2005 from 31% in the three months ended March 31, 2004, and from 35% in the three months ended December 31, 2004. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs in international markets, an increase in our direct sales resources and customer support operations in international markets and our continued progress in developing versions of our products tailored for these markets.

We currently anticipate that our effective tax rate will decrease to approximately 30% in 2005 from 39% in 2004, primarily because we expect that our Irish subsidiary will recognize proportionately more of our earnings in 2005 as compared to 2004, and such earnings are taxed at a lower statutory tax rate than in the U.S. However, if future earnings recognized by our Irish subsidiary are not as proportionately great as we expect, our effective tax rate will be higher than we currently expect.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31, 2004	December 31, 2004	Mar 31, 2005
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	48.4	44.0	43.4
Research and development	5.4	8.5	6.3
Sales and marketing	7.4	7.4	6.6
General and administrative	3.3	5.0	4.6
Stock-based compensation	11.7	5.8	3.9

Total costs and expenses	76.2	70.7	64.8

Income from operations	23.8	29.3	35.2
Interest income and other, net	0.1	0.7	1.1

Income before income taxes	23.9	30.0	36.3
Provision for income taxes	14.1	10.2	6.9

Net income	9.8%	19.8%	29.4%

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Three Months Ended
	March 31, 2004	December 31, 2004	March 31, 2005
	(unaudited)
	(in thousands)
Advertising revenues:
Google web sites	$303,532	$530,387	$656,997
Google Network web sites	333,752	489,993	584,115

Total advertising revenues	637,284	1,020,380	1,241,112
Licensing and other revenues	14,339	11,121	15,404

Revenues	$651,623	$1,031,501	$1,256,516

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended
	March 31, 2004	December 31, 2004	March 31, 2005
	(unaudited)
Advertising revenues:
Google web sites	47%	51%	52%
Google Network web sites	51	48	47

Total advertising revenues	98	99	99
Google web sites as % of advertising revenues	48	52	53
Google Network web sites as % of advertising revenues	52	48	47
Licensing and other revenues	2%	1%	1%

Growth in our revenues from the three months ended March 31, 2004 to the three months ended March 31, 2005 and from the three months ended December 31, 2004 to the three months ended March 31, 2005 resulted primarily from growth in advertising revenues from ads on our web sites and growth from ads on our Google Network members’ web sites. This increase was the result of increases in the number of paid clicks rather than from changes in the average fees realized. The increase in the number of paid clicks was due to an increase in aggregate traffic both on our web sites and those of our Google Network members and improvements in our ability to monetize increased traffic on our web sites.

Our sequential quarterly growth rate decreased from 28.0% for the three months ended September 30, 2004 to the three months ended December 31, 2004 to 21.8% for the three months ended December 31, 2004 to the three months ended March 31, 2005.

Growth in advertising revenues from our web sites from the three months ended December 31, 2004 to the three months ended March 31, 2005 was $126.6 million or 23.9% compared to $118.7 million or 28.8% from the three months ended September 30, 2004 to the three months ended December 31, 2004. The decrease in the rate of sequential quarter growth is the result of our higher revenue levels and seasonal slowdowns in Internet usage and commercial queries.

Growth in advertising revenues from our Google Network members web sites from the three months ended December 31, 2004 to the three months ended March 31, 2005 was $94.1 million or 19.2% compared to $105.7 million or 27.5% from the three months ended September 30, 2004 to the three months ended December 31, 2004. The increase in AdSense revenue is primarily attributable to more aggregate ads displayed on the content and search result pages of our Google Network members’ web sites, primarily as a result of more active AdSense for content agreements over the three months ended March 31, 2005 compared to the three months ended December 31, 2004, as well as a full quarter of revenues from our partnership with AOL Europe, which commenced in October 2004. The decrease in the rate of sequential quarterly growth is the result of our higher revenue levels and seasonal slowdowns in Internet usage and commercial queries.

Licensing and other revenues increased by $4.3 million or 38.5 % from the three months ended December 31, 2004 to the three months ended March 31, 2005 primarily as a result of higher search queries served by us.

We believe that the increase in the number of paid clicks is the result of the relevance and quality of both the search results and advertisements displayed, which results in more searches, advertisers and Google Network members, and ultimately, more paid clicks. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. In addition, we expect that our revenue growth rate will decrease in the three months ended June 30, 2005 compared to the three months ended March 31, 2005 as a result of seasonal slowdowns in Internet usage and commercial queries.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Three Months Ended
	March 31, 2004	December 31, 2004	March 31, 2005
	(unaudited)
United States	69%	65%	61%
International	31%	35%	39%

The growth in international revenues is the result of our efforts to provide search results to international users and deliver more ads from non-U.S. advertisers. We expect that international revenues will continue to grow as a percentage of our total revenues during 2005 and in future periods. While international revenues accounted for approximately 39% of our total revenues in the three months ended March 31, 2005 and 31% in the three months ended March 31, 2004, more than half of our user traffic came from outside the U.S.

Costs and Expenses

Cost of Revenues. Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to Google Network members, as well as to partners who direct search queries to our web site. These amounts are primarily based on revenue share arrangements under which we pay these Google Network members and partners a portion of the fees we receive from our advertisers. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to a Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. These amounts are amortized on a straight-line basis over the related term of the agreement.

The following table presents our traffic acquisition costs (dollars in millions) and traffic acquisition costs as a percentage of advertising revenues, for the periods presented.

	Three Months Ended
	March 31, 2004	December 31, 2004	March 31, 2005
	(unaudited)
Traffic acquisition costs	$271.0	$377.7	$461.8
Traffic acquisition costs as a percentage of advertising revenues	42.5%	37.0%	37.2%

In addition, cost of revenues consists of the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees related to processing customer transactions, as well as amortization of expenses related to purchased and licensed technologies.

Cost of revenues increased by $91.4 million to $545.2 million (or 43.4% of revenues) in the three months ended March 31, 2005, from $453.8 million (or 44.0% of revenues) in the three months ended December 31, 2004. This increase in dollars was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $84.1 million primarily resulting from more advertiser fees generated through our AdSense program and an increase in data center costs of $3.5 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods.

Traffic acquisition costs as a percentage of advertising revenues increased slightly from 37.0% in the three months ended December 31, 2004 to 37.2% in the three months ended March 31, 2005. The reason for this increase was primarily due to revenue share arrangements that we recently entered into with certain partners under which we share a portion of the advertising fees that we earn from paid clicks derived from search queries these partners direct to our web sites. This increase was substantially offset by an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, and by an increase in the proportion of our AdSense revenue coming from agreements with more favorable revenue share arrangements.

Cost of revenues increased by $229.8 million to $545.2 million (or 43.4% of revenues) in the three months ended March 31, 2005, from $315.4 million (or 48.4% of revenues) in the three months ended March 31, 2004. This increase in dollars was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $190.8 million primarily resulting from more advertiser fees generated through our AdSense program and an increase in data center costs of $22.0 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods. In addition, there was an increase in credit card and other transaction processing fees of $7.7 million resulting from more advertiser fees generated through AdWords and an increase in the amortization of developed technology of $4.1 million resulting from acquisitions in the prior year.

We expect cost of revenues to continue to increase in dollars in 2005 compared to 2004, primarily as a result of forecasted increases in traffic acquisition costs, and in our data center costs required to manage increased traffic, advertising transactions and new products and services. However, traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including (i) the relative growth rates of revenue from our web sites and from our Google Network members’ web sites, (ii) whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements, and (iii) whether we share with existing and new partners proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our web sites.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses decreased by $8.0 million to $79.4 million (or 6.3% of revenues) in the three months ended March 31, 2005, from $87.4 million (or 8.5% of revenues) in the three months ended December 31, 2004. This decrease was primarily due to a $10.4 million in in-process research and development expenses we recognized in the three months ended December 31, 2004 associated with an acquisition we made during that period. The decrease was partially offset by an increase in labor related costs of $1.2 million as a result of a 21% increase in research and development headcount, however, this increase in labor related costs was substantially offset by a disproportionately large increase to our annual bonus accrual recorded in the three months ended December 31, 2004 as a result of our better than expected 2004 financial performance. In addition, depreciation and related expenses increased by $1.9 million primarily as a result of additional information technology assets purchased over the six months ended March 31, 2005.

Research and development expenses increased by $44.4 million to $79.4 million (or 6.3% of revenues) in the three months ended March 31, 2005, from $35.0 million (or 5.4% of revenues) in the three months ended March 31, 2004. This increase was primarily due to an increase in labor and facilities related costs of $31.7 million as a result of a 103% increase in research and development headcount. In addition, depreciation and related expenses increased by $8.7 million primarily as a result of additional information technology assets purchased over the fifteen-month period ended March 31, 2005.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2005 and future periods because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures.

Sales and marketing expenses increased $6.9 million to $83.0 million (or 6.6% of revenues) in the three months ended March 31, 2005, from $76.1 million (or 7.4% of revenues) in the three months ended December 31, 2004. This increase in dollars was primarily due to an increase of $3.4 million in promotional and advertising expenses as a result of our on-going efforts to secure new—and to provide support to our existing—users, advertisers and Google Network members, on a worldwide basis. The remaining increase was primarily due to expenses associated with our annual sales conference held in the first quarter of 2005, partially offset by a disproportionately large increase to our annual bonus accrual recorded in the three months ended December 31, 2004 as a result of our better than expected 2004 financial performance.

Sales and marketing expenses increased $35.1 to $83.0 million (or 6.6% of revenues) in the three months ended March 31, 2005, from $47.9 million (or 7.4% of revenues) in the three months ended March 31, 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $20.8 million mostly as a result of a 70% increase in sales and marketing headcount. In addition, promotional and advertising expenses increased $7.3 million and travel-related expenses increased $1.4 million. The increase in sales and marketing personnel, promotional and advertising, and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis. The increase was also a result of increased expenses associated with our annual sales conference in 2005 compared to 2004.

We anticipate sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in 2005 and future periods as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to add support personnel to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel and increase promotional and advertising expenditures, such as toolbar distributions, to support our worldwide expansion.

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

General and administrative expenses increased $5.5 million to $57.3 million (or 4.6% of revenues) in the three months ended March 31, 2005, from $51.8 million (or 5.0% of revenues) in the three months ended December 31, 2004. This increase was primarily due to an increase in labor and facilities related costs of $4.1 million, primarily as a result of a 17% increase in headcount. In addition, equipment related expenses increased by $1.3 million as a result of the increase of headcount.

General and administrative expenses increased $35.8 million to $57.3 million (or 4.6% of revenues) in the three months ended March 31, 2005, from $21.5 million (or 3.3% of revenues) in the three months ended March 31, 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $19.4 million, primarily as a result of a 83% increase in headcount, an increase in professional services fees of $9.2 million and an increase in the amortization of intangibles of $2.8 million The additional personnel, professional services fees and depreciation and related expenses are the result of the growth of our business.

As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2005 and in future periods. In addition, contributions made by us to charitable and other organizations are expected to increase in dollar amount and as a percentage of revenues in 2005 compared to 2004.

Stock-Based Compensation. Prior to the date of our initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options. We recorded the difference between the exercise price of an option awarded to an employee and the reassessed value of the underlying shares on the date of grant as deferred stock-based compensation. The determination of the reassessed value of stock underlying options is discussed in detail below in Critical Accounting Policies and Estimates—Stock-Based Compensation. We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods, generally four or five years. After the initial public offering, options have been generally granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant and, accordingly, little or no related stock-based compensation will be recognized under the current accounting rules. Also, in the fourth quarter of 2004, we granted restricted stock units to certain employees. In addition, in the past we have awarded options to non-employees to purchase our common stock. Stock-based compensation related to non-employees is measured on a fair-value basis using the Black-Scholes valuation model as the options are earned.

Stock-based compensation decreased $10.6 million to $48.9 million (or 3.9% of revenues) in the three months ended March 31, 2005 from $59.5 million (or 5.8% of revenues) in the three months ended December 31, 2004. The decrease was due to less amortization of deferred stock-based compensation amounts from prior periods. This decrease in dollars was partially offset by an additional $1.0 million of stock-based compensation that we recognized in the three months ended March 31, 2005 compared to the three months ended December 31, 2004 related to $12.0 million of restricted stock units granted in the three months ended December 31, 2004. These restricted stock units are recognized as stock-based compensation on an accelerated basis over the related vesting period of four years.

Stock-based compensation in the three months ended March 31, 2005 decreased $27.6 million to $48.9 million (or 3.9% of revenues) from $76.5 million (or 11.7% of revenues) in the three months ended March 31, 2004. The decrease was primarily driven by a decrease in the level of stock option grants during the first quarter of 2005 and the immediate preceding quarters, as well as a substantial decrease in the intrinsic value of these options on the dates of grant, compared to the first quarter of 2004 and the immediate preceding quarters. After the initial public offering, options were generally granted at exercise prices equal to the fair market value of the underlying stock on the date of grant. As a result, these options were granted at no intrinsic value and, accordingly, no related stock-based compensation will be recognized under the current accounting rules.

Based on our balance sheet at March 31, 2005, we expect to amortize stock-based compensation of $97.8 million over the nine months ended December 31, 2005, $70.0 million in 2006, $25.7 million in 2007, $5.7 million in 2008, $1.3 million in 2009 and $0.4 million thereafter. These amounts assume the continued employment throughout the referenced periods of the recipient of the options that gave rise to the deferred stock-based compensation. These amounts do not include stock-based compensation related to:

•	restricted stock or restricted stock units that have been and may be granted to employees subsequent to March 31, 2005 (we expect restricted stock units of significantly greater dollar value on the date of grant to be issued to our employees in 2005 and future periods compared to the $12.0 million of restricted stock units issued in 2004).

•	the effect of changes to the stock-based accounting rules as set forth under Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which we will adopt beginning January 1, 2006 (for additional discussion regarding the expected effect of this pronouncement, see Effect of a Recent Accounting Pronouncement included elsewhere in this report).

•	options that have been or may be granted to non-employees.

•	options that may be granted to employees and directors subsequent to March 31, 2005 at exercise prices less than the fair market value on the date of grant.

At December 31, 2004, there were 302,950 unvested options held by non-employees with a weighted-average exercise price of $0.52 and a weighted-average 36 months remaining vesting period. These options generally vest on a monthly and ratable basis. Depending on the fair market value of these options on their vesting dates, the related charge could be significant during 2005 and subsequent periods. We recognized $2.8 million, $4.6 million and $5.0 million of stock-based compensation related to these options that vest over time in the three months ended March 31, 2004, December 31, 2004 and March 31, 2005. No options that vest over time were granted to non-employees in the three months ended March 31, 2005.

See Note 1 of Notes to Condensed Consolidated Financial Statements, as well as Critical Accounting Policies and Estimates and Effect of a Recent Accounting Pronouncement, included at the beginning of this report for additional information about stock-based compensation.

Interest Income and Other, Net

Interest income and other of $13.7 million in the three months ended March 31, 2005 was primarily the result of $11.7 million of interest income earned on cash, cash equivalents and marketable security balances. In addition, we recognized $2.4 million of net foreign exchange gains that resulted from (i) the forward contracts that we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. These income sources were also offset by approximately $300,000 of realized losses on sales of marketable securities and approximately $100,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Interest income and other of $300,000 in the three months ended March 31, 2004 was primarily the result of $1.2 million of interest income earned on cash, cash equivalents and marketable security balances and approximately $100,000 of realized gains on sales of marketable securities. These income sources were offset by approximately $700,000 of net foreign exchange losses that resulted from the net monetary assets denominated in currencies other than the local currencies and by approximately $300,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Provision for Income Taxes

Our provision for income taxes decreased to $87.3 million, or an effective tax rate of 19% in the three months ended March 31, 2005, from $106.1 million, or an effective tax rate of 34% in the three months ended December 31, 2004. These decreases were primarily because proportionately more of our earnings in 2005 compared to 2004 are expected to be recognized by our Irish subsidiary and such earnings are taxed at a lower statutory tax rate than in the U.S. We expect our effective tax rate to be approximately 30% for 2005. However, if future earnings recognized by our Irish subsidiary are not at the levels we expect, our effective tax rate will be higher than our expectations.

In addition, we realized a $48.5 million reduction to our provision for income taxes in the three months ended March 31, 2005, as a result of disqualifying dispositions related to cumulative stock-based compensation recognized for all of our incentive stock options compared to a $42.2 million reduction in the three months ended December 31, 2004. We do not expect further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur after the first quarter of 2005 related to incentive stock options currently outstanding. Furthermore, we do not expect to grant a significant number of incentive stock options in the foreseeable future. For additional discussion regarding the accounting for disqualifying dispositions on incentive stock options, see Critical Accounting Policies and Estimates included elsewhere in this report.

Our provision for income taxes decreased to $87.3 million, or an effective tax rate of 19% in the three months ended March 31, 2005 from $91.7 million, or an effective tax rate of 59% in the three months ended March 31, 2004, primarily due to the reasons noted above and as a result of lower stock-based compensation charges in relation to income before income taxes. Prior to our initial public offering in August 2004, no reductions were made to our provision for income taxes related to stock-based compensation.

Liquidity and Capital Resources

In summary, our cash flows were:

	Three Months Ended March 31,
	2004	2005
	(in thousands)
Net cash provided by operating activities	$208,045	$529,622
Net cash used in investing activities	(106,843)	(472,328)
Net cash provided by financing activities	3,710	3,505

As a result of the completion of our initial public offering in August 2004, we raised $1,161.1 million of net proceeds. At March 31, 2005, we had $2,507.3 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of U.S. corporations, municipalities in the U.S. and the U.S. government and its agencies. Note 2 of Notes to Condensed Consolidated Financial Statements included as part of this report describes further the composition of our marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At March 31, 2005 and December 31, 2004, we had unused letters of credit for approximately $14.4 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to the extent necessary to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, tax benefits from stock-based award activity and other and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2005 was $529.6 million and consisted of net income of $369.2 million, adjustments for non-cash items of $182.4 million and offset by $22.0 million used in working capital and other activities. Adjustments for non-cash items primarily included $46.5 million of depreciation and amortization expense on property and equipment and $48.9 million of stock-based compensation. In addition, adjustments for non-cash items included $77.4 million of tax benefits from stock-based award activity and other, which represents a portion of the $151.8 million of income taxes receivable that we recorded over the first quarter of 2005 related to the exercise, sale or vesting of these awards. Working capital activities primarily consisted of an increase of $60.1 million in accounts receivable due to the growth in fees billed to our advertisers. This was partially offset by an increase of $42.7 million in accounts payable due to the increase in purchases of property and equipment.

Cash provided by operating activities in the three months ended March 31, 2004 was $208.0 million and consisted of net income of $64.0 million, adjustments for non-cash items of $100.1 million and $43.9 million used by working capital and other activities. Working capital and other activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $73.1 million. This was partially offset by an increase of $24.8 million in accounts receivable due to the growth in fees billed our advertisers.

As we expand our business internationally, we may offer payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, now that we have become a public company, our cash-based compensation per employee has increased and will likely continue to increase (in the form of variable bonus awards and other incentive arrangements) in order to retain and attract employees.

In addition, new accounting rules will require that cash benefits resulting from the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements be included as part of cash flows from financing activities rather than from operating activities. This change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of these new rules. See Effect of a Recent Accounting Pronouncement included elsewhere in this report.

Cash used in investing activities in the three months ended March 31, 2005 of $472.3 million was attributable to net purchases of marketable securities of $324.9 million, capital expenditures of $142.4 million and cash consideration used in other investments of $5.0 million. Cash used in investing activities in the three months ended March 31, 2004 of $106.8 million was attributable to capital expenditures of $86.0 million, net purchases of marketable securities of $17.8 million and net cash consideration used in other asset purchase of $3.0 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in Internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure. We expect to spend over $600 million on property and equipment, including information technology infrastructure comprised primarily of production servers and network equipment, to manage and grow our operations during 2005.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments in 2005. Through these acquisitions and investments, we acquire engineering teams and technologies that we believe will help us expand and grow our business.

Cash provided by financing activities in the three months ended March 31, 2005 of $3.5 million was due primarily to net proceeds from the issuance of common stock pursuant to stock option exercises of $4.1 million, net of repurchases, offset by repayment of equipment loan and lease obligations of $600,000. Cash provided by financing activities in the three months ended March 31, 2004 of $3.7 million was due to proceeds from the issuance of common stock pursuant to stock option exercises of $4.9 million, net of repurchases, offset by repayment of equipment loan and lease obligations of $1.2 million.

Contractual Obligations

We are obligated under certain agreements to make guaranteed minimum revenue share payments to Google Network members and certain partners based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At March 31, 2005, our aggregate outstanding non-cancellable minimum guarantee commitments totaled $431.3 million through 2008 compared to $462.9 million at December 31, 2004.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with our board of directors.

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

We have accounted for stock options issued to our employees and directors using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The alternative is the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. If we had used the fair value method, our net income would have been reduced by approximately $900,000 and $17.0 million in the three months ended March 31, 2004 and 2005. These amounts are substantially less than the differences the separate application of these two methods would have on net income in future periods. This is primarily because the differences between the fair values of options granted prior to our initial public offering determined using the Black Scholes method and the related reassessed intrinsic values on the dates of grant were generally insignificant; whereas these differences were, and are expected to continue to be, significant for options granted after the initial public offering. Also, the assumptions we make under the Black Scholes method, such as stock-price volatility, will have a significant effect on the determination of the fair value of options granted after the initial public offering. For instance, prior to the fourth quarter of 2004, our assumptions about stock price volatility were generally based on the volatility rates of comparable public companies. However, beginning in the fourth quarter of 2004, we based our assumptions about stock-price volatility not only on the stock-price volatility of comparable companies, but also on the historical trading data for our stock and the implied volatility of publicly traded options to buy our stock with a term of at least one year. The volatility rates used in the fourth quarter of 2004 and the first quarter of 2005 were substantially less than that used in prior periods, which resulted in the determination of a lower fair value for options granted in those quarters than would have otherwise been determined. These rates may or may not reflect our stock-price volatility after we have been a publicly held company for a meaningful period of time. See Note 1 of Notes to

Condensed Consolidated Financial Statements for additional information about stock-based compensation, as well as the anticipated effects on our financial results after our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning January 1, 2006.

Accounting for Stock-Based Awards to Non-employees

We measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value (for periods before the initial public offering) or the fair market value (for periods after the initial public offering) of the underlying stock, the expected stock price volatility, the expected life of the option, the risk-free interest rate and the dividend yield. As discussed above, the reassessed value of the underlying stock were based on assumptions of matters that are inherently highly uncertain and subjective. Our assumptions about stock-price volatility are generally based on the volatility rates of comparable publicly held companies for all periods prior to the fourth quarter of 2004. However, beginning in the fourth quarter of 2004, our assumptions also consider the historical trading data for our stock and the implied volatility of publicly traded options to buy our stock with a term of at least one year. These rates may or may not reflect our stock-price volatility after we have been a publicly held company for a meaningful period of time. If we had made different assumptions about the reassessed value of our stock or stock-price volatility rates, the related stock-based compensation expense and our net income and net income per share amounts could have been significantly different.

Incentive Stock Option “Disqualifying Dispositions”

The recipient of an incentive stock option must hold the resultant shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, then all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If we include this profit in an individual’s taxable compensation, then we can deduct it as compensation expense on our corporate tax return. These benefits have been recorded as an increase to our income taxes receivable, which will ultimately improve our net cash provided by operating activities. In addition, we have applied the portfolio method to determine the portion of this benefit that is recorded as a reduction to our provision for income taxes as it is more practicable than the alternative individual award method discussed below. Under the portfolio method, to the extent the cumulative stock-based compensation recognized related to all incentive stock options multiplied by the statutory tax rate is greater than the cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related increase to our income taxes receivable. In the fourth quarter of 2004, the increase to our income taxes receivable for disqualifying dispositions equaled the reduction to our provision for income taxes of $42.2 million. In the first quarter of 2005, the increase to our income taxes receivable for disqualifying dispositions of $121.1 million exceeded the reduction to our provision for income taxes of $48.5 million. This difference of $72.6 million was recorded as an increase to additional paid-in capital on our balance sheet. We do not expect for the foreseeable future further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur after the first quarter of 2005 related to incentive stock options currently outstanding.

As mentioned above, an alternative to the portfolio method is the individual award method. Under the individual award method, to the extent the cumulative stock-based compensation recognized under any particular incentive stock option grant multiplied by the statutory tax rate is greater than the related cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related increase to our income taxes receivable for that particular grant. However, once and to the extent the cumulative disqualifying disposition benefit recognized under any particular incentive stock option grant exceeds the related cumulative stock-based compensation multiplied by the statutory tax rate, the disqualifying disposition benefit will be recorded as additional paid-in capital on our balance sheet rather than as a reduction to our provision for income taxes. If we had used the individual award method rather than the portfolio method, the reduction to our provision for income taxes related to disqualifying dispositions may have been less than the $48.5 million realized in the first quarter of 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. Under SFAS 123R, we will be required to use the individual award method to account for any disqualifying dispositions related to any incentive stock options granted after December 31, 2005 (See also Effect of a Recent Accounting Pronouncement, below). We do not expect that the application of this method to our accounting for disqualifying dispositions related to incentive stock options currently outstanding will materially affect our provision for income taxes or our effective tax rate for the foreseeable future after adoption.

Effect of a Recent Accounting Pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R. In accordance with this amendment, we will adopt the requirements of SFAS 123R beginning January 1, 2006.

If we had adopted the provisions of SFAS 123 at the beginning of 2004, net income would have been reduced by approximately $900,000 and $17.0 million in the three months ended March 31, 2004 and 2005. This additional stock-based compensation, net of income taxes that would have been recognized under SFAS 123 in the three months ended March 31, 2004 (and to a lesser extent, in the three months ended March 31, 2005) is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes method. After the initial public offering, we granted stock options with generally no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have recognized if we had continued to apply APB 25, and significantly greater than the aforementioned additional stock-based compensation, net of income taxes we would have recognized under SFAS 123 in the three months ended March 31, 2004 and 2005. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions used for estimating the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method. If we had used the individual award method, our net income may have been reduced further than the approximate $17.0 million reduction in the three months ended March 31, 2005 noted above if we had adopted the provisions of SFAS 123.

SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

Finally, SFAS 123R requires that cash inflows from financing activities on our statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. In addition, cash outflows from operating activities must include the cash that would have been paid for income taxes if increases in the value of equity instruments issued under share-based arrangements had not been deductible in determining taxable income in excess of any related stock-based compensation recognizable for financial reporting purposes. The above amounts are the same. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in the three months ended March 31, 2005 (there was no such benefit in the three months ended March 31, 2004). The change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123R.

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

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business as a percentage of our revenues. Our operating margin will also experience downward pressure to the extent the proportion of our revenues generated from our Google Network members increases. The margin on revenue we generate from our Google Network members is generally significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if our Google Network members demand a greater portion of the advertising fees, which could be the result of increased competition for these members.

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

We generated approximately 99% of our revenues in 2004, and in the three months ended March 31, 2005, from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could prevent us from receiving the benefits we receive from our association with these Google Network members, which could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites represented 49% of our revenues in 2004 and 47% of our revenues in the three months ended March 31, 2005. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, America Online, Inc., primarily through our AdSense program, accounted for approximately 12% and 11% of our revenues in 2004 and in the three months ended March 31, 2005, respectively. Also, certain of our key network members operate high-profile web sites, and we derive tangible and intangible benefits from this affiliation. If one or more of these key relationships is terminated or not renewed, and is not replaced with a comparable relationship, our business would be adversely affected.

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

From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. Some of these have resulted in litigation against us. Companies have also filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or have recently litigated similar issues in other cases in the U.S., France, Germany, Italy and Austria.

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

From time to time, concerns may be expressed about whether our products and services compromise the privacy of users and others. Concerns about our collection, use or sharing of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. For example, several groups raised privacy concerns in connection with our Gmail free email service which we announced in April 2004, and these concerns attracted a significant amount of public commentary and attention. The concerns relate principally to the fact that Gmail uses computers to match advertisements to the content of a user’s email message when email messages are viewed using the Gmail service. Privacy concerns have also arisen with products that enable the storage of search histories, facilitate the accelerated delivery of web pages, and provide improved access to personal information that is already publicly available, but that we have made more readily accessible by the public.

Our business is subject to a variety of U.S. and foreign laws that could subject us to claims or other remedies based on the nature and content of the information searched or displayed by our products and services, and could limit our ability to provide information regarding regulated industries and products.

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

The initial option grants to many of our senior management and key employees are fully vested. Therefore, these employees may not have sufficient financial incentive to stay with us, we may have to incur costs to replace key employees who leave, and our ability to execute our business model could be impaired if we cannot replace departing employees in a timely manner.

Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their initial stock option grants. While we often grant additional stock options to management personnel and other key employees after their hire dates to provide additional incentives to remain employed by us, their initial grants are usually much larger than follow-on grants. Employees may be more likely to leave us after their initial option grant fully vests, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. We have not given any additional stock grants to Eric, Larry or Sergey, and Eric, Larry and Sergey are fully vested in their existing grants. If any members of our senior management team leave the company, our ability to successfully operate our business could be impaired. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will incur costs associated with our public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and the The Nasdaq National Market. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which will require us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income will have a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

Our Class A common stock began trading on The Nasdaq National Market on August 19, 2004. We cannot predict the effect, if any, that market sales of shares or the availability of shares for sale will have on the prevailing trading price of our common stock from time to time. There is currently no contractual restriction on our ability to issue additional shares or on our stockholders’ ability to sell their shares and our current stockholders hold a substantial percentage of our outstanding common stock. Sales of a substantial number of shares of our common stock could cause our stock price to fall.

If our involvement in a September 2004 magazine article about Google were held to be in violation of the Securities Act of 1933, we could be required to repurchase securities sold in our initial public offering.

Information about Google was published in an article appearing in the September 2004 issue of Playboy Magazine and entitled “Playboy Interview: Google Guys.” The text of the article contains information derived from an interview of Larry and Sergey conducted in April 2004, prior to our initial public offering. The article included quotations from Larry and Sergey, and had been reprinted by a number of news media outlets. The article presented certain statements about our company in isolation and did not disclose many of the related risks and uncertainties described in the prospectus relating to our initial public offering.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. At March 28, 2005 our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock and Class B common stock representing approximately 76.7% of the voting power of our outstanding capital stock. In particular, at March 28, 2005, our two founders and our CEO, Larry, Sergey and Eric, controlled approximately 75.6% of our outstanding Class B common stock, representing approximately 66.2% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro and the Japanese Yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The primary vehicle we expect to use will be forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. In the three months ended March 31, 2005, we entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets. The notional principal of forward exchange contracts to purchase U.S. dollars with Euros was $258.5 million at March 31, 2005. There were no other forward exchange contracts outstanding at March 31, 2005.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. To date, translation gains and losses have not been material.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $17.6 million and $1.7 million at March 31, 2005 and December 31, 2004. The adverse impact at March 31, 2005 is after consideration of the offsetting effect of approximately $31.0 million from forward exchange contracts in place for the month of March 2005. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $22.6 million and $19.0 million at March 31, 2005 and December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or recently have litigated similar issues in other cases in the U.S., France, Germany, Italy and Austria. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

In January 2005, we issued 11,354 shares of common stock, with an aggregate value of $2,252,604.90 to the former shareholders of a privately-held technology corporation in connection with our acquisition of such corporation.

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

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the first three months of 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31	4,601	$0.12	—	—
February 1 – 28	124,640	$0.39	—	—
March 1 – 31	70,760	$1.97	—	—
Total	200,001	$0.94	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6. EXHIBITS

Location of Exhibit Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.16	©	2005 Senior Executive Bonus Plan	Current Report on Form 8-K	February 18, 2005
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: May 16, 2005	By:	/S/ ERIC SCHMIDT
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Location of Exhibit Incorporated by reference herein
Exhibit Number		Description	Form	Date
10.16	©	2005 Senior Executive Bonus Plan	Current Report on Form 8-K	February 18, 2005
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
‡	Furnished herewith.