Form 10-Q
period 2005-06-30
Google Inc.
filed 2005-08-15
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

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

At July 31, 2005, the number of shares outstanding of Google’s Class A common stock was 179,123,475 shares and the number of shares outstanding of Google’s Class B common stock was 100,120,761 shares.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOOGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2004	As of June 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$426,873	$753,472
Marketable securities	1,705,424	2,194,495
Accounts receivable, net of allowance of $3,962 and $4,812	311,836	419,238
Income taxes receivable	70,509	72,766
Deferred income taxes	19,463	32,406
Prepaid revenue share, expenses and other assets	159,360	176,833

Total current assets	2,693,465	3,649,210
Property and equipment, net	378,916	576,597
Goodwill	122,818	154,670
Intangible assets, net	71,069	61,934
Deferred income taxes, non-current	11,590	—
Prepaid revenue share, expenses and other assets, non-current	35,493	55,307

Total assets	$3,313,351	$4,497,718

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,672	$105,572
Accrued compensation and benefits	82,631	69,667
Accrued expenses and other current liabilities	64,111	71,361
Accrued revenue share	122,544	153,562
Deferred revenue	36,508	47,917
Current portion of equipment leases	1,902	291

Total current liabilities	340,368	448,370
Deferred revenue, long-term	7,443	10,030
Liability for stock options exercised early, long-term	5,982	3,779
Deferred income taxes, net	—	44,180
Other long-term liabilities	30,502	37,502
Stockholders’ equity:
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized at December 31, 2004 and June 30, 2005, 266,917, and 273,335 shares issued and outstanding, excluding 7,605 and 5,293 shares subject to repurchase at December 31, 2004 and June 30, 2005	267	273
Additional paid-in capital	2,582,352	2,837,395
Deferred stock-based compensation	(249,470)	(175,593)
Accumulated other comprehensive income (loss)	5,436	(10,696)
Retained earnings	590,471	1,302,478

Total stockholders’ equity	2,929,056	3,953,857

Total liabilities and stockholders’ equity	$3,313,351	$4,497,718

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)
Revenues	$700,212	$1,384,495	$1,351,835	$2,641,011
Costs and expenses:
Cost of revenues	326,377	597,095	641,775	1,142,303
Research and development	45,762	95,772	80,781	175,184
Sales and marketing	56,777	97,024	104,681	179,976
General and administrative	25,577	71,568	47,083	128,834
Stock-based compensation(1)	74,761	47,338	151,234	96,246

Total costs and expenses	529,254	908,797	1,025,554	1,722,543

Income from operations	170,958	475,698	326,281	918,468
Interest income (expense) and other, net	(1,498)	19,722	(1,198)	33,408

Income before income taxes	169,460	495,420	325,083	951,876

Provision for income taxes	90,397	152,606	182,047	239,869

Net income	$79,063	$342,814	$143,036	$712,007

Net income per share:
Basic	$0.51	$1.27	$0.93	$2.65

Diluted	$0.30	$1.19	$0.54	$2.48

Number of shares used in per share calculations:
Basic	155,441	270,729	153,263	268,418

Diluted	266,263	287,238	265,223	286,926

(1) Stock-based compensation is allocated as follows (see Note 1):
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)
Cost of revenues	$2,546	$1,024	$7,622	$2,597
Research and development	45,836	27,362	92,102	56,661
Sales and marketing	13,431	7,522	27,576	14,058
General and administrative	12,948	11,430	23,934	22,930

	$74,761	$47,338	$151,234	$96,246

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2004	2005
	(unaudited)
Operating activities
Net income	$143,036	$712,007
Adjustments:
Depreciation and amortization of property and equipment	49,824	103,445
Amortization of intangibles and warrants	4,863	19,677
In-process research and development	950	—
Stock-based compensation	151,234	96,246
Tax benefits from stock-based award activity	93,244	196,163
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(36,497)	(104,587)
Income taxes, net	(50,294)	37,270
Prepaid revenue share, expenses and other assets	(21,946)	(22,942)
Accounts payable	15,642	72,779
Accrued expenses and other liabilities	11,866	(829)
Accrued revenue share	4,763	31,064
Deferred revenue	3,919	13,948

Net cash provided by operating activities	370,604	1,154,241

Investing activities
Purchases of property and equipment	(182,283)	(299,854)
Purchase of marketable securities	(471,081)	(1,853,666)
Maturities and sales of marketable securities	361,908	1,361,895
Purchases of intangible and other assets	(3,000)	(10,000)
Acquisitions, net of cash required	(538)	(19,202)

Net cash used in investing activities	(294,994)	(820,827)

Financing activities
Proceeds from exercise of stock options, net	8,553	13,072
Proceeds from exercise of warrant	21,877	—
Payments of notes receivable from stockholders	4,300	—
Payments of principal on capital leases and equipment loans	(2,403)	(1,611)

Net cash provided by financing activities	32,327	11,461

Effect of exchange rate changes on cash and cash equivalents	(2,234)	(18,276)

Net increase in cash and cash equivalents	105,703	326,599
Cash and cash equivalents at beginning of year	148,995	426,873

Cash and cash equivalents at end of period	$254,698	$753,472

Supplemental disclosures of cash flow information
Cash paid for interest	$477	$94

Cash paid for income taxes	$138,818	$2,360

Acquisition related activities:
Issuance of equity in connection with acquisitions, net of deferred stock-based compensation	$428	$15,237

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of income for the three and six months ended June 30, 2004 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position at June 30, 2005, and our results of operations for the three and six months ended June 30, 2004 and 2005, and our cash flows for the six months ended June 30, 2004 and 2005. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2004 Annual Report on Form 10-K filed on March 30, 2005.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair value of marketable securities and investments, fair value of acquired intangible assets and goodwill, fair value of stock options, useful lives of intangible assets and property and equipment, and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)
Advertising revenues:
Google web sites	$343,442	$737,172	$646,974	$1,394,169
Google Network web sites	346,226	630,242	679,978	1,214,357

Total advertising revenues	689,668	1,367,414	1,326,952	2,608,526
Licensing and other revenues	10,544	17,081	24,883	32,485

Revenues	$700,212	$1,384,495	$1,351,835	$2,641,011

In the first quarter of 2000, we introduced our first advertising program through which we offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages and we recognized revenue at the time these ads appeared. In the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. Adwords is also available through our direct sales force. AdWords advertisers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords exclusively on a cost-per-click basis, so that an advertiser pays us only when a user clicks on one of its ads. We recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results on Google web sites. From January 1, 2004 until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords program that enables advertisers to pay us based on the number of times their ads appear on Google Network member sites specified by the advertiser. We recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network member sites.

Google AdSense is the program through which we distribute our advertisers’ text-based ads for display on the web sites of our Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results or on the content pages of our Google Network members’ web sites as well as the fees charged advertisers each time an ad is displayed on our members’ sites. This revenue is reported gross primarily because we are the primary obligor to our advertisers.

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

We also generate fees from the sale and license of our Search Appliance, which includes hardware, software and 12 to 24 months of post-contract support. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended. For transactions in which the elements are not sold separately, sufficient vendor-specific objective evidence does not exist for the allocation of revenue. As a result, the entire fee is recognized ratably over the term of the post-contract support arrangement.

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

Traffic acquisition costs were $277.0 million and $494.3 million in the three months ended June 30, 2004 and 2005, and $548.0 million and $956.1 million in the six months ended June 30, 2004 and 2005.

In addition, cost of revenues consists of the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees relating to processing customer transactions, expenses related to the amortization of purchased and licensed technologies as well as expenses related to acquiring content on our web sites.

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

In connection with restricted shares, certain restricted stock units and unvested stock options granted to employees, we recorded deferred stock-based compensation costs of $58.1 million and $21.7 million for the three months ended June 30, 2004 and 2005, and $134.2 million and $27.0 million for the six months ended June 30, 2004 and 2005.

Net amortization of deferred stock-based compensation totaled $72.1 million and $40.6 million in the three months ended June 30, 2004 and 2005, and $145.8 million and $84.3 million in the six months ended June 30, 2004 and 2005. The deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with SFAS 123, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in connection with Selling, Goods or Services (“EITF 96-18”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”), over the vesting period of each respective restricted share and stock option, generally over four or five years.

We account for employee stock-based compensation related to performance-based restricted stock units under the variable method in accordance with the provisions of FIN 28. Under this method, stock-based compensation is measured based on the value of the underlying shares on each date within the vesting periods and is recognized ratably over those periods.

At June 30, 2005, there were approximately 154,000 performance-based restricted stock units outstanding. These restricted stock units vest on an annual and ratable basis over four years. We recognized $2.1 million and $2.4 million of stock-based compensation related to these restricted stock units in the three and six months ended June 30, 2005.

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18. Under SFAS 123 and EITF 96-18, we use the Black-Scholes method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

We recorded stock-based compensation expense for the value of stock options earned by non-employees of $2.7 million and $6.8 million in the three months ended June 30, 2004 and 2005, and $5.4 million and $12.0 million in the six months ended June 30, 2004 and 2005. No options that vest over time were granted to non-employees in the six months ended June 30, 2005.

Pro forma information regarding net income has been determined as if we had accounted for our employee stock options under the method prescribed by SFAS 123. The resulting effect on pro forma net income disclosed may not be representative of the effects on net income on a pro forma basis in future years.

Had compensation cost for options, restricted stock units and restricted stocks granted under the equity plans been determined based on the fair value method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)
Net income, as reported	$79,063	$342,814	$143,036	$712,007
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	72,086	30,509	145,803	59,831
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(73,994)	(54,301)	(148,599)	(100,581)

Net income, pro forma	$77,155	$319,022	$140,240	$671,257

Net income per share:
As reported—basic	$0.51	$1.27	$0.93	$2.65
Pro forma—basic	$0.50	$1.18	$0.92	$2.50
As reported—diluted	$0.30	$1.19	$0.54	$2.48
Pro forma—diluted	$0.29	$1.11	$0.53	$2.34

Stock-based compensation related to options granted to non-employees are not included in the additions and deductions above as there is no difference between our accounting and that required pursuant to the fair value method prescribed by SFAS 123.

For purposes of the above pro forma calculation, the value of each option granted through June 30, 2005 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)
Risk-free interest rate	2.81%	3.74%	2.51%	3.69%
Expected volatility	75%	36%	75%	38%
Expected life (in years)	3	3	3	3
Dividend yield	—	—	—	—

The per share weighted-average fair value of an option granted in the three months ended June 30, 2004 and 2005 was $71.21 and $69.43 and in the six months ended June 30, 2004 and 2005 was $73.17 and $64.57, using the Black-Scholes pricing model.

Net Income Per Share

We compute net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of Class A and Class B common shares outstanding during the period except that it does not include unvested Class A and Class B common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of Class A and Class B common shares and, if dilutive, potential Class A and Class B common shares outstanding during the period. Potential Class A and Class B common shares consist of the incremental Class A and Class B common shares issuable upon the exercise of stock options and warrants, unvested common shares subject to repurchase or cancellation, restricted stock units and convertible preferred stock. The dilutive effect of outstanding stock options, warrants and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)
Basic and diluted net income per share:
Numerator:
Net income	$79,063	$342,814	$143,036	$712,007

Denominator:
Weighted average Class A and Class B common shares outstanding	174,897	278,253	174,317	277,035
Less: Weighted average unvested Class A and Class B common shares subject to repurchase or cancellation	(19,456)	(7,524)	(21,054)	(8,617)

Denominator for basic calculation	155,441	270,729	153,263	268,418
Effect of dilutive securities
Add:
Weighted average convertible preferred shares	76,545	—	74,103	—
Weighted average stock options and warrants and unvested Class A and Class B common shares and restricted stock units subject to repurchase or cancellation	34,277	16,509	37,857	18,508

Denominator for diluted calculation	266,263	287,238	265,223	286,926

Net income per share, basic	$0.51	$1.27	$0.93	$2.65

Net income per share, diluted	$0.30	$1.19	$0.54	$2.48

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. No forward foreign exchange contracts were entered into prior to May 2004.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income (expense) and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2005. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with Euros was $231.0 and $314.0 million at December 31, 2004 and June, 2005. There were no other forward foreign exchange contracts outstanding at December 31, 2004 or June 30, 2005.

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

If we had adopted the provisions of SFAS 123 at the beginning of 2004, net income would have been reduced by approximately $1.9 million and $23.8 million in the three months ended June 30, 2004 and 2005, and approximately $2.8 million and $40.8 million in the six months ended June 30, 2004 and 2005 (as shown above). The additional stock-based compensation, net of income taxes, that would have been recognized under SFAS 123 in the three and six months ended June 30, 2004 (and to a lesser extent, in the three and six months ended June 30, 2005) is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes method. After the initial public offering, we granted stock options with generally no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have recognized if we had continued to apply APB 25, and significantly greater than the aforementioned additional stock-based compensation, net of income taxes we would have recognized under SFAS 123 in the three and six months ended June 30, 2004 and 2005. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions used for estimating the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method. If we had used the individual award method, our net income in the three and six months ended June 30, 2005 may have been reduced further than the aforementioned $23.8 million and $40.8 million reduction in the three and six months ended June 30, 2005 had we adopted the provisions of SFAS 123.

SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

Finally, SFAS 123R requires that cash inflows from financing activities on our statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. In addition, cash outflows from operating activities must include the cash that would have been paid for income taxes if increases in the value of equity instruments issued under share-based arrangements had not been deductible in determining taxable income in excess of any related stock-based compensation recognizable for financial reporting purposes. The above amounts are the same. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in the six months ended June 30, 2005. The change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123R.

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	As of December 31, 2004	As of June 30, 2005
		(unaudited)
Cash and cash equivalents	$426,873	$753,472

Marketable securities:
Municipal securities	1,616,684	2,194,495
U.S. corporate securities	83,577	—
U.S. government notes	5,163	—

Total marketable securities	1,705,424	2,194,495

Total cash, cash equivalents and marketable securities	$2,132,297	$2,947,967

We have not experienced any significant realized gains or losses on our investments in the periods presented. Gross unrealized gains and losses at December 31, 2004 and June 30, 2005 were not material.

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

Note 4. Information about Geographic Areas

Our chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing addresses of the advertisers. No single foreign country, other than the United Kingdom, accounted for more than ten percent of total revenues in either the three months or six month periods ended June 30, 2004 or 2005. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
	(unaudited)		(unaudited)
Revenues:
United States	$482,508	$843,258	$928,921	$1,615,070
United Kingdom	81,421	199,164	157,642	385,379
Rest of the world	136,283	342,073	265,272	640,562

Total revenues	$700,212	$1,384,495	$1,351,835	$2,641,011

	As of December 31, 2004	As of June 30, 2005
		(unaudited)
Long-lived assets:
United States	$552,857	$749,274
International	67,029	99,234

Total long-lived assets	$619,886	$848,508

Note 5. Stockholders’ Equity

In April and May 2005, our Board of Directors and stockholders approved an additional seven million shares of Class A common stock for issuance under our 2004 Stock Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses.

•	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business.

•	that growth in advertising revenues from our web sites may exceed that from our Google Network members’ web sites.

•	regarding our future stock-based compensation charges and anticipated increases in cash compensation per employee.

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members.

•	that our cost of revenues will increase in 2005 as a result of anticipated increases in traffic acquisition and data center costs.

•	that research and development, sales and marketing and general and administrative expenses will increase in the future.

•	regarding our expansion into international markets and the growth of revenues from our international operations.

•	regarding our spending on property and equipment, including costs related to information technology infrastructure expansion.

•	regarding our income tax rates and tax liabilities.

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations.

•	regarding the impact of accounting pronouncements.

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed below and under the heading “Factors That Could Affect Future Results” and those discussed in other documents we file with the Securities and Exchange Commission. The following discussion should be read in conjunction with our Annual Report on Form 10-K filed March 30, 2005, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements

The following discussion and analysis of our financial condition and results of operations should be read together with our condensed consolidated financial statements and related notes included elsewhere in this report.

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

Our original business model consisted of licensing our search engine services to other web sites. In the first quarter of 2000, we introduced our first advertising program. Through our direct sales force we offered advertisers the ability to place text-based ads on our web sites targeted to our users’ search queries. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages, and we recognized revenue at the time these ads appeared. In the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place targeted text-based ads on our web sites. AdWords is also available through our direct sales force. AdWords customers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords exclusively on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads.

From January 1, 2004 until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only pricing structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords cost-per-impression pricing program that enables advertisers to pay us based on the number of times their ads appear on Google Network members’ sites specified by the advertiser. For advertisers using our Adwords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that appears next to the search results on our web sites. For advertisers using our Adwords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network members’ sites. Our AdWords agreements are generally terminable at any time by our advertisers.

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search, launched in the first quarter of 2002, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ sites. To date, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites. Some of our Google Network members separately license our web search technology and pay related licensing fees to us. Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. Agreements with our larger members are individually negotiated. The standard agreements have no stated term and are terminable at will. The negotiated agreements vary in duration. The standard agreements have uniform revenue share terms. The non-standard agreements vary as to revenue share terms and are heavily negotiated.

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity and quality of our search results.

•	The number and type of searches initiated at our web sites.

•	The number and type of searches initiated at, as well as the number of visits to and the content of, our Google Network members’ web sites.

•	The advertisers’ return on investment (ad cost per sale or cost per conversion) from advertising campaigns on our web sites or our Google Network members’ web sites compared to other forms of advertising.

•	The number of advertisers and the diversity of items advertised.

•	The total and per click advertising spending budgets of each advertiser.

•	The monetization of (or generation of revenues) from traffic on our web sites and our Google Network members’ web sites.

We believe that the monetization of traffic on our web sites and our Google Network members’ web sites is affected by the following factors:

•	The relevance and quality of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The number and prominence of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The rate at which our users and users of our Google Network members’ web sites click on advertisements.

•	Our minimum fee per click.

Advertising revenues made up no less than 98% of our revenues in the three and six months ended June 30, 2004 and 2005. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience, and therefore steps we take to improve the relevance of the ads displayed on our web sites, such as removing ads that generate low click-through rates, could negatively affect our near-term advertising revenues.

Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the spring and summer months, particularly through much of the third quarter, and Internet usage and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Prior to the second quarter of 2004, these seasonal trends may have been masked by the substantial quarter over quarter growth of Internet traffic focused on commercial transactions and ultimately by the substantial quarter over quarter growth in our revenues. In addition, in the third quarter of 2004 these seasonal trends may have been masked by certain monetization improvements to our advertising programs and increased traffic as a result of the publicity surrounding our initial public offering.

Our operating margin decreased from the three months ended March 31, 2005 (35.2%) to the three months ended June 30, 2005 (34.4%), primarily as a result of an increase in research and development, sales and marketing and general and administrative expenses as a percentage of revenues. This decrease was partially offset by a decrease in stock based compensation as a percentage of revenues, as well as a decrease in traffic acquisition costs as a percentage of advertising revenues primarily because a greater portion of our revenues came from our web sites compared to our Google Network members’ web sites. From the inception of the Google Network in 2002 through the first quarter of 2004, the growth in advertising revenues from our Google Network members’ web sites exceeded that from our web sites, which had a negative impact on our operating margins. The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than revenue generated from ads placed on our web sites. This lower operating margin arises because most of the advertiser fees from ads served on Google Network member web sites are shared with our Google Network members, leaving only a portion of these fees for us. However, beginning in the second quarter of 2004, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. We expect that this will continue in the foreseeable future although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

Our operating margin may decrease as we invest in building the necessary employee and systems infrastructures required to manage our anticipated growth. We have experienced and expect to continue to experience substantial growth in our operations as we invest significantly in our research and development programs, expand our user, advertiser and Google Network member bases and increase our presence in international markets. This growth has required us to continually hire new personnel and make substantial investments in property and equipment. Our full-time employee headcount has grown from 3,021 at December 31, 2004 to 4,183 at June 30, 2005. Also, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $182.3 million in the six months ended June 30, 2004 to $299.9 million in the six months ended June 30, 2005. We expect to spend over $700 million on property and equipment, including information technology infrastructure, to manage our operations during 2005, however, we may spend less depending on the availability of suitable property and equipment. As a result, our capital spending between periods may fluctuate significantly. Management of our growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively. Finally, investments in our business are generally made with a focus on our long-term operations. Accordingly, there may be little or no linkage between our spending and our revenues in any particular quarter.

We are increasingly generating a larger portion of our revenues from our international operations. Our international revenues have grown as a percentage of our total revenues to 39% in the three months ended June 30, 2005 from 31% in the three months ended June 30, 2004. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs in international markets, an increase in our direct sales resources and customer support operations in international markets and our continued progress in developing versions of our products tailored for these markets.

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

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2004	March 31, 2005	June 30, 2005	2004	2005
	(unaudited)			(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	46.6	43.4	43.1	47.5	43.3
Research and development	6.5	6.3	6.9	6.0	6.6
Sales and marketing	8.1	6.6	7.0	7.7	6.8
General and administrative	3.7	4.6	5.2	3.5	4.9
Stock-based compensation	10.7	3.9	3.4	11.2	3.6

Total costs and expenses	75.6	64.8	65.6	75.9	65.2

Income from operations	24.4	35.2	34.4	24.1	34.8
Interest income (expense) and other, net	(0.2)	1.1	1.4	(0.1)	1.3

Income before income taxes	24.2	36.3	35.8	24.0	36.1
Provision for income taxes	12.9	6.9	11.0	13.4	9.1

Net income	11.3%	29.4%	24.8%	10.6%	27.0%

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2004	March 31, 2005	June 30, 2005	2004	2005
	(unaudited)			(unaudited)
	(in thousands)
Advertising revenues:
Google web sites	$343,442	$656,997	$737,172	$646,974	$1,394,169
Google Network web sites	346,226	584,115	630,242	679,978	1,214,357

Total advertising revenues	689,668	1,241,112	1,367,414	1,326,952	2,608,526
Licensing and other revenues	10,544	15,404	17,081	24,883	32,485

Revenues	$700,212	$1,256,516	$1,384,495	$1,351,835	$2,641,011

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended			Six Months Ended June 30,
	June 30, 2004	March 31, 2005	June 30, 2005	2004	2005
	(unaudited)			(unaudited)
Advertising revenues:
Google web sites	49%	52%	53%	48%	53%
Google Network web sites	49	47	46	50	46

Total advertising revenues	98	99	99	98	99
Google web sites as % of advertising revenues	50	53	54	49	53
Google Network web sites as % of advertising revenues	50	47	46	51	47
Licensing and other revenues	2%	1%	1%	2%	1%

Growth in our revenues from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 resulted primarily from growth in advertising revenues. This increase was the result of increases in the number of paid clicks rather than from changes in the average fees realized. The increase in the number of paid clicks was due to an increase in aggregate traffic both on our web sites and those of our Google Network members and improvements in our ability to monetize increased traffic on our web sites.

Our sequential quarterly revenue growth rate decreased from 21.8% for the three months ended December 31, 2004 to the three months ended March 31, 2005, to 10.2% for the three months ended March 31, 2005 to the three months ended June 30, 2005.

Growth in advertising revenues from our web sites from the three months ended March 31, 2005 to the three months ended June 30, 2005 was $80.2 million or 12.2% compared to $126.6 million or 23.9% from the three months ended December 31, 2004 to the three months ended March 31, 2005. Growth in advertising revenues from our Google Network members web sites from the three months ended March 31, 2005 to the three months ended June 30, 2005 was $46.1 million or 7.9% compared to $94.1 million or 19.2% from the three months ended December 31, 2004 to the three months ended March 31, 2005. The decrease in the rate of sequential quarterly growth is the result of our higher revenue levels and seasonal slowdowns in Internet usage and commercial queries.

Licensing and other revenues increased by $1.7 million or 10.9% from the three months ended March 30, 2005 to the three months ended June 30, 2005 primarily as a result of increased sales of our Search Appliances and higher numbers of search queries served by us.

We believe that the increase in the number of paid clicks is the result of the relevance and quality of both the search results and advertisements displayed, which results in more searches, advertisers and Google Network members, and ultimately, more paid clicks. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Three Months Ended			Six Months Ended June 30,
	June 30, 2004	March 31, 2005	June 30, 2005	2004	2005
	(unaudited)			(unaudited)
United States	69%	61%	61%	69%	61%
International	31%	39%	39%	31%	39%

The growth in international revenues from the three and six months ended June 30, 2004 to the three and six months ended June 30, 2005 is the result of our efforts to provide search results to international users and deliver more ads from non-U.S. advertisers. We expect that international revenues will generally continue to grow as a percentage of our total revenues during 2005 and in future periods. While international revenues accounted for approximately 39% of our total revenues in the six months ended June 30, 2005 and 31% in the six months ended June 30, 2004, more than half of our user traffic during these periods came from outside the U.S.

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

	Three Months Ended			Six Months Ended
	June 30, 2004	March 31, 2005	June 30, 2005	June 30, 2004	June 30, 2005
	(unaudited)			(unaudited)
Traffic acquisition costs	$277.0	$461.8	$494.3	$548.0	$956.1
Traffic acquisition costs as a percentage of advertising revenues	40.2%	37.2%	36.1%	41.3%	36.7%

In addition, cost of revenues consists of the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs. Cost of revenues also includes credit card and other transaction fees related to processing customer transactions, expenses related to the amortization of purchased and licensed technologies as well as expenses related to acquiring content on our web sites.

Cost of revenues increased by $51.9 million to $597.1 million (or 43.1% of revenues) in the three months ended June 30, 2005, from $545.2 million (or 43.4% of revenues) in the three months ended March 31, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, additional data center costs required to manage more Internet traffic, advertising transactions and new products and services and additional expenses related to acquiring content on our web sites. There was an increase in traffic acquisition costs of $32.5 million primarily resulting from more advertiser fees generated through our AdSense program, an increase in data center costs of $11.2 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods, and an increase in content acquisition costs of $4.5 million primarily related to our new products and services such as Google Earth.

Traffic acquisition costs as a percentage of advertising revenues decreased slightly from 37.2% in the three months ended March 31, 2005 to 36.1% in the three months ended June 30, 2005. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, and an increase in the proportion of our AdSense revenue coming from agreements with more favorable revenue share arrangements.

Cost of revenues increased by $270.7 million to $597.1 million (or 43.1% of revenues) in the three months ended June 30, 2005, from $326.4 million (or 46.6% of revenues) in the three months ended June 30, 2004. This increase in dollars was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services and additional expenses related to acquiring content on our web sites. There was an increase in traffic acquisition costs of $217.3 million primarily resulting from more advertiser fees generated through our AdSense program and an increase in data center costs of $28.3 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods. In addition, there was an increase in credit card and other transaction processing fees of $8.5 million resulting from more advertiser fees being generated through AdWords, an increase in the amortization of developed technology of $4.5 million resulting from acquisitions in the current and prior year, as well as an increase in content acquisition costs of $4.9 million primarily related to our new products and services.

Cost of revenues increased by $500.5 million to $1,142.3 million (or 43.3% of revenues) in the six months ended June 30, 2005, from $641.8 million (or 47.5% of revenues) in the six months ended June 30, 2004. This increase in dollars was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services and additional expenses related to acquiring content on our web sites. There was an increase in traffic acquisition costs of $408.1 million primarily resulting from more advertiser fees generated through our AdSense program and an increase in data center costs of $50.3 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods. In addition, there was an increase in credit card and other transaction processing fees of $16.2 million resulting from more advertiser fees generated through AdWords, an increase in the amortization of developed technology of $8.6 million resulting from acquisitions in the current and prior year, as well as an increase in content acquisition costs of $5.4 million primarily related to our new products and services.

We expect cost of revenues to continue to increase in dollars in 2005 compared to 2004, primarily as a result of forecasted increases in traffic acquisition costs, and in our data center costs required to manage increased traffic, advertising transactions, new products and services as well as content acquisition costs. However, traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including (i) the relative growth rates of revenue from our web sites and from our Google Network members’ web sites, (ii) whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements, and (iii) whether we share with existing and new partners proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our web sites.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased by $16.4 million to $95.8 million (or 6.9% of revenues) in the three months ended June 30, 2005, from $79.4 million (or 6.3% of revenues) in the three months ended March 31, 2005. This increase was primarily due to an increase in labor and facilities related costs of $11.8 million as a result of a 27% increase in research and development headcount. In addition, depreciation and related expenses increased by $3.5 million primarily as a result of additional information technology assets purchased over the six months ended June 30, 2005.

Research and development expenses increased by $50.0 million to $95.8 million (or 6.9% of revenues) in the three months ended June 30, 2005, from $45.8 million (or 6.5% of revenues) in the three months ended June 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $36.4 million as a result of a 119% increase in research and development headcount. In addition, there was an increase in depreciation and related expenses of $10.9 million primarily as a result of additional information technology assets purchased over the fifteen-month period ended June 30, 2005.

Research and development expenses increased by $94.4 million to $175.2 million (or 6.6% of revenues) in the six months ended June 30, 2005, from $80.8 million (or 6.0% of revenues) in the six months ended June 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $68.1 million as a result of a 119% increase in research and development headcount. In addition, there was an increase in depreciation and related expenses of $19.6 million primarily as a result of additional information technology assets purchased over the eighteen-month period ended June 30, 2005.

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

Sales and marketing expenses increased $14.0 million to $97.0 million (or 7.0% of revenues) in the three months ended June 30, 2005, from $83.0 million (or 6.6% of revenues) in the three months ended March 31, 2005. This increase was primarily due to an increase in labor and facilities related costs of $6.8 million mostly as a result of a 16% increase in sales and marketing headcount and an increase in advertising and promotional expenses of $7.0 million as a result of our on-going efforts to secure new and to provide support to our existing users, advertisers and Google Network members on a worldwide basis.

Sales and marketing expenses increased $40.2 million to $97.0 million (or 7.0% of revenues) in the three months ended June 30, 2005, from $56.8 million (or 8.1% of revenues) in the three months ended June 30, 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $22.1 million mostly as a result of a 65% increase in sales and marketing headcount and an increase in promotional and advertising expenses of $10.4 million. In addition, travel-related expenses increased $1.2 million, depreciation and related expenses increased $3.6 million, and professional services increased $1.0 million. The increase in sales and marketing personnel, promotional and advertising, travel-related expenses and depreciation and related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis.

Sales and marketing expenses increased $75.3 million to $180.0 million (or 6.8% of revenues) in the six months ended June 30, 2005, from $104.7 million (or 7.7% of revenues) in the six months ended June 30, 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $42.9 million mostly as a result of a 65% increase in sales and marketing headcount. In addition, promotional and advertising expenses increased $17.7 million, depreciation and related expenses increased $5.5 million, travel-related expenses increased $2.6 million, and professional service expenses increased $1.9 million. The increase in sales and marketing personnel, promotional and advertising, depreciation and related expenses and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis.

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

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing. To date, we have not experienced any significant amount of bad debts.

General and administrative expenses increased $14.3 million to $71.6 million (or 5.2% of revenues) in the three months ended June 30, 2005, from $57.3 million (or 4.6% of revenues) in the three months ended March 31, 2005. This increase was primarily due to an increase in labor and facilities related costs of $5.0 million primarily as a result of 18% increase in headcount, and an increase in professional services fees of $8.8 million primarily the result of our on-going efforts to build the legal, finance, human resources, recruiting and information technology functions required of a growing public company.

General and administrative expenses increased $46.0 million to $71.6 million (or 5.2% of revenues) in the three months ended June 30, 2005, from $25.6 million (or 3.7% of revenues) in the three months ended June 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $23.1 million, primarily as a result of a 70% increase in headcount, an increase in professional services fees of $16.0 million, an increase in the amortization of intangibles of $2.8 million and an increase in the depreciation and related expenses of $1.7 million. The additional personnel, professional services fees and depreciation and related expenses are the result of the growth of our business.

General and administrative expenses increased $81.7 million to $128.8 million (or 4.9% of revenues) in the six months ended June 30, 2005, from $47.1 million (or 3.5% of revenues) in the six months ended June 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $42.5 million, primarily as a result of a 70% increase in headcount, and an increase in professional services fees of $25.2 million. In addition, amortization of intangibles increased $5.6 million, depreciation and related expenses increased $3.5 million, and travel and entertainment expenses increased $1.8 million. The additional personnel, professional services fees, amortization of intangibles and depreciation and related expenses are the result of the growth of our business.

As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2005 and in future periods. In addition, contributions made by us to charitable and other organizations are expected to increase significantly in dollar amount and as a percentage of revenues in 2005 compared to 2004.

Stock-Based Compensation. Prior to the date of our initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options. We recorded the difference between the exercise price of an option awarded to an employee and the reassessed value of the underlying shares on the date of grant as deferred stock-based compensation. The determination of the reassessed value of stock underlying options is discussed in detail below in Critical Accounting Policies and Estimates—Stock-Based Compensation. We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods, generally four or five years. After the initial public offering, options have been generally granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant and, accordingly, little or no related stock-based compensation will be recognized under the current accounting rules. Also, in the fourth quarter of 2004, we began granting restricted stock units to certain employees; and in the second quarter of 2005, we began granting performance-based restricted stock units to all newly hired employees. Stock-based compensation related to these performance-based restricted stock units is measured based on the value of the underlying shares on each date within the vesting periods and is recognized ratably over those periods. In addition, in the past we have awarded options to non-employees to purchase our common stock. Stock-based compensation related to options awarded to non-employees is measured on a fair-value basis using the Black-Scholes valuation model as the options are earned.

Stock-based compensation decreased $1.6 million to $47.3 million (or 3.4% of revenues) in the three months ended June 30, 2005 from $48.9 million (or 3.9% of revenues) in the three months ended March 31, 2005. The decrease was due to less amortization of deferred stock-based compensation amounts from prior periods. This decrease in dollars was partially offset by an additional $4.3 million of stock-based compensation that we recognized in the three months ended June 30, 2005 compared to the three months ended March 31, 2005 primarily related to restricted stock units granted in the three months ended June 30, 2005. These restricted stock units are recognized as stock-based compensation over the related vesting period of four years.

Stock-based compensation in the three months ended June 30, 2005 decreased $27.5 million to $47.3 million (or 3.4% of revenues) from $74.8 million (or 10.7% of revenues) in the three months ended June 30, 2004. The decrease was primarily driven by a decrease in the level of stock option grants during the second quarter of 2005 and the immediate preceding quarters, as well as a substantial decrease in the intrinsic value of these options on the dates of grant, compared to the second quarter of 2004 and the immediate preceding quarters. This decrease was partially offset by $7.0 million of stock-based compensation that we recognized in the three months ended June 30, 2005 compared to none in the three months ended June 30, 2004 related to restricted stock units which we began granting in the fourth quarter of 2004. After the initial public offering, options were generally granted at exercise prices equal to the fair market value of the underlying stock on the date of grant. As a result, these options were granted at no intrinsic value and, accordingly, no related stock-based compensation will be recognized under the current accounting rules.

Stock-based compensation in the six months ended June 30, 2005 decreased $55.0 million to $96.2 million (or 3.6% of revenues) from $151.2 million (or 11.2% of revenues) in the six months ended June 30, 2004. The decrease was primarily driven by a decrease in the level of stock option grants during the first half of 2005 and the immediate preceding quarters, as well as a substantial decrease in the intrinsic value of these options on the dates of grant, compared to the first half of 2004 and the immediate preceding quarters. This decrease was partially offset by $9.7 million of stock-based compensation that we recognized in the six months ended June 30, 2005 compared to none in the six months ended June 30, 2004 related to restricted stock units which we began granting in the fourth quarter of 2004.

Based on our balance sheet at June 30, 2005, we expect to amortize stock-based compensation of $63.6 million for the remaining six months of 2005, $75.6 million in 2006, $28.0 million in 2007, $6.7 million in 2008, $1.3 million in 2009 and $0.4 million thereafter. These amounts assume the continued employment throughout the referenced periods of the recipient of the options that gave rise to the deferred stock-based compensation. These amounts do not include stock-based compensation related to:

•	restricted stock or restricted stock units that have been and may be granted to employees subsequent to June 30, 2005.

•	performance-based restricted stock units.

•	the effect of changes to the stock-based accounting rules as set forth under Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment, which we will adopt beginning January 1, 2006 (for additional discussion regarding the expected effect of this pronouncement, see Effect of a Recent Accounting Pronouncement included elsewhere in this report).

•	options that have been or may be granted to non-employees.

•	options that may be granted to employees and directors subsequent to June 30, 2005 at exercise prices less than the fair market value on the date of grant.

At June 30, 2005, there were approximately 154,000 performance-based restricted stock units outstanding. These restricted stock units vest on an annual and ratable basis over four years. Depending on the fair market value of the underlying shares over the periods in which these restricted stock units vest, the related charge could be significant during 2005. We recognized $2.1 million of stock-based compensation related to these restricted stock units in the three months ended June 30, 2005.

At December 31, 2004, there were 302,950 unvested options held by non-employees with a weighted-average exercise price of $0.52 and a weighted-average 36 months remaining vesting period. These options generally vest on a monthly and ratable basis. Depending on the fair value of these options on their vesting dates, the related charge could be significant during 2005 and subsequent periods. We recognized $5.4 million and $12.0 million of stock-based compensation related to these options that vest over time in the six months ended June 30, 2004 and 2005. No options that vest over time were granted to non-employees in the six months ended June 30, 2005.

See Note 1 of Notes to Condensed Consolidated Financial Statements, as well as Critical Accounting Policies and Estimates and Effect of a Recent Accounting Pronouncement, included at the beginning of this report for additional information about stock-based compensation.

Interest Income and Other, Net

Interest income and other of $19.7 million in the three months ended June 30, 2005 was primarily the result of $15.6 million of interest income earned on cash, cash equivalents and marketable security balances. In addition, we recognized $4.6 million of net foreign exchange gains that resulted from (i) the forward contracts that we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. These income sources were also offset by approximately $500,000 of realized losses on sales of marketable securities.

Interest expense and other of $1.5 million in the three months ended June 30, 2004 was primarily the result of $2.8 million of foreign exchange losses from net receivables denominated in currencies other than U.S. dollars as a result of generally weakening foreign currencies against the U.S. dollar during the three months ended June 30, 2004, and approximately $300,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years. This was partially offset by $1.6 million of interest income and realized gains earned on cash, cash equivalents and marketable securities balances.

Interest income and other of $33.4 million in the six months ended June 30, 2005 was primarily the result of $27.4 million of interest income earned on cash, cash equivalents and marketable security balances. In addition, we recognized $6.9 million of net foreign exchange gains that resulted from (i) the forward contracts that we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. These income sources were also offset by approximately $800,000 of realized losses on sales of marketable securities and approximately $100,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Interest expense and other of $1.2 million of expense in the six months ended June 30, 2004 was primarily the result of $3.4 million of foreign exchange losses from net receivables denominated in currencies other than U.S. dollars as a result of generally weakening foreign currencies against the U.S. dollar during the six months ended June 30, 2004, and approximately $500,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years. This was partially offset by $2.7 million of interest income and realized gains earned on cash, cash equivalents and marketable securities balances.

Provision for Income Taxes

Our provision for income taxes increased to $152.6 million, or an effective tax rate of 31% in the three months ended June 30, 2005, from $87.3 million, or an effective tax rate of 19% in the three months ended March 31, 2005, primarily because we realized a $48.5 million reduction to our provision for income taxes in the three months ended March 31, 2005 as a result of disqualifying dispositions related to cumulative stock-based compensation recognized for all of our incentive stock options, compared to a $1.1 million reduction to our provision for income taxes in the three months ended June 30, 2005 as a result of disqualifying dispositions related to stock-based compensation recognized for all of our incentive stock options in the second quarter only. We do not expect further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur after the second quarter of 2005 related to incentive stock options currently outstanding. Furthermore, we do not expect to grant a significant number of incentive stock options in the foreseeable future. For additional discussion regarding the accounting for disqualifying dispositions on incentive stock options, see Critical Accounting Policies and Estimates included elsewhere in this report.

Our provision for income taxes increased to $152.6 million, or an effective tax rate of 31% in the three months ended June 30, 2005 from $90.4 million, or an effective tax rate of 53% in the three months ended June 30, 2004. The increase in provision for income taxes primarily resulted from increases in Federal and state income taxes, driven by higher taxable income period over period. The decrease in effective tax rate was primarily because proportionately more of our earnings in 2005 compared to 2004 are expected to be recognized by our Irish subsidiary and such earnings are taxed at a lower statutory tax rate than in the U.S. and because of lower stock-based compensation charges in relation to income before income taxes.

Our provision for income taxes increased to $239.9 million, or an effective tax rate of 25% in the six months ended June 30, 2005 from $182.0 million, or an effective tax rate of 56% in the six months ended June 30, 2004, primarily due to the reasons noted above. Prior to our initial public offering in August 2004, no reductions were made to our provision for income taxes related to stock-based compensation.

We expect our effective tax rate to be approximately 30% for 2005. However, if future earnings recognized by our Irish subsidiary are not at the levels we expect, our effective tax rate will be higher than our expectations.

Liquidity and Capital Resources

In summary, our cash flows were:

	Six Months Ended June 30,
	2004	2005
	(in thousands)
Net cash provided by operating activities	$370,604	$1,154,241
Net cash used in investing activities	(294,994)	(820,827)
Net cash provided by financing activities	32,327	11,461

As a result of the completion of our initial public offering in August 2004, we raised $1,161.1 million of net proceeds. At June 30, 2005, we had $2,948.0 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of municipalities in the U.S. Note 2 of Notes to Condensed Consolidated Financial Statements included as part of this report describes further the composition of our marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At June 30, 2005 and December 31, 2004, we had unused letters of credit for approximately $13.6 million and $14.4 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, tax benefits from stock-based award activity and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2005 was $1,154.2 million and consisted of net income of $712.0 million, adjustments for non-cash items of $415.5 million and $26.7 million provided by working capital and other activities. Adjustments for non-cash items primarily included $103.4 million of depreciation and amortization expense on property and equipment and $96.2 million of stock-based compensation. In addition, adjustments for non-cash items included $196.2 million of tax benefits from stock-based award activity, which represents a portion of the $294.8 million of income taxes receivable that we recorded over the first half of 2005 related to the exercise, sale or vesting of these awards. Working capital activities primarily consisted of an increase of $104.6 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $72.8 million in accounts payable due to the increase in purchases of property and equipment and other general expenditures.

Cash provided by operating activities in the six months ended June 30, 2004 was $370.6 million and consisted of net income of $143.0 million, adjustments for non-cash items of $300.1 million and $72.5 million used by working capital and other activities. Working capital and other activities primarily consisted of a net increase in income taxes receivable and deferred income taxes of $50.3 million and an increase of $36.5 million in accounts receivable due to the growth in fees billed to our advertisers.

As we expand our business internationally, we may offer payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, now that we have become a public company, our cash-based compensation per employee has increased and will likely continue to increase (in the form of variable bonus awards and other incentive arrangements) in order to retain and attract employees. Furthermore, we expect to make significant cash contributions to charitable and other organizations through at least the remainder of 2005.

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

Cash used in investing activities in the six months ended June 30, 2005 of $820.8 million was attributable to net purchases of marketable securities of $491.8 million, capital expenditures of $299.9 million and cash consideration used in acquisitions and other investments of $29.2 million. Cash used in investing activities in the six months ended June 30, 2004 of $295.0 million was attributable to capital expenditures of $182.3 million, net purchases of marketable securities of $109.2 million and net cash consideration used in other asset purchase of $3.5 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in Internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure. We expect to spend over $700 million on property and equipment, including information technology infrastructure comprised primarily of production servers and network equipment, to manage and grow our operations during 2005.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire engineering teams, technologies and other assets.

Cash provided by financing activities in the six months ended June 30, 2005 of $11.5 million was due primarily to net proceeds from the issuance of common stock pursuant to stock option exercises of $13.1 million, net of repurchases, offset by repayment of equipment loan and lease obligations of $1.6 million. Cash provided by financing activities in the six months ended June 30, 2004 of $32.3 million was due to proceeds from the issuance of common stock pursuant to warrant and stock option exercises of $30.4 million, net of repurchases and payment of note receivable from officer/stockholder of $4.3 million, offset by repayment of equipment loan and lease obligations of $2.4 million.

Contractual Obligations

We are obligated under certain agreements to make guaranteed minimum revenue share payments to Google Network members and certain partners based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At June 30, 2005, our aggregate outstanding non-cancellable minimum guarantee commitments totaled $356.2 million through 2007 compared to $462.9 million at December 31, 2004.

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

Stock-Based Compensation

Accounting for Stock-Based Awards to Employees

Prior to the initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we have applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options. After the initial public offering, we generally have granted options at exercise prices equal to the fair market value of the underlying stock on the date of option grant. There are two measures of value of our common stock that were relevant to our accounting for equity compensation relating to our compensatory equity grants prior to our initial public offering:

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

We have accounted for stock options issued to our employees and directors using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The alternative is the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. If we had used the fair value method, our net income would have been reduced by approximately $1.9 and $23.8 million in the three months ended June 30, 2004 and 2005. These amounts are substantially less than the differences the separate application of these two methods would have on net income in future periods. This is primarily because the differences between the fair values of options granted prior to our initial public offering determined using the Black Scholes method and the related reassessed intrinsic values on the dates of grant were generally insignificant; whereas these differences were, and are expected to continue to be, significant for options granted after the initial public offering. Also, the assumptions we make under the Black Scholes method, such as stock-price volatility, will have a significant effect on the determination of the fair value of options granted after the initial public offering. For instance, through most of 2004, our assumptions about stock price volatility were generally based on the volatility rates of comparable public companies. However, in 2005, our assumptions about stock-price volatility have been based primarily on the implied volatility of publicly traded options to buy our stock with a term of at least one year, and to a lesser extent, the historical trading data for our stock. The volatility rates used in 2005 have been substantially less than that used in prior periods, which resulted in the determination of a lower fair value for options granted in those quarters than would have otherwise been determined. These rates may or may not reflect our stock-price volatility after we have been a publicly held company for a meaningful period of time. See Note 1 of Notes to Condensed Consolidated Financial Statements for additional information about stock-based compensation, as well as the anticipated effects on our financial results after our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning January 1, 2006.

Accounting for Stock-Based Awards to Non-employees

We measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the Black-Scholes option-pricing model, which considers the exercise price relative to the reassessed value (for periods before the initial public offering) or the fair market value (for periods after the initial public offering) of the underlying stock, the expected stock price volatility, the expected life of the option, the risk-free interest rate and the dividend yield. As discussed above, the reassessed value of the underlying stock were based on assumptions of matters that are inherently highly uncertain and subjective. Our assumptions about stock-price volatility were generally based on the volatility rates of comparable publicly held companies through most of 2004. However, beginning in 2005, our assumptions about stock-price volatility have been based primarily on the implied volatility of publicly traded options to buy our stock with a term of at least one year, and to a lesser extent, the historical trading data for our stock. These rates may or may not reflect our stock-price volatility after we have been a publicly held company for a meaningful period of time. If we had made different assumptions about the reassessed value of our stock (for periods before the initial public offering) or stock-price volatility rates, the related stock-based compensation expense and our net income and net income per share amounts could have been significantly different.

Incentive Stock Option “Disqualifying Dispositions”

The recipient of an incentive stock option must hold the resultant shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, then all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If we include this profit in an individual’s taxable compensation, then we can deduct it as compensation expense on our corporate tax return. These benefits have been recorded as an increase to our income taxes receivable, which will ultimately improve our net cash provided by operating activities. In addition, we have applied the portfolio method to determine the portion of this benefit that is recorded as a reduction to our provision for income taxes as it is more practicable than the alternative individual award method discussed below. Under the portfolio method, to the extent the cumulative stock-based compensation recognized related to all incentive stock options multiplied by the statutory tax rate is greater than the cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related increase to our income taxes receivable. In the fourth quarter of 2004, the increase to our income taxes receivable for disqualifying dispositions equaled the reduction to our provision for income taxes of $42.2 million. In the first quarter of 2005, the increase to our income taxes receivable for disqualifying dispositions of $121.1 million exceeded the reduction to our provision for income taxes of $48.5 million. This difference of $72.6 million was recorded as an increase to additional paid-in capital on our balance sheet. In the second quarter of 2005, the increase to our income taxes receivable for disqualifying dispositions of $76.2 million exceeded the reduction to our provision for income taxes of $1.1 million. This difference of $75.1 million was recorded as an increase to additional paid-in capital on our balance sheet. We do not expect for the foreseeable future further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur after the second quarter of 2005 related to incentive stock options currently outstanding.

As mentioned above, an alternative to the portfolio method is the individual award method. Under the individual award method, to the extent the cumulative stock-based compensation recognized under any particular incentive stock option grant multiplied by the statutory tax rate is greater than the related cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related increase to our income taxes receivable for that particular grant. However, once and to the extent the cumulative disqualifying disposition benefit recognized under any particular incentive stock option grant exceeds the related cumulative stock-based compensation multiplied by the statutory tax rate, the disqualifying disposition benefit will be recorded as additional paid-in capital on our balance sheet rather than as a reduction to our provision for income taxes. If we had used the individual award method rather than the portfolio method, the reduction to our provision for income taxes related to disqualifying dispositions may have been less than the $48.5 million realized in the first quarter of 2005 and greater than the $1.1 million realized in the second quarter of 2005.

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

If we had adopted the provisions of SFAS 123 at the beginning of 2004, net income would have been reduced by approximately $1.9 million and $23.8 million in the three months ended June 30, 2004 and 2005, and approximately $2.8 million and $40.8 million in the six months ended June 30, 2004 and 2005. The additional stock-based compensation, net of income taxes, that would have been recognized under SFAS 123 in the three and six months ended June 30, 2004 (and to a lesser extent, in the three and six months ended June 30, 2005) is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes method. After the initial public offering, we granted stock options with generally no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have recognized if we had continued to apply APB 25, and significantly greater than the aforementioned additional stock-based compensation, net of income taxes we would have recognized under SFAS 123 in the three and six months ended June 30, 2004 and 2005. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions used for estimating the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so.

SFAS 123R requires the use of the individual award method. If we had used the individual award method, our net income in the three and six months ended June 30, 2005 may have been reduced further than the aforementioned $23.8 million and $40.8 million reduction in the three and six months ended June 30, 2005 had we adopted the provisions of SFAS 123.

SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

Finally, SFAS 123R requires that cash inflows from financing activities on our statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. In addition, cash outflows from operating activities must include the cash that would have been paid for income taxes if increases in the value of equity instruments issued under share-based arrangements had not been deductible in determining taxable income in excess of any related stock-based compensation recognizable for financial reporting purposes. The above amounts are the same. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in the six months ended June 30, 2005. The change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123R.

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

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft recently introduced a new search engine and has announced plans to develop features that make web search a more integrated part of its Windows operating system. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Both Microsoft and Yahoo have more employees than we do (in Microsoft’s case, currently nearly 14 times as many). Microsoft also has significantly more cash resources than we do. Both of these companies also have longer operating histories and more established relationships with customers. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results compared to ours or leverage their platforms to make their web search services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

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

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We experienced both of these trends in the three months ended June 30, 2005. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business as a percentage of our revenues. Our operating margin will also experience downward pressure to the extent the proportion of our revenues generated from our Google Network members increases. The margin on revenue we generate from our Google Network members is significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if our Google Network members demand a greater portion of the advertising fees, which could be the result of increased competition for these members.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this “Factors That Could Affect Future Results” section, and the following factors, may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long term goals over short term results.

•	The results of our investments in risky projects.

•	Payments made in connection with the resolution of litigation matters.

•	General economic conditions and those economic conditions specific to the Internet and Internet advertising.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to forecast revenue from agreements under which we guarantee minimum payments.

•	Geopolitical events such as war, threat of war or terrorist actions.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising. This was followed by a lengthy downturn in ad spending on the web. Also, user traffic tends to be seasonal. Our rapid growth has masked the cyclicality and seasonality of our business. As our growth has slowed, the cyclicality and seasonality in our business has become more pronounced and will in the future cause our operating results to fluctuate.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then these customers may become dissatisfied and move to competitors’ products. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, advertisers and Google Network members. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and Google Network members, are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are perceived to be, substantially similar or better than those generated by our search services. This may force us to compete in different ways with our competitors and to expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated approximately 99% of our revenues in 2004, and in the six months ended June 30, 2005, from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites represented 49% of our revenues in 2004 and 46% of our revenues in the six months ended June 30, 2005. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, America Online, Inc., primarily through our AdSense program, accounted for approximately 12% and 11% of our revenues in 2004 and in the six months ended June 30, 2005, respectively. Also, certain of our key network members operate high-profile web sites, and we derive tangible and intangible benefits from this affiliation. If one or more of these key relationships is terminated or not renewed, and is not replaced with a comparable relationship, our business would be adversely affected.

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

We are migrating critical financial functions to a third-party provider. If this transition is not successful, our business and operations could be disrupted and our operating results would be harmed.

We have entered into an arrangement to transfer our worldwide billing, collection and credit evaluation functions to a third-party service provider, Bertelsmann AG, and are currently in the process of implementing this arrangement. However, we cannot be sure that the arrangement will be completed and implemented. The third-party provider will also help track, on an automated basis, a majority of our growing number of AdSense revenue share agreements. These functions are critical to our operations and involve sensitive interactions between us and our advertisers and members of our Google Network. If we do not successfully implement this project, our business, reputation and operating results could be harmed. We have no experience managing and implementing this type of large-scale, cross-functional, international infrastructure project. We also may not be able to integrate all of our systems and processes with those of the third-party service provider on a timely basis, or at all. Even if this integration is completed on time, the service provider may not perform to agreed upon service levels. Failure of the service provider to perform satisfactorily could disrupt our operations, result in customer dissatisfaction and adversely affect operating results. We will implement monitoring controls over the systems and processes of the third party vendor, however, there may be more risk than if we maintained and operated the controls ourselves. If we need to find an alternative source for performing these functions, we may have to expend significant resources in doing so, and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

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

If we fail to detect click fraud, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks on our ads from a variety of potential sources. We have regularly refunded revenues that our advertisers have paid to us that were later attributed to click fraud, and we expect to do so in the future. Click fraud occurs when a person clicks on a Google AdWords ad displayed on a web site for a reason other than to view the underlying content. If we are unable to stop this fraudulent activity, these refunds may increase. If we find new evidence of past fraudulent clicks we may issue refunds retroactively of amounts previously paid to our Google Network members. This would negatively affect our profitability, and these types of fraudulent activities could hurt our brand. If fraudulent clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the fraudulent clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which could lead to a loss of advertisers and revenues and potentially litigation.

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

We first derived revenue from our online search business in 1999 and from our advertising services in 2000, and we have only a short operating history with our cost-per-click advertising model, which we launched in 2002 and our new cost-per-impression advertising model which we launched in the second quarter of 2005. As a result, we have very little operating history for you to evaluate in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

We have incurred and will continue to incur increased costs as a result of being a public company.

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

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Disruption to our operations or those of our Google Network members or our data centers.

•	The emergence of new sales channels in which we are unable to compete effectively.

•	Our ability to develop and market new and enhanced products on a timely basis.

•	Commencement of, or our involvement in, litigation.

•	Any major change in our board or management.

•	Changes in governmental regulations or in the status of our regulatory approvals.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the likelihood of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging and other derivative transactions on shares of our Class A common stock.

•	General economic conditions and slow or negative growth of related markets.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. At July 31, 2005, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock and Class B common stock representing approximately 80% of the voting power of our outstanding capital stock. In particular, at July 31, 2005, our two founders and our CEO, Larry, Sergey and Eric, controlled approximately 79% of our outstanding Class B common stock, representing approximately 67% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro and the Japanese Yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The primary vehicle we have used is forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. In the three months ended June 30, 2005, we entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets. The notional principal of forward exchange contracts to purchase U.S. dollars with Euros was $314.0 million at June 30, 2005. There were no other forward exchange contracts outstanding at June 30, 2005.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. We recognized translation losses of $12.1 million in the six months ended June 30, 2005, primarily a result of generally weakening foreign currencies against the U.S. dollar.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $20.2 million and $1.7 million at June 30, 2005 and December 31, 2004. The adverse impact at June 30, 2005 is after consideration of the offsetting effect of approximately $36.2 million from forward exchange contracts in place for the month of June 2005. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $26.6 million and $19.0 million at June 30, 2005 and December 31, 2004.

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

We continue to prepare for our first management report on internal control over financial reporting, required for the annual period ending December 31, 2005, as well as continue to make improvements in areas such as domestic and international billing and related processes, system access, and cross business function coordination. These initiatives may result in changes to our internal control over financial reporting.

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

From time to time, we have been and may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark matters noted above), labor and employment claims, breach of contract claims, and other matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Securities

In April 2005, we issued 66,765 shares of common stock, with an aggregate value of $13,226,147 to the former shareholders of a privately-held technology corporation in connection with our acquisition of such corporation.

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

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ending June 30, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	53,106	$0.35	—	—
May 1 – 31	10,334	$0.30	—	—
June 1 – 30	20,745	$0.35	—	—
Total	84,185	$0.34	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2005 Annual Meeting of Stockholder on May 12, 2005 at our corporate headquarters at 1600 Amphitheatre Parkway, Mountain View, California 94043.

The following proposals were submitted to the shareholders:

•	the election of nine directors to serve for the ensuing year or until their successors are duly elected and qualified,

•	the ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2005, and

•	the approval of an amendment to our 2004 Stock Plan to, among other things, increase the number of authorized shares of Class A common stock issuable under the 2004 Stock Plan from 6,431,660 to 13,431,660 shares and to provide us with the ability to grant certain performance based awards that are fully deductible for federal income tax purposes.

Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share and vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. The holders of Class A common stock and Class B common stock voted as follows:

Board of Director Election Results

	Votes For	Votes Withheld

Eric Schmidt	1,044,421,780	445,964

Lawrence Page	1,044,416,516	451,228

Sergey Brin	1,044,419,653	448,091

L. John Doerr	1,022,960,504	21,907,240

John L. Hennessy	1,044,384,836	482,908

Arthur D. Levinson	1,041,280,814	3,586,930

Michael Moritz	1,044,165,342	702,402

Paul S. Otellini	1,044,144,198	723,546

K. Ram Shriram	1,044,417,335	450,409

The nine nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting and until his or her successor is elected and qualified.

Ratification of Ernst & Young LLP as Google’s independent auditors

The results of the voting included 1,040,638,686 votes for, 755,654 votes against, and 3,463,404 votes abstained. The appointment was ratified.

Approval of Amendments to Google’s 2004 Stock Plan

The results of the voting included 942,823,820 votes for, 44,964,724 votes against, and 3,541,594 votes abstained. The amendments were approved.

ITEM 6. EXHIBITS

Location of Exhibit Incorporated by reference herein
Exhibit Number	Description	Form	Date
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: August 15, 2005	By:	/s/ Eric Schmidt
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Location of Exhibit Incorporated by reference herein
Exhibit Number	Description	Form	Date
31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.
‡	Furnished herewith.