Form 10-Q
period 2005-09-30
Google Inc.
filed 2005-11-14
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No   ☒

At October 31, 2005, the number of shares outstanding of Google’s Class A common stock was 199,502,630 shares and the number of shares outstanding of Google’s Class B common stock was 96,045,503 shares.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOOGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2004	As of September 30, 2005
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$426,873	$5,518,569
Marketable securities	1,705,424	2,111,578
Accounts receivable, net of allowance of $3,962 and $7,926	311,836	541,815
Income taxes receivable	70,509	—
Deferred income taxes	19,463	18,275
Prepaid revenue share, expenses and other assets	159,360	192,448

Total current assets	2,693,465	8,382,685
Property and equipment, net	378,916	803,078
Goodwill	122,818	171,397
Intangible assets, net	71,069	57,206
Deferred income taxes, non-current	11,590	—
Prepaid revenue share, expenses and other assets, non-current	35,493	36,635

Total assets	$3,313,351	$9,451,001

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,672	$87,346
Accrued compensation and benefits	82,631	117,416
Accrued expenses and other current liabilities	64,111	98,620
Accrued revenue share	122,544	174,712
Deferred revenue	36,508	55,654
Income taxes payable	—	26,090
Current portion of equipment leases	1,902	10

Total current liabilities	340,368	559,848
Deferred revenue, long-term	7,443	9,968
Liability for stock options exercised early, long-term	5,982	2,908
Deferred income taxes, net	—	37,051
Other long-term liabilities	30,502	48,158
Stockholders’ equity:
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized at December 31, 2004 and September 30, 2005, 266,917, and 290,215 shares issued and outstanding, excluding 7,605 and 4,326 shares subject to repurchase at December 31, 2004 and September 30, 2005	267	290
Additional paid-in capital	2,582,352	7,234,487
Deferred stock-based compensation	(249,470)	(142,767)
Accumulated other comprehensive income	5,436	17,398
Retained earnings	590,471	1,683,660

Total stockholders’ equity	2,929,056	8,793,068

Total liabilities and stockholders’ equity	$3,313,351	$9,451,001

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)
Revenues	$805,887	$1,578,456	$2,157,722	$4,219,468
Costs and expenses:
Cost of revenues	362,099	653,826	1,003,874	1,796,128
Research and development	57,409	151,721	138,190	326,906
Sales and marketing	65,512	104,996	170,193	284,972
General and administrative	40,774	92,434	87,857	221,268
Stock-based compensation(1)	67,981	46,308	219,215	142,555
Non-recurring portion of settlement of disputes with Yahoo	201,000	—	201,000	—

Total costs and expenses	794,775	1,049,285	1,820,329	2,771,829

Income from operations	11,112	529,171	337,393	1,447,639
Interest income and other, net	3,866	20,797	2,668	54,205

Income before income taxes	14,978	549,968	340,061	1,501,844
Provision (benefit) for income taxes	(37,005)	168,786	145,042	408,655

Net income	$51,983	$381,182	$195,019	$1,093,189

Net income per share:
Basic	$0.25	$1.39	$1.14	$4.04

Diluted	$0.19	$1.32	$0.73	$3.80

Number of shares used in per share calculations:
Basic	205,007	275,130	170,511	270,655

Diluted	274,735	289,673	268,394	287,841

(1)	Stock-based compensation is allocated as follows (see Note 1):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)
Cost of revenues	$1,996	$1,328	$9,618	$3,925
Research and development	42,120	26,072	134,222	82,733
Sales and marketing	11,580	6,491	39,156	20,549
General and administrative	12,285	12,417	36,219	35,348

	$67,981	$46,308	$219,215	$142,555

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2005
	(unaudited)
Operating activities
Net income	$195,019	$1,093,189
Adjustments:
Depreciation and amortization of property and equipment	85,620	171,107
Amortization of intangibles and warrants	10,393	27,980
In-process research and development	950	20,812
Stock-based compensation	219,215	142,555
Tax benefits from stock-based award activity	144,971	271,700
Non-recurring portion of settlement of disputes with Yahoo	201,000	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(78,361)	(225,083)
Income taxes, net	(182,415)	127,835
Prepaid revenue share, expenses and other assets	(54,134)	(24,645)
Accounts payable	3,369	54,694
Accrued expenses and other liabilities	42,148	66,555
Accrued revenue share	13,301	52,577
Deferred revenue	7,871	21,712

Net cash provided by operating activities	608,947	1,800,988

Investing activities
Purchases of property and equipment	(259,915)	(592,386)
Purchases of marketable securities	(2,877,309)	(4,992,995)
Maturities and sales of marketable securities	1,548,334	4,627,212
Purchases of intangible and other assets	(7,999)	(10,000)
Acquisitions, net of cash acquired	(7,833)	(41,748)

Net cash used in investing activities	(1,604,722)	(1,009,917)

Financing activities
Proceeds from exercise of stock options, net	10,159	33,546
Proceeds from exercise of warrant	21,944	—
Net proceeds from public offerings	1,161,446	4,287,621
Payment of note receivable from officer/stockholder	4,300	—
Payments of principal on capital leases and equipment loans	(3,521)	(1,413)

Net cash provided by financing activities	1,194,328	4,319,754

Effect of exchange rate changes on cash and cash equivalents	(3,079)	(19,129)

Net increase in cash and cash equivalents	195,474	5,091,696
Cash and cash equivalents at beginning of year	148,995	426,873

Cash and cash equivalents at end of period	$344,469	$5,518,569

Supplemental disclosures of cash flow information
Cash paid for interest	$611	$94

Cash paid for income taxes	$181,967	$5,588

Acquisition related activities:
Issuance of equity in connection with acquisitions, net of deferred stock-based compensation	$7,112	$15,237

See accompanying notes.

GOOGLE INC.

NOTES TO

CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Google Inc. and Summary of Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We provide highly targeted advertising and global Internet search solutions as well as intranet solutions via an enterprise search appliance.

Basis of Consolidation

The condensed consolidated financial statements include the accounts of Google and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of income for the three and nine months ended September 30, 2004 and 2005, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2005 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2005, and our results of operations for the three and nine months ended September 30, 2004 and 2005, and our cash flows for the nine months ended September 30, 2004 and 2005. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Revenue Recognition

The following table presents our revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)
Advertising revenues:
Google web sites	$411,671	$884,679	$1,058,645	$2,278,848
Google Network web sites and magazines	384,285	675,012	1,064,263	1,889,369

Total advertising revenues	795,956	1,559,691	2,122,908	4,168,217
Licensing and other revenues	9,931	18,765	34,814	51,251

Revenues	$805,887	$1,578,456	$2,157,722	$4,219,468

In the first quarter of 2000, we introduced our first advertising program through which we offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages and we recognized revenue at the time these ads appeared. In the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. AdWords is also available through our direct sales force. AdWords advertisers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords exclusively on a cost-per-click basis, so that an advertiser pays us only when a user clicks on one of its ads. We recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results on Google web sites. From January 1, 2004 until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords program that enables advertisers to pay us based on the number of times their ads appear on Google Network member sites specified by the advertiser. We recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network member sites. In addition, in the third quarter of 2005, we launched the Google Publication Ads Program through which we distribute our advertisers’ ads for publication in the magazines of our Google Network members. We recognize as revenue the fees charged advertisers when ads are published in these magazines.

Google AdSense is the program through which we distribute our advertisers’ ads for display on the web sites of our Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results or on the content pages of our Google Network members’ web sites and, for those advertisers who use our cost-per impression pricing, the fees charged advertisers each time an ad is displayed on our members’ sites. Finally, we recognize as revenues the fees charged advertisers for ads published in the magazines of our Google Network members. This revenue is reported on a gross basis primarily because we are the primary obligor to our advertisers.

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

Traffic acquisition costs were $302.9 million and $529.9 million in the three months ended September 30, 2004 and 2005, and $851.0 million and $1,486.0 million in the nine months ended September 30, 2004 and 2005.

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

Stock-based Compensation

Stock-based compensation consists of amortization of deferred stock-based compensation related to the values of restricted shares, certain restricted stock units and options to purchase Class A and Class B common stock issued to employees, as well as the values of performance-based restricted stock units and options to purchase Class A and Class B common stock issued to non-employees.

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

In connection with restricted shares, certain restricted stock units and unvested stock options granted to employees, we recorded deferred stock-based compensation costs of $4.5 million and $3.6 million for the three months ended September 30, 2004 and 2005, and $138.7 million and $30.6 million for the nine months ended September 30, 2004 and 2005.

Net amortization of deferred stock-based compensation totaled $63.0 million and $32.5 million in the three months ended September 30, 2004 and 2005, and $208.8 million and $114.4 million in the nine months ended September 30, 2004 and 2005. The deferred stock-based compensation is being amortized using the accelerated method, in accordance with SFAS 123, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in connection with Selling, Goods or Services (“EITF 96-18”), and Financial Accounting Standards Board (“FASB”) Interpretation No. 28 (“FIN 28”), over the respective vesting periods of certain restricted stock units, restricted shares and stock options, generally over four or five years.

We account for employee stock-based compensation related to performance-based restricted stock units under the variable method in accordance with the provisions of FIN 28. Under this method, stock-based compensation is measured based on the value of the underlying shares on each date within the vesting periods and is recognized ratably over those periods.

At September 30, 2005, there were approximately 498,000 performance-based restricted stock units outstanding. These restricted stock units vest on an annual and ratable basis over four years. Shares will be issued on the dates of vest net of applicable payroll withholding taxes to be paid for by us on behalf of our employees. As a result, the actual number of shares issued will be less than the aforementioned number of restricted stock units outstanding. We recognized $6.5 million and $8.9 million of stock-based compensation related to these restricted stock units in the three and nine months ended September 30, 2005.

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18. Under SFAS 123 and EITF 96-18, we use the Black-Scholes method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

We recorded stock-based compensation expense for the value of stock options earned by non-employees of $5.0 million and $7.3 million in the three months ended September 30, 2004 and 2005, and $10.4 million and $19.3 million in the nine months ended September 30, 2004 and 2005. No options that vest over time were granted to non-employees in the nine months ended September 30, 2005.

Pro forma information regarding net income has been determined as if we had accounted for our employee stock options under the method prescribed by SFAS 123. The resulting effect on pro forma net income disclosed may not be representative of the effects on net income on a pro forma basis in future years. See also the discussion under “Effect of Recent Accounting Pronouncements” below.

Had compensation cost for options, restricted stock units and shares of restricted stock granted under the equity plans been determined based on the fair value method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts below (in thousands, except per share data).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)
Net income, as reported	$51,983	$381,182	$195,019	$1,093,189
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	62,957	24,585	208,760	84,416
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(69,935)	(58,165)	(218,534)	(158,746)

Net income, pro forma	$45,005	$347,602	$185,245	$1,018,859

Net income per share:
As reported—basic	$0.25	$1.39	$1.14	$4.04
Pro forma—basic	$0.22	$1.26	$1.09	$3.76
As reported—diluted	$0.19	$1.32	$0.73	$3.80
Pro forma—diluted	$0.16	$1.20	$0.69	$3.54

Stock-based compensation related to certain restricted stock units and options granted to non-employees are not included in the additions and deductions above as there is no difference between our accounting and that required pursuant to the fair value method prescribed by SFAS 123.

For purposes of the above pro forma calculation, the value of each option granted through September 30, 2005 was estimated on the date of grant using the Black-Scholes pricing model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)
Risk-free interest rate	3.0%	4.0%	2.7%	3.8%
Expected volatility	75%	35%	75%	37%
Expected life (in years)	3.0	3.2	3.0	3.1
Dividend yield	—	—	—	—

The per share weighted-average fair value of an option granted in the three months ended September 30, 2004 and 2005 was $48.31 and $86.7 and in the nine months ended September 30, 2004 and 2005 was $63.07 and $75.31, using the Black-Scholes pricing model.

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

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine months ended September 30,
	2004	2005	2004	2005
	(unaudited)
Basic and diluted net income per share:
Numerator:
Net income	$51,983	$381,182	$195,019	$1,093,189

Denominator:
Weighted average Class A and Class B common shares outstanding	220,988	280,765	189,874	278,278
Less: Weighted average unvested Class A and Class B common shares subject to repurchase or cancellation	(15,981)	(5,635)	(19,363)	(7,623)

Denominator for basic calculation	205,007	275,130	170,511	270,655
Effect of dilutive securities:
Add:
Weighted average convertible preferred shares	42,129	—	63,445	—
Weighted average stock options and warrants and unvested Class A and Class B common shares and restricted stock units subject to repurchase or cancellation	27,599	14,544	34,438	17,186

Denominator for diluted calculation	274,735	289,673	268,394	287,841

Net income per share, basic	$0.25	$1.39	$1.14	$4.04

Net income per share, diluted	$0.19	$1.32	$0.73	$3.80

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Buildings are depreciated over periods up to 25 years. Equipment under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Construction in process is primarily related to the building of production equipment servers and lease-hold improvements. Depreciation for these assets commences once they are placed in service.

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. No forward foreign exchange contracts were entered into prior to May 2004.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income (expense) and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2005. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with Euros was $231.0 and $357.1 million at December 31, 2004 and September 30, 2005, respectively. There were no other forward foreign exchange contracts outstanding at December 31, 2004 or September 30, 2005.

Effect of Recent Accounting Pronouncements

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

If we had adopted the provisions of SFAS 123 at the beginning of 2004, net income would have been reduced by approximately $7.0 million and $33.6 million in the three months ended September 30, 2004 and 2005, and approximately $9.8 million and $74.3 million in the nine months ended September 30, 2004 and 2005 (as shown above). The additional stock-based compensation, net of income taxes, that would have been recognized under SFAS 123 in the three and nine months ended September 30, 2004 (and to a lesser extent, in the three and nine months ended September 30, 2005) is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes method. After the initial public offering, we generally granted stock options with no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have recognized if we had continued to apply APB 25, and significantly greater than the aforementioned additional stock-based compensation, net of income taxes we would have recognized under SFAS 123 compared to APB 25 in the three and nine months ended September 30, 2004 and 2005. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions used for estimating the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method. If we had used the individual award method, our net income in the three and nine months ended September 30, 2005 may have been reduced further than the aforementioned $33.6 million and $74.3 million reduction in the three and nine months ended September 30, 2005 had we adopted the provisions of SFAS 123.

SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At September 30, 2005, we had $142.8 million of deferred stock-based compensation on our balance sheet.

SFAS 123R requires that cash inflows from financing activities on our statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. In addition, cash outflows from operating activities must include the cash that would have been paid for income taxes if increases in the value of equity instruments issued under share-based arrangements had not been deductible in determining taxable income in excess of any related stock-based compensation recognizable for financial reporting purposes. The above amounts are the same. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in the nine months ended September 30, 2005. The change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123R.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of income. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS 154 on January 1, 2006 will have a material effect on our financial position, cash flows or results of operations.

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	As of December 31, 2004	As of September 30, 2005
		(unaudited)
Cash and cash equivalents	$426,873	$5,518,569

Marketable securities:
Municipal securities	1,616,684	1,215,722
U.S. corporate securities	83,577	—
U.S. government notes	5,163	847,865
Equity security	—	47,991

Total marketable securities	1,705,424	2,111,578

Total cash, cash equivalents and marketable securities	$2,132,297	$7,630,147

We have not experienced any significant realized gains or losses on our investments in the periods presented. Net unrealized gains (losses) were $29.0 million at September 30, 2005 and were immaterial at December 31, 2004.

Note 3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2004	As of September 30, 2005
		(unaudited)
Information technology assets	$504,127	$781,075
Construction in process	49,350	205,413
Land and buildings	—	122,734
Leasehold improvements	17,617	49,307
Furniture and fixtures	11,974	14,587

Total	583,068	1,173,116
Less accumulated depreciation and amortization	204,152	370,038

Property and equipment, net	$378,916	$803,078

Note 4. Contingencies

Legal Matters

Certain companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We are also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or recently have litigated similar issues in other cases in the U.S., France, Germany, Italy, Israel and Austria. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenues, which could harm our business.

Certain entities have also filed copyright claims against us, alleging that features of certain of our products, including Google Web Search, Google News, Google Image Search, and Google Print, infringe their rights. Adverse results in these lawsuits may include awards of damages and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business.

From time to time, we may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), labor and employment claims, breach of contract claims, and other matters.

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

Note 5. Information about Geographic Areas

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

Revenues by geography are based on the billing addresses of the advertisers. No single foreign country, other than the United Kingdom, accounted for more than ten percent of total revenues in either the three months or nine month periods ended September 30, 2004 or 2005. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
	(unaudited)
Revenues:
United States	$524,528	$957,086	$1,453,449	$2,572,156
United Kingdom	107,910	233,207	265,552	618,586
Rest of the world	173,449	388,163	438,721	1,028,726

Total revenues	$805,887	$1,578,456	$2,157,722	$4,219,468

	As of December 31, 2004	As of September 30, 2005
		(unaudited)
Long-lived assets:
United States	$552,857	$924,879
International	67,029	143,437

Total long-lived assets	$619,886	$1,068,316

Note 6. Stockholders’ Equity

In April and May 2005, our Board of Directors and stockholders approved an additional seven million shares of Class A common stock for issuance under our 2004 Stock Plan.

In September 2005, we issued 14,759,265 shares of Class A common stock in a follow-on stock offering for net proceeds of $4.3 billion.

Note 7. Subsequent Event

In November 2005, we made a $90.0 million cash contribution to the Google Foundation, a non-profit related party. As the contribution is unconditional and non-reciprocal, we have recognized it as an expense in the fourth quarter of 2005. Furthermore, as this amount is material and as we do not expect to make further donations to the Google Foundation for the foreseeable future, we expect to present this expense as a separate line-item under “costs and expenses” on our statements of income in the future.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses.

•	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business.

•	that growth in advertising revenues from our web sites may exceed that from our Google Network members’ web sites.

•	regarding our expectations with respect to our operating margins.

•	that we expect to employ a significant number of temporary employees.

•	regarding our future stock-based compensation charges and anticipated increases in cash compensation per employee.

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members.

•	that our cost of revenues will increase in the three months ended December 31, 2005 as a result of anticipated increases in traffic acquisition and data center costs.

•	that research and development, sales and marketing and general and administrative expenses will increase in the future.

•	regarding our expansion into international markets and the growth of revenues from our international operations.

•	regarding our spending on property and equipment, including costs related to information technology infrastructure and land and buildings.

•	regarding our income tax rates, tax liabilities and the expected higher proportion of our earnings we expect our Irish subsidiary to recognize.

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations.

•	regarding the impact of accounting pronouncements.

•	regarding our expected further contributions to the Google Foundation and investments in other philanthropic endeavors.

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

From January 1, 2004 until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only pricing structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords cost-per-impression pricing program that enables advertisers to pay us based on the number of times their ads appear on Google Network members’ sites specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that appears next to the search results on our web sites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network members’ sites. Our AdWords agreements are generally terminable at any time by our advertisers. In addition, in the third quarter of 2005, we launched the Google Publication Ads Program through which we distribute our advertisers’ ads for publication in the magazines of our Google Network members. We recognize as revenue the fees charged advertisers when their ads are published in magazines.

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program primarily includes AdSense for search and AdSense for content. AdSense for search, launched in the first quarter of 2002, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ sites or, for those advertisers who choose our cost-per-impression pricing, as their ads are displayed. To date, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites. Some of our Google Network members separately purchase our web search technology and pay related services fees to us. Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. Agreements with our larger members are individually negotiated. The standard agreements have no stated term and are terminable at will. The negotiated agreements vary in duration. The standard agreements have uniform revenue share terms. The non-standard agreements vary as to revenue share terms and duration and are heavily negotiated.

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity and quality of our search results.

•	The number and type of searches initiated at our web sites.

•	The number and type of searches initiated at, as well as the number of visits to and the content of, our Google Network members’ web sites.

•	The advertisers’ return on investment (ad cost per sale or cost per conversion) from advertising campaigns on our web sites or our Google Network members’ web sites compared to other forms of advertising.

•	The number of advertisers and the breadth of items advertised.

•	The total and per click advertising spending budgets of each advertiser.

•	The monetization of (or generation of revenues) from traffic on our web sites and our Google Network members’ web sites.

We believe that the monetization of traffic on our web sites and our Google Network members’ web sites is affected by the following factors:

•	The relevance and quality of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The number and prominence of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The rate at which our users and users of our Google Network members’ web sites click on advertisements.

•	Our minimum fee per click.

Advertising revenues made up no less than 98% of our revenues in the three and nine months ended September 30, 2004 and 2005. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

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

Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the spring and summer months, particularly through much of the third quarter, and Internet usage and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Prior to the second quarter of 2004, these seasonal trends may have been masked by the substantial quarter over quarter growth of Internet traffic focused on commercial transactions and ultimately by the substantial quarter over quarter growth in our revenues. In addition, in the third quarters of 2004 and 2005 these seasonal trends may have been masked by certain monetization improvements to our advertising programs, as well as by the continued expansion of our global advertiser base and partner network.

Our operating margin decreased from the three months ended June 30, 2005 (34.4%) to the three months ended September 30, 2005 (33.5%), primarily as a result of an increase in research and development and general and administrative expenses as a percentage of revenues. This decrease was partially offset by a decrease in traffic acquisition costs as a percentage of advertising revenues primarily because a greater portion of our revenues came from our web sites compared to our Google Network members’ web sites. This decrease was also partially offset by a decrease in stock based compensation and sales and marketing expenses as a percentage of revenues. From the inception of the Google Network in 2002 through the first quarter of 2004, the growth in advertising revenues from our Google Network members’ web sites exceeded that from our web sites, which had a negative impact on our operating margins. The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than revenue generated from ads placed on our web sites. This lower operating margin arises because most of the advertiser fees from ads served on Google Network member web sites are shared with our Google Network members, leaving only a portion of these fees for us. However, beginning in the second quarter of 2004, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. We expect that this will continue in the foreseeable future although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

Our operating margin may decrease as we invest in building the necessary employee and systems infrastructures required to manage our anticipated growth. We have experienced and expect to continue to experience substantial growth in our operations as we invest significantly in our research and development programs, expand our user, advertiser and Google Network member bases and increase our presence in international markets. This growth has required us to continually hire new personnel and make substantial investments in property and equipment. Our full-time employee headcount has grown from 3,021 at December 31, 2004 to 4,989 at September 30, 2005. Also, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $259.9 million in the nine months ended September 30, 2004 to $592.4 million in the nine months ended September 30, 2005. We expect to spend over $800 million on property and equipment, including information technology infrastructure and land and buildings, to help us manage and grow our operations during 2005. However, we may spend less depending on the availability and price of suitable property and equipment. As a result, our capital spending between periods may fluctuate significantly. Management of our growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively. Finally, investments in our business are generally made with a focus on our long-term operations. Accordingly, there may be little or no linkage between our spending and our revenues in any particular quarter.

We are increasingly generating a larger portion of our revenues from our international operations. Our international revenues have grown as a percentage of our total revenues to 39% in the three months ended September 30, 2005 from 35% in the three months ended September 30, 2004. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs in international markets, an increase in our direct sales resources and customer support operations in international markets and our continued progress in developing versions of our products tailored for these markets.

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

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2004	June 30, 2005	September 30, 2005	2004	2005
	(unaudited)			(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	44.9	43.1	41.4	46.5	42.6
Research and development	7.1	6.9	9.6	6.4	7.8
Sales and marketing	8.1	7.0	6.7	7.9	6.7
General and administrative	5.1	5.2	5.9	4.1	5.2
Stock-based compensation	8.5	3.4	2.9	10.2	3.4
Non-recurring portion of settlement of disputes with Yahoo	24.9	—	—	9.3	—

Total costs and expenses	98.6	65.6	66.5	84.4	65.7

Income from operations	1.4	34.4	33.5	15.6	34.3
Interest income and other, net	0.5	1.4	1.3	0.1	1.3

Income before income taxes	1.9	35.8	34.8	15.7	35.6
Provision (benefit) for income taxes	(4.6)	11.0	10.7	6.7	9.7

Net income	6.5%	24.8%	24.1%	9.0%	25.9%

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2004	June 30, 2005	September 30, 2005	2004	2005
	(unaudited)			(unaudited)
	(in thousands)
Advertising revenues:
Google web sites	$411,671	$737,172	$884,679	$1,058,645	$2,278,848
Google Network web sites and magazines	384,285	630,242	675,012	1,064,263	1,889,369

Total advertising revenues	795,956	1,367,414	1,559,691	2,122,908	4,168,217
Licensing and other revenues	9,931	17,081	18,765	34,814	51,251

Revenues	$805,887	$1,384,495	$1,578,456	$2,157,722	$4,219,468

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2004	June 30, 2005	September 30, 2005	2004	2005
	(unaudited)			(unaudited)
Advertising revenues:
Google web sites	51%	53%	56%	49%	54%
Google Network web sites and magazines	48	46	43	49	45

Total advertising revenues	99	99	99	98	99
Google web sites as % of advertising revenues	52	54	57	50	55
Google Network web sites as % of advertising revenues	48	46	43	50	45
Licensing and other revenues	1%	1%	1%	2%	1%

Growth in our revenues from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 resulted primarily from growth in advertising revenues. This increase was primarily the result of increases in the number of paid clicks rather than from changes in the average fees realized. The increase in the number of paid clicks was due to an increase in aggregate traffic on our web sites and those of our Google Network members and improvements in our ability to monetize increased traffic on our web sites.

Our sequential quarterly revenue growth rate increased from 10.2% for the three months ended March 31, 2005 to the three months ended June 30, 2005, to 14.0% for the three months ended June 30, 2005 to the three months ended September 30, 2005.

        Growth in advertising revenues from our web sites from the three months ended June 30, 2005 to the three months ended September 30, 2005 was $147.5 million or 20.0% compared to $80.2 million or 12.2% from the three months ended March 31, 2005 to the three months ended June 30, 2005. This increase is primarily the result of improvements in our ability to monetize traffic on our web sites and the continued expansion of our global advertiser base, which more than offset seasonal slowdowns in traffic.

Growth in advertising revenues from our Google Network members web sites from the three months ended June 30, 2005 to the three months ended September 30, 2005 was $44.8 million or 7.1% compared to $46.1 million or 7.9% from the three months ended March 31, 2005 to the three months ended June 30, 2005. This decrease is primarily the result of seasonal slowdowns in traffic offset in part by the continued expansion of our global advertiser base and partner network.

Revenues realized through the Google Publication Ads Program launched in the third quarter of 2005 were not material.

Licensing and other revenues increased by $1.7 million or 9.9% from the three months ended June 30, 2005 to the three months ended September 30, 2005 primarily as a result of increased sales of our Search Appliances.

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

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2004	June 30, 2005	September 30, 2005	2004	2005
	(unaudited)			(unaudited)
United States	65%	61%	61%	67%	61%
International	35%	39%	39%	33%	39%

The growth in international revenues from the three and nine months ended September 30, 2004 to the three and nine months ended September 30, 2005 is the result of our efforts to provide search results to international users and deliver more ads from non-U.S. advertisers. We expect that international revenues will generally continue to grow as a percentage of our total revenues during 2005 and in future periods. While international revenues accounted for approximately 39% of our total revenues in the nine months ended September 30, 2005 and 33% in the nine months ended September 30, 2004, more than half of our user traffic during these periods came from outside the U.S.

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

	Three Months Ended			Nine Months Ended September 30,
	September 30, 2004	June 30, 2005	September 30, 2005	2004	2005
	(unaudited)			(unaudited)
Traffic acquisition costs	$302.9	$494.3	$529.9	$851.0	$1,486.0
Traffic acquisition costs as a percentage of advertising revenues	38.1%	36.1%	34.0%	40.1%	35.7%

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

Cost of revenues increased by $56.7 million to $653.8 million (or 41.4% of revenues) in the three months ended September 30, 2005, from $597.1 million (or 43.1% of revenues) in the three months ended June 30, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, additional data center costs, additional credit card and other transaction fees, and additional expenses related to acquiring content on our web sites. There was an increase in traffic acquisition costs of $35.6 million primarily resulting from more advertiser fees generated through our AdSense program and an increase in data center costs of $17.0 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $2.3 million resulting from more advertiser fees being generated through AdWords, and an increase in content acquisition costs of $1.6 million primarily related to our Google Earth and Google Print products. Amounts we paid to Google Network members for ads published in their magazines were not material in the three months ended September 30, 2005.

Traffic acquisition costs as a percentage of advertising revenues decreased slightly from 36.1% in the three months ended June 30, 2005 to 34.0% in the three months ended September 30, 2005. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, and an increase in the proportion of our AdSense revenue coming from agreements with more favorable revenue share arrangements.

Cost of revenues increased by $291.7 million to $653.8 million (or 41.4% of revenues) in the three months ended September 30, 2005, from $362.1 million (or 44.9% of revenues) in the three months ended September 30, 2004. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, additional data center costs and additional expenses related to acquiring content on our web sites. There was an increase in traffic acquisition costs of $226.9 million primarily resulting from more advertiser fees generated through our AdSense program, and an increase in data center costs of $39.2 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $9.6 million resulting from more advertiser fees being generated through AdWords, an increase in content acquisition costs of $9.5 million primarily related to our Google Earth and Google Print products as well as an increase in the amortization of developed technology of $3.6 million resulting from acquisitions in the current and prior year.

Cost of revenues increased by $792.2 million to $1,796.1 million (or 42.6% of revenues) in the nine months ended September 30, 2005, from $1,003.9 million (or 46.5% of revenues) in the nine months ended September 30, 2004. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, additional data center costs and additional expenses related to acquiring content on our web sites. There was an increase in traffic acquisition costs of $635.0 million primarily resulting from more advertiser fees generated through our AdSense program and an increase in data center costs of $89.6 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $25.8 million resulting from more advertiser fees generated through AdWords, an increase in content acquisition costs of $20.7 million as well as an increase in the amortization of developed technology of $12.2 million resulting from acquisitions in the current and prior year primarily related to our Google Earth and Google Print products.

We expect cost of revenues to continue to increase in dollars in the three months ended December 31, 2005, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and content acquisition costs. However, traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including (i) the relative growth rates of revenues from our web sites and from our Google Network members’ web sites, (ii) whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements, and (iii) whether we share with existing and new partners proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our web sites.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased by $55.9 million to $151.7 million (or 9.6% of revenues) in the three months ended September 30, 2005, from $95.8 million (or 6.9% of revenues) in the three months ended June 30, 2005. This increase was primarily due to an increase in labor and facilities related costs of $32.6 million as a result of a 29% increase in research and development headcount. In addition, depreciation and related expenses increased by $1.6 million primarily as a result of additional information technology assets purchased over the six months ended September 30, 2005. We also recognized $20.8 million of in-process research and development expenses as a result of an acquisition in the three months ended September 30, 2005 and none in the three months ended June 30, 2005.

Research and development expenses increased by $94.3 million to $151.7 million (or 9.6% of revenues) in the three months ended September 30, 2005, from $57.4 million (or 7.1% of revenues) in the three months ended September 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $59.4 million as a result of a 124% increase in research and development headcount. In addition, there was an increase in depreciation and related expenses of $10.3 million primarily as a result of additional information technology assets purchased over the fifteen-month period ended September 30, 2005. We also recognized $20.8 million of in-process research and development expenses as a result of an acquisition in the three months ended September 30, 2005 and none in the three months ended September 30, 2004.

Research and development expenses increased by $188.7 million to $326.9 million (or 7.8% of revenues) in the nine months ended September 30, 2005, from $138.2 million (or 6.4% of revenues) in the nine months ended September 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $127.5 million as a result of a 124% increase in research and development headcount. In addition, there was an increase in depreciation and related expenses of $29.9 million primarily as a result of additional information technology assets purchased over the 21-month period ended September 30, 2005. Also, in-process research and development expenses increased $19.8 million from $1.0 million in the nine months ended September 30, 2004 to $20.8 million in the nine months ended September 30, 2005.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in the three months ended December 31, 2005 and future periods because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures.

Sales and marketing expenses increased $8.0 million to $105.0 million (or 6.7% of revenues) in the three months ended September 30, 2005, from $97.0 million (or 7.0% of revenues) in the three months ended June 30, 2005. This increase in dollars was primarily due to an increase in labor and facilities related costs of $10.1 million mostly as a result of a 10% increase in sales and marketing headcount. This increase is partially offset by a decrease in sales conference related expenses of $2.3 million.

Sales and marketing expenses increased $39.5 million to $105.0 million (or 6.7% of revenues) in the three months ended September 30, 2005, from $65.5 million (or 8.1% of revenues) in the three months ended September 30, 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $26.7 million mostly as a result of a 57% increase in sales and marketing headcount and an increase in promotional and advertising expenses of $9.0 million. In addition, depreciation and related expenses increased $3.1 million and travel-related expenses increased $1.7 million. The increase in sales and marketing personnel, promotional and advertising, depreciation and related expenses and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis.

Sales and marketing expenses increased $114.8 million to $285.0 million (or 6.7% of revenues) in the nine months ended September 30, 2005, from $170.2 million (or 7.9% of revenues) in the nine months ended September 30, 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $69.6 million mostly as a result of a 57% increase in sales and marketing headcount. In addition, promotional and advertising expenses increased $26.7 million, depreciation and related expenses increased $8.6 million, office related expenses increased $5.5 million and travel-related expenses increased $4.2 million.

We anticipate sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in the three months ended December 31, 2005 and future periods as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to add support personnel to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel and increase promotional and advertising expenditures, such as toolbar distributions, to support our worldwide expansion.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $20.8 million to $92.4 million (or 5.9% of revenues) in the three months ended September 30, 2005, from $71.6 million (or 5.2% of revenues) in the three months ended June 30, 2005. This increase was primarily due to an increase in labor and facilities related costs of $10.2 million primarily as a result of 18% increase in headcount, an increase in professional services fees of $4.4 million primarily the result of our on-going efforts to build the legal, finance, human resources, recruiting and information technology functions required of a growing public company, an increase in charitable contributions of $1.9 million as well as an increase in depreciation and related expenses of $1.8 million.

General and administrative expenses increased $51.6 million to $92.4 million (or 5.9% of revenues) in the three months ended September 30, 2005, from $40.8 million (or 5.1% of revenues) in the three months ended September 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $25.8 million, primarily as a result of a 95% increase in headcount, an increase in professional services fees of $16.5 million, an increase in charitable contributions of $2.2 million and an increase in depreciation and related expenses of $1.3 million. The additional personnel, professional services fees, charitable contributions and depreciation and related expenses are the result of the growth of our business.

General and administrative expenses increased $133.2 million to $221.3 million (or 5.2% of revenues) in the nine months ended September 30, 2005, from $88.1 million (or 4.1% of revenues) in the nine months ended September 30, 2004. This increase was primarily due to an increase in labor and facilities related costs of $68.3 million, primarily as a result of a 95% increase in headcount, and an increase in professional services fees of $41.6 million. In addition, depreciation and related expenses increased $4.8 million, amortization of intangibles increased $4.7 million, travel and entertainment expenses increased $3.2 million and charitable contributions increased $3.2 million. The additional personnel, professional services fees, amortization of intangibles, depreciation and related, travel and charitable contribution expenses are the result of the growth of our business.

As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the three months ended December 31, 2005 and in future periods. In addition, contributions made by us to charitable and other organizations will increase significantly in dollar amount and as a percentage of revenues in 2005 compared to 2004, primarily as a result of a $90.0 million cash contribution made to the Google Foundation in the fourth quarter of 2005. The Google Foundation is a nonprofit related party of Google. As this amount is material and as we do not expect to make further donations to the Google Foundation for the foreseeable future, we expect to present this expense as a separate line-item under “costs and expenses” on our statements of income in the future.

Stock-Based Compensation. Prior to the date of our initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options. We recorded the difference between the exercise price of an option awarded to an employee and the reassessed value of the underlying shares on the date of grant as deferred stock-based compensation. The determination of the reassessed value of stock underlying options is discussed in detail below in Critical Accounting Policies and Estimates—Stock-Based Compensation. We recognize compensation expense as we amortize the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods, generally four or five years. After the initial public offering, options have been generally granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant and, accordingly, little or no related stock-based compensation will be recognized under the current accounting rules. Also, in the fourth quarter of 2004, we began granting restricted stock units to certain employees, and in the second quarter of 2005, we began granting performance-based restricted stock units to all newly hired employees. Stock-based compensation related to these performance-based restricted stock units is measured based on the value of the underlying shares on each date within the vesting periods and is recognized ratably over those periods. In addition, in the past we have awarded options to non-employees to purchase our common stock. Stock-based compensation related to options awarded to non-employees is measured on a fair-value basis using the Black-Scholes valuation model as the options are earned.

Stock-based compensation decreased $1.0 million to $46.3 million (or 2.9% of revenues) in the three months ended September 30, 2005 from $47.3 million (or 3.4% of revenues) in the three months ended June 30, 2005. The decrease was due to less amortization of deferred stock-based compensation amounts from prior periods. This decrease in dollars was partially offset by an additional $4.4 million of stock-based compensation that we recognized in the three months ended September 30, 2005 compared to the three months ended June 30, 2005 primarily related to restricted stock units granted over the six months ended September 30, 2005. These restricted stock units are recognized as stock-based compensation over the related vesting period of four years.

Stock-based compensation in the three months ended September 30, 2005 decreased $21.7 million to $46.3 million (or 2.9% of revenues) from $68.0 million (or 8.5% of revenues) in the three months ended September 30, 2004. The decrease was primarily driven by a decrease in the level of stock option grants during the third quarter of 2005 and the immediate preceding quarters, as well as a substantial decrease in the intrinsic values of the options on the dates of grant, compared to the third quarter of 2004 and the immediate preceding quarters. This decrease was partially offset by $11.4 million of stock-based compensation that we recognized in the three months ended September 30, 2005 compared to none in the three months ended September 30, 2004 related to restricted stock units which we began granting in the fourth quarter of 2004. After the initial public offering, options were generally granted at exercise prices equal to the fair market value of the underlying stock on the date of grant. As a result, nearly all of these options were granted at no intrinsic value and, accordingly, only an immaterial amount of resultant stock-based compensation will be recognized under the current accounting rules.

Stock-based compensation in the nine months ended September 30, 2005 decreased $76.6 million to $142.6 million (or 3.4% of revenues) from $219.2 million (or 10.2% of revenues) in the nine months ended September 30, 2004. The decrease was primarily driven by a decrease in the level of stock option grants during the first nine months of 2005 and the immediate preceding quarters, as well as a substantial decrease in the intrinsic values of these options on the dates of grant, compared to the first half of 2004 and the immediate preceding quarters. This decrease was partially offset by $21.0 million of stock-based compensation that we recognized in the nine months ended September 30, 2005 compared to none in the nine months ended September 30, 2004 related to restricted stock units which we began granting in the fourth quarter of 2004.

Based on our balance sheet at September 30, 2005, we expect to amortize stock-based compensation of $29.6 million for the three months ended December 31, 2005, $76.3 million in 2006, $28.2 million in 2007, $6.7 million in 2008, $1.5 million in 2009 and $0.5 million thereafter. These amounts assume the continued employment throughout the referenced periods of the recipients of the options that gave rise to the deferred stock-based compensation. These amounts do not include stock-based compensation related to:

•	restricted stock or restricted stock units that have been and may be granted to employees subsequent to September 30, 2005.

•	performance-based restricted stock units.

•	the effect of changes to the stock-based accounting rules as set forth under Statement of Financial Accounting Standards No.123 (revised 2004), Share-Based Payment, which we will adopt beginning January 1, 2006 (for additional discussion regarding the expected effect of this pronouncement, see Effect of Recent Accounting Pronouncements included elsewhere in this report).

•	options that have been or may be granted to non-employees.

•	options that may be granted to employees and directors subsequent to September 30, 2005 at exercise prices less than the fair market value on the date of grant.

At September 30, 2005, there were approximately 498,000 performance-based restricted stock units outstanding. These restricted stock units vest on an annual and ratable basis over four years. Depending on the fair market value of the underlying shares over the periods in which these restricted stock units vest, the related charge could be significant during the three months ended December 31, 2005. We recognized $6.6 million of stock-based compensation related to these restricted stock units in the three months ended September 30, 2005 and none in the three months ended September 30, 2004. Shares will be issued on the dates of vest net of applicable payroll withholding taxes to be paid for by us on behalf of our employees. As a result, the actual number of shares issued will be less than the aforementioned number of restricted stock units outstanding.

At December 31, 2004, there were 302,950 unvested options held by non-employees with a weighted-average exercise price of $0.52 and a weighted-average 36 months remaining vesting period. These options generally vest on a monthly and ratable basis. Depending on the fair value of these options on their vesting dates, the related charge could be significant during the three months ended December 31, 2005 and subsequent periods. We recognized $10.4 million and $19.3 million of stock-based compensation related to these options that vest over time in the nine months ended September 30, 2004 and 2005. No options that vest over time were granted to non-employees in the nine months ended September 30, 2005.

See Note 1 of Notes to Condensed Consolidated Financial Statements, as well as Critical Accounting Policies and Estimates and Effect of Recent Accounting Pronouncements, included elsewhere in this report for additional information about stock-based compensation.

Interest Income and Other, Net

Interest income and other of $20.8 million in the three months ended September 30, 2005 was primarily the result of $25.4 million of interest income earned on our cash, cash equivalents and marketable securities balances. This was partially offset by $3.9 million of realized losses on sales of marketable securities, $700,000 of net foreign exchange losses and other expenses that resulted primarily from (i) the forward contracts that we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies.

Interest income and other of $3.9 million in the three months ended September 30, 2004 was primarily the result of $4.1 million of interest income earned on our cash, cash equivalents and marketable securities balances. This was partially offset by approximately $200,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Interest income and other of $54.2 million in the nine months ended September 30, 2005 was primarily the result of $52.7 million of interest income earned on cash, cash equivalents and marketable security balances. In addition, we recognized $6.7 million of net foreign exchange gains that resulted from (i) the forward contracts that we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. These income sources were also offset by $5.2 million of realized losses and other expenses primarily from sales of marketable securities.

Interest expense and other of $2.7 million in the nine months ended September 30, 2004 was primarily the result of $6.8 million of interest income earned on cash, cash equivalents and marketable securities balances. This was partially offset by $3.4 million of foreign exchange losses from net receivables denominated in currencies other than U.S. dollars as a result of generally weakening foreign currencies against the U.S. dollar during the nine months ended September 30, 2004, and approximately $700,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Provision for Income Taxes

Our provision for income taxes increased to $168.8 million, or an effective tax rate of 31% in the three months ended September 30, 2005, from $152.6 million, or an effective tax rate of 31% in the three months ended June 30, 2005. The increase in our provision for income taxes primarily resulted from increases in Federal and state income taxes, driven by higher taxable income period over period. Although our provision for income taxes was not materially affected by stock-option activity, we did realize a $105.0 million reduction to our income taxes payable as a result of stock-option activity.

Our provision for income taxes increased to $168.8 million, or an effective tax rate of 31% in the three months ended September 30, 2005 from a benefit of income taxes of $37.0 million in the three months ended September 30, 2004. The increase in our provision for income taxes primarily resulted from increases in Federal and state income taxes, driven by higher taxable income period over period.

Our provision for income taxes increased to $408.7 million, or an effective tax rate of 27% in the nine months ended September 30, 2005 from $144.8 million, or an effective tax rate of 43% in the nine months ended September 30, 2004. The increase in our provision for income taxes primarily resulted from increases in Federal and state income taxes, driven by higher taxable income period over period. In addition, in the third quarter of 2004, our tax provision was reduced by $46.0 million related to certain stock-based compensation charges recognized prior to the initial public offering. Also, in the first quarter of 2005, our tax provision was reduced by $48.5 million as a result of disqualifying dispositions recognized for all of our incentive stock options. The decrease in our effective tax rate was primarily because proportionately more of our earnings in 2005 compared to 2004 are expected to be recognized by our Irish subsidiary and such earnings are taxed at a lower statutory tax rate than in the U.S.

We expect our effective tax rate to be approximately 30% for 2005. However, if future earnings recognized by our Irish subsidiary are not at the levels we expect, our effective tax rate will be higher than our expectations.

Liquidity and Capital Resources

In summary, our cash flows were:

	Nine months ended September 30,
	2004	2005
	(in thousands)
Net cash provided by operating activities	$608,947	$1,800,988
Net cash used in investing activities	(1,604,722)	(1,009,917)
Net cash provided by financing activities	1,194,328	4,319,754

As a result of the completion of our initial public offering in August 2004, we raised $1,161.1 million of net proceeds. In September 2005, we raised $4,287.6 million of net proceeds from our follow-on stock offering. At September 30, 2005, we had $7,630.1 million of cash, cash equivalents and marketable securities. Marketable securities are comprised of highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies, as well as an equity investment. Note 2 of Notes to Condensed Consolidated Financial Statements included as part of this report describes further the composition of our marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At September 30, 2005 and December 31, 2004, we had unused letters of credit for approximately $14.1 million and $14.4 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, tax benefits from stock-based award activity and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2005 was $1,801.0 million and consisted of net income of $1,093.2 million, adjustments for non-cash items of $634.2 million and cash provided by working capital and other activities of $73.6 million. Adjustments for non-cash items primarily consisted of $171.1 million of depreciation and amortization expense on property and equipment and $142.6 million of stock-based compensation. In addition, adjustments for non-cash items included $271.7 million of tax benefits from stock-based award activity, which represents a portion of the $399.8 million reduction to income taxes payable that we recorded over the nine months of 2005 related to the exercise, sale or vesting of these awards. Working capital activities primarily consisted of an increase of $225.1 million in accounts receivable due to the growth in fees billed to our advertisers, an increase of $121.2 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment and other general expenditures and a net decrease in income taxes receivable and deferred income taxes of $127.8 million.

Cash provided by operating activities in the nine months ended September 30, 2004 was $608.9 million, and consisted of net income of $195.0 million and adjustments for non-cash items of $662.1 million partially offset by $248.2 million used by working capital and other activities. Working capital and other activities primarily consisted of a net increase in income taxes receivable and deferred income taxes of $182.4 million and an increase of $78.4 million in accounts receivable due to the growth in fees billed to our advertisers.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, now that we have become a public company, our cash-based compensation per employee has increased and will likely continue to increase (in the form of variable bonus awards and other incentive arrangements) in order to retain and attract employees. As part of our philanthropic program, we made a $90.0 million cash contribution to the Google Foundation, a nonprofit related party, in the fourth quarter of 2005. We do not expect to make additional contributions to the Google Foundation for the foreseeable future.

In addition, new accounting rules will require that cash benefits resulting from the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements be included as part of cash flows from financing activities rather than from operating activities. This change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of these new rules. See Effect of Recent Accounting Pronouncements included elsewhere in this report.

Cash used in investing activities in the nine months ended September 30, 2005 of $1,009.9 million was attributable to net purchases of marketable securities of $365.8 million, capital expenditures of $592.4 million and cash consideration used in acquisitions and other investments of $51.7 million. Cash used in investing activities in the nine months ended September 30, 2004 of $1,604.7 million was attributable to net purchases of marketable securities of $1,329.0 million, capital expenditures of $259.9 million and cash consideration used in acquisitions and other investments of $15.8 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in Internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure. We expect to spend over $800 million on property and equipment, including information technology infrastructure comprised primarily of production servers and network equipment as well as land and buildings, to manage and grow our operations during 2005.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire engineering teams, technologies and other assets. Also, as part of our philanthropic program, we expect to make equity and other investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these investments to be made primarily in cash and to be approximately $175 million over the three years ended December 31, 2008.

Cash provided by financing activities in the nine months ended September 30, 2005 of $4,319.8 million was due primarily to net proceeds from the follow-on equity stock offering of $4,287.6 million, after consideration of related issuance costs of $66.4 million. Cash provided by financing activities in the nine months ended September 30, 2004 of $1,194.3 million was due primarily to net proceeds from the initial public offering of $1,164.4 million, after consideration of related issuance costs of $40.6 million.

Contractual Obligations

We are obligated under certain agreements to make guaranteed minimum revenue share payments to Google Network members and certain partners based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At September 30, 2005, our aggregate outstanding non-cancelable minimum guarantee commitments totaled $298.5 million through 2007 compared to $462.9 million at December 31, 2004.

Critical Accounting Policies and Estimates

We prepare our condensed consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In many cases, we could reasonably have used different accounting policies and estimates. In some cases changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

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

We have accounted for stock options issued to our employees and directors using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The alternative is the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. If we had used the fair value method, our net income would have been reduced by approximately $7.0 and $33.6 million in the three months ended September 30, 2004 and 2005. These amounts are substantially less than the differences the separate application of these two methods would have on net income in future periods. This is primarily because the differences between the fair values of options granted prior to our initial public offering determined using the Black Scholes method and the related reassessed intrinsic values on the dates of grant were generally insignificant; whereas these differences were, and are expected to continue to be, significant for options granted after the initial public offering. Also, the assumptions we make under the Black Scholes method, such as expected term and stock-price volatility, will have a significant effect on the determination of the fair value of options granted after the initial public offering.

For instance, our assumptions about stock-price volatility have been based primarily on the implied volatility of publicly traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees, and to a lesser extent, the historical trading data for our stock. The implied volatilities of these options were used because their term is closest to the expected term of options granted to our employees. In addition, our assumptions about the expected term have been based primarily on that of companies that have option vesting and contractual terms, expected stock volatility and employee demographics and physical locations that are similar to ours. We have used this comparable data because we have limited relevant historical information to support the expected exercise behavior of our employees who have been granted options recently. This relevant historical information is limited because our stock has been publicly traded only since August 2004, and the fair market value of our stock has increased substantially during this time. Accordingly, the exercise behavior of employees who have been granted options recently may be different than that of employees who have exercised their significantly in-the-money options after the initial public offering.

If our expected term and stock-price volatility assumptions were different, the determination of the fair value of our stock options on the date of grant could be materially different.

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

Incentive Stock Option “Disqualifying Dispositions”

The recipient of an incentive stock option must hold the resultant shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, then all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If we include this profit in an individual’s taxable compensation, then we can deduct it as compensation expense on our corporate tax return. These benefits have been recorded as a reduction to our income taxes payable, which will ultimately improve our net cash provided by operating activities. In addition, we have applied the portfolio method to determine the portion of this benefit that is recorded as a reduction to our provision for income taxes as it is more practicable than the alternative individual award method discussed below. Under the portfolio method, to the extent the cumulative stock-based compensation recognized related to all incentive stock options multiplied by the statutory tax rate is greater than the cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related increase to our income taxes receivable or reduction to income taxes payable. In the fourth quarter of 2004, the increase to our income taxes receivable for disqualifying dispositions equaled the reduction to our provision for income taxes of $42.2 million. In the first quarter of 2005, the increase to our income taxes receivable for disqualifying dispositions of $121.1 million exceeded the reduction to our provision for income taxes of $48.5 million. This difference of $72.6 million was recorded as an increase to additional paid-in capital on our balance sheet. In the second quarter of 2005, the increase to our income taxes receivable for disqualifying dispositions of $76.2 million exceeded the reduction to our provision for income taxes of $1.1 million. This difference of $75.1 million was recorded as an increase to additional paid-in capital on our balance sheet. In the third quarter of 2005, the reduction to our income taxes payable for disqualifying dispositions of $59.5 million exceeded the reduction to our provision for income taxes of $2.8 million. This difference of $56.7 million was recorded as an increase to additional paid-in capital on our balance sheet. We do not expect for the foreseeable future further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur after the third quarter of 2005 related to incentive stock options currently outstanding.

As mentioned above, an alternative to the portfolio method is the individual award method. Under the individual award method, to the extent the cumulative stock-based compensation recognized under any particular incentive stock option grant multiplied by the statutory tax rate is greater than the related cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related increase to our income taxes receivable for that particular grant. However, once and to the extent the cumulative disqualifying disposition benefit recognized under any particular incentive stock option grant exceeds the related cumulative stock-based compensation multiplied by the statutory tax rate, the disqualifying disposition benefit will be recorded as additional paid-in capital on our balance sheet rather than as a reduction to our provision for income taxes. If we had used the individual award method rather than the portfolio method, the reduction to our provision for income taxes related to disqualifying dispositions may have been less than the $48.5 million realized in the first quarter of 2005 and greater than the $1.1 million and $2.8 million realized in the second and the third quarters of 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS 123R), Share-Based Payment. Under SFAS 123R, we will be required to use the individual award method to account for any disqualifying dispositions related to any incentive stock options granted after December 31, 2005 (See also Effect of Recent Accounting Pronouncements, below). We do not expect that the application of this method to our accounting for disqualifying dispositions related to incentive stock options currently outstanding will materially affect our provision for income taxes or our effective tax rate for the foreseeable future after adoption.

Effect of Recent Accounting Pronouncements

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

If we had adopted the provisions of SFAS 123 at the beginning of 2004, net income would have been reduced by approximately $7.0 million and $33.6 million in the three months ended September 30, 2004 and 2005, and approximately $9.8 million and $74.3 million in the nine months ended September 30, 2004 and 2005. The additional stock-based compensation, net of income taxes, that would have been recognized under SFAS 123 in the three and nine months ended September 30, 2004 (and to a lesser extent, in the three and nine months ended September 30, 2005) is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes method. After the initial public offering, we generally granted stock options with no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have recognized if we had continued to apply APB 25, and significantly greater than the aforementioned additional stock-based compensation, net of income taxes we would have recognized under SFAS 123 compared to APB 25 in the three and nine months ended September 30, 2004 and 2005. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the pricing model and related assumptions used for estimating the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method. If we had used the individual award method, our net income in the three and nine months ended September 30, 2005 may have been reduced further than the aforementioned $33.6 million and $74.3 million reduction in the three and nine months ended September 30, 2005 had we adopted the provisions of SFAS 123.

SFAS 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. We are currently evaluating these transition methods.

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At September 30, 2005, we had $142.8 million of deferred stock-based compensation on our balance sheet.

SFAS 123R requires that cash inflows from financing activities on our statement of cash flows include the cash retained as a result of the tax deductibility of increases in the value of equity instruments issued under share-based payment arrangements in excess of any related stock-based compensation recognizable for financial reporting purposes. These tax benefits shall be determined based on the individual award method. In addition, cash outflows from operating activities must include the cash that would have been paid for income taxes if increases in the value of equity instruments issued under share-based arrangements had not been deductible in determining taxable income in excess of any related stock-based compensation recognizable for financial reporting purposes. The above amounts are the same. This cash benefit has been included in the determination of cash provided by operating activities on our statement of cash flows in the nine months ended September 30, 2005. The change in methods will likely have a significant negative effect on our cash provided by operating activities in periods after adoption of SFAS 123R.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of income. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”, a replacement of Accounting Principles Board Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS 154 on January 1, 2006 will have a material effect on our financial position, cash flows or results of operations.

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

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has announced plans to develop features that make web search a more integrated part of its Windows operating system or other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Both Microsoft and Yahoo have more employees than we do (in Microsoft’s case, approximately 12 times as many). Microsoft also has significantly more cash resources than we do. Both of these companies also have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results compared to ours or leverage their platforms or products to make their web search services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

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

We expect our revenue growth rate to decline and anticipate downward pressure on our operating margin in the future.

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure to the extent the proportion of our revenues generated from our Google Network members increases. The margin on revenue we generate from our Google Network members is significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if our Google Network members demand a greater portion of the advertising fees, which could be the result of increased competition for these members.

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

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, advertisers and Google Network members. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and Google Network members, are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are perceived to be, substantially similar or better than those generated by our search services. This may force us to compete in different ways with our competitors and to expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated approximately 99% of our revenues in 2004, and in the nine months ended September 30, 2005, from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites or as ads are displayed represented 49% of our revenues in 2004 and 45% of our revenues in the nine months ended September 30, 2005. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, America Online, Inc., primarily through our AdSense program, accounted for approximately 12% and 10% of our revenues in 2004 and in the nine months ended September 30, 2005, respectively. If our relationship with America Online were terminated, not renewed or renegotiated on terms less favorable to us, our business could be adversely affected.

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

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s Auditing Standard No. 2 (“Standard No. 2”) provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404. Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Standard No. 2 is still relatively new and subject to professional judgment, some of management’s judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare, and our auditors may not agree with management’s assessments. We are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

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

We are migrating critical financial functions to a third-party provider. If this transition is not successful, our business and operations could be disrupted and our operating results could be harmed.

We have entered into an arrangement to transfer our worldwide billing, collection and credit evaluation functions to a third-party service provider, Bertelsmann AG, and are currently in the process of implementing this arrangement. However, we cannot be sure that the arrangement will be completed and implemented successfully or at all. The third-party provider will also help track, on an automated basis, a majority of our growing number of AdSense revenue share agreements. These functions are critical to our operations and involve sensitive interactions between us and our advertisers and members of our Google Network. If we do not successfully implement this project, our business, reputation and operating results could be harmed. We have no experience managing and implementing this type of large-scale, cross-functional, international infrastructure project. We also may not be able to integrate all of our systems and processes with those of the third-party service provider on a timely basis, or at all. Even if this integration is completed on time, the service provider may not perform to agreed-upon service levels. Failure of the service provider to perform satisfactorily could disrupt our operations, result in customer dissatisfaction and adversely affect operating results. We will implement monitoring controls over the systems and processes of the third party vendor. However, there may be more risk than if we maintained and operated the controls ourselves. If we need to find an alternative source for performing these functions, we may have to expend significant resources in doing so, and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

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

People have in the past expressed, and may in the future express, objections to aspects of our products. For example, people have raised privacy concerns relating to the ability of our Gmail email service to match relevant ads to the content of email messages. In addition, some individuals and organizations have raised objections to and sued us in connection with our scanning of copyrighted materials from library collections for use in our Google Print product. Aspects of our future products may raise similar public concerns. Publicity regarding such concerns could harm our brand. In addition, members of the Google Network and other third parties may take actions that could impair the value of our brand. We are aware that third parties, from time to time, use “Google” and similar variations in their domain names without our approval, and our brand may be harmed if users and advertisers associate these domains with us.

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

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of intellectual property rights claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use. Any intellectual property claims, with or without merit, could be time-consuming, expensive to litigate or settle and could divert resources and attention. In addition, many of our agreements with members of our Google Network require us to indemnify these members for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay damages or stop using technology or content found to be in violation of a third party’s rights. We may have to seek a license for the technology or content, which may not be available on reasonable terms and may significantly increase our operating expenses. The technology or content also may not be available for license to us at all. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense, or stop using the content. If we cannot license or develop technology or content for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

From time to time, we receive notice letters from patent holders alleging that certain of our products and services infringe their patent rights. Some of these have resulted in litigation against us. Companies have also filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms.

The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or have recently litigated similar issues in other cases in the U.S., France, Germany, Israel, Italy and Austria.

In order to provide users with more useful ads, last year we revised our trademark policy in the U.S. and Canada. Under our revised policy, we no longer disable ads due to selection by our advertisers of trademarks as keyword triggers for the ads. We are currently defending this policy in trademark infringement lawsuits in the United States. Defending these lawsuits is consuming time and resources. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

Certain entities have also filed copyright claims against us, alleging that features of certain of our products, including Google Web Search, Google News, Google Image Search, and Google Print, infringe their rights. Adverse results in these lawsuits may include awards of damages and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, generally speaking, any time that we have a product or service that links to or hosts material in which others allege to own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of potential harm from such lawsuits is substantial.

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

Many of our senior management personnel and other key employees have become, or will soon become, substantially vested in their initial stock option grants. While we often grant additional stock options to management personnel and other key employees after their hire dates to provide additional incentives to remain employed by us, these follow-on grants are typically much smaller than the initial grants. Employees may be more likely to leave us after their initial option grant fully vests, especially if the shares underlying the options have significantly appreciated in value relative to the option exercise price. We have not given any additional stock grants to Eric, Larry or Sergey, and Eric, Larry and Sergey are fully vested in their existing grants. If any members of our senior management team leave the company, our ability to successfully operate our business could be impaired. We also may have to incur significant costs in identifying, hiring, training and retaining replacements for departing employees.

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

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In 2005, we have spent and expect to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and Google Network members. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We rely on bandwidth providers, data centers or other third parties for key aspects of the process of providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or colocation services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate aspects of our data center and connectivity operations including, among others, Internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will continue to incur costs associated with our public company reporting requirements. We will also incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and the The Nasdaq National Market. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. We expect these rules and regulations will continue to make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

The trading price for our Class A common stock has been and may continue to be volatile.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of October 31, 2005, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock and Class B common stock representing approximately 79% of the voting power of our outstanding capital stock. In particular, as of October 31, 2005, our two founders and our CEO, Larry, Sergey and Eric, controlled approximately 83% of our outstanding Class B common stock, representing approximately 69% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Canadian Dollar and the Japanese Yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The primary vehicle we have used is forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. In the three months ended September 30, 2005, we entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets. The notional principal of forward exchange contracts to purchase U.S. dollars with Euros was $357.1 million at September 30, 2005. There were no other forward exchange contracts outstanding at September 30, 2005.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. We recognized translation losses of $9.0 million in the nine months ended September 30, 2005, primarily a result of generally weakening foreign currencies against the U.S. dollar.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $15.5 million and $1.7 million at September 30, 2005 and December 31, 2004. The adverse impact at September 30, 2005 is after consideration of the offsetting effect of approximately $46.9 million from forward exchange contracts in place for the month of September 2005. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $32.2 million and $19.0 million at September 30, 2005 and December 31, 2004.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. The evaluation included certain internal control areas in which we have made and are continuing to make changes to improve and enhance controls in preparation for management’s assessment of internal controls over financial reporting required for the annual period ending December 31, 2005. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Certain companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or recently have litigated similar issues in other cases in the U.S., France, Germany, Israel, Italy and Austria. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

Certain entities have also filed copyright claims against us, alleging that features of certain of our products, including Google Web Search, Google News, Google Image Search, and Google Print, infringe their rights. Adverse results in these lawsuits may include awards of damages and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business.

From time to time, we have been and may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), labor and employment claims, breach of contract claims, and other matters.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ending September 30, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – 31	17,593	$0.61	—	—
August 1 – 31	934	$0.30	—	—
September 1 – 30	2,020	$0.39	—	—
Total	20,547	$0.57	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6. EXHIBITS

Location of Exhibit Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.18©	Letter Agreement between the Registrant and Shirley Tilghman dated August 16, 2005	Current Report on Form 8-K	October 6, 2005

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: November 14, 2005	By:	/s/ Eric Schmidt
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Location of Exhibit Incorporated by reference herein
Exhibit Number	Description	Form	Date
10.18©	Letter Agreement between the Registrant and Shirley Tilghman dated August 16, 2005	Current Report on Form 8-K	October 6, 2005

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
‡	Furnished herewith.