Form 10-K
period 2005-12-31
Google Inc.
filed 2006-03-16
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

(650) 253-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $0.001 par value

Class B Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

At June 30, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, there were 177,033,940 shares of the Registrant’s Class A common stock and 101,678,686 shares of the Registrant’s Class B common stock outstanding, and the aggregate market value of such shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq National Market on June 30, 2005) was approximately $53,030,610,961. Shares of the Registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of June 30, 2005 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 28, 2006, there were 207,095,945 shares of the Registrant’s Class A common stock outstanding and 90,141,280 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2006 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Form 10-K

For the Fiscal Year Ended December 31, 2005

INDEX

i

PART I

ITEM 1.	BUSINESS

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top Internet destination and our brand one of the most recognized in the world. We maintain the largest, most comprehensive index of web sites and other content, and we make this information freely available to anyone with an Internet connection. Our automated search technology helps people obtain nearly instant access to relevant information from our vast online index.

We generate revenue primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program to promote their products and services with targeted advertising. In addition, the thousands of third-party web sites that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenue and enhance the user experience.

We were incorporated in California in September 1998 and reincorporated in Delaware in August 2003. Our headquarters are located at 1600 Amphitheatre Parkway, Mountain View, California 94043, and our telephone number is (650) 253-4000. Our web site is located at www.google.com; however, the information in, or that can be accessed through, our web site is not part of this report. Our annual reports on Form 10-K, quarterly reports on Form 10-Q and amendments to such reports are available, free of charge, on the “Investor Relations” section of our web site as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission.

Our Mission

Our mission is to organize the world’s information and make it universally accessible and useful. We believe that the most effective, and ultimately the most profitable, way to accomplish our mission is to put the needs of our users first. We have found that offering a high-quality user experience leads to increased traffic and strong word-of-mouth promotion. Our dedication to putting users first is reflected in three key commitments we have made to our users:

•	We will do our best to provide the most relevant and useful search results possible, independent of financial incentives. Our search results will be objective and we will not accept payment for inclusion or ranking in them.

•	We will do our best to provide the most relevant and useful advertising. Advertisements should not be an annoying interruption. If any element on a search result page is influenced by payment to us, we will make it clear to our users.

•	We will never stop working to improve our user experience, our search technology and other important areas of information organization.

We believe that our user focus is the foundation of our success to date. We also believe that this focus is critical for the creation of long-term value. We do not intend to compromise our user focus for short-term economic gain.

How We Provide Value to Users, Advertisers, and Content Owners and Producers

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

Communication is another such area. People increasingly rely on the Internet to communicate with each other. Gmail, our email service (available in a limited test), offers extensive free storage for each user, along with email search capabilities and relevant advertising. Delivering an improved user experience in Gmail has similar computing and software requirements as our search service.

Some of the key benefits we offer to users include:

Relevant and Useful Information. Our technologies sort through a vast and growing amount of information to deliver relevant and useful search results in response to user queries. This is an area of continual development for us. When we started the company seven years ago, our web index contained approximately 30 million documents. We now index billions of web pages. We are also constantly developing new functionality. We’ve made recent enhancements to our local search offering, which now includes Google Maps and we’ve also enhanced Google Desktop Search, which now supports additional file formats and browser and email clients. In addition, we also provide convenient links to specialized information, such as weather and movie information.

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

Global Access. We strive to provide Google to everyone in the world. Users from around the world visit our destination sites at Google.com and our 136 other international domains, such as Google.ba, Google.dm, Google.nr, Google.co.jp and Google.ca. The Google interface is available in 116 languages. Through Google News, we offer an automated collection of frequently updated news stories in 11 languages tailored to 34 international audiences. Picasa, our image management product, is available in 38 languages and 133 domains. We also offer automatic translation of content between various languages, and provide localized versions of Google in many developing countries. Although we do not currently recover our costs in these countries, we believe providing our products and services is an important social good and a valuable long-term business investment.

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

Multiple Access Platforms. Mobile phones are a fundamental development platform for us. Many people around the world have their first experience of the Internet—and Google—on their mobile phones. We have continued to invest in improving mobile search and recently introduced the beta of Google Local for Mobile—a downloadable application for mobile phones that combines maps, directions, and satellite imagery to let people find relevant information when and where they need it, even if they are not close to a computer.

Our Advertisers

As more people spend additional time and money online, advertisers are increasingly turning to the Internet to market their products and services to consumers and business users. For these advertisers, we offer Google AdWords, an auction-based advertising program that enables them to deliver relevant ads targeted to search queries or web content. Our AdWords program provides advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network. The advertisers using AdWords range from small businesses targeting local customers to many of the world’s largest global enterprises. AdWords is accessible to advertisers in 41 different interface languages.

The AdWords program offers advertisers the following benefits:

Strong Return on Investment. Many advertising dollars are spent delivering messages in an untargeted fashion, and payment for these advertisements is not tied to performance. With Google AdWords, businesses can achieve greater cost-effectiveness with their marketing budgets for two reasons—AdWords shows ads only to people seeking information related to what the advertisers are selling, and advertisers choose how much they pay when a user clicks on their ad (though they are subject to a minimum price per click). Because we offer a simple ad format, advertisers can avoid incurring significant design, copywriting or other production costs associated with creating ads. As a result, even small advertisers find AdWords cost-effective for connecting with potential customers. In addition, advertisers can easily create many different ads, increasing the likelihood that an ad is exactly suited to a user’s search. Users can find advertisements for exactly what they are seeking, and advertisers can find users who want exactly what they are offering. When the interests of users and advertisers align, both are well-served.

Effective Branding. We now also offer Site Targeting, a service that allows advertisers to target specific web sites that have signed up to participate in AdSense—our network of content sites—with text, image, and Flash ads, so that they can more effectively reach customers. In addition to targeting sites by content, advertisers targeting U.S.-based users can choose placements on sites based on their user demographic attributes. To protect user privacy, we use only third-party opt-in panel data to map the demographics of sites in our networks. Site Targeting is an auction-based system where bidding is based on a maximum cost per impression, and Site-Targeted ads compete with keyword-targeted ads in the same auction.

Access to the Google Search and Content Network. We serve AdWords ads on Google properties, our syndicated search partners’ web sites, and the thousands of third-party web sites that make up the Google Content Network. We are thus able to offer extensive search and content inventory on which advertisers can advertise. Apart from keyword-based Search Targeting and Site Targeting, we also offer advertisers an effective contextual advertising option—Content Targeting—that displays their ads on relevant content pages across our network of partner sites and products. As a result, AdWords advertisers can target users on Google properties and on search and content sites across the web. This gives advertisers increased exposure to people who are likely to be interested in their offerings. The Google Network significantly enhances our ability to attract interested advertisers.

Broader Range of Media. Our experiments with targeted ads in new media also open up new inventory options to AdWords advertisers. With the acquisition of dMarc in February 2006, Google plans to unite our network of advertisers with dMarc’s innovative radio ad distribution product. In addition, we have begun testing ad placements in mobile search in Japan. In each of these cases, our goal is to provide targeted advertisements with measurable performance. We are also currently testing ad placements in select magazines and newspapers and, among other things, experimenting with ways of streamlining the process of placing print ads.

Precise Campaign Control. Google AdWords gives advertisers hands-on control over most elements of their ad campaigns. Advertisers can specify the relevant search or content topics for each of their ads. Advertisers can also manage expenditures by setting a maximum daily budget and determining how much they are willing to pay whenever a user clicks on an ad (or views an ad, in the case of Site Targeting). Our online tracking tools and reports give advertisers timely updates on how well their campaigns are performing and enable them to make changes or refinements quickly. Advertisers also can target their campaigns by city, country, regional area or language.

Effective Campaign Tools. Google has developed several new tools to help advertisers more easily manage their campaigns. For example, the AdWords API allows large-scale AdWords advertisers to communicate directly with our ad servers to modify keywords, bids and ads themselves. We also recently launched the beta version of AdWords Editor, enabling easy and rapid modification of ad campaigns through a client application rather than through the conventional AdWords web interface.

Global Support. We provide customer service to our advertiser base through our global support organization as well as through 32 field sales offices in 19 countries. AdWords is available on a self-service basis with email and real-time chat support. At certain spending levels and through certain signup channels, phone support is also available. Advertisers with more extensive needs and advertising budgets can request strategic support services, which include an account team of experienced professionals to help them set up, manage and optimize their campaigns.

Web Sites, Content Owners and Producers

Google indexes a huge amount of information to provide relevant results to our users. Our users do searches and are directed to relevant web sites. Google provides a significant amount of traffic to web sites with which we have no business relationship. We syndicate our search services to properties across the web, including some of the most popular portal destinations. These services, including web, news, image, and local search, fit easily into an existing user experience and enable our partners to enrich their offerings with services that users demand. Many web sites are able to generate revenue from search traffic that we direct to them, but others have difficulty doing so. We created Google AdSense to address this opportunity. We are enthusiastic about helping sites monetize their content, thereby facilitating the creation of better content to search. If there is better content on the web, people are likely to do more searches, and we expect that will be good for our business and for users. Our Google AdSense program enables the web sites—large and small—that make up the Google Network to deliver AdWords ads that are relevant to the search results or content on their pages. We share most of the revenue generated from ads shown by a member of the Google Network with that member—creating an additional revenue stream for them. The key benefits we offer to content owners and web sites in the Google Network include:

Access to Advertisers. Many small web site companies and content producers do not have the time or resources to develop effective programs for generating revenue from online advertising. Even larger sites, with dedicated sales teams, may find it difficult to generate revenue from pages with specialized content. We believe that Google AdSense enables Google Network members to generate revenue from their sites effectively and efficiently. Google AdSense promotes effective revenue generation by providing Google Network members immediate access to Google’s base of advertisers and their broad collection of ads. Our technology automatically starts delivering ads on a web site as soon as the site joins the Google Network. Because the ads are related to what the web site’s visitors are looking for on the site, AdSense provides web sites with a way to both monetize and enhance their sites. The automated nature of our advertising programs promotes efficient revenue generation. Our online registration systems enable web sites to easily join the Google Network, our ad serving technology allows automated delivery of ads for posting on the member’s site, and the program requires virtually no maintenance once the member site is up and running. The Google Network member determines the placement of the ads on its web site, and controls and directs the nature of ad content.

Improved User Satisfaction. Google has a vested interest in understanding and catering to user needs. In their quest for revenue, many Internet companies have cluttered their web sites with intrusive or untargeted advertising that may distract or confuse users and may undermine users’ ability to find the information they want. Some web sites have adopted practices we consider to be abusive, including pop-up ads or ads that take over web pages. We believe these tactics can cause dissatisfaction with Internet advertising and reduce use of the Internet overall. Our AdSense program extends our commitment to improving the overall web experience for users by enabling web sites to display AdWords ads in a fashion that we believe people find useful rather than disruptive. As part of our commitment to user satisfaction, Google also offers web analytics for free, through Google Analytics. Using Google Analytics, website owners can deepen their understanding of how their users find, navigate and click on advertisements on their web sites, and use that understanding to improve their web sites. If AdWords ads point to useful, relevant websites, users are more likely to click on their ads, which is beneficial to both our advertisers and us.

Better Storage, Management, Access, and Visibility. Google has developed new storage, management, and access technologies to allow content owners and producers to distribute and, if they wish, monetize more types of online and offline content. We believe that only a small fraction of the world’s information and content is easily and effectively stored and searchable, and that bringing non-traditional, online or offline content into Google’s index will encourage the preservation and continued creation of this content. Google Scholar, Google Book Search, and Google Video enable more print and video content to be made easily accessible (and monetizable) online, while Google Base allows owners and creators to put online even non-traditional forms of structured information. In addition, Google SiteMaps, currently in beta, provides a free, easy way for webmasters to submit information about their sites—such as URLs and site navigation—to Google to make their content more visible and easily found through organic Google web search results.

Syndicated Search. We provide our search technology to partners of all sizes, allowing Google search service to be offered through these partners’ properties. For commercial partners, we provide an extensive range of customization options. We also provide free standard Web Search and Site Search to other partners through Google Free.

Products and Services

Our product development philosophy is centered on rapid and continuous innovation, with frequent releases of early stage products that we seek to improve with every iteration. We often make products available early in their development stages by posting them on Google Labs, at test locations online or directly on Google.com. If our users find a product useful, we promote it to “beta” status for additional testing. Our beta testing periods often last a year or more. Once we are satisfied that a product is of high quality and utility, we remove the beta label and make it a core Google product. Some of our product offerings are in their initial test phases and are currently available only to limited audiences. Examples include Gmail, the AdWords Editor, and Google Analytics. Our current principal products and services are described below.

Google.com

We are focused on building products and services that benefit our users and enable them to find relevant information quickly and easily. We offer our services and products, free of charge, through Google.com and many of them at our international sites.

Google WebSearch. In addition to providing easy access to billions of web pages, we have integrated special features into Google WebSearch to help people find exactly what they are looking for on the web. The Google.com search experience also includes:

•	Advanced Search Functionality—enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries or web sites.

•	Spell Checker—suggests alternate search terms when a search appears to contain misspellings or typing errors.

•	Web Page Translation—automatically translates web pages published in French, German, Italian, Portuguese and Spanish into English, or vice versa.

•	Stock Quotes—provides links to stock and mutual fund information.

•	Street Maps—provides links to street maps and directions.

•	Calculator—solves math problems involving basic arithmetic, complicated math or physical constants and converts between units of measure.

•	Currency Conversion—provides conversions among international currencies.

•	Definitions—provides definitions for words or phrases based on content we have indexed.

•	PhoneBook—provides U.S. street addresses and phone numbers for U.S. businesses and residences.

•	Search by Number—enables people to conduct quick searches by entering FedEx, UPS and USPS package tracking numbers, vehicle ID numbers, product codes, telephone area codes, patent numbers, FAA airplane registration numbers and FCC equipment ID numbers.

•	Travel Information—enables people to search for airline flights and see delays and weather conditions at U.S. airports.

•	Cached Links—provides snapshots of web pages taken when the pages were indexed, enabling web users to view web pages that are no longer available.

•	Movie Information—enables people to quickly and easily find movie reviews and showtimes for U.S. theatres.

•	Music Information—enables people to find information about artists, songs, albums and places to legally purchase music.

•	Weather—provides weather conditions and a four-day forecast for U.S. locations

•	News, Product, Local, Image, Book and Groups Information—when relevant, we also display results from Google News, Froogle, Google Local, Google Image Search, Google Book Search and Google Groups.

•	Q&A—provides quick answers to fact-based questions, with links to information sources.

Google Image Search. Google Image Search is our searchable index of images found across the web. To extend the usefulness of Google Image Search, we offer advanced features, such as searching by image size, format and coloration and restricting searches to specific web sites or domains.

Google Groups. The original Google Groups enabled easy participation in Internet discussion groups by providing users with tools to search, read and browse these groups and to post messages of their own. Google Groups now contains more than 1 billion messages from Usenet Internet discussion groups dating back to 1981. The discussions in these groups cover a broad range of discourse and provide a comprehensive look at evolving viewpoints, debate and advice on many subjects.

Google News. Google News gathers information from thousands of news sources worldwide and presents news stories in a searchable format within minutes of their publication on the web. The leading stories are presented as headlines on the user-customizable Google News home page. These headlines are selected for display entirely by a computer algorithm, without regard to political viewpoint or ideology. Google News uses an automated process to pull together related headlines, which enables people to see many different viewpoints on the same story. Because topics are updated continuously throughout the day, people generally see new stories each time they check Google News. We currently provide our Google News service in 11 languages, tailored to 34 international audiences. Google News is also available on mobile devices through Google News for Mobile.

Froogle. Froogle is Google’s shopping search engine. Using Google search technology, Froogle can help shoppers find the items they want, both online and in nearby stores. Users can sort results by price or store location, see product and merchant reviews, specify a desired price range, and view photos. Froogle accepts data feeds directly from merchants to ensure that product information is up-to-date and accurate. Because we do not charge merchants for inclusion in Froogle, users can browse categories or conduct searches with confidence that the results we provide are relevant and unbiased. As with many Google products, Froogle displays relevant advertising separately from search results.

Google Local. Google Local, which merged with Google Maps in 2005, enables users to find driving directions and relevant local businesses near a city, postal code, or specific address. This service combines telephone directory listings with information found on web pages, and plots their locations on interactive user-friendly maps. We display relevant targeted ads for searches done through Google Local.

Google Desktop. Google Desktop enables users to perform a full text search on the contents of their own computer —including email, files, instant messenger chats, and web browser history — without manual organization. Users can use this service to view web pages they have visited even when they are not online. Google Desktop now includes an enhanced, customizable Sidebar for modules such as weather, stock tickers, and news.

Web and content search

Google Scholar. Google Scholar provides a simple way to do a broad search for relevant scholarly literature including peer-reviewed papers, theses, books, abstracts, and articles. Content in Google Scholar is taken from academic publishers, professional societies, preprint repositories, universities, and other scholarly organizations.

Google Book Search. Google Book Search brings print information online that had previously not been available to web searchers. Under this program, we enable a number of publishers to host their content and show their publications at the top of our search results. We also work closely with several libraries to digitize all or part of their collections to create a full-text searchable online card catalog. Google Book Search links bring users to pages containing bibliographic information and several sentences of the search term in context, sample book pages, or full text, depending on author and publisher permissions and book copyright status. On Google Book Search pages, we also provide links to book sellers that may offer the full versions of these publications for sale, and we show content-targeted ads that are served through the Google AdSense program.

Google Base. Google Base allows users to upload, store and describe online or offline content for free. Google stores and indexes this information and makes it easily searchable and accessible. We believe Google Base will help preserve information that might previously have only been transient, and will extend the power of the web and search to content that was previously not part of the online world.

Google Video. Google Video allows the exchange of video content between consumers and producers. Any user can upload a video to our service, and consumers can buy, rent or download for free a wide range of video content, including popular television shows, independent films and historic and educational videos.

Google Personalized Search. Personalized Search provides search results for web, images, and music that are relevant to users’ interests based on what they have searched for in the past. Users can also view and manage their history of past searches and the results they have clicked on and create bookmarks with labels and notes.

Google Personalized Homepage. Google Personalized Homepage brings together several Google properties such as Google News and Gmail on a user-customizable page, and is part of our efforts to make personalized information more easily accessible and useful.

Google Alerts. Google Alerts are email updates of the latest relevant Google results based on the user’s choice of query or topic. Typical uses include monitoring a developing news story, keeping current on a competitor or industry, getting the latest on a celebrity or event, or keeping tabs on a favorite sports team. Google Alerts is now available in eight languages.

Google Web Directory. Google Web Directory enables people to browse and search through web sites that have been organized into categories. Our directory combines Google’s search technology with the categorization developed by the Open Directory Project, a third-party human edited directory of the Internet, and has content in over 70 languages.

Google Music Search. Google Music Search offers users a quick way to search for a wide range of U.S. music information, including artists, albums, song titles, links to music reviews, and places to legally purchase music.

Communication and collaboration

Gmail. Gmail is a free email service that offers over 2GB of free storage and incorporates Google search technology to help users find their email messages. Gmail contains no pop-up ads or untargeted banners, but rather contains only relevant text ads and links.

orkut. orkut enables users to search and connect to other users through networks of trusted friends. Users can create, join, or manage online communities, personal mailboxes, photos, and a profile.

Blogger. Blogger is a web-based publishing tool that gives people the ability to publish to the web instantly using weblogs, or “blogs.” Blogs are web pages usually made up of short, informal, frequently updated posts that are arranged chronologically. Blogs can facilitate communications among small groups or to a worldwide audience in a way that is simpler and easier to follow than traditional email or discussion forums. Blogger now features improved spam protection and is available in nine languages.

Downloadable applications

Google Toolbar. The Google Toolbar makes our search technology constantly and easily available as people browse the web. The Google Toolbar is available as a free, fast download and improves people’s web experience through several innovative features, including:

•	Pop-up Blocker—blocks pop-up advertising while people use the web.

•	PageRank Indicator—displays Google’s ranking of any page on the web.

•	AutoFill—completes web forms with information saved securely on a user’s own computer.

•	Highlight—highlights search terms where they appear on a web page, with each term marked in a different color.

•	Word Find—finds search terms wherever they appear on a web page.

•	AutoLink— turns street addresses into links to online maps.

•	WordTranslator—translates English words into other languages.

•	SpellCheck—checks spelling when typing in web forms.

•	Custom buttons—allow users to search their favorite websites, stay updated on their favorite feeds, and more. A Custom Button API is also available for developers.

•	Link sharing— allows users to share web pages easily through Gmail, SMS, or blogs.

Google Earth. Google Earth enables PC and Macintosh users to see and explore the world from their desktop. Users can fly virtually to a specific location and learn about that area through detailed satellite and aerial images, 3D topography, street maps and millions of data points describing the location of businesses, schools, parks, and other points of interest around the globe. Google Earth also provides access to Local search from the Google web index in a highly-interactive 3D environment.

Picasa. Picasa is a downloadable client application that helps users find, edit and share all the pictures on their computers. It streamlines the digital photography experience, allowing pictures to be easily transferred from digital cameras, organized, manipulated, and shared over email. Picasa’s “hello” service also lets users share pictures with others and chat about them in real-time, or post them to blogs. Picasa integrates with other Google services—including Gmail, Blogger, and Froogle—and is available in 38 languages on 133 domains.

Google Pack. Google Pack is a free collection of software from Google and other companies. It includes the Google Updater, a tool that intelligently downloads, installs, and maintains all the software in the Google Pack.

Mobile

Google Mobile. Google Mobile offers people the ability to search and view both the “mobile web,” consisting of pages created specifically for wireless devices, and the entire Google index, including popular products like Image Search and Froogle. Google Mobile works on a wide range of devices that support WML, XHTML, WAP, WAP 2.0, i-mode or j-sky mobile Internet protocols. In addition, users can access a variety of information using Google SMS by typing a query to the Google shortcode, and check their email using Gmail Mobile. Google Mobile is available through many wireless and mobile phone services worldwide, including the BlackBerry.

Google Local for Mobile. Google Local for Mobile is a downloadable Java client application that enables users to view maps and satellite imagery, find local businesses and obtain driving directions on mobile devices. Local for Mobile offers many of the same functions as Google Local—such as draggable maps combined with satellite imagery—for free, and is supported on over 40 mobile devices, including the BlackBerry.

Labs

Google Labs is our test bed for our engineers and for adventurous Google users. On Google Labs, we post product prototypes and solicit feedback on how the technology could be used or improved. Current Google Labs examples include:

•	Froogle Wireless—gives people the ability to search for product information from their mobile phones and other wireless devices.

•	Google Suggest—guesses what you’re typing and offers suggestions in real time. This is similar to Google’s “Did you mean?” feature that offers alternative spellings for your query after you search, except that it works in real time.

•	Google Transit—enables users to plan trips using public transportation (currently in Portland, Oregon only).

•	Google Ridefinder—enables users to find a taxi, limousine or shuttle using real time position of vehicles.

•	Google Extensions for Firefox—includes Safe Browsing, Blogger Web Comments, and Google Send to Phone.

•	Froogle Mobile US and UK—enables users to search for product information from their mobile phones and other wireless devices.

•	Google Compute—allows users to donate computer idle time to scientific research.

•	Google Reader—a web-based feed reader with enhanced support for photo feeds and podcasts that aims to make information more relevant and useful to users by combining Google functionality with personalized content.

•	Google Web Accelerator—a downloadable client application that uses Google’s global computer network to enhance user web experience by enabling faster loading of web pages.

Google AdWords

Google AdWords is our global advertising program which enables advertisers to present ads to people when those people are looking for information related to what the advertiser has to offer. Advertisers use our automated tools, often with little or no assistance from us, to create text-based ads, bid on the keywords that will trigger the display of their ads and set daily spending budgets. AdWords features an automated, low-cost online signup process that enables advertisers to implement ad campaigns that go live on Google properties and the Google Network very quickly. The total sign-up cost for becoming an AdWords advertiser is only $5.00, and AdWords ads cost as little as $0.01 per click.

Ads are ranked for display in AdWords based on a combination of the maximum cost per click (CPC) set by the advertiser and click-through rates and other factors used to determine the relevance of the ads. This favors the ads that are most relevant to users, improving the experience for the person looking for information and for the advertiser who is generating relevant ads. AdWords has many features that make it easy to set up and manage ad campaigns:

•	Campaign management. Advertisers can target multiple ads to a given keyword and easily track individual ad performance to see which ads are the most effective. The campaign management tools built into AdWords enable advertisers to quickly shift their budgets to ads that deliver the best results.

•	Keyword and site targeting. Businesses can deliver targeted ads based on specific search terms (keywords) entered by users or found in the content on a web page. We also offer tools that generate synonyms and useful phrases to use as keywords or ad text. Refining keywords and ad text can improve ad click-through rates and the likelihood of a user becoming the advertiser’s customer. Businesses can also deliver targeted text, animated and static images, and Flash ads to selected sites on the Google AdSense network on a cost-per-impression basis.

•	Traffic estimator. This tool estimates the number of searches and potential costs related to advertising on a particular keyword or set of keywords. These estimates can help advertisers optimize their campaigns.

•	Quality-based bidding. Advertisers’ keywords are assigned dynamic minimum bids based on their Quality Score—the higher the Quality Score, the lower the minimum bid. This rewards advertisers with relevant keywords and ads, and gives advertisers more control to run ads on keywords that they find are important.

•	Budgeted delivery. Advertisers can set daily budgets for their campaigns and control the timing for delivery of their ads.

•	Performance reports. We provide continuous, timely reporting of the effectiveness of each ad campaign.

•	Multiple payment options. Depending on geography, we accept bank and wire transfers, direct debit, and local debit cards carrying the Visa and MasterCard logos. We also accept payment through international credit cards. For selected advertisers, we offer several options for credit terms and monthly invoicing. We accept payments in over 40 currencies.

•	AdWords Discounter. This feature gives advertisers the freedom to increase their maximum CPCs because it automatically adjusts pricing so that they never pay more than one cent over the next highest bid. The AdWords discounter is described in detail below under the heading “Technology—Advertising Technology—Google AdWords Auction System.”

•	Conversion tracking. Conversion tracking is a free tool that is integrated into AdWords reports and measures the conversions of an advertiser’s campaigns, enabling a better understanding of the overall return on investment generated for the advertiser by the AdWords program.

For larger advertisers, we offer additional services that help to maximize returns on their Internet marketing investments and improve their ability to run large, dynamic campaigns. These include:

•	Creative maximization. Our AdWords specialists help advertisers select relevant keywords and create more effective ads. This can improve advertisers’ ability to target customers and to increase the click-through rates and conversion rates for their ads.

•	Vertical market experts. Specialists with experience in particular industries offer guidance on how to most effectively target potential customers.

•	Bulk posting. We assist businesses in launching and managing large ad campaigns with hundreds or even thousands of targeted keywords.

•	Dedicated client service representatives. These staff members continuously look for ways to better structure their clients’ campaigns and to address the challenges large advertisers face.

•	AdWords API and Commercial Developer Program. For large advertisers as well as third parties, Google’s free AdWords API service lets developers engineer computer programs that interact directly with the AdWords system. With such applications, advertisers and third parties can more efficiently—and creatively—manage their large AdWords accounts and campaigns. The AdWords Commercial Developer Program also enables our third-party developer ecosystem to continue designing and delivering innovative business applications based on the AdWords platform and distribution channel.

In addition, we are experimenting with new media, such as print and mobile search, to offer advertisers even more ad placement inventory. AdWords Editor, our AdWords campaign management client, and Google Analytics, our free web analytics tool designed to help web site operators understand how users find, navigate, and convert on their sites, are both currently in limited availability.

Google AdSense

Our Google AdSense program enables the web sites in the Google Network to serve targeted ads from AdWords advertisers. Targeting can be based on content, search, site and demagraphics. We share the revenue generated from ads shown by a member of the Google Network with that member. Most of the web sites that make up the Google Network sign up with us online, under agreements with no required term. We also engage in direct selling efforts to convince web sites with significant traffic to join the Google Network, under agreements that vary in duration. For our network members, we offer:

Google AdSense for search. For Internet companies who want to target search audiences, we offer Google AdSense for search. Web sites use AdSense for search to generate additional revenue by serving relevant AdWords ads targeted to search results. Because we also offer to license our web search technology along with Google AdSense for search, companies without their own search service can offer Google WebSearch to improve the usefulness of their web sites for their users while increasing their revenue. We offer a hosted version of AdSense for search to web sites that sign up with us online. We offer a more customizable premium offering to websites with significant traffic.

Google AdSense for content. Google AdSense for content enables web sites to generate revenue from advertising by serving relevant AdWords ads targeted to web content. Our automated technology analyzes the meaning of web content and serves relevant advertising, usually in a fraction of a second. There is no charge for web sites to participate in our AdSense for content program. Using our automated sign-up process, web sites can quickly display AdWords ads on their sites. We share the majority of the revenues generated from these ads with the Google Network members that display the ads. For advertisers, this enables them to extend their reach to other websites; for publishers, it gives them access to a large base of advertisers specifically targeted for their content; and for users, it offers ads related to the content of the page. For web sites with higher traffic, we also provide customization services. Important AdSense for content features include:

•	Competitive ad filters. Web sites can block competitive ads, or other ads they want to keep off their site, simply by telling us which URLs to block.

•	Reports. Publishers can view customizable reports about their AdSense performance for a specific day or date range, on an aggregate level or broken down by publisher defined parameters. Reporting data viewable includes total number of page impressions, ad unit impressions, ad clicks, clickthrough rate (CTR), cost per thousand impressions (effective CPM), and earnings.

•	Sensitive content filters. At times, certain ads may be inappropriate for some pages. For example, Google automatically filters out ads that would be inappropriate on a news page about a catastrophic event.

•	Choose default ads. In the unlikely event that Google is unable to serve targeted ads on a page, we offer web sites the option of displaying a default ad of their choice. This helps ensure that advertising space is always being used as effectively as possible.

•	Ads in multiple formats. Web sites can show graphical ads in Flash and animated image formats precisely targeted to the content of a web page. Running a combination of image and text ads expands the available ad inventory for a web site, and offers the potential for increased revenue.

Google AdSense for domains and feeds. Google AdSense for domains allows owners of undeveloped domains which receive traffic from users typing generic terms into browsers or search to generate revenue from relevant advertising. AdSense for feeds is a free program that allows publishers to monetize their feeds—user-subscribable content streams containing structured data such as stock and financial information, web log posts, and weather reports—through text ads targeted to the content of the feed. Like AdSense for search or content, Google shares the majority of the advertising revenue from AdSense for domains and AdSense for feeds with the domain owner or feed publisher.

Google Enterprise

We provide our search technology for use within enterprises through the Google Search Appliance and Google Mini. These search appliances are a complete software and hardware solution that companies can easily implement to extend Google’s search performance to their internal or external information. They leverage our search technology to identify the most relevant pages on public web sites and across the corporate network, making it easy for people to find the information they need. The Google Search Appliance and Google Mini offer several useful features, including automated spell-checking, cached pages, dynamic snippets, indented results and automatic conversion of Microsoft Office and PDF files to HTML. The Google Search Appliance is available in three models: the GB-1001, for mid-sized companies; the GB-5005, for dedicated, high-priority search services such as customer-facing web sites and company-wide intranet applications; and the GB-8008, for centralized deployments supporting global business units. Pricing for the Google Search Appliance starts at $30,000. The Google Mini is targeted at small- and medium-sized businesses to provide search on public web sites and intranets. It is sold online through the Google Store, and pricing starts at $2,995.

For companies, universities and government agencies, Google also offers the Google Toolbar for Enterprise and Google Desktop for Enterprise. Google Toolbar gives employees a search box right in the browser and the ability to create custom search buttons. Google Desktop for Enterprise indexes the contents of a user’s hard drive for easy search and retrieval of documents, email, IM chats and other items.

Google Earth’s Enterprise offerings enable business users to view, modify and export their data in a geographic context. Google Earth Pro, a downloadable application with pricing starting at $400 per user, enables a user to overlay company-specific data and information in Google Earth. Google Earth Enterprise enables users to integrate and host proprietary geographic data or satellite imagery with Google Earth content.

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

Advertising Technology

Our advertising program serves millions of relevant, targeted ads each day based on search terms people enter or content they view on the web. The key elements of our advertising technology include:

Google AdWords Auction System. We use the Google AdWords auction system to enable advertisers to automatically deliver relevant, targeted advertising. Every search query we process involves the automated execution of an auction, resulting in our advertising system often processing hundreds of millions of auctions per day. To determine whether an ad is relevant to a particular query, this system weighs an advertiser’s willingness to pay for prominence in the ad listings (the cost-per-click or cost-per-impression bid) and interest from users in the ad as measured by the click-through rate and other factors. Our Quality-based Bidding system also assigns minimum bids to advertiser keywords based on the Quality Scores of those keywords—the higher the Quality Score, the lower the minimum bid. The Quality Score is determined by an advertiser’s keyword clickthrough rate, the relevance of the ad text, historical keyword performance, the quality of the ad’s landing page and other relevancy factors. This prevents advertisers with irrelevant ads from “squatting” in top positions to gain exposure, and rewards more relevant, well-targeted ads that are clicked on frequently. Because we are paid only when users click on ads, the AdWords ranking system aligns our interests equally with those of our advertisers and our users. The more relevant and useful the ad, the better for our users, for our advertisers, and for us.

The AdWords auction system also incorporates the AdWords Discounter, which automatically lowers the amount advertisers actually pay to the minimum needed to maintain their ad position. Consider a situation where there are three advertisers—Pat, Betty and Joe—each bidding on the same keyword for ads that will be displayed on Google.com. These advertisers have ads with equal click-through rates and bid $1.00 per click, $0.60 per click and $0.50 per click, respectively. With our AdWords discounter, Pat would occupy the first ad position and pay only $0.61 per click, Betty would occupy the second ad position and pay only $0.51 per click, and Joe would occupy the third ad position and pay the minimum bid of $0.01 per click (or the local equivalent in countries outside the U.S.). The AdWords discounter saves money for advertisers by minimizing the price they pay per click, while relieving them of the need to constantly monitor and adjust their CPCs. Advertisers can also experience greater discounts through the application of our smart pricing technology introduced in April 2004. This technology can reduce the price of clicks for ads served across the Google Network based on the expected value of the click to the advertiser.

AdSense Contextual Advertising Technology. Our AdSense technology employs techniques that consider factors such as keyword analysis, word frequency, and the overall link structure of the web to analyze the content of individual web pages and to match ads to them almost instantaneously. With this ad targeting technology, we can automatically serve contextually relevant ads. To do this, Google Network members embed a small amount of custom HTML code on web pages that generates a request to Google’s AdSense service whenever a user views the web page. Upon receiving a request, our software examines the content of web pages and performs a matching process that identifies advertisements that we believe are relevant to the content of the specific web page. The relevant ads are then returned to the web pages in response to the request. We employ similar techniques for matching advertisements to other forms of textual content, such as email messages and Google Groups postings. For example, our technology can serve ads offering tickets to fans of a specific sports team on a news story about that team.

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

We regularly evaluate new hardware alternatives and software techniques to help further reduce our computational costs. This allows us to improve our existing products and services and to more easily develop, deploy and operate new global products and services.

Sales and Support

We have put significant effort into developing our sales and support infrastructure. We maintain 32 sales offices in 19 countries, and we deploy specialized sales teams across up to 11 vertical markets. We bring businesses into our advertising network through both online and direct sales channels. We work to use technology and automation wherever possible to improve the experience for our advertisers and to grow our business cost-effectively. The vast majority of our advertisers use our automated online AdWords program to establish accounts, create ads, target users and launch and manage their advertising campaigns. Our direct advertising sales team focuses on attracting and supporting companies around the world with sizeable advertising budgets. Our AdSense program follows a similar model. Most of the web sites in the Google Network sign up for AdSense using an automated online process. Our direct sales force focuses on building AdSense relationships with leading Internet companies. Our global support organization concentrates on helping our advertisers and Google Network members get the most out of their relationships with us.

Marketing

We have always believed that building a trusted, highly-recognized brand begins with providing high-quality products and services that make a notable difference in people’s lives. Our user base has grown primarily by word-of-mouth, a method of promotion which can work very well for products that inspire a high level of user loyalty because users are likely to share their positive experiences with their friends and families. Our early marketing efforts focused on feeding this word-of-mouth momentum and used public relations efforts to accelerate it. Through these efforts and people’s increased usage of Google worldwide, we have been able to build our brand with relatively low marketing costs as a percentage of our revenues. Today, we use the quality of our own products and services as our most effective marketing tool, and word-of-mouth momentum continues to drive consumer awareness and user loyalty worldwide. We also engage in targeted marketing efforts, such as those we deliver to our advertising clients, designed to inform potential advertisers, Google Network members and enterprises of the benefits they can achieve through Google—as well as targeted consumer marketing in certain geographies. In addition, we sponsor industry conferences and have promoted the distribution of Google products to Internet users in order to make our search services easier to access.

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

Google, AdSense, AdWords, I’m Feeling Lucky, PageRank, Blogger, orkut, Picasa and Keyhole are registered trademarks in the U.S. Our unregistered trademarks include Froogle, Gmail and Blog*Spot.

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

We also face risks due to failure to enforce or legislate, particularly in the area of network neutrality, where governments might fail to protect the Internet’s basic neutrality as to the services and sites that users can access through the network. Such a failure could limit Google’s ability to innovate and deliver new features and services, which could harm our business.

We are also subject to international laws associated with data protection in Europe and elsewhere, and the interpretation and application of data protection laws is still uncertain and in flux. In addition, because our services are accessible worldwide, foreign jurisdictions may claim that we are required to comply with their laws.

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

At December 31, 2005, we had 5,680 employees, consisting of 2,093 in research and development, 2,325 in sales and marketing, 861 in general and administrative and 401 in operations. All of Google’s employees, except temporary employees and contractors, are also equityholders, with significant collective employee ownership. As a result, many employees are highly motivated to make the company more successful.

Current Development

Google — AOL Strategic Alliance

On December 20, 2005, we entered into a letter agreement with America Online, Inc. (or AOL) and Time Warner Inc. under which we agreed to acquire a 5% indirect equity interest in AOL in exchange for $1 billion in cash. We have substantially completed negotiations with Time Warner and AOL on the definitive agreements governing this $1 billion investment and we expect that the investment will close in the second quarter of 2006. The investment transaction will not close until we have signed definitive agreements with respect to certain commercial arrangements described in the letter agreement.

In addition, under the letter agreement we agreed to expand our strategic alliance with AOL. Under this expanded alliance, we will continue to provide search technology to AOL’s network of Internet properties worldwide. In addition, we have agreed with AOL to, among other things:

•	create an AOL Marketplace through white labeling of our advertising technology.

•	expand display advertising throughout our network.

•	collaborate in video search and showcase AOL’s premium video service within Google Video.

•	enable Google Talk and AIM instant messaging users to communicate with each other, provided certain conditions are met.

•	provide AOL marketing credits for its Internet properties.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles, and biographies as of March 15, 2006 are set forth below:

Executive Officers:

Name	Age	Position
Eric Schmidt	50	Chairman of the Executive Committee, Chief Executive Officer and Director
Sergey Brin	32	President of Technology and Director
Larry Page	33	President of Products and Director
Omid Kordestani	42	Senior Vice President of Global Sales and Business Development
David C. Drummond	43	Senior Vice President of Corporate Development, Secretary and General Counsel
George Reyes	51	Senior Vice President and Chief Financial Officer
Jonathan J. Rosenberg	44	Senior Vice President of Product Management
Shona L. Brown	40	Senior Vice President of Business Operations
Alan Eustace	49	Senior Vice President of Engineering

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

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

Omid Kordestani was named Senior Vice President of Global Sales and Business Development in January 2006. Previously, he had served as Senior Vice President of Worldwide Sales and Field Operations since May 1999. Prior to joining us, from 1995 to 1999, Omid served as Vice President of Business Development at Netscape, an Internet software and services company. Prior to Netscape, he held positions in business development, product management and marketing at The 3DO Company, Go Corporation and Hewlett-Packard. Omid holds a Masters of Business Administration degree from Stanford University and a Bachelor of Science degree in electrical engineering from San Jose State University.

David C. Drummond was named Senior Vice President of Corporate Development and General Counsel in January 2006. Previously, he had served as Vice President of Corporate Development and General Counsel since February 2002. Prior to joining us, from July 1999 to February 2002, David served as Chief Financial Officer of SmartForce, an educational software applications company. Prior to that, David was a partner at the law firm of Wilson Sonsini Goodrich & Rosati, our outside counsel. David holds a J.D. from Stanford University and a Bachelor of Arts degree in history from Santa Clara University. On July 20, 2004, David was advised by the staff of the Securities and Exchange Commission that it intends to recommend that the Securities and Exchange Commission bring a civil injunction action against David, alleging violation of federal securities laws, including the anti-fraud provisions. The Securities and Exchange Commission’s recommendation arises out of David’s prior employment as Chief Financial Officer of SmartForce, and involves certain disclosure and accounting issues relating to SmartForce’s financial statements. None of the allegations involve Google. The staff of the Securities and Exchange Commission has, in accordance with its customary practices, offered David the opportunity to make a Wells Submission setting forth why David believes that such action should not be brought and David has made this submission.

George Reyes was named Senior Vice President and Chief Financial Officer in January 2006. Previously, he had served as Vice President and Chief Financial Officer since July 2002. Prior to joining us, George served as Interim Chief Financial Officer for ONI Systems, a provider of optical networking equipment, from February 2002 until June 2002. From April 1999 to September 2001, George served as Vice President and Treasurer of Sun Microsystems, a supplier of networking computing solutions, and as Vice President, Corporate Controller of Sun Microsystems from April 1994 to April 1999. George is also a director of BEA Systems, an application infrastructure software company, and Symantec, an information security company. George holds a Masters of Business Administration degree from Santa Clara University and a Bachelor of Arts degree in accounting from the University of South Florida.

Jonathan J. Rosenberg was named Senior Vice President of Product Management in January 2006. Previously, he had served as Vice President of Product Management since February 2002. Prior to joining us, from October 2001 to February 2002, Jonathan served as Vice President of Software of palmOne, a provider of handheld computer and communications solutions. From November 2000 until October 2001, Jonathan was not formally employed. From March 1996 to November 2000, Jonathan held various executive positions at Excite@Home, an Internet media company, most recently as its Senior Vice President of Online Products and Services. Jonathan holds a Masters of Business Administration degree from the University of Chicago and a Bachelor of Arts degree with honors in economics from Claremont McKenna College.

Shona L. Brown was named Senior Vice President of Business Operations in January 2006. Previously, she had served as Vice President of Business Operations since September 2003. Prior to joining us, from October 1995 to August 2003, Shona was at McKinsey & Company, a management consulting firm where she had been a partner since December 2000. Shona holds a Ph.D. and Post-Doctorate in industrial engineering and engineering management from Stanford University, a Masters of Arts degree from Oxford University (as a Rhodes Scholar), and a Bachelor of Science degree in computer systems engineering from Carleton University.

Alan Eustace was named Senior Vice President of Engineering in January 2006. Previously, he had served as Vice President of Engineering since July 2003. Prior to joining us, from May 2002 to June 2003, Alan was at Hewlett-Packard, where he most recently served as Director of the Western Research Laboratory. Prior to that, Alan worked at Compaq from June 1998 until its acquisition by Hewlett-Packard in May 2002. Prior to that, Alan held various positions at Digital Equipment Corporation until its acquisition by Compaq in June 1998. Alan holds a B.S., M.S. and a Ph.D. in Computer Science from the University of Central Florida.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We face significant competition from Microsoft and Yahoo.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has announced plans to develop features that make web search a more integrated part of its Windows operating system or other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Both Microsoft and Yahoo have more employees than we do (in Microsoft’s case, approximately 11 times as many). Microsoft also has significantly more cash resources than we do. Both of these companies also have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results compared to ours or leverage their platforms or products to make their web search services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

We face competition from other Internet companies, including web search providers, Internet access providers, Internet advertising companies and destination web sites that may also bundle their services with Internet access.

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

We also compete with destination web sites that seek to increase their search-related traffic. These destination web sites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users need to access our services through Internet access providers, they have direct relationships with these providers. If an access provider or a computer or computing device manufacturer offers online services that compete with ours, the user may find it more convenient to use the services of the access provider or manufacturer. In addition, the access provider or manufacturer may make it hard to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings, or may charge users to access our websites or the websites of our Google Network members. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than we are in tailoring services and advertisements to the specific tastes of the user.

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

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors, and the following factors, may affect our operating results:

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

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on Internet advertising. This was followed by a lengthy downturn in ad spending on the web. Also, user traffic tends to be seasonal. Our rapid growth has masked the cyclicality and seasonality of our business. As our growth rate has slowed, the cyclicality and seasonality in our business has become more pronounced and may cause our operating results to fluctuate.

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

We generated approximately 99% of our revenues in 2005 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites or as ads are displayed represented 44% of our revenues in 2005. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, AOL, primarily through our AdSense program, accounted for approximately 9% of our revenues in 2005. On December 20, 2005, AOL, Google and Time Warner entered into a letter agreement under which Google will acquire a five percent indirect equity interest in AOL in exchange for $1 billion in cash, and AOL and Google will expand their strategic alliance. If our relationship with AOL were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

We have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position. The required improvements include:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we have furnished a report in Item 9A of this Form 10-K by our management on our internal control over financial reporting. This report contains, among other matters, our conclusion that our internal controls over financial reporting were effective as of December 31, 2005 and a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

Although we have concluded that our internal controls over financial reporting were effective as of December 31, 2005, there can be no assurances that we will reach the same conclusion at the end of future years. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We are migrating critical financial functions to a third-party provider. If this transition is not successful, our business and operations could be disrupted and our operating results could be harmed.

We have entered into an arrangement to transfer our worldwide billing, collection and credit evaluation functions to a third-party service provider, Bertelsmann AG, and are currently in the process of implementing this arrangement. However, we cannot be sure that the arrangement will be completed and implemented successfully or at all. The third-party provider will also help track, on an automated basis, a majority of our growing number of AdSense revenue share agreements. These functions are critical to our operations and involve sensitive interactions between us and our advertisers and members of our Google Network. If we do not successfully implement this project, our business, reputation and operating results could be harmed. We have no experience managing and implementing this type of large-scale, cross-functional, international infrastructure project. We also may not be able to integrate all of our systems and processes with those of the third-party service provider on a timely basis, or at all. Even if this integration is completed on time, the service provider may not perform to agreed-upon service levels. Failure of the service provider to perform satisfactorily could disrupt our operations, result in customer dissatisfaction and adversely affect operating results. We will implement monitoring controls over the systems and processes of the third-party vendor. However, there may be more risk than if we maintained and operated the controls ourselves. If we need to find an alternative source for performing these functions, we may have to expend significant resources in doing so, and we cannot guarantee this would be accomplished in a timely manner or without significant additional disruption to our business.

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

People have in the past expressed, and may in the future express, objections to aspects of our products. For example, people have raised privacy concerns relating to the ability of our Gmail email service to match relevant ads to the content of email messages. In addition, some individuals and organizations have raised objections to and sued us in connection with our scanning of copyrighted materials from library collections for use in our Google Book Search product. Aspects of our future products may raise similar public concerns. Publicity regarding such concerns could harm our brand. In addition, members of the Google Network and other third parties may take actions that could impair the value of our brand. We are aware that third parties, from time to time, use “Google” and similar variations in their domain names without our approval, and our brand may be harmed if users and advertisers associate these domains with us.

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

Our patents, trademarks, trade secrets, copyrights and all of our other intellectual property rights are important assets for us. There are events that are outside of our control that pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the Internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable. Finally, third parties increasingly have and will continue to allege that Google products and services infringe their patent rights.

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

With respect to any intellectual property rights claim, we may have to pay damages or discontinue the practices found to be in violation of a third party’s rights. We may have to seek a license to continue such practices, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense. If we cannot obtain a license to continue such practices or develop alternative technology or practices for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

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

In order to provide users with more useful ads, in 2004 we revised our trademark policy in the U.S. and Canada. Under our revised policy, we no longer disable ads due to selection by our advertisers of trademarks as keyword triggers for the ads. We are currently defending this policy in trademark infringement lawsuits in the United States. Defending these lawsuits is consuming time and resources. Adverse results in these lawsuits may result in, or even compel, a change in this practice which could result in a loss of revenue for us, which could harm our business.

Certain entities have also filed copyright claims against us, alleging that features of certain of our products, including Google Web Search, Google News, Google Image Search, and Google Book Search, infringe their rights. Adverse results in these lawsuits may include awards of damages and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, generally speaking, any time that we have a product or service that links to or hosts material in which others allege to own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of potential harm from such lawsuits is substantial.

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

We opened our first office outside the U.S. in 2001 and have only limited experience with operations outside the U.S. Expansion into international markets requires management attention and resources. In addition, we face the following additional risks associated with our expansion outside the U.S.:

•	Challenges caused by distance, language and cultural differences and in doing business with foreign agencies and governments.

•	Difficulties in developing products and services in different languages and for different cultures.

•	Longer payment cycles in some countries.

•	Credit risk and higher levels of payment fraud.

•	Legal and regulatory restrictions.

•	Currency exchange rate fluctuations.

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Political and economic instability and export restrictions.

•	Potentially adverse tax consequences.

•	Higher costs associated with doing business internationally.

•	Additional U.S. and other regulatory requirements and increased complexity in complying with existing and new regulatory requirements.

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

If we fail to detect click fraud or other invalid clicks, we could lose the confidence of our advertisers, thereby causing our business to suffer.

We are exposed to the risk of fraudulent clicks and other invalid clicks on our ads from a variety of potential sources. We have regularly refunded fees that our advertisers have paid to us that were later attributed to click fraud and other invalid clicks, and we expect to do so in the future. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on a Google AdWords ad displayed on a web site for a reason other than to view the underlying content. If we are unable to stop these invalid clicks, these refunds may increase. If we find new evidence of past invalid clicks we may issue refunds retroactively of amounts previously paid to our Google Network members. This would negatively affect our profitability, and these invalid clicks could hurt our brand. If invalid clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the invalid clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which has led to litigation, could lead to further litigation and could lead to a loss of advertisers and revenues.

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

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns may be expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse affect on our business. Laws related to data protection continue to evolve. It is possible that certain jurisdictions may enact laws or regulations that impact our ability to offer our products and services in those jurisdictions, which could harm our business.

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

We also face risks due to failure to enforce or legislate, particularly in the area of network neutrality, where governments might fail to protect the Internet’s basic neutrality as to the services and sites that users can access through the network. Such a failure could limit Google’s ability to innovate and deliver new features and services, which could harm our business.

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

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. In 2005, we spent substantial amounts and we expect this spending to continue as we purchase or lease data centers and equipment and upgrade our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and Google Network members. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We rely on bandwidth providers, data centers or other third parties for key aspects of the process of providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on third-party vendors, including data center and bandwidth providers. Any disruption in the network access or colocation services provided by these third-party providers or any failure of these third-party providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business, the nature and extent of which we cannot predict. We exercise little control over these third-party vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases from third parties to facilitate aspects of our data center and connectivity operations including, among others, Internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays experienced in connection with these third-party technologies and information services could negatively impact our relationship with users and adversely affect our brand and our business and could expose us to liabilities to third parties.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, or by changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and in the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

We do not have a great deal of experience acquiring companies and the companies we have acquired have typically been small. We have evaluated, and expect to continue to evaluate, a wide array of potential strategic transactions. From time to time, we may engage in discussions regarding potential acquisitions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We will continue to incur costs associated with our public company reporting requirements. We also have incurred and will continue to incur costs associated with corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002, as well as rules implemented by the Securities and Exchange Commission and The Nasdaq National Market. These rules and regulations have increased our legal and financial compliance costs and made some activities more time-consuming and costly. We expect these rules and regulations will continue to make it more difficult and more expensive for us to maintain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Changes in accounting rules for stock-based compensation may adversely affect our operating results, our stock price and our competitiveness in the employee marketplace.

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which requires us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income will have a negative effect on our earnings per share, which could negatively impact our future stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2005 our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock and Class B common stock representing approximately 78% of the voting power of our outstanding capital stock. In particular, as of December 31, 2005, our two founders and our CEO, Larry, Sergey and Eric, controlled approximately 84% of our outstanding Class B common stock, representing approximately 69% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our 2005 fiscal year that remained unresolved.

ITEM 2.	PROPERTIES

We lease approximately 1.3 million square feet of space in our headquarters in Mountain View, California. We also lease additional research and development, sales and support offices in Amsterdam, Ann Arbor, Atlanta, Bangalore, Beijing, Belo Horizonte, Boston, Cambridge, Chapel Hill, Chicago, Copenhagen, Dallas, Denver, Detroit, Dublin, Duesseldorf, Frankfurt, Hamburg, Hong Kong, Hyderabad, Irvine, Istanbul, Kirkland, London, Madrid, Melbourne, Mexico City, Milan, Montreal, Mountain View, Mumbai, Munich, New York, Oslo, Paris, Rome, Santa Monica, Sao Paolo, Seattle, Seoul, Shanghai, Stockholm, Sydney, Tel-Aviv, Tokyo, Toronto, Trondheim, Warsaw, Washington D.C. and Zurich. We operate data centers in the United States, the European Union and Asia pursuant to various lease agreements and co-location arrangements.

In addition, we own land and buildings primarily near our headquarters in Mountain View, California. The total square footage of our owned buildings is approximately 644,000.

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

Certain entities have also filed copyright claims against us, alleging that features of certain of our products, including Google Web Search, Google News, Google Image Search, and Google Book Search, infringe their rights. Adverse results in these lawsuits may include awards of damages and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business.

From time to time, we have been and may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), labor and employment claims, breach of contract claims, and other matters.

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been quoted on The Nasdaq National Market under the symbol “GOOG” since August 19, 2004. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on The Nasdaq National Market.

Fiscal Year 2005 Quarters Ended:	High	Low
March 31, 2005	$216.80	$172.57
June 30, 2005	309.25	179.84
September 30, 2005	320.95	273.35
December 31, 2005	446.21	290.68

Fiscal Year 2004 Quarters Ended:	High	Low
September 30, 2004	$135.02	$95.96
December 31, 2004	201.60	128.90

Our Class B common stock is neither listed nor publicly traded.

Holders of Record

As of February 28, 2006, there were approximately 1,496 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $362.62 per share as reported by The Nasdaq National Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 28, 2006, there were approximately 148 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Unregistered Sales of Equity Securities

In October 2005, we issued 22,500 shares of Class A common stock, with an aggregate value of $7,170,300, to an individual in connection with the purchase of technology from such individual.

The issuance of such common stock was exempt from registration under the Securities Act of 1933 in reliance on Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving any public offering. The recipient represented his intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in such transaction. The sale of these securities was made without general solicitation or advertising.

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our Class A common stock during the three month period ended December 31, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	5,936	$3.94	—	—
November 1 – 30	24,306	$0.98	—	—
December 1 – 31	3,547	$0.30	—	—
Total	33,789	$1.43	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statements of income data for the years ended December 31, 2003, 2004 and 2005, and the consolidated balance sheet data at December 31, 2004 and 2005, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statements of income data for the years ended December 31, 2001 and 2002, and the consolidated balance sheet data at December 31, 2001, 2002 and 2003, are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$86,426	$439,508	$1,465,934	$3,189,223	$6,138,560
Costs and expenses:
Cost of revenues	14,228	131,510	625,854	1,457,653	2,571,509
Research and development	16,500	31,748	91,228	225,632	483,978
Sales and marketing	20,076	43,849	120,328	246,300	439,741
General and administrative	12,275	24,300	56,699	139,700	335,345
Stock-based compensation (1)	12,383	21,635	229,361	278,746	200,709
Contribution to Google Foundation	—	—	—	—	90,000
Non-recurring portion of settlement of disputes with Yahoo	—	—	—	201,000	—

Total costs and expenses	75,462	253,042	1,123,470	2,549,031	4,121,282

Income from operations	10,964	186,466	342,464	640,192	2,017,278
Interest income (expense) and other, net	(896)	(1,551)	4,190	10,042	124,399

Income before income taxes	10,068	184,915	346,654	650,234	2,141,677
Provision for income taxes	3,083	85,259	241,006	251,115	676,280

Net income	$6,985	$99,656	$105,648	$399,119	$1,465,397
Net income per share (2)
Basic	$0.07	$0.86	$0.77	$2.07	$5.31

Diluted	$0.04	$0.45	$0.41	$1.46	$5.02

Number of shares used in per share calculation(2)
Basic	94,523	115,242	137,697	193,176	275,844

Diluted	186,776	220,633	256,638	272,781	291,874

(1)	Stock-based compensation, consisting of amortization of deferred stock-based compensation related to the values of restricted shares, certain restricted stock units and options issued to employees, as well as the values of other restricted stock units and options issued to employees and non-employees, is allocated in the table that follows.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Cost of revenues	$876	$1,065	$8,557	$11,314	$5,579
Research and development	4,440	8,746	138,377	169,532	115,532
Sales and marketing	1,667	4,934	44,607	49,449	28,411
General and administrative	5,400	6,890	37,820	48,451	51,187

	$12,383	$21,635	$229,361	$278,746	$200,709

(2)	See Note 1 of Notes to Consolidated Financial Statements included in this Form 10-K for information regarding the computation of per share amounts.

	As of December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$33,589	$146,331	$334,718	$2,132,297	$8,034,247
Total assets	84,457	286,892	871,458	3,313,351	10,271,813
Total long-term liabilities	8,044	9,560	33,365	43,927	107,472
Redeemable convertible preferred stock warrant	—	13,871	13,871	—	—
Deferred stock-based compensation	(15,833)	(35,401)	(369,668)	(249,470)	(119,015)
Total stockholders’ equity	50,152	173,953	588,770	2,929,056	9,418,957

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our revenues and costs and expenses;

•	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites may exceed that from our Google Network members’ web sites;

•	that we expect to employ a significant number of temporary employees;

•	regarding our expansion into international markets and international revenues as a percentage of total revenues;

•	regarding our income tax rates, tax liabilities, the proportion of our earnings we expect our Irish subsidiary to recognize and our expectations with respect to our provision for income taxes as a result of disqualifying dispositions;

•	that research and development, sales and marketing (including promotional and advertising) and general and administrative expenses will increase in the future;

•	our plans to increase the number of international sales personnel;

•	our expectations regarding the settlement of a class-action lawsuit and our accounting for it;

•	regarding our future stock-based compensation charges and anticipated increases in cash compensation per employee;

•	regarding the amount our expected future stock awards will represent as a percentage of common shares then outstanding;

•	our expectations with respect to making minimum revenue share payments under certain AdSense agreements;

•	regarding our expectations with respect to our operating margins;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	regarding our spending on property and equipment, including costs related to information technology infrastructure and land and buildings;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding the impact of accounting pronouncements;

•	regarding the timing and nature of our expanded strategic relationship with AOL, including our indirect equity investment in AOL;

•	regarding our expected further contributions to the Google Foundation and investments in other philanthropic endeavors;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed in Item 1A, Risk Factors. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Effective beginning the first quarter of 2004 until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only pricing structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords cost-per-impression program that enables advertisers to pay us based on the number of times their ads appear on Google Network members’ sites specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that appears next to the search results on our web sites, or next to the search results or content on Google Network members’ sites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network members’ sites. In addition, in the third quarter of 2005, we launched the Google Publication Ads Program through which we distribute our advertisers’ ads for publication in the magazines of our Google Network members. We recognize as revenue the fees charged advertisers when their ads are published in magazines. Our AdWords agreements are generally terminable at any time by our advertisers.

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search, launched in the first quarter of 2002, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ web sites or, for those advertisers who choose our cost-per-impression pricing, as their ads are displayed. To date, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites. Some of our Google Network members separately license our search technology and pay related licensing fees to us. Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. Agreements with our larger members are individually negotiated. The click-wrap agreements have no stated term and are terminable at will. The negotiated agreements vary in duration. Both the click-wrap agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member a portion of the advertiser fees generated by users clicking on ads on the Google Network member’s web site. The click-wrap agreements have uniform revenue share terms. The negotiated agreements vary as to revenue share terms and are heavily negotiated.

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

Advertising revenues made up 97%, 99% and 99% of our revenues in 2003, 2004 and 2005. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we may take steps to improve the relevance of the ads displayed on our web sites, such as removing ads that generate low click-through rates, that could negatively affect our near-term advertising revenues.

Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth calendar quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Prior to the second quarter of 2004, these seasonal trends may have been masked by the substantial quarter over quarter growth of Internet traffic focused on commercial transactions and ultimately by the substantial quarter over quarter growth in our revenues. In addition, in the third quarters of 2004 and 2005 these seasonal trends may have been masked by certain monetization improvements to our advertising programs, as well as by the continued expansion of our global advertiser base and partner network. Our seasonality is further discussed below in Quarterly Results of Operations.

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

Our operating margin may decrease as we invest in building the necessary employee and systems infrastructures required to manage our anticipated growth. We have experienced and expect to continue to experience substantial growth in our operations as we invest significantly in our research and development programs, expand our user, advertiser and Google Network member bases and increase our presence in international markets, as well as promote the distribution of our Google toolbar and other products in order to make our services easier to access. This growth has required us to continually hire new personnel and make substantial investments in property and equipment. Our full-time employee headcount has grown from 3,021 at December 31, 2004 to 5,680 at December 31, 2005. Also, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $319.0 million in 2004 to $838.2 million in 2005. Our investments in property and equipment, including information technology infrastructure and land and buildings, will likely be significantly greater in 2006 compared to 2005. Our capital spending between periods may fluctuate significantly depending on the availability and price of suitable property and equipment. Management of our growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively. Finally, investments in our business are generally made with a focus on our long-term operations. Accordingly, there may be little or no linkage between our spending and our revenues in any particular quarter.

Our international revenues have grown as a percentage of our total revenues to 39% in 2005 from 34% in 2004. This increase in the percentage of our revenues derived from international markets results largely from increased acceptance of our advertising programs in international markets, an increase in our direct sales resources and customer support operations in international markets and our continued progress in developing versions of our products tailored for these markets. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2006 or thereafter.

We currently anticipate that our effective tax rate will decrease to approximately 30% in 2006 from 31.6% in 2005, primarily because we expect that our Irish subsidiary will recognize proportionately more of our earnings in 2006 as compared to 2005, and such earnings are taxed at a lower statutory tax rate than in the U.S. However, if future earnings recognized by our Irish subsidiary are not as proportionately great as we expect, our effective tax rate will be higher than we currently expect.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,			Three Months Ended
	2003	2004	2005	September 30, 2005	December 31, 2005
				(unaudited)
Consolidated Statement of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	42.7	45.7	41.9	41.4	40.4
Research and development	6.2	7.1	7.9	9.6	8.2
Sales and marketing	8.2	7.7	7.1	6.7	8.1
General and administrative	3.9	4.4	5.4	5.9	5.9
Stock-based compensation	15.6	8.7	3.3	2.9	3.0
Contribution to Google Foundation	—	—	1.5	—	4.7
Non-recurring portion of settlement of disputes with Yahoo	—	6.3	—	—	—

Total costs and expenses	76.6	79.9	67.1	66.5	70.3

Income from operations	23.4	20.1	32.9	33.5	29.7
Interest income and other, net	0.2	0.3	2.0	1.3	3.6

Income before income taxes	23.6	20.4	34.9	34.8	33.3

Net income	7.2%	12.5%	23.9%	24.1%	19.4%

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Year Ended December 31,			Three Months Ended
	2003	2004	2005	September 30, 2005	December 31, 2005
				(unaudited)
	(in thousands)
Advertising Revenues
Google web sites	$792,063	$1,589,032	$3,377,060	$884,679	$1,098,213
Google Network web sites	628,600	1,554,256	2,687,942	675,012	798,573

Total advertising revenues	1,420,663	3,143,288	6,065,002	1,559,691	1,896,786
Licensing and other revenues	45,271	45,935	73,558	18,765	22,307

Revenues	$1,465,934	$3,189,223	$6,138,560	$1,578,456	$1,919,093

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Year Ended December 31,			Three Months Ended
	2003	2004	2005	September 30, 2005	December 31, 2005
				(unaudited)
Advertising Revenues
Google web sites	54%	50%	55%	56%	57%
Google Network web sites	43	49	44	43	42

Total advertising revenues	97	99	99	99	99
Google web sites as % of advertising revenues	56	51	56	57	58
Google Network web sites as % of advertising revenues	44	49	44	43	42
Licensing and other revenues	3%	1%	1%	1%	1%

Growth in our revenues from 2004 to 2005 and from 2003 to 2004 resulted primarily from growth in advertising revenues. The advertising revenue growth resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees realized. The increase in the number of paid clicks was due to an increase in aggregate traffic both on our web sites and those of our Google Network members, an increase in the number of Google Network members, certain improvements in the monetization of traffic on our web sites and our Google Network member sites, and the continued expansion of our global advertiser base.

Growth in our revenues from the three months ended September 30, 2005 to the three months ended December 31, 2005 resulted primarily from growth in revenues from ads on our web sites and growth in revenues from ads on our Google Network members’ web sites. The advertising revenue growth resulted primarily from increases in the total number of paid clicks, rather than from changes in the average fees realized. Our revenues grew by 14.0% from the three month period ended June 30, 2005 to the three month period ended September 30, 2005, but grew by 21.6% from the three month period ended September 30, 2005 to the three month period ended December 31, 2005. The reasons for the increases in the sequential quarter revenue growth rates are described in the following two paragraphs.

Growth in advertising revenues from our web sites from the three months ended September 30, 2005 to the three months ended December 31, 2005 was $213.5 million or 24.1% compared to $147.5 million or 20.0% from the three months ended June 30, 2005 to the three months ended September 30, 2005. The increase in the growth rate for the fourth quarter of 2005 is primarily the result of increased traffic, substantially due to seasonality, as well as certain improvements in the monetization of traffic on our web sites and the continued expansion of our global advertiser base.

Growth in advertising revenues from our Google Network members’ web sites from the three months ended September 30, 2005 to the three months ended December 31, 2005 was $123.6 million or 18.3%, compared to $44.8 million or 7.1% from the three months ended June 30, 2005 to the three months ended September 30, 2005. The increase in the growth rate for the fourth quarter of 2005 is primarily attributable to increased traffic, substantially due to seasonality, as well as certain improvements in the monetization of traffic and the continued expansion of our global advertiser base and partner network.

Revenues realized through the Google Publication Ads Program were not material.

Licensing and other revenues increased by $3.5 million or 18.9% from the three months ended September 30, 2005 to the three months ended December 31, 2005 primarily as a result of increased sales of our Search Appliances.

We believe that the increase in the number of paid clicks is the result of the relevance and quality of both the search results and advertisements displayed, which results in more searches, advertisers, Google Network members and other partners, and ultimately, more paid clicks. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

We expect to settle a class-action lawsuit in Arkansas which will require us to pay attorneys’ fees and issue AdWords credits for a total of up to $90 million. The AdWords credits will be accounted for as a reduction to revenues in the periods they are redeemed (the attorneys’ fees will be expensed, most likely in the first quarter of 2006).

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Year Ended December 31,			Three Months Ended
	2003	2004	2005	September 30, 2005	December 31, 2005
				(unaudited)
United States	71%	66%	61%	61%	62%
United Kingdom	10%	13%	14%	15%	14%
Rest of the world	19%	21%	25%	24%	24%

The slight decrease in the United Kingdom revenues as a percentage of total revenues from the three months ended September 30, 2005 to the three months ended December 31, 2005 is attributable to seasonal trends as well as an unfavorable impact to revenues due to the strengthening of the dollar relative to the British Pound in the fourth quarter compared to the third quarter. Advertising spending in certain verticals (advertising segments) in the United Kingdom decreased from the three months ended September 30, 2005 to the three months ended December 31, 2005 due to seasonality. In addition, we experienced an unfavorable impact to other international revenues due to the strengthening of the dollar relative to other foreign currencies primarily the Euro and the Japanese Yen. Had foreign exchange rates remained constant from the three months ended September 30, 2005 to the three months ended December 31, 2005, our revenues would have been $12.2 million, or 0.6% higher.

The yearly growth in international revenues is the result of our efforts to provide search results to international users and deliver more ads from non-U.S. advertisers. While international revenues accounted for approximately 34% of our total revenues in 2004 and 39% in 2005, more than half of our user traffic came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2006 or thereafter. See Note 13 of Notes to Consolidated Financial Statements included as part of this Form 10-K for additional information about geographic areas.

Costs and Expenses

Cost of Revenues. Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members, as well as to partners who direct search queries to our web sites. These amounts are primarily based on revenue share arrangements under which we pay our Google Network members and other partners a portion of the fees we receive from our advertisers. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to our Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site or the actual revenue share amounts, whichever is greater. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements.

The following table presents our traffic acquisition costs (dollars in millions), and traffic acquisition costs as a percentage of advertising revenues, for the periods presented.

	Year Ended December 31,			Three Months Ended
	2003	2004	2005	September 30, 2005	December 31, 2005
				(unaudited)
Traffic acquisition costs	$526.5	$1,228.7	$2,114.9	$529.9	$628.9
Traffic acquisition costs as a percentage of advertising revenues	37%	39%	35%	34%	33%

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

Cost of revenues increased by $121.6 million to $775.4 million (or 40.4% of revenues) in the three months ended December 31, 2005, from $653.8 million (or 41.4% of revenues) in the three months ended September 30, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs and the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs required to manage more Internet traffic, advertising transactions and new products and services. There was an increase in traffic acquisition costs of $99.1 million primarily resulting from more advertiser fees generated through our AdSense program, as well as an increase in data center costs of $17.0 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods. The decrease in cost of revenues as a percentage of revenues, as well as traffic acquisition costs as a percentage of advertising revenues, was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Cost of revenues increased by $1,113.8 million to $2,571.5 million (or 41.9% of revenues) in 2005, from $1,457.7 million (or 45.7% of revenues) in 2004. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, additional data center costs, additional credit card and other transaction fees, and additional expenses related to acquiring content on our web sites. There was an increase in traffic acquisition costs of $886.3 million primarily resulting from more advertiser fees generated through our AdSense program and an increase in data center costs of $138.3 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $36.7 million resulting from more advertiser fees being generated through AdWords. The decrease in cost of revenues as a percentage of revenues, as well as traffic acquisition costs as a percentage of advertising revenues, was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Cost of revenues increased by $831.8 million to $1,457.7 million (or 45.7% of revenues) in 2004, from $625.9 million (or 42.7% of revenues) in 2003. The increase in dollars was primarily the result of an increase in traffic acquisition costs of $702.1 million primarily resulting from more advertiser fees generated through our AdSense program, as well as an increase in data center costs of $88.7 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods and other data center costs required to manage more Internet traffic, advertising transactions and new products and services. In addition, there was an increase in credit card and other transaction processing fees of $26.0 million resulting from more advertiser fees generated through AdWords. The increase in cost of revenues as a percentage of revenues, as well as traffic acquisition costs as a percentage of advertising revenues, was primarily the result of proportionately greater revenues from our Google Network members’ web sites compared to our web sites.

We expect cost of revenues to continue to increase in dollars in 2006 compared to 2005, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and content acquisition costs. However, traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

•	the relative growth rates of revenues from our web sites and from our Google Network members’ web sites;

•	whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements; and

•	whether we share with existing and new partners proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our web sites.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased by $5.4 million to $157.1 million (or 8.2% of revenues) in the three months ended December 31, 2005, from $151.7 million (or 9.6% of revenues) in the three months ended September 30, 2005. This increase in dollars was primarily due to an increase in labor and facilities related costs of $16.7 million, primarily as a result of a 14% and 48% increase in research and development headcount from September 30, 2005 and June 30, 2005 to December 31, 2005. In addition, depreciation and related expenses increased by $5.4 million primarily as a result of additional information technology assets purchased over the six months ended December 31, 2005. Professional services expenses increased by $1.4 million. These increases were substantially offset by a $19.6 million decrease in in-process research and development expenses recognized as a result of acquisitions from the three months ended September 30, 2005 to the three months ended December 31, 2005. Note 4 of Notes to Consolidated Financial Statements included as part of this Form 10-K describes further purchased in-process research and development expenses.

Research and development expenses increased by $258.4 million to $484.0 million (or 7.9% of revenues) in 2005, from $225.6 million (or 7.1% of revenues) in 2004. This increase was primarily due to an increase in labor and facilities related costs of $188.2 million as a result of a 119% increase in research and development headcount. In addition, depreciation and related expenses increased by $42.3 million primarily as a result of increasing dollar amounts of information technology assets purchased during 2004 and 2005. Also, in-process research and development expenses increased by $10.7 million as a result of acquisitions, and professional services increased $9.0 million.

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

We anticipate that research and development expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2006 and future periods because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures.

Sales and marketing expenses increased $49.8 million to $154.8 million (or 8.1% of revenues) in the three months ended December 31, 2005, from $105.0 million (or 6.7% of revenues) in the three months ended September 30, 2005. This increase was primarily due to an increase in promotional and advertising expenses of $28.4 million, a majority of which were related to Google Toolbar and other product distribution costs and an increase in labor and facilities related costs of $16.2 million mostly as a result of a 12% and 23% increase in sales and marketing headcount from September 30, 2005 and June 30, 2005 to December 31, 2005. The increase in sales and marketing personnel was a result of our on-going efforts to secure new, and to provide support to our existing users, advertisers and Google Network members on a worldwide basis. For instance, we have hired personnel to help our advertisers maximize their return on investment through the selection of appropriate keywords and have promoted the distribution of the Google Toolbar and other products in order to make our services easier to access.

Sales and marketing expenses increased $193.4 million to $439.7 million (or 7.1% of revenues) in 2005, from $246.3 million (or 7.7% of revenues) in 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $101.6 million mostly as a result of a 58% increase in sales and marketing headcount. In addition, promotional and advertising expenses increased $65.2 million, depreciation and related expenses increased $13.0 million, office related expenses increased $6.5 million and travel-related expenses increased $6.0 million. The increase in sales and marketing personnel, promotional, advertising, depreciation, office-related and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis, as well as promote the distribution of the Google Toolbar and other products in order to make our services easier to access.

Sales and marketing expenses increased $126.0 million to $246.3 million (or 7.7% of revenues) in 2004, from $120.3 million (or 8.2% of revenues) in 2003. This increase in dollars was primarily due to an increase in labor and facilities related costs of $91.8 million mostly as a result of a 74% increase in sales and marketing headcount. In addition, promotional and advertising expenses increased $17.3 million and travel-related expenses increased $3.3 million. The increase in sales and marketing personnel and advertising, promotional and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis.

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2006 and future periods as we continue to expand our business on a worldwide basis. A significant portion of these expected increases relate to our plan to increase promotional and advertising expenditures, primarily toolbar and other product distributions, as well as add support personnel to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel to support our worldwide expansion.

General and Administrative. General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit and information technology consulting and outsourcing services.

General and administrative expenses increased $21.7 million to $114.1 million (or 5.9% of revenues) in the three months ended December 31, 2005, from $92.4 million (or 5.9% of revenues) in the three months ended September 30, 2005. This increase in dollars was primarily due to an increase in labor and facilities related costs of $10.8 million, primarily as a result of a 16% and 38% increase in headcount from September 30, 2005 and June 30, 2005 to December 31, 2005, an increase in professional services fees of $5.1 million and an increase in depreciation and related expenses of $2.1 million. The additional personnel, professional services fees and depreciation and related expenses are the result of the growth of our business.

General and administrative expenses increased $195.6 million to $335.3 million (or 5.4% of revenues) in 2005, from $139.7 million (or 4.4% of revenues) in 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $98.3 million, primarily as a result of an 101% increase in headcount, an increase in professional services fees of $58.7 million, an increase in depreciation and related expenses of $10.1 million, an increase in bad debt expenses of $8.2 million, an increase in travel and related expenses of $4.7 million and an increase in office and related expenses of $4.3 million. The additional personnel, professional services fees, depreciation, bad debt, travel and office and related expenses are the result of the growth of our business.

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

As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2006 and in future periods. Also, we expect to settle a class-action lawsuit in Arkansas which will require us to pay attorneys’ fees and issue AdWords credits for a total of up to $90 million. The attorneys’ fees will be expensed, most likely in the first quarter of 2006 (the AdWords credits will be accounted for as a reduction to revenues in the periods they are redeemed).

Stock-Based Compensation. Prior to our initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options. We recorded the difference between the exercise price of an option awarded to an employee and the reassessed value of the underlying shares on the date of grant as deferred stock-based compensation. The determination of the reassessed value of stock underlying options is discussed in detail below in Critical Accounting Policies and Estimates—Stock-Based Compensation, included elsewhere in this Form 10-K. We recognized compensation expense as we amortized the deferred stock-based compensation amounts on an accelerated basis over the related vesting periods, primarily four or five years.

After our initial public offering in August 2004, options have been primarily granted at exercise prices equal to the fair market value of the underlying stock on the date of option grant and, accordingly, related stock-based compensation recognized has been immaterial.

Also, in the fourth quarter of 2004, we began granting restricted stock units (“RSUs”) to certain employees under our Founders’ Award and other programs. RSUs under our Founders’ Award program are issued to individuals on teams that have made extraordinary contributions to Google. Stock-based compensation has been measured based on the fair values of the underlying shares on the dates of grant and recognized on an accelerated basis over the four year vesting periods. In the second quarter of 2005, we began granting RSUs to all newly hired employees. Primarily, these RSUs vest from zero to 37.5 percent of the number granted amount at the end of each of the four years from date of hire based on the employee’s performance. We recognized compensation expense for these RSUs under the variable method based on the fair market value of the underlying shares at the end of each quarter within the vesting periods.

In addition, in the past we have awarded options to non-employees to purchase our common stock. Stock-based compensation related to non-employees is measured on a fair-value basis using the Black-Scholes-Merton valuation model as the options are earned.

The above is a discussion of the accounting for our stock awards through the end of 2005 under the accounting rules then in effect. For a discussion of the accounting for our stock awards under SFAS No. 123R (revised 2004), Share-based Payment which we adopted beginning January 1, 2006, see Effect of Recent Accounting Pronouncement included elsewhere in this Form 10-K.

Stock-based compensation increased $11.9 million to $58.2 million (or 3.0% of revenues) in the three months ended December 31, 2005 from $46.3 million (or 2.9% of revenues) in the three months ended September 30, 2005. This increase was due to more RSUs outstanding and a greater fair market value of our stock at December 31, 2005 compared to September 30, 2005, which increased the compensation expense related to outstanding RSUs accounted for under the variable method and options held by non-employees. This increase was partially offset by less amortization of deferred stock-based compensation amounts from prior periods.

Stock-based compensation decreased $78.0 million to $200.7 million (or 3.3% of revenues) in 2005 from $278.7 million (or 8.7% of revenues) in 2004. This decrease was primarily driven by a decrease in the level of stock option grants during 2005 and the immediately preceding quarters, as well as a substantial decrease in the intrinsic values of these options on the dates of grant, compared to the first half of 2004 and prior periods. This decrease was partially offset by $46.7 million of stock-based compensation that we recognized in 2005 compared to $1.7 million in 2004 related to all RSUs which we first granted in the fourth quarter of 2004, as well as increased compensation expense related to options held by non-employees as a result of a greater average fair market value of our stock in 2005 compared to 2004.

Stock-based compensation increased $49.3 million to $278.7 million (or 8.7% of revenues) in 2004 from $229.4 million (or 15.6% of revenues) in 2003. The increase in dollars was primarily driven by the generally larger differences between the exercise prices and the reassessed values of the underlying common stock on the dates of grant, partially offset by a decrease in the level of stock option grants, in periods immediately prior to our initial public offering. This increase was also partially offset by a decrease of $6.9 million to $3.9 million of stock-based compensation recognized in 2004 related to the modification of terms of former employees’ stock option agreements.

For stock options and equity awards outstanding at December 31, 2005, we expect stock-based compensation to be approximately $342.4 million in 2006, $183.9 million in 2007, $105.3 million in 2008, $44.4 million in 2009 and $0.7 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to

December 31, 2005 and stock awards that have been or may be granted to non-employees. Stock-based compensation related to these awards will be different from our expectations to the extent forfeiture rates are different from what we have anticipated. In addition, we expect stock awards issued in 2006 and in annual periods for the foreseeable future thereafter to be approximately one to one and a half percent of common shares then outstanding.

We recorded stock-based compensation expense for the fair values of stock options earned by non-employees of $15.8 million, $15.0 million and $30.0 million in 2003, 2004 and 2005. At December 31, 2005, there were 202,090 unvested options held by non-employees with a weighted-average exercise price of $3.59 and a weighted-average 25 months remaining vesting period. These options primarily vest on a monthly and ratable basis. No options or other stock awards that vest over time were granted to non-employees in the year ended December 31, 2005.

See Note 1 of Notes to Consolidated Financial Statements, as well as Critical Accounting Policies and Estimates and Effect of Recent Accounting Pronouncements, included elsewhere in this Form 10-K for additional information about stock-based compensation.

Contribution to Google Foundation

In the three months ended December 31, 2005, we made a non-recourse, non-refundable $90.0 million cash contribution to the Google Foundation, a nonprofit related party of Google. As a result, this contribution was recorded as an expense in the period made. We do not expect to make further donations to the Google Foundation for the foreseeable future. See Note 9 of Notes to Consolidated Financial Statements included as part of this Form 10-K for additional information about the Google Foundation.

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

We incurred a non-recurring non-cash charge of $201.0 million in the third quarter of 2004 related to this settlement. The non-cash charge included among other items, the value of shares associated with the settlement of the warrant dispute. See Note 6 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information about the settlement of disputes with Yahoo.

Interest Income and Other, Net

Interest income and other of $70.2 million in the three months ended December 31, 2005 was primarily comprised of $68.3 million of interest income earned on our significantly greater average cash, cash equivalents and marketable securities balances during the fourth quarter of 2005 compared to the third quarter. These higher balances were primarily a result of the $4.3 billion raised under our follow-on public offering completed in September 2005. In addition, we recognized $1.4 million of rental income related to buildings we own and $1.1 million of other income related to grants received from a foreign jurisdiction because we created new employment in that country. These income sources were partially offset by $400,000 of net foreign exchange losses as a result of (i) the forward contracts we entered into to purchase U.S. dollars with foreign currencies to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies, and by $200,000 of other expenses.

Interest income and other of $124.4 million in 2005 was primarily comprised of $121.0 million of interest income earned on our significantly greater average cash, cash equivalents and marketable securities balances during 2005 compared to 2004, primarily as a result of the $4.3 billion raised under our follow-on public offering completed in September 2005, as well as $1.6 billion of cash flows provided by operating activities, less purchases of property and equipment. We recognized $6.2 million of net foreign exchange gains as a result of (i) the forward contracts we entered into to purchase U.S. dollars with foreign currencies to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. In addition, we recognized $1.5 million of rental income related to buildings we own and $1.1 million of other income related to grants received from a foreign jurisdiction because we created new employment in that country. These income sources were also offset by $4.6 million of realized losses on sales of marketable securities and $800,000 of interest and other expenses.

Interest income and other of $10.0 million in 2004 was primarily comprised of $16.0 million of interest income earned on our significantly greater average cash, cash equivalents and marketable securities balances and $1.9 million of other income related to grants received from a foreign jurisdiction because we created new employment in that country. These income sources were partially offset by approximately $6.7 million of net foreign exchange losses as a result of (i) the forward contracts we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. These income sources were also offset by $300,000 of realized losses on sales of marketable securities and $900,000 of interest expense incurred on equipment loans and leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Provision for Income Taxes

Our provision for income taxes increased to $267.6 million in the three months ended December 31, 2005 from $168.8 million in the three months ended September 30, 2005. The increase in our provision for income taxes primarily resulted from an increase in our effective tax rate, or our provision for income taxes as a percentage of our income before income taxes, to 41.8% in the three months ended December 31, 2005 from 30.7% in the three months ended September 30, 2005. This increase was primarily because, relative to our expectations, proportionately more of our earnings were recognized in the U.S. than by our subsidiaries outside the U.S. in the fourth quarter of 2005 compared to the third quarter, and such earnings were taxed at a higher statutory tax rate than outside the U.S. The proportionately lower earnings recognized by our subsidiaries outside the U.S. was primarily a result of proportionately more expenses recognized by these subsidiaries than by the U.S. in the fourth quarter compared to the third quarter. The increase in our provision for income taxes also resulted from increases in Federal and state income taxes, driven by higher taxable income period over period.

Our provision for income taxes increased to $676.3 million in 2005 from $251.1 million in 2004. The increase in our provision for income taxes primarily resulted from increases in Federal and state income taxes, driven by higher taxable income period over period. However, our effective tax rate, or our provision for income taxes as a percentage of our income before income taxes, decreased to 31.6% in 2005 from 38.6% in 2004. This decrease is primarily because proportionately more of our earnings were recognized by our subsidiaries outside of the U.S. compared to in the U.S. in 2005 compared to 2004, and such earnings were taxed at a lower weighted average statutory tax rate than in the U.S. In addition, we realized a $42.2 million and $55.4 million reduction to our provision for income taxes in 2004 and 2005 as a result of disqualifying dispositions related to cumulative stock-based compensation recognized for all of our incentive stock options. Without these discrete benefits, our effective tax rate would have been higher than 31.6% in 2005 and 38.6% in 2004. We do not expect further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur in the future related to incentive stock options currently outstanding.

Our provision for income taxes increased to $251.1 million in 2004 from $241.0 million in 2003. However, our effective tax rate, or our provision for income taxes as a percentage of our income before income taxes, decreased to 38.6% in 2004 from 69.5% in 2003. This decrease is primarily a result of reductions to our provision for income taxes after our initial public offering in August 2004 related to certain stock-based compensation and disqualifying dispositions on incentive stock options. After our initial public offering and through the end of the year, we reduced our provision for income taxes by $23.0 million and $70.0 million as a result of stock-based compensation recognized during and prior to this period related to unexercised non-qualified stock options. In addition, we reduced our provision for income taxes by $42.2 million as a result of disqualifying dispositions that occurred after our initial public offering related to cumulative stock-based compensation recognized for all of our incentive stock options. No reductions were made to our provision for income taxes in 2003 related to stock-based compensation. Without these reductions in 2004, our provision for income taxes would have been increased by approximately $135.2 million, which would have increased our effective tax rate by 20 percentage points. The difference between this adjusted tax rate in 2004 and the actual rate of 69.5% in 2003 is primarily a result of less stock-based compensation as a percentage of income before income taxes in 2004 compared to 2003.

Our effective tax rate in 2006 is expected to be approximately 30%, but could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

See Critical Accounting Policies and Estimates included elsewhere in this Form 10-K for additional information about our provision for income taxes.

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

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 2005. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth calendar quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Prior to the second quarter of 2004, these seasonal trends may have been masked by the substantial quarter over quarter growth of Internet traffic focused on commercial transactions and ultimately by the substantial quarter over quarter growth in our revenues.

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(in thousands, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues	$651,623	$700,212	$805,887	$1,031,501	$1,256,516	$1,384,495	$1,578,456	$1,919,093
Costs and expenses:
Cost of revenues	315,398	326,377	362,099	453,779	545,208	597,095	653,826	775,381
Research and development (1)	35,019	45,762	57,409	87,442	79,412	95,772	151,721	157,072
Sales and marketing	47,904	56,777	65,512	76,107	82,952	97,024	104,996	154,769
General and administrative	21,506	25,577	40,774	51,843	57,266	71,568	92,434	114,077
Stock-based compensation (2)	76,473	74,761	67,981	59,531	48,908	47,338	46,308	58,154
Contribution to Google Foundation	—	—	—	—	—	—	—	90,000
Non-recurring portion of settlement of disputes with Yahoo	—	—	201,000	—	—	—	—	—

Total costs and expenses	496,300	529,254	794,775	728,702	813,746	908,797	1,049,285	1,349,453

Income from operations	155,323	170,958	11,112	302,799	442,770	475,698	529,171	569,640
Interest income (expense) and other, net	300	(1,498)	3,866	7,374	13,686	19,722	20,797	70,193

Income before income taxes	155,623	169,460	14,978	310,173	456,456	495,420	549,968	639,833
Provision (benefit) for income taxes (3)	91,650	90,397	(37,005)	106,073	87,263	152,606	168,786	267,625

Net income	$63,973	$79,063	$51,983	$204,100	$369,193	$342,814	$381,182	$372,208

Net income per share:
Basic	$0.42	$0.51	$0.25	$0.78	$1.39	$1.27	$1.39	$1.28

Diluted	$0.24	$0.30	$0.19	$0.71	$1.29	$1.19	$1.32	$1.22

(1)	The results for the quarters ended December 31, 2004 and September 30, 2005 include $10.4 million and $20.8 million of in-process research and development expense related to acquisitions.
(2)	Stock-based compensation, consisting of amortization of deferred stock-based compensation related to the values of restricted shares, certain restricted stock units and options issued to employees, as well as the values of other restricted stock units and options issued to employees and non-employees, is allocated in the table that follows.

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
	(in thousands, except per share amounts)
	(unaudited)
Cost of revenues	$5,076	$2,546	$1,996	$1,696	$1,573	$1,024	$1,328	$1,654
Research and development	46,265	45,836	42,120	35,310	29,299	27,362	26,072	32,799
Sales and marketing	14,146	13,431	11,580	10,292	6,536	7,522	6,491	7,863
General and administrative	10,986	12,948	12,285	12,233	11,500	11,430	12,417	15,838

	$76,473	$74,761	$67,981	$59,531	$48,908	$47,338	$46,308	$58,154

(3)	A reduction to our provision for income taxes of $46.0 million and $24.0 million was recorded in the third and fourth quarters of 2004 related to certain stock-based compensation charges recorded prior to the initial public offering. In addition, a reduction to our provision for income taxes of $42.2 million and $48.5 million was recorded in the fourth quarter of 2004 and the first quarter of 2005 as a result of disqualifying dispositions related to cumulative stock-based compensation recognized for all of our incentive stock options. We do not expect further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur in the future related to incentive stock options currently outstanding.

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2005.

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
As Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	48.4	46.6	44.9	44.0	43.4	43.1	41.4	40.4
Research and development (1)	5.4	6.5	7.1	8.5	6.3	6.9	9.6	8.2
Sales and marketing	7.4	8.1	8.1	7.4	6.6	7.0	6.7	8.1
General and administrative	3.3	3.7	5.1	5.0	4.6	5.2	5.9	5.9
Stock-based compensation (2)	11.7	10.7	8.5	5.8	3.9	3.4	2.9	3.0
Contribution to Google Foundation	—	—	—	—	—	—	—	4.7
Non-recurring portion of settlement of disputes with Yahoo	—	—	24.9	—	—	—	—	—

Total costs and expenses	76.2	75.6	98.6	70.7	64.8	65.6	66.5	70.3

Income from operations	23.8	24.4	1.4	29.3	35.2	34.4	33.5	29.7
Interest income (expense) and other, net	0.1	(0.2)	0.5	0.7	1.1	1.4	1.3	3.6

Income before income taxes	23.9	24.2	1.9	30.0	36.3	35.8	34.8	33.3

Net income	9.8%	11.3%	6.5%	19.8%	29.4%	24.8%	24.1%	19.4%

(1)	The results for the quarters ended December 31, 2004 and September 30, 2005 include $10.4 million and $20.8 million of in-process research and development expense related to acquisitions.
(2)	Stock-based compensation, consisting of amortization of deferred stock-based compensation related to the values of restricted shares, certain restricted stock units and options issued to employees, as well as the values of other restricted stock units and options issued to employees and non-employees, is allocated in the table that follows.

	Quarter Ended
	Mar 31, 2004	Jun 30, 2004	Sep 30, 2004	Dec 31, 2004	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005
Cost of revenues	0.8%	0.4%	0.3%	0.2%	0.1%	0.1%	0.1%	0.1%
Research and development	7.1	6.5	5.2	3.4	2.4	2.0	1.6	1.7
Sales and marketing	2.1	1.9	1.5	1.0	0.5	0.5	0.4	0.4
General and administrative	1.7	1.9	1.5	1.2	0.9	0.8	0.8	0.8

	11.7%	10.7%	8.5%	5.8%	3.9%	3.4%	2.9%	3.0%

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Net cash provided by operating activities	395,445	$977,044	$2,459,422
Net cash used in investing activities	(313,954)	(1,901,356)	(3,358,193)
Net cash provided by financing activities	8,090	1,194,618	4,370,830

As a result of the completion of our initial public offering in August 2004 and our follow-on stock offering in September 2005, we raised $1,161.1 million and $4,287.2 million of net proceeds. At December 31, 2005, we had $8,034.2 million of cash, cash equivalents and marketable securities, compared to $2,132.3 million and $334.7 million at December 31, 2004 and 2003. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies, as well as an equity investment. Note 2 of Notes to Consolidated Financial Statements included as part of this Form 10-K describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2005 and December 31, 2004, we had unused letters of credit for $14.6 million and $14.4 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities in 2005 primarily consisted of net income adjusted for certain non-cash and other items including depreciation, amortization, in-process research and development, stock-based compensation, tax benefits from stock-based award activity and the effect of changes in working capital and other activities. Cash provided by operating activities in 2005 was $2,459.4 million and consisted of net income of $1,465.4 million, adjustments for non-cash and other items of $950.3 million and cash provided by working capital and other activities of $43.7 million. Adjustments for non-cash and other items primarily consisted of $256.8 million of depreciation and amortization expense on property and equipment and $200.7 million of stock-based compensation, $433.7 million of tax benefits from stock-based award activity, which represents a portion of the $552.5 million reduction to income taxes payable that we realized over 2005 related to the exercise, sale or vesting of these awards. Working capital activities primarily consisted of an increase of $372.3 million in accounts receivable due to growth in fees billed to our advertisers, an increase of $247.4 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment, other general expenditures as well as increase in compensation as a result of the growth in the number of employees, an increase of $93.3 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members and a net decrease in income taxes receivable and deferred income taxes of $87.4 million.

Cash provided by operating activities in 2004 primarily consisted of net income adjusted for certain non-cash and other items including depreciation, amortization, stock-based compensation, tax benefits from stock-based award activity, the non-recurring portion of our settlement of disputes with Yahoo and the effect of changes in working capital and other activities. Cash provided by operating activities in 2004 was $977.0 million and consisted of net income of $399.1 million, adjustments for non-cash and other items of $831.1 million and offset by $253.2 million used in working capital and other activities. Adjustments for non-cash and other items primarily included $278.7 million of stock-based compensation, $191.6 million of tax benefits from stock-based award activity, which contributed to a net increase in income taxes receivable on our balance sheet and which lowered the amount of income taxes we paid in 2004, and $201.0 million related to the non-recurring portion of the settlement of disputes with Yahoo. Working capital activities primarily consisted of a net increase in income taxes receivable and deferred income taxes of $125.2 million primarily due to tax benefits resulting from the exercises of warrants, certain stock-based compensation charges and disqualifying dispositions on incentive stock options. In addition, working capital activities consisted of an increase of $156.9 million in accounts receivable due to the growth in fees billed to our advertisers.

Cash provided by operating activities in 2003 was $395.4 million and consisted of net income of $105.6 million, adjustments for non-cash and other items of $296.0 million and $6.2 million used by working capital and other activities. Working capital and other activities primarily consisted of an increase of $90.4 million in accounts receivable due to the growth in fees billed our advertisers and an increase of $58.9 million in prepaid revenue share, expenses and other assets, due primarily to an increase of $35.5 million related to prepaid revenue share, as a result of several significant prepayments made in the fourth quarter of 2003, as well as an increase of $11.0 million of restricted cash relating to our operating leases. This was partially offset by an increase of $74.6 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members and an increase of $31.1 million in accrued expenses and other liabilities primarily due to an increase in annual bonuses as a result of the growth in the number of employees. These bonuses were paid in the first quarter of 2004.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, now that we have become a public company, our cash-based compensation per employee has increased and will likely continue to increase (primarily in the form of variable bonus awards and other incentive arrangements) in order to retain and attract employees. As part of our philanthropic program, we made a $90.0 million cash contribution to the Google Foundation, a nonprofit related party, in the fourth quarter of 2005. We do not expect to make additional contributions to the Google Foundation for the foreseeable future.

In addition, new accounting rules we adopted on January 1, 2006 require the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. This requirement will likely significantly reduce and increase the amounts we record as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow will remain unchanged from what would have been reported under prior accounting rules. See also Effect of Recent Accounting Pronouncements included elsewhere in this report.

Cash used in investing activities in 2005 of $3,358.2 million was attributable to net purchases of marketable securities of $2,418.7 million, capital expenditures of $838.2 million and cash consideration used in acquisitions and other investments of $101.3 million, net of cash acquired. Cash used in investing activities in 2004 of $1,901.4 million was attributable to net purchases of marketable securities of $1,523.5 million, capital expenditures of $319.0 million and cash consideration used in acquisitions and other investments of $58.9 million. Cash used in investing activities in 2003 of $314.0 million was attributable to capital expenditures of $176.8 million, net purchases of marketable securities of $97.2 million and net cash consideration used in acquisitions of $40.0 million.

Our investments in property and equipment, including information technology infrastructure and land and buildings, will likely be significantly greater in 2006 compared to 2005.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire businesses, engineering teams, technologies, strategic relationships and other assets. For instance, in December 2005 we agreed to purchase a five percent indirect equity interest in AOL for $1.0 billion in cash. In addition, we simultaneously agreed to enter into certain arms-length commercial arrangements with AOL. We have substantially completed negotiations with respect to definitive agreements governing this $1 billion investment in AOL, and currently expect that the investment will close in the second quarter of 2006. Also, in February 2006 we completed our acquisition of all of the outstanding equity interests in dMarc Broadcasting, Inc. for total up-front cash consideration of $102.0 million. In addition, we are obligated to make additional cash payments of up to $1,136.0 million if certain performance targets are met through December 31, 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Note 14 of Notes to Consolidated Financial Statements included as part of this Form 10-K describes further the material terms of these agreements.

Also, as part of our philanthropic program, we expect to make equity and other investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these investments to be made primarily in cash and to be approximately $175.0 million over the three years ending December 31, 2008.

Cash provided by financing activities in 2005 of $4,370.8 million was due primarily to net proceeds from our follow-on stock offering of $4,287.2 million, after consideration of related issuance costs of $66.8 million. Cash provided by financing activities in 2004 of $1,194.6 million was due primarily to net proceeds from the initial public offering of $1,161.1 million, after consideration of related issuance costs of $41.0 million. Cash provided by financing activities in 2003 of $8.1 million was due to proceeds from the issuance of common stock pursuant to stock option exercises of $15.5 million, net of repurchases, offset by repayment of equipment loan and lease obligations of $7.4 million.

Contractual Obligations as of December 31, 2005

	Payments due by period
	Total	Less than 12 months	13-48 months	49-60 months	More than 60 months
	(in millions)
	(unaudited)
Guaranteed minimum revenue share payments	$234.3	$179.5	$54.8	$—	$—
Operating lease obligations	668.3	39.2	183.1	62.4	383.6
Purchase obligations	109.7	37.1	71.8	0.8	—
Other long-term liabilities reflected on our balance sheet under GAAP	44.3	21.3	14.9	1.2	6.9

Total contractual obligations	$1,056.6	$277.1	$324.6	$64.4	$390.5

The above table does not include contingent consideration that may be paid pursuant to asset purchases or business combinations.

Guaranteed Minimum Revenue Share Payments

In connection with our AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum revenue share payments to a small number of our Google Network members over the term of the respective contracts. Under our contracts, these guaranteed payments can vary based on our Google Network members achieving defined performance terms, such as number of advertisements displayed or search queries. In some cases, certain guaranteed amounts will be adjusted downward if our Google Network members do not meet their performance terms and, in some cases, these amounts will be adjusted upward if they exceed their performance terms. The amounts included in the table above assume that the historical upward performance adjustments with respect to each contract will continue, but do not make a similar assumption with respect to downward adjustments. We believe these amounts best represent a reasonable estimate of the future minimum guaranteed payments. Actual guaranteed payments may differ from the estimates presented above. To date, total advertiser fees generated under these AdSense agreements have exceeded the total guaranteed minimum revenue share payments. Five of our Google Network members account for approximately 88% of the total future guaranteed minimum revenue share payments and 10 of our Google Network members account for 95% of these payments. At December 31, 2005, our aggregate outstanding non-cancelable minimum guarantee commitments totaled $234.3 million and these commitments are expected to be settled through 2007.

In addition, in connection with some other AdSense agreements, we have agreed to make an aggregate of $5.2 million of minimum revenue share payments through 2007. This amount is not included in the above table since we generally have the right to cancel these agreements at any time. Because we sometimes cancel agreements that perform poorly, we do not expect to make all of these minimum revenue share payments.

Operating Leases

We have entered into various other non-cancelable operating lease agreements for our offices and certain of our data centers throughout the U.S. and internationally with original lease periods expiring between 2006 and 2021. We recognize rent expense on our operating leases on a straight-line basis at the commencement of the lease. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

During 2003, we entered into a nine-year sublease for our headquarters in Mountain View, California. According to the terms of the sublease, we began making payments in April 2005 and payments will increase at three percent per annum thereafter. The lease terminates on December 31, 2012; however, we may exercise two five-year renewal options at our discretion. We have an option to purchase the property for approximately $172.4 million, which is exercisable in 2006.

Purchase Obligations

Purchase obligations represent non-cancelable contractual obligations at December 31, 2005. In addition, we had $71.0 million of open purchase orders for which we have not received the related services or goods at December 31, 2005. This amount is not included in the above table since we have the right to cancel the purchase orders upon 10 days notice prior to the date of delivery. The majority of our purchase obligations are related to data center operations. These non-cancelable contractual obligations and open purchase orders amounts do not include payments we may be obligated to make to vendors upon their attainment of milestones under the related agreements.

Other long-term liabilities

Other long-term liabilities consist of deferred rent liabilities related to certain operating leases and royalty payments related to certain licensing agreements.

Off-Balance Sheet Entities

At December 31, 2005 and 2004, we were not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (FASB) Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, having a significant effect on the financial statements.

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

Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates differ from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity (see also Incentive Stock Options, “Disqualifying Dispositions” below). The effective tax rate was 31.6% and 38.6% for 2005 and 2004. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

Accounting for Stock-Based Awards to Employees

Prior to the initial public offering, we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options as of the dates of option grant. After the initial public offering, we have primarily granted options at exercise prices equal to the fair market values of the underlying stock on the dates of option grant. There are two measures of value of our common stock that were relevant to our accounting for equity compensation relating to our compensatory equity grants prior to our initial public offering:

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

We recorded deferred stock-based compensation to the extent that the reassessed value of the stock at the date of grant exceeded the exercise price of the option. The reassessed values for accounting purposes were determined based on a number of factors and methodologies. One of the significant methods we used to determine the reassessed values for the shares underlying options is through a comparison of price multiples of our historical and forecasted earnings to certain public companies involved in the same or similar lines of business. The market capitalizations of these companies increased significantly from January 2003 through July 2004 which contributed significantly to the increase in the reassessed values of our shares. We also considered our financial performance and growth, primarily since January 2003. Our revenue and earnings growth rates contributed significantly to the increase in the reassessed values of our shares. The reassessed values of our shares increased more significantly in dollar and percentage terms in earlier periods compared to later ones which are reflective of the related revenue and earnings growth rates. We also retained third-party advisors to provide two contemporaneous valuation analyses since January 2003 and used this information to support our own valuation analyses. Please note that these reassessed values are inherently uncertain and highly subjective. If we had made different assumptions, our deferred stock-based compensation amount, stock-based compensation expense, in-process research and development expense, net income, net income per share and recorded goodwill amounts could have been significantly different.

We have accounted for stock options issued to our employees and directors using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The alternative is the fair value method as prescribed by Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation. If we had used the fair value method, our net income would have been reduced by approximately $14.8 and $102.6 million in the years ended December 31, 2004 and 2005. These amounts are substantially less than the differences the separate application of these two methods would have on net income in future periods. This is primarily because the differences between the fair values of options granted prior to our initial public offering determined using the Black-Scholes-Merton method (BSM) and the related reassessed intrinsic values on the dates of grant were generally insignificant; whereas these differences were, and are expected to continue to be, significant for options granted after the initial public offering. Also, the assumptions we make under the BSM method, such as expected term and stock-price volatility, have and will have a significant effect on the determination of the fair values of options granted after the initial public offering.

For instance, our assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees. In addition, our assumptions about the expected term have been based primarily on that of companies that have option vesting and contractual terms, expected stock volatility and employee demographics and physical locations that are similar to ours. We have used this comparable data because we have limited relevant historical information to support the expected exercise behavior of our employees who have been granted options recently. This relevant historical information is limited because our stock has been publicly traded since only August 2004, and the fair market value of our stock has increased substantially during this time. Accordingly, the exercise behavior of employees who have been granted options recently may be different from that of employees who have exercised their significantly in-the-money options after the initial public offering.

If our expected term and stock-price volatility assumptions were different, the determination of the fair value of our stock options on the date of grant could be materially different.

See Note 1 of Notes to Consolidated Financial Statements for additional information about stock-based compensation, as well as the anticipated effects on our financial results after our adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) beginning January 1, 2006.

Accounting for Stock-Based Awards to Non-employees

We measure the fair value of options to purchase our common stock granted to non-employees throughout the vesting period as they are earned, at which time we recognize a charge to stock-based compensation. The fair value is determined using the BSM option-pricing model, which considers the exercise price relative to the reassessed values (for periods before the initial public offering) or the fair market values (for periods after the initial public offering) of the underlying stock, the expected stock price volatility, the expected life of the option, the risk-free interest rate and the dividend yield. As discussed above, the reassessed values of the underlying stock were based on assumptions of matters that are inherently highly uncertain and subjective. If we had made different assumptions about the reassessed value of our stock (for periods before the initial public offering), expected life or stock-price volatility rates, the related stock-based compensation expense and our net income and net income per share amounts would have been different.

Incentive Stock Options, “Disqualifying Dispositions”

The recipient of an incentive stock option must hold the resultant shares for at least two years from the date of grant and one year from the date of exercise in order to receive favorable “capital gains” tax treatment on any profit realized from the sale of those shares. If this holding period is not met, then all or a portion of the profit realized by the individual is taxed at ordinary income tax rates. If we include this profit in an individual’s taxable compensation, then we can deduct it as compensation expense on our corporate tax return. These benefits have been recorded as a reduction to our income taxes payable or increase to our income taxes receivable, which has ultimately improved our net cash provided by operating activities. In addition, we have applied the portfolio method to determine the portion of this benefit that is recorded as a reduction to our provision for income taxes as it is more practicable than the alternative individual award method discussed below. Under the portfolio method, to the extent the cumulative stock-based compensation recognized related to all incentive stock options multiplied by the statutory tax rate is greater than the cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related reduction to income taxes payable or increase to our income taxes receivable. In 2004, the increase to our income taxes receivable for disqualifying dispositions equaled the reduction to our provision for income taxes of $42.2 million. In 2005, the increase to our income taxes receivable or decrease in income taxes payable for disqualifying dispositions of $314.2 million exceeded the reduction to our provision for income taxes of $55.4 million. This difference of $258.8 million was recorded as an increase to additional paid-in capital on our balance sheet. We do not expect for the foreseeable future further significant reductions to our provision for income taxes as a result of disqualifying dispositions that may occur in the future related to incentive stock options currently outstanding.

As mentioned above, an alternative to the portfolio method is the individual award method. Under the individual award method, to the extent the cumulative stock-based compensation recognized under any particular incentive stock option grant multiplied by the statutory tax rate is greater than the related cumulative disqualifying disposition benefit, the reduction to our provision for income taxes will equal the related reduction to income taxes payable or increase to our income taxes receivable for that particular grant. However, once and to the extent the cumulative disqualifying disposition benefit recognized under any particular incentive stock option grant exceeds the related cumulative stock-based compensation multiplied by the statutory tax rate, the disqualifying disposition benefit will be recorded as additional paid-in capital on our balance sheet rather than as a reduction to our provision for income taxes. If we had used the individual award method rather than the portfolio method, the reduction to our provision for income taxes related to disqualifying dispositions would have been less than the $55.4 million realized in 2005.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123R. Under SFAS 123R, we will be required to use the individual award method to account for any disqualifying dispositions related to any incentive stock options granted after December 31, 2005 (See also Effect of Recent Accounting Pronouncements, below). As a result, we do not expect that the application of this method to our accounting for disqualifying dispositions related to incentive stock options currently outstanding will effect our provision for income taxes or our effective tax rate for the foreseeable future.

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS 123R which addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R. In accordance with this amendment, we have adopted the requirements of SFAS 123R beginning January 1, 2006.

If we had adopted the provisions of SFAS 123 at the beginning of 2004, net income would have been reduced by approximately $14.8 million and $102.6 million in 2004 and 2005. The additional stock-based compensation, net of income taxes, that would have been recognized under SFAS 123 in 2004 (and to a lesser extent, in 2005) is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the BSM method. After the initial public offering, we have primarily granted stock options with no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have recognized had we continued to apply APB 25, and significantly greater than the aforementioned additional stock-based compensation amounts, net of income taxes. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the assumptions used under the BSM method for determining the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method, which we will use to account for any disqualifying dispositions related to any incentive stock options granted after December 31, 2005. If we had used the individual award method, our net income would have been reduced further than the aforementioned $102.6 million in 2005 had we adopted the provisions of SFAS 123.

We will adopt the provisions of SFAS 123R using the modified-prospective-transition method. Under this method, we will recognize stock-based compensation over the related service periods for any stock-awards issued after December 31, 2005, as well as for all stock awards issued prior to January 1, 2006 for which the requisite service has not been provided as of the date we adopt the requirements of SFAS 123R. Stock-based compensation will be measured based on the fair values of all stock awards on the dates of grant.

We will continue to recognize stock-based compensation after the date of adoption of SFAS 123R using the accelerated method for all stock awards issued prior to January 1, 2006, other than RSUs issued to new employees that vest based on the employee’s performance for which we will use the straight-line method. We have elected to recognize stock-based compensation after the date of adoption of SFAS 123R using the straight-line method for all stock awards issued after January 1, 2006, which will result in the recognition of less stock-based compensation over at least the next several years compared to that which would have been recognized had we continued to use the accelerated method.

As noted above, prior to the adoption of SFAS 123R, we accounted for RSUs issued to new employees that vest based on the employee’s performance under the variable method, under which stock-based compensation is measured based on the fair value of the underlying shares at the end of each quarter within the vesting periods. As noted above, upon adoption of SFAS 123R stock-based compensation will be measured based on the fair values of the underlying shares on the dates of grant for all such outstanding RSUs. As a result, to the extent the fair value of the underlying shares is greater at the vesting dates compared to the dates of grant, then we would recognize less stock-based compensation in periods after the adoption of SFAS 123R then we would have had we continued to use the variable method.

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation on our balance sheet.

For stock awards outstanding at December 31, 2005, we expect stock-based compensation to be approximately $342.4 million in 2006, $183.9 million in 2007, $105.3 million in 2008, $44.4 million in 2009 and $0.7 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to December 31, 2005 and stock awards that have been or may be granted to non-employees. In addition, stock-based compensation related to these awards will be different from our expectations to the extent forfeiture rates are different from what we have anticipated. In addition, we expect stock awards issued in 2006 and in annual periods for the foreseeable future thereafter to be approximately one to one and a half percent of common shares then outstanding.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005 and presented as tax benefits from stock-based award activity in the consolidated statements of cash flows. This requirement will likely significantly reduce and increase the amounts we record as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of income. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS 154 on January 1, 2006 will have a material effect on our financial position, cash flows or results of operations.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require an other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. We do not believe that adoption of FSP Nos. FAS 115-1 and FAS 124-1 on January 1, 2006 will have a material effect on our financial position, cash flows or results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro and the Japanese Yen, as well as cash denominated in currencies other than the local currency of the subsidiary. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, we began to bill our international online sales through a foreign subsidiary, which has lowered our exposure to foreign currency transaction gains and losses. In addition, effective January 2004 our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The primary vehicle we use are forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward exchange contracts to purchase U.S. dollars with foreign currencies was $477.0 million at December 31, 2005. There were no other forward exchange contracts outstanding at December 31, 2005.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. We recognized translation losses of $18.0 million in 2005 primarily as a result of generally weakening foreign currencies against the U.S. dollar.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $2.2 million and $1.7 million at December 31, 2005 and December 31, 2004, respectively. The adverse impact at December 31, 2005 is after consideration of the offsetting effect of approximately $63.3 million from forward exchange contracts in place for the month of December 2005. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest in a variety of securities, consisting primarily of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and highly liquid debt securities of municipalities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our investment securities of approximately $60.4 million and $19.0 million at December 31, 2005 and December 31, 2004, respectively. The increase in this amount from December 31, 2004 to December 31, 2005 is due to the substantial increase in our investment balances as a result of proceeds from our follow-on stock offering completed in September 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, redeemable convertible preferred stock warrant and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Google Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

March 10, 2006

REPORT OF ERNST & YOUNG LLP,

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Google Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Google Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2005 consolidated financial statements of Google Inc. and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Francisco, California

March 10, 2006

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,
	2004	2005
Assets
Current assets:
Cash and cash equivalents	$426,873	$3,877,174
Marketable securities	1,705,424	4,157,073
Accounts receivable, net of allowances of $3,962 and $14,852	311,836	687,976
Income taxes receivable	70,509	—
Deferred income taxes, net	19,463	49,341
Prepaid revenue share, expenses and other assets	159,360	229,507

Total current assets	2,693,465	9,001,071
Property and equipment, net	378,916	961,749
Goodwill	122,818	194,900
Intangible assets, net	71,069	82,783
Deferred income taxes, net, non-current	11,590	—
Prepaid revenue share, expenses and other assets, non-current	35,493	31,310

Total assets	$3,313,351	$10,271,813

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$32,672	$115,575
Accrued compensation and benefits	82,631	198,788
Accrued expenses and other current liabilities	64,111	114,377
Accrued revenue share	122,544	215,771
Deferred revenue	36,508	73,099
Income taxes payable	—	27,774
Current portion of equipment leases	1,902	—

Total current liabilities	340,368	745,384
Deferred revenue, long-term	7,443	10,468
Liability for stock options exercised early, long-term	5,982	2,083
Deferred income taxes, net	—	35,419
Other long-term liabilities	30,502	59,502

Commitments and contingencies

Stockholders’ equity:
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized at December 31, 2004 and December 31, 2005, 266,917, and 293,027 shares issued and outstanding, excluding 7,605, and 3,303 shares subject to repurchase (see Note 10) at December 31, 2004 and December 31, 2005	267	293
Additional paid-in capital	2,582,352	7,477,792
Deferred stock-based compensation	(249,470)	(119,015)
Accumulated other comprehensive income	5,436	4,019
Retained earnings	590,471	2,055,868

Total stockholders’ equity	2,929,056	9,418,957

Total liabilities and stockholders’ equity	$3,313,351	$10,271,813

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2004	2005
Revenues	$1,465,934	$3,189,223	$6,138,560
Costs and expenses:
Cost of revenues	625,854	1,457,653	2,571,509
Research and development	91,228	225,632	483,978
Sales and marketing	120,328	246,300	439,741
General and administrative	56,699	139,700	335,345
Stock-based compensation (1)	229,361	278,746	200,709
Contribution to Google Foundation	—	—	90,000
Non-recurring portion of settlement of disputes with Yahoo	—	201,000	—

Total costs and expenses	1,123,470	2,549,031	4,121,282

Income from operations	342,464	640,192	2,017,278
Interest income and other, net	4,190	10,042	124,399

Income before income taxes	346,654	650,234	2,141,677
Provision for income taxes	241,006	251,115	676,280

Net income	$105,648	$399,119	$1,465,397

Net income per share:
Basic	$0.77	$2.07	$5.31

Diluted	$0.41	$1.46	$5.02

Number of shares used in per share calculations:
Basic	137,697	193,176	275,844

Diluted	256,638	272,781	291,874

(1)	Stock-based compensation is allocated as follows (see Note 1):

	Year Ended December 31,
	2003	2004	2005
Cost of revenues	$8,557	$11,314	$5,579
Research and development	138,377	169,532	115,532
Sales and marketing	44,607	49,449	28,411
General and administrative	37,820	48,451	51,187

	$229,361	$278,746	$200,709

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK WARRANT AND STOCKHOLDERS’ EQUITY

(in thousands)

	Redeemable Convertible Preferred Stock Warrant		Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital Amount	Notes Receivable from Officer/ Stockholders	Deferred Stock Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at December 31, 2002	—	$13,871	70,432	$44,346	145,346	$145	$83,410	($4,300)	($35,401)	$49	$85,704	$173,953
Issuance of common stock in connection with acquisitions	—	—	—	—	2,546	3	84,289	—	(10,752)	—	—	73,540
Issuance of convertible preferred stock	—	—	1,230	—	—	—	—	—	—	—	—	—
Stock-based award activity	—	—	—	—	12,974	13	557,520	—	(323,515)	—	—	234,018
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments	—	—	—	—	—	—	—	—	—	(51)	—	(51)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	1,662	—	1,662
Net income	—	—	—	—	—	—	—	—	—	—	105,648	105,648

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	107,259

Balance at December 31, 2003	—	13,871	71,662	44,346	160,866	161	725,219	(4,300)	(369,668)	1,660	191,352	588,770
Issuance of common stock in connection with initial public offering, Yahoo settlement and acquisitions, net	—	—	—	—	17,029	18	1,414,651	—	(1,538)	—	—	1,413,131
Stock-based award activity	—	—	—	—	9,788	9	362,634	—	121,736	—	—	484,379
Issuance of preferred stock upon exercise of warrant	—	(13,871)	7572	35581	—	—	—	—	—	—	—	35,581
Conversion of convertible preferred shares to common shares	—	—	(79,234)	(79,927)	79,234	79	79,848	—	—	—	—	—
Payment of stockholder’s note receivable	—	—	—	—	—	—	—	4,300	—	—	—	4,300
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments, net of tax effect of $2,612	—	—	—	—	—	—	—	—	—	(3,796)	—	(3,796)
Foreign currency translation adjustment, net of tax effect of $1,128	—	—	—	—	—	—	—	—	—	7,572	—	7,572
Net income	—	—	—	—	—	—	—	—	—	—	399,119	399,119

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	402,895

Balance at December 31, 2004	—	—	—	—	266,917	267	2,582,352	—	(249,470)	5,436	590,471	2,929,056
Issuance of common stock in connection with follow-on public offering and acquisitions, net	—	—	—	—	14,869	15	4,316,022	—	(2,036)	—	—	4,314,001
Stock-based award activity	—	—	—	—	11,241	11	579,418	—	132,491	—	—	711,920
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments, net of tax effect of $11,404	—	—	—	—	—	—	—	—	—	16,580	—	16,580
Foreign currency translation adjustment, net of tax effect of $1,372	—	—	—	—	—	—	—	—	—	(17,997)	—	(17,997)
Net income	—	—	—	—	—	—	—	—	—	—	1,465,397	1,465,397

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,463,980

Balance at December 31, 2005	—	$—	—	$—	293,027	$293	$7,477,792	$—	$(119,015)	$4,019	$2,055,868	$9,418,957

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2003	2004	2005
Operating activities
Net income	$105,648	$399,119	$1,465,397
Adjustments:
Depreciation and amortization of property and equipment	43,851	128,523	256,812
Amortization of intangibles and warrants	11,198	19,950	37,000
In-process research and development	11,618	11,343	22,040
Stock-based compensation	229,361	278,746	200,709
Tax benefits from stock-based award activity	—	191,570	433,724
Non-recurring portion of settlement of disputes with Yahoo	—	201,000	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(90,385)	(156,928)	(372,290)
Income taxes, net	(6,319)	(125,227)	87,400
Prepaid revenue share, expenses and other assets	(58,913)	(99,779)	(51,663)
Accounts payable	36,699	(13,516)	80,631
Accrued expenses and other liabilities	31,104	86,374	166,764
Accrued revenue share	74,603	33,872	93,347
Deferred revenue	6,980	21,997	39,551

Net cash provided by operating activities	395,445	977,044	2,459,422

Investing activities
Purchases of property and equipment	(176,801)	(318,995)	(838,217)
Purchase of marketable securities	(316,599)	(4,134,576)	(12,675,880)
Maturities and sales of marketable securities	219,404	2,611,078	10,257,214
Acquisitions, net of cash acquired and purchases of intangible and other assets	(39,958)	(58,863)	(101,310)

Net cash used in investing activities	(313,954)	(1,901,356)	(3,358,193)

Financing activities
Proceeds from exercise of stock options, net	15,476	12,001	85,026
Proceeds from exercise of warrants	—	21,944	—
Net proceeds from public offerings	—	1,161,080	4,287,229
Payment of note receivable from office/stockholder	—	4,300	—
Payments of principal on capital leases and equipment loans	(7,386)	(4,707)	(1,425)

Net cash provided by financing activities	8,090	1,194,618	4,370,830

Effect of exchange rate changes on cash and cash equivalents	1,662	7,572	(21,758)

Net increase in cash and cash equivalents	91,243	277,878	3,450,301
Cash and cash equivalents at beginning of year	57,752	148,995	426,873

Cash and cash equivalents at end of year	$148,995	$426,873	$3,877,174

Supplemental disclosures of cash flow information
Cash paid for interest	$1,739	$709	$216

Cash paid for taxes	$247,422	$183,776	$153,628

Acquisition related activities:
Issuance of equity in connection with acquisitions, net of deferred stock-based compensation	$73,540	$25,714	$22,407

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Google Inc. and Summary of Significant Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were reincorporated in the State of Delaware in August 2003. We provide highly targeted advertising and global Internet search solutions as well as intranet solutions via an enterprise search appliance.

Basis of Consolidation

The consolidated financial statements include the accounts of Google and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that effect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable allowance, fair values of marketable securities, fair values of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock and income taxes, among others. In addition, we used estimates to value common stock prior to our initial public offering for the purpose of determining stock-based compensation (see below). We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Prior to our initial public offering, we typically granted stock options at exercise prices equal to the values of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting for stock-based compensation, management applied hindsight within each year or quarter to arrive at reassessed values for the shares underlying these options and those issued under other transactions that were higher than the values determined by the board. These reassessed values were determined based on a number of factors, including input from advisors, our historical and forecasted operating results and cash flows, and comparisons to publicly-held companies. The reassessed values were used to determine the amount of stock-based compensation recognized related to stock and stock option grants to employees and non-employees, the amount of expense related to stock warrants issued to third-parties and the purchase prices of our acquisitions.

Revenue Recognition

The following table presents our revenues:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Advertising revenues:
Google web sites	$792,063	$1,589,032	$3,377,060
Google Network web sites	628,600	1,554,256	2,687,942

Total advertising revenues	1,420,663	3,143,288	6,065,002
Licensing and other revenues	45,271	45,935	73,558

Revenues	$1,465,934	$3,189,223	$6,138,560

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Google AdSense is the program through which we distribute our advertisers’ ads for display on the web sites of our Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results or on the content pages of our Google Network members’ web sites and, for those advertisers who use our cost-per impression pricing, the fees charged advertisers each time an ad is displayed on our members’ sites. These revenues, along with those related to the fees charged advertisers for ads published in the magazines of our Google Network members, is reported on a gross basis primarily because we are the primary obligor to our advertisers.

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

We also generate fees from the sale and license of our Search Appliance, which includes hardware, software and 12 to 24 months of post-contract support. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended. For transactions in which the elements are not sold separately, sufficient vendor-specific objective evidence of fair value does not exist for the allocation of revenue. As a result, commencing with the delivery of the hardware and software, the fee for the entire arrangement is recognized ratably over the term of the post-contract support arrangement.

Deferred revenue is recorded when payments are received in advance of our performance in the underlying agreement on the accompanying consolidated balance sheets.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to Google Network members, as well as to partners who direct search queries to our web site. These amounts are primarily based on revenue share arrangements under which we pay our Google Network members and other partners a portion of the fees we receive from our advertisers. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to a Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site or the actual revenue share amounts, whichever is greater. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements. Traffic acquisition costs were $526.5 million, $1,228.7 million and $2,114.9 million in 2003, 2004 and 2005.

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

Stock-based Compensation

Deferred stock-based compensation is recorded for certain stock awards issued to employees, and is amortized to expense over the related vesting periods. In addition, stock-based compensation is recorded directly to expense for certain other stock awards issued to employees and non-employees and is recognized over the related vesting periods.

As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-based Compensation (“SFAS 123”), we account for employee stock-based compensation in accordance with Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations. Under APB 25, deferred stock-based compensation for options granted to employees is equal to its intrinsic value, determined as the difference between the exercise prices and the values of the underlying stock on the dates of grant.

Prior to the initial public offering, we typically granted stock options at exercise prices equal to or less than the values of the underlying stock as determined by our board of directors on the dates of option grant. For purposes of financial accounting, we applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options and recorded deferred stock-based compensation equal to the difference between these reassessed values and the exercise prices. After the initial public offering, we have primarily granted options at exercise prices equal to the fair market value of the underlying stock on the dates of option grant. We have recorded deferred stock-based compensation for these options equal to any difference between the exercise prices and the fair market values of the underlying stock on the dates of grant.

Deferred stock-based compensation for restricted shares and restricted stock units (“RSUs”) under our Founders’ Award and other programs is equal to the fair value of the underlying stock on the date of grant. These restricted shares have been issued to employees in connection with an acquisition of a business and vest

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primarily over a fifteen month period from the date of the acquisition. RSUs under our Founders’ Award program are issued to individuals on teams that have made extraordinary contributions to Google. These RSUs vest on a ratable basis over the sixteen quarters from date of grant. RSUs issued under certain other programs vest on a ratable basis over periods of up to five years. We issued 84,772 and 142,989 restricted shares and RSUs under our Founders’ Awards and certain other program in 2004 and 2005, net of cancellations. At December 31, 2005, there were 192,238 of these restricted shares and RSUs outstanding. Shares will be issued on the dates of vest net of the statutory withholding requirements to be paid for by us on behalf of our employees. As a result, the actual number of shares issued will be less than the aforementioned number of RSUs outstanding.

In connection with restricted shares, RSUs under our Founders’ Award and certain other programs and stock options with intrinsic values granted to employees, we recorded deferred stock-based compensation of $153.8 million and $40.0 million for the years ended December 31, 2004 and 2005.

Net amortization of deferred stock-based compensation totaled $213.5 million, $263.7 million and $143.0 million in 2003, 2004, and 2005. Deferred stock-based compensation is being amortized using the accelerated vesting method, in accordance with SFAS 123, EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in connection with Selling, Goods or Services (“EITF 96-18”), and Financial Accounting Standards Board Interpretation No. 28 (“FIN 28”), over the vesting period of each respective restricted share, RSU and stock option, primarily over four or five years.

Under a program begun in 2005, RSUs issued to new employees vest from zero to 37.5 percent of the number granted at the end of each of the four years from date of hire based on the employee’s performance. We expect that substantially all employees will vest 25 percent of the number granted at the end of each year. We account for stock-based compensation related to these RSUs under the variable method in accordance with the provisions of FIN 28. Under this method, we record no deferred stock-based compensation but measure and record stock-based compensation based on the fair value of the underlying shares at the end of each quarter within the vesting periods. We recognized $27.7 million of stock-based compensation related to these RSUs in 2005. At December 31, 2005, there were 696,611 of these RSUs outstanding. Shares will be issued on the dates of vest net of the statutory withholding requirements to be paid for by us on behalf of our employees. As a result, the actual number of shares issued will be less than the aforementioned number of RSUs outstanding.

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18. Under SFAS 123 and EITF 96-18, we use the Black-Scholes-Merton method to measure the fair values of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

We recorded stock-based compensation expense for the fair values of stock options earned by non-employees of $15.8 million, $15.0 million and $30.0 million in 2003, 2004 and 2005. At December 31, 2005, there were 202,090 unvested options held by non-employees with a weighted-average exercise price of $3.59 and a weighted-average 25 months remaining vesting period. These options primarily vest on a monthly and ratable basis. No options or other stock awards that vest over time were granted to non-employees in the year ended December 31, 2005.

Pro forma information regarding net income has been determined as if we had accounted for our employee stock options under the method prescribed by SFAS 123. The resulting effect on pro forma net income disclosed may not be representative of the effects on net income in future years. See also the discussion under “Effect of Recent Accounting Pronouncements” below.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Had compensation cost for options granted under the option plans (see Note 10) been determined based on the fair value method prescribed by SFAS 123, our net income and net income per share would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$105,648	$399,119	$1,465,397
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	213,545	171,380	117,924
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(215,946)	(186,138)	(220,525)

Net income, pro forma	$103,247	$384,361	$1,362,796

Net income per share:
As reported—basic	$0.77	$2.07	$5.31
Pro forma—basic	$0.75	$1.99	$4.94
As reported—diluted	$0.41	$1.46	$5.02
Pro forma—diluted	$0.40	$1.41	$4.67

For purposes of the above pro forma calculation, the value of each option granted through December 31, 2005 was estimated on the date of grant using the Black-Scholes-Merton pricing model with the following weighted-average assumptions:

	Year Ended December 31,
	2003	2004	2005
Risk-free interest rate	2.11%	2.77%	3.86%
Expected volatility	75%	69%	36%
Expected life (in years)	3.0	3.0	3.1
Dividend yield	—	—	—

The weighted-average fair value of an option granted in 2003, 2004 and 2005, was $29.12, $63.27 and $78.58, using the Black-Scholes-Merton pricing model.

Stock Options Exercised Early

Options granted under plans other than the 2004 Stock Plan may be exercised prior to vesting. Upon the exercise of an option prior to vesting, the exercising optionee is required to enter into a restricted stock purchase agreement with us, which provides that we have a right to repurchase the shares purchased upon exercise of the option at the original exercise price; provided, however, that its right to repurchase these shares will lapse in accordance with the vesting schedule included in the optionee’s option agreement. In accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44, stock options granted or modified after March 21, 2002, which are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are only reclassified into equity on a ratable basis as the award vests. We have applied this guidance and recorded a liability on the consolidated balance sheets relating to 7,605,222 and 3,303,067 of options granted subsequent to March 21, 2002 that were exercised and are unvested at December 31, 2004 and 2005. Furthermore, these shares are not presented as outstanding on the accompanying consolidated statements of redeemable convertible preferred

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock warrant and stockholders’ equity and consolidated balance sheets. Instead, these shares are disclosed as outstanding options in Note 10 to these financial statements.

Net Income per Share

We compute net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, restricted stock units, unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options, restricted shares, restricted stock units and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Year Ended December 31,
	2003	2004	2005
Basic and diluted net income per share:
Numerator:
Net income	$105,648	$399,119	$1,465,397

Denominator:
Weighted average common shares outstanding	168,093	210,877	282,622
Less: Weighted average unvested common shares subject to repurchase or cancellation	(30,396)	(17,701)	(6,778)

Denominator for basic calculation	137,697	193,176	275,844
Effect of dilutive securities
Add:
Weighted average convertible preferred shares	71,128	47,584	—
Weighted average stock options and warrants, restricted shares, restricted stock units and unvested common shares subject to repurchase or cancellation	47,813	32,021	16,030

Denominator for diluted calculation	256,638	272,781	291,874

Net income per share, basic	$0.77	$2.07	$5.31

Net income per share, diluted	$0.41	$1.46	$5.02

Certain Risks and Concentrations

Our revenues are principally derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

primarily of money market funds and highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies held with four financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. In 2004 and 2005, we generated approximately 66% and 61% of our revenues from customers based in the U.S. with the majority of customers outside of the U.S. located in Europe and Japan. Many of our Network members are in the Internet industry. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended, but generally no collateral is required. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.

Advertising and other revenues generated from America Online, Inc. (“AOL”) accounted for 16%, 12% and 9% of revenues, primarily through our AdSense program, in 2003, 2004 and 2005. See Note 14, “Subsequent Events” below for further discussion regarding our relationship with AOL. No advertiser or other Google Network member generated greater than 10% of revenues in these periods.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities.

Cash and Cash Equivalents and Marketable Securities

We invest our excess cash in money market funds and in highly liquid debt instruments of U.S. municipalities, corporations and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable debt and equity securities have been classified and accounted for as available for sale. We may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. As these debt and equity securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, equity securities, as well as debt securities with maturities beyond 12 months (such as our auction rate securities) are classified as current assets in the accompanying consolidated balance sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

Non-Marketable Equity Securities

We have accounted for non-marketable equity security investments at historical cost because we do not have significant influence over the investees. These investments, are recorded in the accompanying consolidated balance sheets as a component of prepaid revenue share, expenses and other assets, non-current. They are subject to a periodic impairment review. To the extent any impairment is considered other-than-

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net. We found no such impairment to our non-marketable equity securities during any of the years presented.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectibility issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also maintain a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Buildings are depreciated over periods up to 25 years. Equipment under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Construction in process is primarily related to the building of production equipment servers and leasehold improvements. Depreciation for these assets commences once they are placed in service.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

We review property and equipment and certain identifiable intangibles, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and certain identifiable intangibles are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no adjustments to our long-lived assets in any of the years presented.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The tests were based on our single operating segment and reporting unit structure. We found no impairment in any of the years presented.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We are currently amortizing our acquired intangible assets with definite lives over periods ranging from one to five years. No events or changes in circumstances have occurred that would require an impairment test for these assets in any of the years presented.

Income Taxes

We recognize income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are deferred and recorded in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $1.7 million, $7.6 million of net translation gains and $18.0 million of net translation losses in 2003, 2004 and 2005. Net gains and losses resulting from foreign exchange transactions are recorded as interest income and other, net. We recognized $2.1 million of net gains, $6.7 million of net losses and $6.2 million of net gains resulting from foreign exchange transactions in 2003, 2004 and 2005. These gains and losses are net of those realized on forward foreign exchange contracts.

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes. No foreign currency hedge transactions were entered into prior to 2004.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments accounted for as hedges as either assets or liabilities on the balance sheet at fair value. The forward exchange contracts we have entered into have not been accounted for as hedges and, therefore, changes in the fair values of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2005. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with foreign currencies was $477.0 million at December 31, 2005. There were no other forward foreign exchange contracts outstanding at December 31, 2005.

Promotional and Advertising Expenses

We expense promotional and advertising costs in the period in which they are incurred. For the years ended December 31, 2003, 2004 and 2005 promotional and advertising expenses totaled approximately $20.9 million, $37.7 million and $104.3 million.

Effect of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123 (revised 2004) (“SFAS 123R”), Share-Based Payment, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. SFAS 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. In April 2005, the Securities and Exchange Commission amended the compliance dates for SFAS 123R. In accordance with this amendment, we have adopted the requirements of SFAS 123R beginning January 1, 2006.

If we had adopted the provisions of SFAS 123 at the beginning of 2004, net income would have been reduced by approximately $14.8 million and $102.6 million in 2004 and 2005. The additional stock-based

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

compensation, net of income taxes, that would have been recognized under SFAS 123 in 2004 (and to a lesser extent, in 2005) is a function of the generally insignificant differences between the intrinsic values of stock options granted prior to the initial public offering and the related fair values on the dates of grant determined using the Black-Scholes-Merton (BSM) method. After the initial public offering, we have primarily granted stock options with no intrinsic value and expect to continue to do so in the foreseeable future. As the fair values of these options on the dates of grant are and will be significantly greater than the related intrinsic values, we will recognize significantly greater stock-based compensation after the adoption of SFAS 123R than we would have recognized if we had continued to apply APB 25, and significantly greater than the aforementioned additional stock-based compensation amounts, net of income taxes. The stock-based compensation we will recognize after the adoption of SFAS 123R will also be affected by the number and type of stock-based awards granted in the future and the assumptions used under the BSM method for determining the fair values of options.

The provision for income taxes includes a reduction for disqualifying dispositions on incentive stock options using the portfolio rather than the individual award method. The portfolio method was used because it was more practicable to do so. SFAS 123R requires the use of the individual award method, which we will use to account for any disqualifying dispositions related to any incentive stock options granted after December 31, 2005. If we had used the individual award method, our net income would have been reduced further than the aforementioned $102.6 million in 2005 had we adopted the provisions of SFAS 123.

We will adopt the provisions of SFAS 123R using the modified-prospective-transition method. Under this method, we will recognize stock-based compensation over the related service periods for any stock-awards issued after December 31, 2005, as well as for all stock awards issued prior to January 1, 2006 for which the requisite service has not been provided as of the date we adopt the requirements of SFAS 123R. Stock-based compensation will be measured based on the fair values of all stock awards on the dates of grant.

We will continue to recognize stock-based compensation after the date of adoption of SFAS 123R using the accelerated method for all stock awards issued prior to January 1, 2006, other than RSUs issued to new employees that vest based on the employee’s performance for which we will use the straight-line method. We have elected to recognize stock-based compensation after the date of adoption of SFAS 123R using the straight-line method for all stock awards issued after January 1, 2006, which will result in the recognition of less stock-based compensation over at least the next several years compared to that which would have been recognized had we continued to use the accelerated method.

As noted above, prior to the adoption of SFAS 123R, we accounted for RSUs issued to new employees that vest based on the employee’s performance under the variable method, under which stock-based compensation is measured based on the fair value of the underlying shares at the end of each quarter within the vesting periods. As noted above, upon adoption of SFAS 123R stock-based compensation will be measured based on the fair values of the underlying shares on the dates of grant for all such outstanding RSUs. As a result, to the extent the fair value of the underlying shares is greater at the vesting dates compared to the dates of grant, then we would recognize less stock-based compensation in periods after the adoption of SFAS 123R then we would have had we continued to use the variable method.

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation on our balance sheet.

For stock awards outstanding at December 31, 2005, we expect stock-based compensation to be approximately $342.4 million in 2006, $183.9 million in 2007, $105.3 million in 2008, $44.4 million in 2009

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

and $0.7 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to December 31, 2005 and stock awards that have been or may be granted to non-employees. Stock-based compensation related to these awards will be different from our expectations to the extent forfeiture rates are different from what we have anticipated.

Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005 and presented as tax benefits from stock-based award activity on the accompanying consolidated statements of cash flows. This requirement will likely significantly reduce and increase the amounts we record as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow will remain unchanged from what would have been reported under prior accounting rules.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107. In accordance with this Bulletin, effective January 1, 2006 we will no longer present stock-based compensation separately on our statements of income. Instead we will present stock-based compensation in the same lines as cash compensation paid to the same individuals.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of Accounting Principles Board Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS 154”). SFAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, voluntary changes in accounting principles were generally required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. SFAS 154 requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the statement does not change the transition provisions of any existing accounting pronouncements. We do not believe that the adoption of SFAS 154 on January 1, 2006 will have a material effect on our financial position, cash flows or results of operations.

In November 2005, the FASB issued FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 amend SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, SFAS No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, as well as APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This guidance nullifies certain requirements of EITF 03-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. FSP Nos. FAS 115-1 and FAS 124-1 include guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. FSP Nos. FAS 115-1 and FAS 124-1 also require an other-than-temporary impaired debt securities to be written down to its impaired value, which becomes the new cost basis. FSP Nos. FAS 115-1 and FAS 124-1 are effective for fiscal years beginning after December 15, 2005. We do not believe that adoption of FSP Nos. FAS 115-1 and FAS 124-1 on January 1, 2006 will have a material effect on our financial position, cash flows or results of operations.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31,
	2004	2005
Cash and cash equivalents:
Cash	$394,460	$1,588,515
Cash equivalents:
Municipal securities	2,951	—
U.S. government notes and agencies	18,997	2,281,858
Money market mutual funds	10,465	6,801

Total cash and cash equivalents	426,873	3,877,174

Marketable securities:
Municipal securities	1,616,684	1,203,209
U.S. government notes and agencies	5,163	2,906,698
U.S. corporate securities	83,577	—
Equity security	—	47,166

Total marketable securities	1,705,424	4,157,073

Total cash, cash equivalents and marketable securities	$2,132,297	$8,034,247

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	December 31, 2004
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$1,622,883	$118	$(6,317)	$1,616,684
U.S. government notes and agencies	5,211	—	(48)	5,163
U.S. corporate securities	83,741	—	(164)	83,577

Total marketable securities	$1,711,835	$118	$(6,529)	$1,705,424

	December 31, 2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$1,219,078	$28	$(15,897)	$1,203,209
U.S. government notes and agencies	2,911,410	418	(5,130)	2,906,698
Equity security	5,000	42,166	—	47,166

Total marketable securities	$4,135,488	$42,612	$(21,027)	$4,157,073

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2004 and 2005. We found no other-than-temporary impairments to our marketable securities during 2004 and 2005. We have not experienced any significant realized gains or losses on our investments in the periods presented.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the estimated fair value of our investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31,
	2004	2005
Due within 1 year	$340,771	$970,073
Due within 1 year through 5 years	853,604	2,967,148
Due within 5 years through 10 years	65,017	59,122
Due after 10 years	446,032	160,730

Total marketable securities	$1,705,424	$4,157,073

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2004 and 2005, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	2004
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes and agencies	$5,163	$(48)	$—	$—	$5,163	$(48)
Municipal securities	1,192,096	(6,176)	18,116	(141)	1,210,212	(6,317)
U.S. corporate securities	25,877	(164)	—	—	25,877	(164)

Total	$1,223,136	$(6,388)	$18,116	$(141)	$1,241,252	$(6,529)

	2005
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes and agencies	$2,099,408	$(5,130)	$—	$—	$2,099,408	$(5,130)
Municipal securities	607,990	(7,705)	513,425	(8,192)	1,121,415	(15,897)

Total	$2,707,398	$(12,835)	$513,425	$(8,192)	$3,220,823	$(21,027)

Note 3.	Interest Income and Other, Net

The components of interest income and other, net were as follows:

	Year Ended December 31,
	2003	2004	2005
	(in thousands)
Interest income	$2,663	$15,996	$121,038
Interest expense	(1,931)	(862)	(776)
Other	3,458	(5,092)	4,137

Interest income and other, net	$4,190	$10,042	$124,399

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Acquisitions

During the year ended December 31, 2005, we acquired all of the voting interests of nine companies and substantially all of the assets of six other companies. Ten of these transactions were accounted for as business combinations. Because the remaining five transactions were with companies considered to be development stage enterprises, they were accounted for as asset purchases in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price for these business combinations and asset purchases was $130.5 million and consisted of cash payments of $83.1 million and the issuance of 11,354 fully vested shares of our Class A common stock valued at $2.0 million on the dates of the acquisitions. In addition, the total purchase price includes $24.6 million of cash and 89,265 shares of our Class A common stock valued at $20.4 million on the dates of the acquisitions, payable and issuable upon, or restricted until, the attainment of certain performance milestones. We determined that this consideration was part of the purchase price in accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. As these specific performance milestones were determined to be attainable beyond a reasonable doubt as of the dates of the acquisitions, the related consideration was recorded as part of the purchase price as of those dates. In addition, we purchased a patent for $400,000 in cash. The total purchase price of the above transactions was allocated as follows (in thousands):

Goodwill	$72,082
Patents and developed technology	39,940
Customer contracts and other	8,750
Net assets acquired	4,390
Deferred tax liabilities	(16,667)
Purchased-in-process research and development	22,040

Total	$130,535

Purchased in process research and development of $22.0 million in 2005 was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. This amount is included in research and development expenses on the accompanying consolidated income statement and $1.2 million of it is deductible for tax purposes.

Goodwill includes but is not limited to the synergistic value and potential competitive benefits that we can realize from the acquisitions, any future products that may arise from the related technology, as well as the skilled and specialized workforce acquired related to the transactions accounted for as business combinations. Approximately $9.4 million of the amount recorded as goodwill in 2005 is deductible for tax purposes.

The developed technology, customer contracts and other intangible assets acquired during 2005 have a weighted-average useful life of 3.1 years from the date of acquisition. The amortization of these intangibles is not deductible for tax purposes.

Subject to the satisfaction of certain terms and conditions described in various purchase agreements, we will be obligated to make cash payments of up to $66.4 million contingent upon the attainment of certain performance milestones in the future. We determined that this consideration was part of the purchase price in accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. As these specific performance milestones were not determined to be attainable beyond a reasonable doubt as of the dates of the acquisitions, the related consideration will only be recorded as part of the purchase price if and when the milestones are met. Most of this additional purchase price is ultimately expected to be recognized as research and development expense.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition, subject to the satisfaction of certain terms and conditions described in various purchase agreements, we will be obligated to make additional cash payments of up to $3.4 million, as well as issue up to 9,845 fully vested shares of our Class A common stock valued at $2.0 million contingent upon certain former employees of acquired companies continued employment with us and in some cases their attainment of certain performance milestones in the future. We determined that this consideration was not part of the purchase price in accordance with EITF Issue No. 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination. As a result, it will be recognized as post-acquisition compensation expense pursuant to the terms and conditions set forth in the related agreements.

Pro forma information has not been provided because acquisitions in 2005 were not considered material.

Note 5.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the two years ended December 31, 2005, are as follows (in thousands):

Balance as of December 31, 2003	$87,442

Goodwill acquired during year	35,376
Balance as of December 31, 2004	122,818
Goodwill acquired during year	72,082

Balance as of December 31, 2005	$194,900

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2004
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$80,473	$17,995	$62,478
Customer contracts and other	17,355	8,764	8,591

Total	$97,828	$26,759	$71,069

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$120,413	$46,272	$74,141
Customer contracts and other	26,145	17,503	8,642

Total	$146,558	$63,775	$82,783

Patents and developed technology and customer contracts and other have weighted-average useful lives from the date of purchase of 3.2 and 2.2 years.

Amortization expense of acquisition-related intangible assets for the years ended December 31, 2003, 2004 and 2005 was $6.3 million, $19.9 million and $37.0 million.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Estimated amortization expense for acquisition-related intangible assets on our December 31, 2005 consolidated balance sheet for each of the next five years is as follows (in thousands):

2006	$36,245
2007	28,763
2008	15,659
2009	1,282
2010	834

$82,783

Note 6.	Settlement of Disputes with Yahoo

On August 9, 2004, we entered into a settlement agreement with Yahoo resolving two disputes that had been pending between us. The first dispute concerned a lawsuit filed by Yahoo’s wholly-owned subsidiary, Overture Services, Inc., against us in April 2002 asserting that certain services infringed Overture’s U.S. Patent No. 6,269,361. In our court filings, we denied that we infringed the patent and alleged that the patent was invalid and unenforceable.

The second dispute concerned a warrant held by Yahoo to purchase 3,719,056 shares of our stock in connection with a June 2000 services agreement. Pursuant to a conversion provision in the warrant, we in June 2003 issued 1,229,944 shares to Yahoo. Yahoo contended it was entitled to a greater number of shares, while we contended that we had fully complied with the terms of the warrant.

As part of the settlement, Overture dismissed its patent lawsuit against us and has granted us a fully-paid, perpetual license to the patent that was the subject of the lawsuit and several related patent applications held by Overture. The parties also mutually released any claims against each other concerning the warrant dispute. In connection with the settlement of these two disputes, we issued to Yahoo 2,700,000 shares of Class A common stock. We used the $85.00 per share price of the initial public offering to arrive at total settlement consideration of $229.5 million.

We engaged a third-party valuation consultant to assist management in the allocation of the value of the settlement consideration and the determination of the useful lives of the capitalized assets. The following table provides our allocation of the settlement consideration (in thousands):

Non-recurring portion of settlement of disputes with Yahoo	$201,000
Intangible assets	28,500

Total consideration	$229,500

In the year ended December 31, 2004, we recognized the $201.0 million non-recurring charge related to the settlement of the warrant dispute and other items. The non-cash charge associated with these shares was required because the shares were issued after the warrant was converted. We realized a related income tax benefit of $82.0 million in 2004. We also capitalized $28.5 million related to certain intangible assets obtained in this settlement.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2004	2005
Information technology assets	$504,127	$949,758
Construction in process	49,350	211,088
Land and buildings	—	124,752
Leasehold improvements	17,617	115,108
Furniture and fixtures	11,974	16,719

Total	583,068	1,417,425
Less accumulated depreciation and amortization	204,152	455,676

Property and equipment, net	$378,916	$961,749

Note 8.	Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices and data centers throughout the world with original lease periods expiring between 2006 and 2021. We are committed to pay a portion of the buildings’ operating expenses as determined under the agreements. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis.

During 2003, we entered into a nine year sublease agreement for our headquarters in Mountain View, California. According to the terms of the sublease, we began making payments in April 2005 and payments will increase at three percent per annum thereafter. The lease terminates on December 31, 2012, however, we may exercise two five year renewal options at our discretion. We have an option to purchase the property for approximately $172.4 million, which is exercisable in 2006. At December 31, 2004 and December 31, 2005, we were in compliance with our financial covenants under the lease.

At December 31, 2005, future minimum payments under non-cancelable operating leases, along with sublease income amounts, are as follows over each of the next five years and thereafter (in thousands):

	Operating Leases	Sub-lease Income	Net Operating Leases
2006	$44,482	$5,274	$39,208
2007	62,000	4,889	57,111
2008	65,777	3,436	62,341
2009	65,892	2,274	63,618
2010	63,869	1,455	62,414
Thereafter	386,628	3,000	383,628

Total minimum payments required	$688,648	$20,328	$668,320

Rent expense under operating leases was $9.8 million, $27.1 million and $41.2 million in 2003, 2004, and 2005. Sub-lease income was not material in any year presented.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above minimum payments at December 31, 2005 under non-cancelable operating lease commitments and the above rent expense amounts do not include amounts related to certain non-cancelable service contracts for our data centers. The non-cancelable commitments under these service contracts at December 31, 2005 are included below under purchase obligations.

AdSense Agreements

In connection with AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum revenue share payments to a small number of our Google Network members over the term of the respective contracts. These guaranteed payments can vary based on the Google Network members achieving defined performance terms, such as number of advertisements displayed or search queries. In some cases, certain guaranteed amounts will be adjusted downward if the Google Network members do not meet their performance terms and, in some cases, these amounts will be adjusted upward if they exceed their performance terms. In all of these AdSense agreements, if a Google Network member were unable to perform under the contract, such as being unable to provide search queries, as defined under the terms of that agreement, then we would not be obligated to make any non-cancelable guaranteed minimum revenue share payments to that member.

Purchase Obligations

Additionally, we had $109.7 million of other non-cancelable contractual obligations and $71.0 million of open purchase orders for which we had not received the related services or goods at December 31, 2005. We have the right to cancel these open purchase orders upon 10 days notice prior to the date of delivery. The majority of these purchase obligations are related to data center operations. These non-cancelable contractual obligations and open purchase orders amounts do not include payments we may be obligated to make based upon vendors achieving certain milestones. Future minimum payments under non-cancelable contractual obligations are as follows: $37.1 million in less than 12 months, $71.8 million in 13–48 months and $0.8 million in 49–60 months.

Letters of Credit

At December 31, 2005 and associated with several leased facilities, we had unused letters of credit for $14.6 million. At December 31, 2005, we were in compliance with our financial covenants under the letters of credit.

Indemnifications

In the normal course of business to facilitate transactions of our services and products, we indemnify certain parties, including advertisers, Google Network members and lessors, with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by us under these agreements have not had a material impact on our operating results, financial position, or cash flows.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Certain entities have also filed copyright claims against us, alleging that features of certain of our products, including Google Web Search, Google News, Google Image Search, and Google Book Search, infringe their rights. Adverse results in these lawsuits may include awards of damages and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business.

From time to time, we have been and may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), labor and employment claims, breach of contract claims, and other matters.

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors.

Note 9.	Google Foundation

The Google Foundation (the “Foundation”), a private foundation, was formed in the third quarter of 2004. The Foundation’s mission is to fund and support philanthropic programs focused on poverty and the environment. In the fourth quarter of 2005, we funded the Foundation with a non-recourse, non-refundable cash donation of $90.0 million.

The Board of Directors of the Foundation currently consists of three members, two of whom are directors and all of whom are employees of Google. We have also recently selected an executive director of the Foundation who we expect will soon join the Foundation board and will also be an employee of Google.

Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as office space.

Note 10.	Stockholders’ Equity

Public Offerings

In August 2004, we issued 14,142,135 shares of Class A common stock upon the closing of our initial public offering for proceeds of $1.161 billion, net of related costs of $41.0 million. In September 2005, we issued 14,759,265 shares of Class A common stock upon the closing of our follow-on public offering for proceeds of $4.287 billion, net of related costs of $66.8 million.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class A and Class B Common Stock

Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 31, 2005, there were 6,000,000,000 and 3,000,000,000 shares authorized and 203,335,233 and 92,995,411 shares legally outstanding of Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.

At December 31, 2004 and December 31, 2005 there were 30,269,249 and 24,221,509 shares of common stock reserved for future issuance, as presented in the following table:

	December 31, 2004	December 31, 2005
Outstanding options to purchase common stock	18,000,279	15,286,579
Options to purchase, and shares of, common stock available for grant and issuance	4,663,748	5,631,863
Unvested shares related to options granted and exercised subsequent to March 21, 2002 to purchase common stock	7,605,222	3,303,067

Total common stock reserved for future issuance	30,269,249	24,221,509

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2) and the 2003 Stock Plan (No. 3), the 2004 Stock Plan and plans assumed through acquisitions which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options must generally be priced to be at least 85% of the Class A common stock’s fair market value at the date of grant (100% in the case of incentive stock options). Options are generally granted for a term of ten years. Options granted under the Stock Plans primarily vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with us on the date of vest. Options granted under plans other than the 2004 Stock Plan may be exercised prior to vesting. There were 3,642,242 shares of common stock outstanding and subject to repurchase related to the Stock Plans at December 31, 2005. Of this total, 339,175 and 3,303,067 shares are related to options granted through and after March 21, 2002; the latter amount is presented as reserved for future issuance in the table above in accordance with EITF 00-23. We have also issued restricted stock units (“RSUs”) and restricted shares under our Stock Plans. An RSU award is an agreement to issue shares of our stock at the time of vest. The weighted-average grant date fair value of the shares underlying all RSUs and restricted shares granted in 2004 and 2005 was $150.89 and $297.58. See further discussion of RSUs and restricted shares under Note 1 above.

In April and May 2005, our Board of Directors and stockholders approved an additional seven million shares of Class A common stock for issuance under our 2004 Stock Plan.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity under our Stock Plans:

	Options Outstanding
	Shares Available for Grant	Number of Shares	Weighted- Average Exercise Price
Balance at December 31, 2002	8,805,684	22,924,476	$0.29
Additional options authorized	16,034,880	—	—
Options granted	(19,846,158)	19,846,158	$2.65
Options exercised	—	(13,145,075)	$0.54
Options canceled	274,955	(274,955)	$1.50
Options repurchased	170,794	—	$0.29

Balance at December 31, 2003	5,440,155	29,350,604	$2.47
Additional options authorized	6,531,143	—	—
Options granted	(4,775,058)	4,775,058	$85.95
Options exercised	—	(8,033,820)	$1.67
Options canceled	1,750	(486,341)	$4.30
Options expired	(2,422,510)	—	—

Balance at December 31, 2004	4,775,480	25,605,501	$24.41
Additional options authorized	7,000,000	—	—
Options granted	(5,335,542)	5,335,542	$266.70
Options exercised	—	(11,511,586)	$11.79
Options canceled	167,582	(839,811)	$49.30

Balance at December 31, 2005	6,607,520	18,589,646	$113.51

The number of options outstanding at December 31, 2004 and 2005 includes 7,605,222 and 3,303,067 of options granted and exercised subsequent to March 21, 2002 that are unvested at December 31, 2004 and 2005, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices in the table above do not consider these unvested shares. Also, the number of shares available for grant does not include 111,732 and 975,657 of total RSUs and certain other restricted shares, net of cancellations, in 2004 and 2005. After consideration of these RSUs and restricted shares, 4,663,748 and 5,631,863 shares were available for future grant at December 31, 2004 and 2005.

The following table summarizes additional information regarding outstanding and exercisable options at December 31, 2005:

	Options Outstanding					Options Exercisable
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.01–$85.00	12,026,676	3,303,067	8,723,609	7.4	$13.89	8,447,401	$13.59
$117.84–$198.41	2,803,994	—	2,803,994	9.0	$176.24	199,451	$164.01
$205.96–$298.91	1,888,667	—	1,888,667	9.5	$272.62	—	—
$300.97–$398.15	1,704,329	—	1,704,329	9.7	$314.21	1,630	$318.68
$404.22–$426.69	165,980	—	165,980	9.9	$418.47	—	—

$0.01–$426.69	18,589,646	3,303,067	15,286,579	8.2	$113.51	8,648,482	$17.12

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	401(k) Plan

We have a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401 (k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 60% of their eligible compensation, subject to certain limitations. We match employee contributions up to $2,200 per year. Employee and our contributions are fully vested when contributed. We contributed approximately $1.7 million, $4.4 million and $8.4 million during 2003, 2004 and 2005, respectively.

Note 12.	Income Taxes

Income before income taxes included income (loss) from foreign operations of approximately $(6.5) million, $(42.3) million and $590.8 million for 2003, 2004 and 2005.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2003	2004	2005
Current:
Federal	$187,686	$215,503	$506,322
State	52,336	68,004	141,101
Foreign	965	1,581	7,694

Total	240,987	285,088	655,117
Deferred:
Federal	712	(18,310)	14,273
State	(693)	(15,663)	6,890

Total	19	(33,973)	21,163

Provision for income taxes	$241,006	$251,115	$676,280

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2003	2004	2005
Expected provision at federal statutory rate, 35%	$121,329	$227,582	$749,588
State taxes, net of federal benefit	33,568	34,022	96,194
Stock based compensation expense	79,764	18,703	25,058
Disqualifying dispositions of incentive stock options	—	(36,221)	(46,092)
Foreign rate differential	3,249	16,370	(134,185)
In process research and development	4,066	3,970	7,714
Federal research credit utilization	(2,433)	(6,317)	(12,287)
Tax exempt interest	(750)	(4,755)	(20,177)
Other permanent differences	2,213	(2,239)	10,467

Provision for income taxes	$241,006	$251,115	$676,280

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2004	2005
Deferred tax assets:
Deferred compensation	$68,242	$—
State taxes	6,090	—
Deferred revenue	2,046	2,904
Accruals and reserves not currently deductible	15,574	33,072
Tax credits	—	11,047
Charitable contribution carryforwards	—	16,471
Other	48	58

Total deferred tax assets	92,000	63,552
Deferred tax liabilities:
Depreciation	(46,076)	(15,014)
Identified intangibles	(9,885)	(20,286)
Unrealized gains/(losses) on investments and other	793	(10,786)
Other	(5,779)	(3,544)

Total deferred tax liabilities	(60,947)	(49,630)

Net deferred tax assets	$31,053	$13,922

The American Jobs Creation Act of 2004 (the Act), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during either 2004 or 2005. We did not elect this provision in 2004 nor in 2005. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Act must be satisfied as well.

No provision has been made for federal income taxes on $533.7 million of gross cumulative unremitted earnings through December 31, 2005 of our foreign subsidiaries since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, then we would be subject to U.S. income taxes of approximately $208.9 million (subject to an adjustment for foreign tax credits).

As of December 31, 2005, we had $18.4 million of California research and development tax credit carryforwards which does not expire. In addition, we had $37.5 million and $36.1 million of federal and state charitable contribution carryforwards which if not utilized, will expire in 2011.

Note 13.	Information about Geographic Areas

Our chief operating decision-makers (i.e., chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and plans for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by geography are based on the billing address of the advertiser. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2003	2004	2005
Revenues:
United States	$1,038,409	$2,119,043	$3,756,886
United Kingdom	141,508	402,802	878,110
Rest of the world	286,017	667,378	1,503,564

Total revenues	$1,465,934	$3,189,223	$6,138,560

	As of December 31,
	2003	2004	2005
Long-lived assets:
United States	$267,348	$552,857	$1,080,236
International	43,876	67,029	190,506

Total long-lived assets	$311,224	$619,886	$1,270,742

Note 14.	Subsequent Events

Acquisition of dMarc Broadcasting, Inc.

On February 17, 2006, we completed our acquisition of all of the outstanding equity interests in dMarc Broadcasting, Inc., a privately held company, for total up-front cash consideration of $102.0 million. In addition, we are obligated to make additional cash payments of up to $1.136 billion if certain product integration, net revenue and advertising inventory targets are met through December 31, 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Substantially all of the payments will be accounted for as part of the purchase price for the transaction.

Investment in America Online, Inc.

On December 20, 2005, we entered into a letter agreement (“Letter Agreement”) with Time Warner Inc. and America Online, Inc. (“AOL”) pursuant to which we agreed to purchase a five percent equity interest in a wholly owned subsidiary of Time Warner that will own all of the outstanding equity interests in AOL for $1.0 billion in cash, subject to certain conditions, including entering into definitive agreements with respect to certain commercial arrangements described in the Letter Agreement. We have substantially completed negotiations with respect to definitive agreements governing this $1.0 billion investment in AOL and currently expect that the investment will close in the second quarter of 2006.

Our investment in this non-marketable equity security will be accounted for at historical cost. In addition, this investment will be subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, this investment would be written down to its fair value and the loss would be recorded in “interest income and other, net.”

Beginning on July 1, 2008, we will have certain rights to require a registration of these shares for sale in a public offering. If we exercise this right, Time Warner, the parent of AOL, will have the right to purchase our interests for cash or shares of Time Warner stock based on an appraised fair market value of our equity interest in AOL in lieu of conducting a public offering. In addition, in the event of a sale of all or substantially all of the assets of AOL, Time Warner would cause the distribution to us of our pro rata portion of such sale.

At the time we entered into the Letter Agreement, we also agreed to enter into certain arms-length commercial arrangements with AOL pursuant to the Letter Agreement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that we are required to apply our judgment in evaluating the benefits of possible controls and procedures relative to our costs.

Based on that evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure, and (ii) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management reviewed the results of their assessment with our Audit Committee. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV, Item 15 of this Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item concerning our directors, compliance with Section 16 of the Securities and Exchange Act of 1934 and our code of ethics that applies to our principal executive officer, principal financial officer and principal accounting officer is incorporated by reference to the information set forth in the sections entitled “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance” and “Election of Directors—Corporate Governance Matters—Code of Conduct” in our Proxy Statement for our 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the fiscal year ended December 31, 2005 (the “2006 Proxy Statement”).

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Election of Directors—Director Compensation” and “Executive Compensation” in the 2006 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to the information set forth in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2006 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference to the information set forth in the section entitled “Certain Transactions” in the 2006 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to the information set forth in the section entitled “Ratification of Appointment of Independent Registered Public Accounting Firm—Accounting Fees” in the 2006 Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended December 31, 2003	$2,297	$6,106	$(3,733)	$4,670
Year ended December 31, 2004	$4,670	$5,387	$(6,095)	$3,962
Year ended December 31, 2005	$3,962	$18,264	$(7,374)	$14,852

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues.

3. Exhibits. See Item 15(b) below.

(b) Exhibits. We have filed, or incorporated into the Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 16, 2006.

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

Signature	Title	Date

/s/ ERIC E. SCHMIDT Eric E. Schmidt	Chairman of the Executive Committee and Chief Executive Officer (Principal Executive Officer)	March 16, 2006

/s/ GEORGE REYES George Reyes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2006

/s/ SERGEY BRIN Sergey Brin	President of Technology, Assistant Secretary and Director	March 16, 2006

/s/ LARRY PAGE Larry Page	President of Products, Assistant Secretary and Director	March 16, 2006

/s/ L. JOHN DOERR L. John Doerr	Director	March 16, 2006

/s/ MICHAEL MORITZ Michael Moritz	Director	March 16, 2006

/s/ K. RAM SHRIRAM K. Ram Shriram	Director	March 16, 2006

/s/ JOHN L. HENNESSY John L. Hennessy	Director	March 16, 2006

Signature	Title	Date

/s/ ARTHUR D. LEVINSON Arthur D. Levinson	Director	March 16, 2006

/s/ PAUL S. OTELLINI Paul S. Otellini	Director	March 16, 2006

/s/ SHIRLEY TILGHMAN Shirley Tilghman	Director	March 16, 2006

/s/ ANN MATHER Ann Mather	Director	March 16, 2006

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

3.01		Third Amended and Restated Certificate of Incorporation of Registrant as filed August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

3.02		Amended and Restated Bylaws of Registrant, effective as of August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

4.01		Investor Rights Agreement dated May 31, 2002	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

4.01.1		Amendment to Investor Rights Agreement dated August 17, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.02		Specimen Class A Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.03		Specimen Class B Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 12, 2004

10.02	©	1998 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.03		1999 Stock Option/Stock Issuance Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.04	©	2000 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.05		2003 Stock Plan, as amended, and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.06		2003 Stock Plan (No. 2) and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.07		2003 Stock Plan (No. 3) and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.08		Intentionally skipped

10.08.1	©	2004 Stock Plan—Stock Option Agreement	Annual Report on Form 10-K	March 30, 2005

10.08.2	©	2004 Stock Plan—Restricted Stock Unit Agreement	Annual Report on Form 10-K	March 30, 2005

10.09		Google Technology Sublease Agreement dated July 9, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.09.1		Amendment No. 1 to Sublease dated November 18, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.09.2		Amendment No. 2 to Sublease dated December 17, 2003 by and between Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.09.3		Landlord-Subtenant Agreement dated July 9, 2003 by and among WXIII/Amphitheatre Realty, L.L.C., Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.09.4		Second Amendment to Commercial Lease dated July 9, 2003 by and among WXIII/Amphitheatre Realty, L.L.C., Silicon Graphics, Inc. and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.09.5		Amendment to Commercial Lease dated April 19, 2001 by and among the Goldman Sachs Group, Inc., Silicon Graphics, Inc. and Silicon Graphics Real Estate, Inc.	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.09.6		Lease between the Goldman Sachs Group, Inc. and Silicon Graphics, Inc. dated December 29, 2000	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.09.7		Nondisturbance and Attornment Agreement between Registrant and WXIII/Amphitheatre Realty, L.L.C.	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.10	†	Amended and Restated License Agreement dated October 13, 2003 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 16, 2004

10.10.1		License Agreement dated July 2, 2001 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

10.11		Employment Agreement dated March 14, 2001 by and between Eric Schmidt and Google Inc.	Registration Statement on Form S-1, as amended (File No. 333-114984)	August 9, 2004

10.12		2003 Equity Incentive Plan and form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 26, 2004

10.13		Lifescape Solutions, Inc. 2001 Stock Plan and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-119282)	September 24, 2004

10.14		Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004

10.15		Keyhole, Inc. 2000 Equity Incentive Plan and form of stock option agreement	Registration Statement on Form S-8 (File No. 333-120099)	October 29, 2004

10.16	©	2005 Senior Executive Bonus Plan	Current Report on Form 8-K	February 18, 2005

10.17	©	Google Inc. 2004 Stock Plan, as amended.	Current Report on Form 8-K	May 16, 2005

10.18	©	Letter agreement between the Company and Shirley Tilghman dated August 16, 2005.	Current Report on Form 8-K	October 6, 2006

10.19	©	Letter agreement between the Company and Ann Mather dated November 8, 2005.	Current Report on Form 8-K	November 29, 2005

10.20	*	Amended and Restated Limited Liability Company Agreement of AOL Holdings LLC

10.21	*	Contribution Agreement among Time Warner Inc., Google Inc. and America Online, Inc.

10.22	*	Google Registration Rights Agreement among Time Warner Inc., AOL Holdings LLC and Google Inc.

21.01	*	List of subsidiaries of Registrant

23.01	*	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been granted for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.