Form 10-Q
period 2006-03-31
Google Inc.
filed 2006-05-10
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Large accelerated filer  ☒        Accelerated filer  ☐        Non-acclerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

At April 30, 2006, the number of shares outstanding of Google’s Class A common stock was 214,947,093 shares and the number of shares outstanding of Google’s Class B common stock was 88,138,358 shares.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2005	As of March 31, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,877,174	$2,935,179
Marketable securities	4,157,073	5,493,849
Accounts receivable, net of allowance of $14,852 and $15,604	687,976	844,378
Deferred income taxes, net	49,341	26,317
Prepaid revenue share, expenses and other assets	229,507	256,234

Total current assets	9,001,071	9,555,957
Property and equipment, net	961,749	1,209,681
Goodwill	194,900	318,806
Intangible assets, net	82,783	160,573
Prepaid revenue share, expenses and other assets, non-current	31,310	49,853

Total assets	$10,271,813	$11,294,870

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,575	$145,911
Accrued compensation and benefits	198,788	118,395
Accrued expenses and other current liabilities	114,377	156,784
Accrued revenue share	215,771	267,202
Deferred revenue	73,099	80,172
Income taxes payable	27,774	211,560

Total current liabilities	745,384	980,024
Deferred revenue, long-term	10,468	17,123
Liability for stock options exercised early, long-term	2,083	1,368
Deferred income taxes, net	35,419	—
Other long-term liabilities	59,502	53,087
Stockholders’ equity:
Common stock, $0.001 par value: 9,000,000 shares authorized and 293,027 and 295,063 shares issued and outstanding, excluding 3,303 and 2,390 shares subject to repurchase at December 31, 2005 and March 31, 2006	293	295
Additional paid-in capital	7,477,792	7,605,177
Deferred stock-based compensation	(119,015)	—
Accumulated other comprehensive income (loss)	4,019	(10,363)
Retained earnings	2,055,868	2,648,159

Total stockholders’ equity	9,418,957	10,243,268

Total liabilities and stockholders’ equity	$10,271,813	$11,294,870

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2005	2006
	(unaudited)
Revenues	$1,256,516	$2,253,755
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $1,573 and $2,283)(1)	546,781	904,119
Research and development (including stock-based compensation expense of $29,299 and $73,086) (1)	108,711	246,599
Sales and marketing (including stock-based compensation expense of $6,536 and $15,929) (1)	89,488	190,943
General and administrative (including stock-based compensation expense of $11,500 and $23,366) (1)	68,766	169,395

Total costs and expenses	813,746	1,511,056

Income from operations	442,770	742,699
Interest income and other, net	13,686	67,919

Income before income taxes	456,456	810,618
Provision for income taxes	87,263	218,327

Net income	$369,193	$592,291

Net income per share:
Basic	$1.39	$2.02

Diluted	$1.29	$1.95

Number of shares used in per share calculations:
Basic	266,106	293,896

Diluted	286,612	304,123

(1)	Stock-based compensation recognized in the three months ended March 31, 2005, accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, has been reclassified to these expense lines to conform with the presentation in the three months ended March 31, 2006. As discussed in Note 1 of the accompanying notes, stock-based compensation for the three months ended March 31, 2006, is presented in conformity with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2005	2006
	(unaudited)
Operating activities
Net income	$369,193	$592,291
Adjustments:
Depreciation of property and equipment	46,478	95,868
Amortization of intangibles and warrants	9,715	15,290
In-process research and development	—	4,000
Stock-based compensation	48,908	114,664
Excess tax benefits from stock-based award activity	77,377	—
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(60,069)	(155,221)
Income taxes, net	6,044	139,242
Prepaid revenue share, expenses and other assets	(29,571)	(26,525)
Accounts payable	42,694	30,232
Accrued expenses and other liabilities	(17,767)	(39,295)
Accrued revenue share	32,085	51,216
Deferred revenue	4,535	3,042

Net cash provided by operating activities	529,622	824,804

Investing activities
Purchases of property and equipment	(142,391)	(344,938)
Purchases of marketable securities	(1,160,160)	(13,111,471)
Maturities and sales of marketable securities	835,223	11,755,756
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(5,000)	(187,964)

Net cash used in investing activities	(472,328)	(1,888,617)

Financing activities
Proceeds from exercise of stock options, net	4,097	42,611
Excess tax benefits from stock-based award activity	—	77,285
Payments of principal on capital leases and equipment loans	(592)	—

Net cash provided by financing activities	3,505	119,896

Effect of exchange rate changes on cash and cash equivalents	(5,100)	1,922

Net increase (decrease) in cash and cash equivalents	55,699	(941,995)
Cash and cash equivalents at beginning of year	426,873	3,877,174

Cash and cash equivalents at end of period	$482,572	$2,935,179

Supplemental disclosures of cash flow information
Cash paid for interest	$93	$8

Cash paid for income taxes	$396	$1,126

Acquisition related activities:
Issuance of equity in connection with acquisitions, net of deferred stock-based compensation	$2,011	$—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of income for the three months ended March 31, 2005 and 2006, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2006, our results of operations for the three months ended March 31, 2005 and 2006, and our cash flows for the three months ended March 31, 2005 and 2006. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K filed on March 16, 2006.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of marketable securities and investments, fair values of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The following table presents our revenues (in thousands):

	Three Months Ended March 31,
	2005	2006
	(Unaudited)
Advertising revenues:
Google web sites	$656,997	$1,297,317
Google Network web sites	584,115	928,376

Total advertising revenues	1,241,112	2,225,693
Licensing and other revenues	15,404	28,062

Revenues	$1,256,516	$2,253,755

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

In the third quarter of 2005, we launched the Google Publication Ads Program through which we distribute our advertisers’ ads for publication in magazines. We recognize as revenue the fees charged advertisers when ads are published in magazines. Also in the first quarter of 2006, we acquired dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry. dMarc, now one of our wholly-owned subsidiaries, distributes our advertisers’ ads for broadcast by radio stations. We recognize as revenue the fees charged advertisers each time an ad is broadcasted or a listener responds to that ad. We consider the magazines and radio stations that participate in these programs to be members of our Google Network.

Google AdSense is the program through which we distribute our advertisers’ ads for display on the web sites of our Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (EITF 99-19), we recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results or on the content pages of our Google Network members’ web sites and, for those advertisers who use our cost-per impression pricing, the fees charged advertisers each time an ad is displayed on our members’ sites. Finally, we recognize as revenues the fees charged advertisers for ads published in the magazines or broadcasted by the radio stations of our Google Network members. These revenues are reported on a gross basis primarily because we are the primary obligor to our advertisers.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In the first quarter of 2006, we launched Google Video through which we make video owned by others available for download and purchase by end users. We recognize as revenue the fees we receive from end users to the extent we are the primary obligor to them; however, to the extent we are not, we recognize as revenues the fees we receive from end users net of the amounts we pay to our video content providers in accordance with EITF 99-19.

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

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to Google Network members, as well as to partners who direct search queries to our web site. These amounts are primarily based on revenue share arrangements under which we pay our Google Network members and other partners a portion of the fees we receive from our advertisers. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to a Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site or the actual revenue share amounts, whichever is greater. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements. Traffic acquisition costs were $461.8 million and $722.7 million in the three months ended March 31, 2005 and 2006.

In addition, cost of revenues includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted SFAS 123R beginning January 1, 2006.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. Restricted Stock Units (“RSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the dates of vest net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be less than the actual number of RSUs outstanding. Furthermore, in accordance with SFAS 123R, the liability for withholding amounts to be paid by us will be recorded as a reduction to additional paid-in capital when paid.

We have elected the modified prospective transition method as permitted by SFAS 123R and accordingly prior periods have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning January 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant.

We will recognize stock-based compensation using the straight-line method for all stock awards issued after January 1, 2006. For stock awards issued prior to January 1, 2006, we continue to recognize stock-based compensation using the accelerated method, other than RSUs issued to new employees that vest based on the employee’s performance for which we use the straight-line method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation which was netted against additional paid-in capital on January 1, 2006, as reflected in the accompanying Condensed Consolidated Balance Sheet at March 31, 2006.

Also, in accordance with SFAS 123R, beginning in the first quarter of 2006 we have presented the benefits of tax deductions in excess of recognized compensation expense as a cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. This requirement reduces and increases the amounts we record as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow remains unchanged from what would have been reported under prior accounting rules.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). In accordance with this Bulletin, beginning in the first quarter of 2006, we no longer present stock- based compensation separately on our statements of income. Instead we present stock-based compensation in the

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

same lines as cash compensation paid to the same individuals. Stock-based compensation in the first quarter of 2005 has been reclassified to conform to the presentation in the first quarter of 2006.

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18). Under SFAS 123R and EITF 96-18, we use the BSM method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure as if the fair value method had been applied. If this method had been used, our net income and net income per share for the three months ended March 31, 2005 would have been adjusted to the pro forma amounts below (in thousands except per share data):

Three Months Ended March 31, 2005
(unaudited)
Net income, as reported	$369,193
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	29,322
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(46,280)

Net income, pro forma	$352,235

Net income per share:
As reported for prior period—basic	$1.39
Pro forma—basic	$1.32
As reported for prior period—diluted	$1.29
Pro forma—diluted	$1.23

In the three months ended March 31, 2006, we recognized stock-based compensation and related tax benefits of $114.7 million and $27.4 million respectively.

As a result of adopting SFAS 123R, our income before income taxes and net income for the quarter ended March 31, 2006, were $61.4 million and $46.7 million less than if we had continued to account for share-based compensation under APB 25. Furthermore, basic and diluted earnings per share for the quarter ended March 31, 2006 would have been $2.17 and $2.10 if we had not adopted SFAS 123R, compared to reported basic and diluted earnings per share of $2.02 and $1.95.

Net Income per Share

We compute net income per share in accordance with SFAS 128, Earnings per Share. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, restricted shares, restricted stock units and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options, restricted shares and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2006
	(unaudited)
Basic and diluted net income per share:
Numerator:
Net income	$369,193	$592,291

Denominator:
Weighted average common shares outstanding	275,816	296,957
Less: Weighted average unvested common shares subject to repurchase or cancellation	(9,710)	(3,061)

Denominator for basic calculation	266,106	293,896
Effect of dilutive securities:
Add:
Weighted average stock options, restricted shares, restricted stock units and unvested common shares subject to repurchase or cancellation	20,506	10,227

Denominator for diluted calculation	286,612	304,123

Net income per share, basic	$1.39	$2.02

Net income per share, diluted	$1.29	$1.95

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

We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable debt and equity securities have been classified and accounted for as available for sale. We may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. As these debt and equity securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, equity securities, as well as debt securities with maturities beyond 12 months (such as our auction rate securities) are classified as current assets in the accompanying Condensed Consolidated Balance Sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net, in accordance with our policy and FASB Staff Position (FSP) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at March 31, 2006. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with foreign currencies was $477.0 and $629.5 million at December 31, 2005 and March 31, 2006, respectively. There were no other forward foreign exchange contracts outstanding at December 31, 2005 or March 31, 2006.

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2005	As of March 31, 2006
	(unaudited)
Cash and cash equivalents:
Cash	$1,588,515	$2,002,399
Cash equivalents:
U.S. government notes and agencies	2,281,858	915,782
Money market mutual funds	6,801	16,998

Total cash and cash equivalents	3,877,174	2,935,179

Marketable securities:
Municipal securities	1,203,209	700,965
U.S. government notes and agencies	2,906,698	4,750,852
Equity security	47,166	42,032

Total marketable securities	4,157,073	5,493,849

Total cash, cash equivalents and marketable securities	$8,034,247	$8,429,028

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$1,219,078	$28	$(15,897)	$1,203,209
U.S. government notes and agencies	2,911,410	418	(5,130)	2,906,698
Equity security	5,000	42,166	—	47,166

Total marketable securities	$4,135,488	$42,612	$(21,027)	$4,157,073

	As of March 31, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Municipal securities	$712,284	$30	$(11,349)	$700,965
U.S. government notes and agencies	4,773,944	7	(23,099)	4,750,852
Equity security	5,000	37,032	—	42,032

Total marketable securities	$5,491,228	$37,069	$(34,448)	$5,493,849

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2005 and March 31, 2006. We found no other-than-temporary impairments to our marketable securities in the three months ended March 31, 2006 and March 31, 2005. We incurred $7.6 million and $4.6 million of realized losses on our investments in the three months ended March 31, 2006 and March 31, 2005.

The following table summarizes the estimated fair value of our investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2005	As of March 31, 2006
		(Unaudited)
Due within 1 year	$970,073	$1,992,339
Due after 1 year through 5 years	2,967,148	3,390,137
Due after 5 years through 10 years	59,122	18,350
Due after 10 years	160,730	93,023

Total marketable securities	$4,157,073	$5,493,849

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2005 and March 31, 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes and agencies	$2,099,408	$(5,130)	$—	$—	$2,099,408	$(5,130)
Municipal securities	607,990	(7,705)	513,425	(8,192)	1,121,415	(15,897)

Total	$2,707,398	$(12,835)	$513,425	$(8,192)	$3,220,823	$(21,027)

	As of March 31, 2006
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes and agencies	$4,542,391	$(23,099)	$—	$—	$4,542,391	$(23,099)
Municipal securities	224,230	(3,375)	435,030	(7,974)	659,260	(11,349)

Total	$4,766,621	$(26,474)	$435,030	$(7,974)	$5,201,651	$(34,448)

Note 3. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2005	As of March 31, 2006
		(unaudited)
Information technology assets	$949,758	$1,061,797
Construction in process	211,088	349,462
Land and buildings	124,752	165,934
Leasehold improvements	115,108	153,870
Furniture and fixtures	16,719	18,505

Total	1,417,425	1,749,568
Less accumulated depreciation and amortization	455,676	539,887

Property and equipment, net	$961,749	$1,209,681

Note 4. Acquisitions

During the three months ended March 31, 2006, we acquired all of the voting interests of dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry. This transaction was accounted for as a business combination. The total purchase price was $97.6 million which primarily consisted of cash payments of $94.4 million. In addition, we are obligated to make additional cash payments of up to $1.136 billion if certain product integration, net revenue and advertising inventory targets are met through

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Substantially all of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when earned. No contingent payments were earned through March 31, 2006.

During the three months ended March 31, 2006, we also acquired all of the voting interests of four other companies. One of these transactions was accounted for as a business combination. Because the remaining three transactions were with companies considered to be development stage enterprises, they were accounted for as asset purchases in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price of this business combination and these asset purchases was $79.2 million, which primarily consisted of cash payments of $75.7 million. In addition, we are obligated to make additional cash payments of up to $17.9 million if certain performance targets are met through March 2010. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Substantially all of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when earned.

In addition, during the three months ended March 31, 2006, we acquired certain other intangible assets for total cash payments of $15.7 million.

The following table summarizes the allocation of the purchase price for all of the above acquisitions (in thousands):

Goodwill	$123,906
Patents and developed technology	40,387
Customer contracts and other	52,790
Net liabilities assumed	(6,059)
Deferred tax liabilities	(22,527)
Purchased in-process research and development	4,000

Total	$192,497

Goodwill is not deductible for tax purposes. The developed technology, customer contracts and other intangible assets have a weighted-average useful life of 4.0 years from the date of acquisition. The amortization of these intangibles is not deductible for tax purposes.

Purchased in-process research and development of $4.0 million in the three months ended March 31, 2006 was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. This amount is included in research and development expenses on the accompanying Condensed Consolidated Statements of Income and is not deductible for tax purposes.

Note 5. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the quarter ended March 31, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$194,900
Goodwill acquired	123,906

Balance as of March 31, 2006	$318,806

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$120,413	$46,272	$74,141
Customer contracts and other	26,145	17,503	8,642

Total	$146,558	$63,775	$82,783

	As of March 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$155,724	$57,942	$97,782
Customer contracts and other	84,011	21,220	62,791

Total	$239,735	$79,162	$160,573

Patents and developed technology and customer contracts and other have weighted-average useful lives from the date of purchase of 3.4 and 3.3 years.

Amortization expense of acquisition-related intangible assets for the three month ended March 31, 2006 was $15.4 million.

Estimated amortization expense for acquisition-related intangible assets on our March 31, 2006 Condensed Consolidated Balance Sheet for each of the next five years is as follows (in thousands):

2006	$45,945
2007	55,613
2008	37,582
2009	10,599
2010	9,535
Thereafter	1,299

$160,573

Note 6. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended March 31,
	2005	2006
	(unaudited)
Interest income	$11,729	$78,924
Interest expense	(123)	(8)
Other	2,080	(10,997)

Interest income and other, net	$13,686	$67,919

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7. Contingencies

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

Certain entities have also filed intellectual property claims against us, alleging that features of certain of our products, including Google Web Search, Google News, Google Image Search, and Google Book Search, infringe their rights. Adverse results in these lawsuits may include awards of damages and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business.

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

Note 8. Stockholders’ Equity

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan and plans assumed through acquisitions which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options must generally be priced to be at least 85% of our common stock’s fair market value at the date of grant (100% in the case of incentive stock options). Options are generally granted for a term of ten years. Options granted under the Stock Plans generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with us on the date of vest. Options granted under plans other than the 2004 Stock Plan may be exercised prior to vesting. We have also issued restricted stock units (“RSUs”) and restricted shares under our Stock Plans. An RSU award is an agreement to issue shares of our stock at the time of vest. RSUs issued to new employees vest over four years with a yearly cliff contingent upon employment with us on the dates of vest. These RSUs vest from zero to 37.5 percent of the grant amount at the end of each of the four years from date of hire based on the employee’s performance. RSUs under the Founders’ Award programs are issued to individuals on teams that have made extraordinary contributions to Google. These awards vest quarterly over four years contingent upon employment with us on the dates of vest.

We estimated the fair value of each option award on the date of grant using the Black-Scholes-Merton (BSM) valuation model. Our assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy our stock with contractual terms closest to the expected life of

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options granted to our employees applying the guidance provided by SAB 107. In addition, our assumptions about the expected term have been based primarily on that of companies that have option vesting and contractual terms, expected stock volatility and employee demographics and physical locations that are similar to ours. We have used this comparable data because we have limited relevant historical information to support the expected exercise behavior of our employees who have been granted options recently. This relevant historical information is limited because our stock has been publicly traded only since August 2004, and the fair market value of our stock has increased substantially during this time. Accordingly, the exercise behavior of employees who have been granted options recently may be different than that of employees who have exercised their significantly in-the-money options after the initial public offering. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures were estimated based on historical experience.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
	(unaudited)
Risk-free interest rate	3.64%	4.63%
Expected volatility	40%	40%
Expected life (in years)	3.0	3.1
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$59.32	$128.21

The following table summarizes the activity for outstanding stock options for the three months ended March 31, 2006:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price
	(unaudited)
Balance at December 31, 2005	18,589,646	$113.51
Options granted	364,534	$390.94
Options exercised	(2,045,336)	$39.40
Options canceled/forfeited/expired	(93,432)	$50.54

Balance at March 31, 2006	16,815,412	$126.75

The weighted average remaining contractual terms for all outstanding stock options and those exercisable at March 31, 2006 were 8.1 years and 7.0 years. The aggregate intrinsic values for all outstanding stock options and those outstanding and exercisable at March 31, 2006 were $3.8 billion and $2.9 billion, based on our closing stock price of $390.00 at March 31, 2006. Also, the number of options outstanding at March 31, 2006 includes 2,390,254 options granted and exercised subsequent to March 21, 2002 that are unvested at March 31, 2006, in accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (EITF 00-23). However, the computations of the weighted-average exercise prices, weighted average remaining contractual term and aggregate intrinsic value for all stock options outstanding and those exercisable do not consider these unvested shares. The aggregate intrinsic value of all options exercised during the three months ended March 31, 2006 was $388.1 million. The total grant date fair value of stock options vested during the three months ended March 31, 2006 was $77.0 million.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of March 31, 2006, there was $371.7 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized through year 2011. To the extent forfeiture rates are different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units for the three months ended March 31, 2006:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2005	920,057	$324.38
Granted	279,096	$376.57
Vested	(12,889)	$391.88
Forfeited	(5,115)	$320.71

Unvested at March 31, 2006	1,181,149	$347.33

As of March 31, 2006, there was $293.9 million of unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized through year 2010. To the extent forfeiture rates are different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes additional information regarding outstanding and exercisable stock options at March 31, 2006:

	Options Outstanding					Options Exercisable
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.05–$ 85.00	10,111,033	2,390,254	7,720,779	7.2	$14.76	7,486,041	$14.45
$117.84–$198.41	2,597,658	—	2,597,658	8.8	$175.87	422,923	$173.94
$205.96–$298.91	1,881,458	—	1,881,458	9.2	$272.80	7,358	213.50
$300.97-$398.15	1,920,754	—	1,920,754	9.5	$319.51	2,048	$318.03
$401.78–$471.63	304,509	—	304,509	9.7	$428.98	—	—

$ 0.05–$471.63	16,815,412	2,390,254	14,425,158	8.1	$126.75	7,918,370	$23.23

The number of options outstanding at March 31, 2006 includes 2,390,254 of options granted and exercised subsequent to March 21, 2002 that are unvested at March 31, 2006, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices and the weighted average remaining life in the table above do not consider these unvested shares.

Note 9. Information about Geographic Areas

Our chief operating decision-makers (i.e. chief executive officer and his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing addresses of the advertisers. No single foreign country, other than the United Kingdom, accounted for more than ten percent of total revenues in the three months ended March 31, 2005 or 2006. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2005	2006
	(unaudited)
Revenues:
United States	$771,812	$1,317,521
United Kingdom	186,215	342,871
Rest of the world	298,489	593,363

Total revenues	$1,256,516	$2,253,755

	As of December 31, 2005	As of March 31, 2006
		(unaudited)
Long-lived assets:
United States	$1,080,236	$1,527,257
International	190,506	211,656

Total long-lived assets	$1,270,742	$1,738,913

Note 10. Subsequent Events

In April, 2006, we issued 5,300,000 shares of our common stock upon the closing of a follow-on public stock offering for net proceeds of approximately $2.064 billion.

In April 2006, we completed our $1.0 billion cash purchase of a five percent equity interest in a wholly-owned subsidiary of Time Warner, Inc. that owns all of the outstanding interests of America Online, Inc. (AOL). Previously, in March 2006, we entered into certain commercial arrangements with AOL. We believe the terms of those agreements are at fair value.

Our investment in this non-marketable equity security will be accounted for at historical cost. In addition, this investment will be subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, this investment would be written down to its fair value and the loss would be recorded in “interest income and other, net.”

In April 2006, we received a preliminary approval for settlement of the Lane’s Gift class action lawsuit in Arkansas which will require us to pay plaintiffs’ attorneys’ fees and issue total AdWords credits of no more than $60 million. The Adwords credits will be accounted for as a reduction to revenues in the periods they are redeemed. Plaintiffs’ attorneys’ fees were estimated to be $30 million and were expensed in the three months ended March 31, 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses.

•	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business.

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites.

•	that our operating margin may decrease as we invest in our infrastructure.

•	that we will continue to employ a significant number of temporary employees.

•	regarding our future stock-based compensation charges.

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members.

•	that our cost of revenues will increase in 2006 primarily as a result of anticipated increases in traffic acquisition and data center costs.

•	that research and development, sales and marketing and general and administrative expenses will increase in the future.

•	regarding our expansion into international markets.

•	regarding our spending on property and equipment, including costs related to information technology infrastructure and land and buildings.

•	regarding our income tax rates, tax liabilities and the expected higher proportion of our earnings we expect our Irish subsidiary to recognize.

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations.

•	regarding our expected further contributions to, and investments in, philanthropic endeavors.

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. The following discussion should be read in conjunction with our Annual Report on Form 10-K filed March 16, 2006, and the consolidated financial statements and notes thereto. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search, launched in the first quarter of 2002, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ web sites or, for those advertisers who choose our cost-per-impression pricing, as their ads are displayed. To date, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites. Some of our Google Network members separately license our web search technology and pay related licensing fees to us. Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. Agreements with our larger members are individually negotiated. The standard agreements have no stated term and are terminable at will. The negotiated agreements vary in duration. Both the standard agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member a portion of the advertiser fees generated by users clicking on ads on the Google Network member’s web site or, for advertisers who choose our cost-per-impression pricing, as the ads are displayed on the Google Network member’s web site. The standard agreements have uniform revenue share terms. The non-standard agreements vary as to revenue share terms and are heavily negotiated.

In the third quarter of 2005, we launched the Google Publication Ads Program through which we distribute our advertisers’ ads for publication in magazines. We recognize as revenue the fees charged advertisers when their ads are published in magazines. Also, in the first quarter of 2006, we acquired dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry. dMarc, now one of our wholly owned subsidiaries, distributes our advertisers’ ads for broadcast by radio stations. We recognize as revenue the fees charged advertisers each time an ad is broadcasted or a listener responds to that ad. We consider the magazines and radio stations that participate in these programs to be members of our Google Network.

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity and quality of our search results.

•	The number and type of searches initiated at our web sites.

•	The number and type of searches initiated at, as well as the number of visits to and the content of, our Google Network members’ web sites.

•	The advertisers’ return on investment (ad cost per sale or cost per conversion) from advertising campaigns on our web sites or our Google Network members’ web sites or other media compared to other forms of advertising.

•	The number of advertisers and the breadth of items advertised.

•	The total and per click or per impression advertising spending budgets of each advertiser.

•	The monetization of (or generation of revenue from) traffic on our web sites and our Google Network members’ web sites.

We believe that the monetization of traffic on our web sites and our Google Network members’ web sites is affected by the following factors:

•	The relevance and quality of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The number and prominence of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The rate at which our users and users of our Google Network members’ web sites click on advertisements.

•	Our minimum fee per click.

Advertising revenues made up no less than 98% of our revenues in the three months ended March 31, 2005 and 2006. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services. In addition, in the first quarter of 2006 we launched Google Video through which we make video content owned by others available for download and purchase by end users. We recognize as revenue the fees we receive from end users to the extent we are the primary obligor to them; however, to the extent we are not the primary obligor, we recognize as revenues the fees we receive from the end users net of the amounts we pay to our video content providers.

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

Both seasonal fluctuations in Internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates. Prior to the second quarter of 2004, these seasonal trends may have been masked by the substantial quarter over quarter growth of Internet traffic focused on commercial transactions and ultimately by the substantial quarter over quarter growth in our revenues.

From the inception of the Google Network in 2002 through the first quarter of 2004, the growth in advertising revenues from our Google Network members’ web sites exceeded that from our web sites, which had a negative impact on our operating margins. The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than revenue generated from ads placed on our web sites because most of the advertiser fees from ads served on Google Network member web sites are shared with our Google Network members. However, beginning in the second quarter of 2004, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. This trend has had a positive impact on our operating margins and we expect that this will continue for the foreseeable future although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

Our operating margin may decrease as we invest in building the necessary employee and systems infrastructures required to manage our anticipated growth. We have experienced and expect to continue to experience substantial growth in our operations as we invest significantly in our research and development programs, expand our user, advertiser and Google Network member bases and increase our presence in international markets, as well as promote the distribution of our Google toolbar and other products in order to make our services easier to access. This growth has required us to continually hire new personnel and make substantial investments in property and equipment. Our full-time employee headcount has almost doubled over the last twelve months, growing from 3,482 at March 31, 2005 to 6,790 at March 31, 2006. Also, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $142.4 million in the three months ended March 31, 2005 to $344.9 million in the three months ended March 31, 2006. We expect the annual growth rate of our investments in property and equipment for 2006, including information and technology infrastructure and land and buildings, to be substantially greater than our annual revenue growth rate for 2006. Our capital spending between periods may fluctuate significantly depending on the availability and price of suitable property and equipment. Management of our growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively. Finally, investments in our business are generally made with a focus on our long-term operations. Accordingly, there may be little or no linkage between our spending and our revenues in any particular quarter.

Our international revenues have grown as a percentage of our total revenues to 42% in the three months ended March 31, 2006 from 38% in the three months ended December 31, 2005 and from 39% in the three months ended March 31, 2005. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products, in these international markets. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2006 or thereafter.

We currently anticipate that our effective tax rate will be approximately 30% in 2006 compared to 31.6% in 2005, primarily because we expect that our Irish subsidiary will recognize proportionately more of our earnings in 2006 compared to 2005, and such earnings are taxed at a lower statutory tax rate than in the U.S. However, if future earnings recognized by our Irish subsidiary are not as proportionately great as we expect, our effective tax rate will be higher than we currently expect.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended
	March 31, 2005	December 31, 2005	March 31, 2006
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues(1)	43.5	40.5	40.1
Research and development(1)	8.7	9.9	10.9
Sales and marketing(1)	7.1	8.5	8.5
General and administrative(1)	5.5	6.7	7.5
Contribution to Google Foundation	—	4.7	—

Total costs and expenses	64.8	70.3	67.0

Income from operations	35.2	29.7	33.0
Interest income and other, net	1.1	3.6	3.0

Income before income taxes	36.3	33.3	36.0
Provision for income taxes	6.9	13.9	9.7

Net income	29.4%	19.4%	26.3%

(1)	Stock-based compensation recognized in the three months ended March 31, 2005, accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, has been reclassified to these expense lines to conform with the presentation in the three months ended March 31, 2006. As discussed in Note 1 of the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, stock-based compensation for the three months ended March 31, 2006, is presented in conformity with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in thousands, unaudited):

	Three Months Ended
	March 31, 2005	December 31, 2005	March 31, 2006
Advertising revenues:
Google web sites	$656,997	$1,098,213	$1,297,317
Google Network web sites	584,115	798,573	928,376

Total advertising revenues	1,241,112	1,896,786	2,225,693
Licensing and other revenues	15,404	22,307	28,062

Revenues	$1,256,516	$1,919,093	$2,253,755

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended
	March 31, 2005	December 31, 2005	March 31, 2006
Advertising revenues:
Google web sites	52%	57%	58%
Google Network web sites	47	42	41

Total advertising revenues	99	99	99
Google web sites as % of advertising revenues	53	58	58
Google Network web sites as % of advertising revenues	47	42	42
Licensing and other revenues	1%	1%	1%

Growth in our revenues in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and the three months ended December 31, 2005 resulted primarily from growth in advertising revenues. The advertising revenue growth resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees realized. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic both on our web sites and those of our Google Network members, an increase in the number of Google Network members, certain improvements in the monetization of increased traffic on our web sites and our Google Network member sites and the continued global expansion of our advertising base.

The sequential quarterly revenue growth rate decreased from 21.6% from the three months ended September 30, 2005 to the three months ended December 31, 2005, to 17.4% from the three months ended December 31, 2005 to the three months ended March 31, 2006. In addition, the sequential quarterly revenue growth rate from our web sites decreased from 24.1% from the three months ended September 30, 2005 to the three months ended December 31, 2005, to 18.1% from the three months ended December 31, 2005 to the three months ended March 31, 2006, and the sequential quarterly revenue growth rate from our Google Network members’ web sites decreased from 18.3% from the three months ended September 30, 2005 to the three months ended December 31, 2005, to 16.3% from the three months ended December 31, 2005 to the three months ended March 31, 2006. These decreases in the rates of sequential quarterly growth are primarily the result of our higher revenue levels and seasonal slowdowns in Internet usage and commercial queries.

Revenues realized through the Google Publication Ads Program, our radio advertising efforts and Google Video were not material in any of the periods presented.

Licensing and other revenues increased by $5.8 million or 25.8% from the three months ended December 31, 2005 to the three months ended March 31, 2006 primarily as a result of increased sales of our Search Appliances.

We believe that the increase in the number of paid clicks and ads displayed through our programs is the result of the relevance and quality of both the search results and advertisements displayed, which results in more searches, advertisers, and Google Network members and other partners. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

In April 2006, we received a preliminary approval for settlement of the Lane’s Gift class action lawsuit in Arkansas which will require us to pay plaintiffs’ attorneys’ fees and issue total AdWords credits of no more than $60 million. The AdWords credits will be accounted for as a reduction to revenues in the periods they are redeemed. See further discussion below of the settlement of the Lane’s Gift class action lawsuit under General and Administrative.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Three Months Ended
	March 31, 2005	December 31, 2005	March 31, 2006
	(unaudited)
United States	61%	62%	58%
United Kingdom	15%	14%	15%
Rest of the world	24%	24%	27%

The growth in international revenues in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 and the three months ended December 31, 2005 resulted largely from increased acceptance of our advertising programs and increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets. Furthermore, the growth in international revenues from the three months ended December 31, 2005 to the three months ended March 31, 2006 also results from seasonally stronger traffic and monetization in certain countries compared to the U.S.

In addition, the strength of the U.S. dollar relative to other foreign currencies (primarily the Euro and the Japanese Yen) in the three months ended March 31, 2006 compared to the three months ended March 31, 2005 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $65.0 million or 0.3% higher. The impact on international revenues due to the strength of the dollar relative to other foreign currencies in the three months ended March 31, 2006 compared to the three months ended December 31, 2005 was not material.

While international revenues in each of the periods presented accounted for far less than half of our total revenues, more than half of our user traffic during these periods came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2006 or thereafter. See Note 9 of Notes to Condensed Consolidated Financial Statements included as part of this Form 10-Q for additional information about geographic areas.

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

	Three Months Ended
	March 31, 2005	December 31, 2005	March 31, 2006
	(unaudited)
Traffic acquisition costs	$461.8	$628.9	$722.7
Traffic acquisition costs as a percentage of advertising revenues	37.2%	33.2%	32.5%

In addition, other cost of revenues includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions.

Cost of revenues increased by $127.1 million to $904.1 million (or 40.1% of revenues) in the three months ended March 31, 2006, from $777.0 million (or 40.5% of revenues) in the three months ended December 31, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs and additional credit card and other transaction fees. There was an increase in traffic acquisition costs of $93.8 million primarily as a result of more advertiser fees generated through our AdSense program and an increase in data center costs of $15.8 million primarily as a result of the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $7.0 million resulting from more advertiser fees being generated through AdWords. The decrease in cost of revenues as a percentage of revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Traffic acquisition costs as a percentage of advertising revenues decreased from 33.2% in the three months ended December 31, 2005 to 32.5% in the three months ended March 31, 2006. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, and an increase in the proportion of our AdSense revenues coming from agreements with more favorable revenue share arrangements.

Cost of revenues increased by $357.3 million to $904.1 million (or 40.1% of revenues) in the three months ended March 31, 2006, from $546.8 million (or 43.5% of revenues) in the three months ended March 31, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs and additional credit card and other transaction fees. There was an increase in traffic acquisition costs of $260.9 million primarily resulting from more advertiser fees generated through our AdSense program, and an increase in data center costs of $61.0 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $14.7 million resulting from more advertiser fees being generated through AdWords. The decrease in cost of revenues as a percentage of revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Traffic acquisition costs as a percentage of advertising revenues decreased from 37.2% in the three months ended March 31, 2005 to 32.5% in the three months ended March 31, 2006. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, and an increase in the proportion of our AdSense revenues coming from agreements with more favorable revenue share arrangements.

We expect cost of revenues to continue to increase in dollars in 2006 compared to 2005, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees and other costs. However, traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and development expenses increased by $56.7 million to $246.6 million (or 10.9% of revenues) in the three months ended March 31, 2006, from $189.9 million (or 9.9% of revenues) in the three months ended December 31, 2005, primarily due to an increase in stock-based compensation expense of $40.3 million (see detailed discussion below). Labor and facilities related costs increased $8.1 million as a result of 21% and 38% increases in research and development headcount from December 31, 2005 and September 30, 2005 to March 31, 2006. This $8.1 million increase would have been greater if not for the disproportionately large increase to our annual bonus accrual recorded in the three months ended December 31, 2005 as a result of our better than expected 2005 financial performance. In addition, there was an increase of $5.9 million in the amortization of developed technology resulting from acquisitions in current and prior periods.

Research and development expenses increased by $137.9 million to $246.6 million (or 10.9% of revenues) in the three months ended March 31, 2006, from $108.7 million (or 8.7% of revenues) in the three months ended March 31, 2005, primarily due to an increase in labor and facilities related costs of $69.2 million as a result of a 123% increase in research and development headcount from March 31, 2005 to March 31, 2006, and an increase in stock-based compensation cost of $43.8 million (see detailed discussion below). In addition, there was an increase in depreciation and related expenses of $11.1 million primarily as a result of additional information technology assets purchased over the fifteen-month period ended March 31, 2006, and an increase of $7.5 million in amortization of developed technology acquired in current and prior years.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2006 and future periods compared to 2005 because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services, and because we expect greater stock-based compensation expenses primarily because of our adoption of SFAS 123R on January 1, 2006 (see detailed discussion below).

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures.

Sales and marketing expenses increased $28.3 million to $190.9 million (or 8.5% of revenues) in the three months ended March 31, 2006, from $162.6 million (or 8.5% of revenues) in the three months ended December 31, 2005. This increase in dollars was primarily due to $12.0 million in expenses associated with our annual sales conference held in the first quarter of 2006, as well as an increase in stock based compensation of $8.1 million (see detailed discussion below) and in labor and facilities related costs of $7.4 million mostly as a result of a 18% and 33% increase in sales and marketing headcount from December 31, 2005 and September 30, 2005 to March 31, 2006. However, this $7.4 million increase would have been greater if not for the disproportionately large increase to our annual bonus accrual recorded in the three months ended December 31, 2005 as a result of our better than expected 2005 financial performance.

Sales and marketing expenses increased $101.4 million to $190.9 million (or 8.5% of revenues) in the three months ended March 31, 2006, from $89.5 million (or 7.1% of revenues) in the three months ended March 31, 2005. This increase was primarily due to an increase in labor and facilities related costs of $40.5 million mostly as a result of a 69% increase in sales and marketing headcount from March 31, 2005 to March 31, 2006, an increase in promotional and advertising expenses of $34.9 million, a majority of which were related to Google Toolbar and other product distribution costs, an increase of $9.4 million in stock-based compensation (see detailed discussion below) and an increase in expenses associated with our annual sales conference held in the first quarter of each year of approximately $8.0 million.

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2006 and future periods compared to 2005 as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to increase promotional and advertising expenditures, primarily through increases in expenditures related to certain toolbar and other product distributions, and to hire additional personnel to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel to support our worldwide expansion. We also expect greater stock-based compensation expenses primarily because of our adoption of SFAS 123R on January 1, 2006 (see detailed discussion below).

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

General and administrative expenses increased $39.5 million to $169.4 million (or 7.5% of revenues) in the three months ended March 31, 2006, from $129.9 million (or 6.7% of revenues) in the three months ended December 31, 2005. This increase was primarily due to the recognition of $30.0 million in estimated plaintiffs’ attorneys’ expenses related to the preliminary settlement of the Lane’s Gift class action lawsuit. Furthermore, there was an increase in labor and facilities related costs of $3.4 million primarily as a result of 18% and 37% increase in headcount from December 31, 2005 and September 30, 2005 to March 31, 2006. However, this $3.4 million increase would have been greater if not for the disproportionately large increase to our annual bonus accrual recorded in the three months ended December 31, 2005 as a result of our better than expected 2005 financial performance. Also, stock based compensation expense increased $7.5 million (see detailed discussion below). In addition, depreciation and related expenses increased $5.5 million primarily as a result of additional information technology assets purchased over the six month period ended March 31, 2006. The additional personnel and depreciation and related expenses are the result of the growth of our business. These increases were partially offset by a decrease in bad debt expense of $7.0 million primarily related to collections of previously reserved receivables.

General and administrative expenses increased $100.6 million to $169.4 million (or 7.5% of revenues) in the three months ended March 31, 2006, from $68.8 million (or 5.5% of revenues) in the three months ended March 31, 2005. This increase was primarily due to the recognition of $30.0 million in estimated plaintiffs’ attorneys’ expenses related to the preliminary settlement of the Lane’s Gift class action lawsuit. Furthermore, there was an increase in labor and facilities related costs of $29.3 million, primarily as a result of a 94% increase in headcount from March 31, 2005 to March 31, 2006, an increase in professional services fees of $17.4 million, and an increase in stock based compensation of $11.9 million (see detailed discussion below). In addition, depreciation and related cost increased $9.7 million primarily as a result of additional information technology assets purchased over the fifteen month period ended March 31, 2006. The additional personnel, professional services and depreciation and related expenses are the result of the growth of our business.

As we expand our business and incur additional expenses associated with being a public company, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2006 and future periods compared to 2005. We also expect greater stock-based compensation expenses primarily because of our adoption of SFAS 123R on January 1, 2006 (see detailed discussion below).

Contribution to Google Foundation. In the three months ended December 31, 2005, we made a non-recourse, non-refundable $90.0 million contribution to the Google Foundation, a nonprofit related party of Google. As a result, this contribution was recorded as an expense in the period made. We do not expect to make further donations to the Google Foundation for the foreseeable future.

Stock-Based Compensation.

The following is a discussion of the accounting for our stock awards through the end of 2005 under the accounting rules then in effect:

We accounted for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). Under APB 25, deferred stock-based compensation for options granted to employees is equal to its intrinsic value, determined as the difference between the exercise prices and the values of the underlying stock on the dates of grant.

Prior to our initial public offering we typically granted stock options at exercise prices equal to or less than the value of the underlying stock as determined by our board of directors on the date of option grant. For purposes of financial accounting, we applied hindsight within each year or quarter prior to our initial public offering to arrive at reassessed values for the shares underlying these options. We recognized the difference between the exercise prices and the reassessed values as stock-based compensation over the vesting periods on an accelerated basis.

After the initial public offering, we have generally granted options at exercise prices equal to the fair market value of the underlying stock on the dates of option grant. As a result, only an immaterial amount of stock-based compensation was recognized over the vesting periods on an accelerated basis.

In the fourth quarter of 2004, we began granting restricted stock units (“RSUs”) to certain employees under our Founders’ Award and other programs. Under these programs, the fair values of the underlying stock on the dates of grant are recognized as stock-based compensation over the four year vesting periods on an accelerated basis. In the second quarter of 2005, we began granting RSUs to all newly hired employees. These RSUs vest from zero to 37.5 percent of the grant amount at the end of each of the four years from date of hire based on the employee’s performance. We recognized compensation expense for these RSUs under the variable method based on the fair market value of the underlying shares at the end of each quarter within the vesting periods.

On January 1, 2006, we adopted SFAS 123R using the modified-prospective method. Under this method, we recognize stock-based compensation over the related service periods for any stock-awards issued after

December 31, 2005, as well as for all stock awards issued prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 because these awards are unvested. Stock-based compensation is measured based on the fair values of all stock awards on the dates of grant.

We have elected to use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair value of stock-based awards under SFAS 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation.

We continue to recognize stock-based compensation using the accelerated method for all stock awards issued prior to January 1, 2006, other than RSUs issued to new employees that vest based on the employee’s performance for which we use the straight-line method. We elected to recognize stock-based compensation using the straight-line method for all stock awards issued after January 1, 2006, which will likely result in the recognition of less stock-based compensation over at least the next several years compared to that which would have been recognized had we continued to use the accelerated method.

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation which had been netted against additional paid-in capital on January 1, 2006, as reflected in the accompanying Condensed Consolidated Balance Sheet at March 31, 2006.

As noted above, prior to the adoption of SFAS 123R, we accounted for RSUs issued to new employees that vest based on the employee’s performance under the variable method, under which stock-based compensation is measured based on the fair value of the underlying shares at the end of each quarter within the vesting periods. As noted above, under SFAS 123R stock-based compensation is measured based on the fair values of the underlying shares on the dates of grant for all such outstanding RSUs. As a result, to the extent the fair value of the underlying shares is greater at the end of each quarter within the vesting periods compared to the fair values on the dates of grant, then we will recognize less stock-based compensation than we would have had we continued to use the variable method.

SFAS 123R requires compensation expense to be recognized based on awards ultimately expected to vest. As a result, forfeitures need to be estimated on the date of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. On January 1, 2006, we began to estimate forfeitures based on our historical experience to determine stock-based compensation to be recognized. For the periods prior to January 1, 2006, we accounted for forfeitures as they occurred.

In addition, we continue to account for stock awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF 96-18 under which we use the BSM method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

Stock-based compensation increased $56.5 million to $114.7 million (or 5.1% of revenues) in the three months ended March 31, 2006 from $58.2 million (or 3.0% of revenues) in the three months ended December 31, 2005. This increase was primarily a result of our adoption of SFAS 123R on January 1, 2006 under which stock-based compensation was recognized using the fair-value-based method as compared to the intrinsic value method under APB 25.

Stock-based compensation increased $65.8 million to $114.7 million (or 5.1% of revenues) in the three months ended March 31, 2006 from $48.9 million (or 3.9% of revenues) in the three months ended March 31, 2005. This increase was primarily resulted from our adoption of SFAS 123R on January 1, 2006 under which stock-based compensation was recognized using the fair-value-based method as compared to the intrinsic value method under APB 25.

We expect stock-based compensation to be approximately $370.0 million in 2006 and $410.3 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to March 31, 2006 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different than we have anticipated stock-based compensation related to these awards will be different from our expectations.

At December 31, 2005, there were 202,090 unvested options held by non-employees with a weighted-average exercise price of $3.59 and a weighted-average 25 months remaining vesting period. These options generally vest on a monthly and ratable basis. No options or other stock awards that vest over time were granted to non-employees in the quarter ended March 31, 2006.

Interest Income and Other, Net

Interest income and other of $67.9 million in the three months ended March 31, 2006 was primarily comprised of $78.9 million of interest income earned on our cash, cash equivalents and marketable securities balances. In addition, we recognized $1.0 million of rental income related to buildings we own. These income sources were partially offset by $7.6 million of realized losses on sales of marketable securities, and $4.5 million of net foreign exchange losses as a result of (i) the forward contracts that we entered into to purchase U.S. dollars with foreign currencies to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies.

Interest income and other of $13.7 million in the three months ended March 31, 2005 was primarily the result of $11.7 million of interest income earned on our cash, cash equivalents and marketable securities balances. In addition, we recognized $2.4 million of net foreign exchange gains as a result of (i) the forward contracts that we entered into to purchase U.S. dollars with Euros to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies. These income sources were also partially offset by approximately $300,000 of realized losses on sales of marketable securities and approximately $100,000 of interest expense incurred on equipment leases, including the amortization of the fair value of warrants issued to lenders in prior years.

Provision for Income Taxes

Our provision for income taxes decreased to $218.3 million, or an effective tax rate of 26.9%, in the three months ended March 31, 2006, from $267.6 million, or an effective tax rate of 41.8%, in the three months ended December 31, 2005. The effective tax rate in the fourth quarter of 2005 was much higher than the effective tax rates for the other quarters of 2005 as well as for all of 2005 (31.6%) primarily because, relative to our expectations during the third quarter of 2005, proportionately more of our earnings in the fourth quarter of 2005 and for all of 2005 were recognized in the U.S. than by our subsidiaries outside the U.S., and such earnings were taxed at a higher statutory tax rate than earnings generated outside the U.S. The effective tax rate of 26.9% in the first quarter of 2006 approximately reflects our expected effective tax rate of approximately 30% for 2006. The effective tax rate of 26.9% in the first quarter of 2006 is lower than the effective tax rate for 2005 of 31.6% primarily because we expect more of our earnings in 2006 to be recognized by our subsidiaries outside the U.S. and such earnings are taxed at a lower statutory tax rate than in the U.S.

Our provision for income taxes increased to $218.3 million, or an effective tax rate of 26.9% in the three months ended March, 2006, from $87.3 million, or an effective tax rate of 19.1% in the three months ended March 31, 2005, primarily due to increases in federal and state income taxes, driven by higher taxable income period over period. Also, in the three months ended March 31, 2005, we realized a $48.5 million reduction to our tax provision as a result of disqualifying dispositions related to our incentive stock options. Our provision for income taxes in the three months ended March 31, 2006 was not materially affected by disqualifying dispositions related to incentive stock options.

As noted above, our effective tax rate in 2006 is expected to be approximately 30%; however it could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

In summary, our cash flows were:

	Three Months Ended March 31,
	2005	2006
	(in thousands)
Net cash provided by operating activities	$529,622	$824,804
Net cash used in investing activities	(472,328)	(1,888,617)
Net cash provided by financing activities	3,505	119,896

As a result of the completion of our initial public offering in August 2004 and our follow-on stock offering in September 2005, we raised $1,161.1 million and $4,287.2 million of net proceeds. At March 31, 2006, we had $8,429.0 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies, as well as an equity investment. Note 2 of Notes to Condensed Consolidated Financial Statements included as part of this report describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At March 31, 2006 and December 31, 2005, we had unused letters of credit for approximately $14.6 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2006 was $824.8 million and consisted of net income of $592.3 million, adjustments for non-cash items of $229.8 million and cash provided by working capital and other activities of $2.7 million. Adjustments for non-cash items primarily consisted of $95.9 million of depreciation and amortization expense on property and equipment and $114.7 million of stock-based compensation. In addition, working capital activities primarily consisted of an increase of $155.2 million in accounts receivable due to the growth in fees billed to our advertisers, offset by a net increase in income taxes payable and deferred income taxes of $139.2 million and an increase of $51.2 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. In compliance with the modified prospective transition method under SFAS 123R, the excess tax benefits from stock-based award activity generated in the three months ended March 31, 2006 and in the three months ended March 31, 2005 are reported as a cash flow from financing activities and a cash flow from operating activities, respectively.

Cash provided by operating activities in the three months ended March 31, 2005 was $529.6 million and consisted of net income of $369.2 million, adjustments for non-cash items of $182.4 million and offset by $22.0 million used in working capital and other activities. Adjustments for non-cash items primarily consisted of $77.4 million of excess tax benefits from stock-based award activity, $46.5 million of depreciation and amortization expense on property and equipment and $48.9 million of stock-based compensation. In addition, working capital activities primarily consisted of an increase of $60.1 million in accounts receivable due to the growth in fees billed to our advertisers. This was partially offset by an increase of $42.7 million in accounts payable due to the increase in purchases of property and equipment.

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

Cash used in investing activities in the three months ended March 31, 2006 of $1,888.6 million was attributable to net purchases of marketable securities of $1,355.7 million, capital expenditures of $344.9 million and cash consideration used in acquisitions and other investments of $188.0 million, a majority of which was related to the acquisition of dMarc Broadcasting, Inc. Cash used in investing activities in the three months ended March 31, 2005 of $472.3 million was attributable to net purchases of marketable securities of $324.9 million, capital expenditures of $142.4 million and cash consideration used in acquisitions and other investments of $5.0 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in Internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure. We expect the annual growth rate of our investments in property and equipment in 2006, including information and technology infrastructure and land and buildings, to be substantially greater than our annual revenue growth rate in 2006.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire engineering teams, technologies and other assets. In April 2006, we completed our equity investment in America Online, Inc. for $1.0 billion in cash. Also in connection with the acquisition of dMarc Broadcasting, Inc., we are obligated to make additional cash payments of up to $1,136.0 million if certain performance targets are met through December 31, 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Also, as part of our philanthropic program, we expect to make equity and other investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these investments to be made primarily in cash and to be approximately $175 million over the three years ended December 31, 2008.

Cash provided by financing activities in the three months ended March 31, 2006 of $119.9 million was due primarily to (i) excess tax benefits of $77.3 million from stock-based award activity during the period, which also represents a reduction to our income taxes payable that related to the exercise, sale or vesting of these stock-based awards, (ii) net proceeds from the issuance of common stock pursuant to stock option exercises of $42.6 million. Cash provided by financing activities in the three months ended March 31, 2005 of $3.5 million was due primarily to net proceeds from the issuance of common stock pursuant to stock option exercises of $4.1 million, net of purchases, offset by repayment of equipment loan and lease obligations of $600,000.

In April 2006, we issued 5,300,000 shares of our Class A common stock in a public stock offering for net proceeds of approximately $2.064 billion.

Contractual Obligations

We are obligated under certain agreements to make guaranteed minimum revenue share payments to Google Network members and certain partners based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At March 31, 2006, our aggregate outstanding non-cancelable minimum guarantee commitments totaled $201.2 million through 2008 compared to $234.3 million at December 31, 2005.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 26.9% and 31.6% for the quarter ended March 31, 2006 and for the year ended December 31, 2005. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards (SFAS) No. 123R, Shared-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Canadian Dollar and the Japanese Yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The vehicle we use is forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward exchange contracts to purchase U.S. dollars with foreign currencies was $629.5 million at March 31, 2006. There were no other forward exchange contracts outstanding at March 31, 2006.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. We recognized translation losses of $3.2 million in the three months ended March 31, 2006 primarily a result of generally weakening foreign currencies against the U.S. dollar.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $30.3 million and $2.2 million at March 31, 2006 and December 31, 2005. The adverse impact at March 31, 2006 is after consideration of the offsetting effect of approximately $63.5 million and $63.3 million from forward exchange contracts in place for the month of March 2006 and December 2005. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $63.9 million and $60.4 million at March 31, 2006 and December 31, 2005.

ITEM 4.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting.

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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

ITEM 1A.	RISK FACTORS

A restated description of the risk factors associated with our business is set forth below. This description includes any material changes to and supersedes the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

Risks Related to Our Business and Industry

We face significant competition from Microsoft and Yahoo.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has announced plans to develop features that make web search a more integrated part of its Windows operating system or other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Both Microsoft and Yahoo have more employees than we do (in Microsoft’s case, approximately 9 times as many). Microsoft also has significantly more cash resources than we do. Both of these companies also have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results compared to ours or leverage their platforms or products to make their web search services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

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

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites or as ads are displayed represented 44% of our revenues in 2005 and 41% of our revenues in the three months ended March 31, 2006. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, AOL, primarily through our AdSense program, accounted for approximately 9% and 8% of our revenues in 2005 and in the three months ended March 31, 2006, respectively. We recently entered into an arrangement with AOL and Time Warner under which we acquired a five percent indirect equity interest in AOL in exchange for $1 billion in cash and expanded our strategic alliance with AOL. If our relationship with AOL were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

Although we concluded that our internal controls over financial reporting were effective as of December 31, 2005, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, there can be no assurances that we will reach the same conclusion at the end of future years. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

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

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

Although we only opened our first office outside the U.S. in 2001, international revenues accounted for approximately 42% of our total revenues in the first quarter of 2006 and more than half of our user traffic came from outside the U.S. during this period. We have only limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	Challenges caused by distance, language and cultural differences and in doing business with foreign agencies and governments.

•	Difficulties in developing products and services in different languages and for different cultures.

•	Longer payment cycles in some countries.

•	Credit risk and higher levels of payment fraud.

•	Currency exchange rate fluctuations.

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs

•	Political and economic instability.

•	Potentially adverse tax consequences.

•	Higher costs associated with doing business internationally.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors and agents will not take actions in violation of our policies. Any such violations could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.

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

If we fail to detect click fraud or other invalid clicks, we could face potential litigation as well as lose the confidence of our advertisers, which would cause our business to suffer.

We are exposed to the risk of fraudulent clicks and other invalid clicks on our ads from a variety of potential sources. We have regularly refunded fees that our advertisers have paid to us that were later attributed to click fraud and other invalid clicks, and we expect to do so in the future. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on a Google AdWords ad displayed on a web site for a reason other than to view the underlying content. If we are unable to stop these invalid clicks, these refunds may increase. If we find new evidence of past invalid clicks we may issue refunds retroactively of amounts previously paid to our Google Network members. This would negatively affect our profitability, and these invalid clicks could hurt our brand. If invalid clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the invalid clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which has led to litigation alleging click fraud and could lead to further litigation, as well as potentially leading to a loss of advertisers and revenues.

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

We have a history of using employee stock options and other stock-based compensation to hire, motivate and retain our employees. In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123R, “Share-Based Payment,” which required us, starting January 1, 2006, to measure compensation costs for all stock-based compensation (including stock options) at fair value and to recognize these costs as expenses in our statements of income. The recognition of these expenses in our statements of income has had and will have a negative effect on our earnings per share, which could negatively impact our stock price. In addition, if we reduce or alter our use of stock-based compensation to minimize the recognition of these expenses, our ability to recruit, motivate and retain employees may be impaired, which could put us at a competitive disadvantage in the employee marketplace.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 2006, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock and Class B common stock representing approximately 78% of the voting power of our outstanding capital stock. In particular, as of December 31, 2005, our two founders and our CEO, Larry, Sergey and Eric, controlled approximately 85% of our outstanding Class B common stock, representing approximately 69% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended March 31, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – 31	4,603	$0.63	—	—
February 1 – 28	—	$—	—	—
March 1 – 31	2,169	$4.95	—	—
Total	6,772	$2.01	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6.     EXHIBITS

Location of Exhibit Incorporated by reference herein
Exhibit Number	Description	Form	Date
1.1	Underwriting Agreement dated March 31, 2006 between Google Inc. and Goldman, Sachs & Co.	Current Report on Form 8-K	March 29, 2006

10.23*†	Agreement and Plan of Merger, dated as of January 16, 2006, by and among the Registrant, Enumclaw, Inc., dMarc Broadcasting, Inc. and certain other parties thereto

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.
†	Confidential treatment has been requested for certain portions of this exhibit.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: May 10, 2006	By:	/s/ ERIC SCHMIDT
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Location of Exhibit Incorporated by reference herein
Exhibit Number		Description	Form	Date
1.1		Underwriting Agreement dated March 31, 2006 between Google Inc. and Goldman, Sachs & Co.	Current Report on Form 8-K	March 29, 2006

10.23	*†	Agreement and Plan of Merger, dated as of January 16, 2006, by and among the Registrant, Enumclaw, Inc., dMarc Broadcasting, Inc. and certain other parties thereto

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.
†	Confidential treatment has been requested for certain portions of this exhibit.
‡	Furnished herewith.