Form 10-Q
period 2006-06-30
Google Inc.
filed 2006-08-09
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

At July 31, 2006, the number of shares outstanding of Google’s Class A common stock was 219,193,569 shares and the number of shares outstanding of Google’s Class B common stock was 85,167,040 shares.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOOGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2005	As of June 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,877,174	$4,015,922
Marketable securities	4,157,073	5,805,710
Accounts receivable, net of allowance of $14,852 and $13,891	687,976	885,088
Deferred income taxes, net	49,341	55,513
Prepaid revenue share, expenses and other assets	229,507	295,874

Total current assets	9,001,071	11,058,107
Deferred income taxes, net, non-current	—	34,768
Prepaid revenue share, expenses and other assets, non-current	16,941	19,576
Non-marketable equity securities	14,369	1,018,591
Property and equipment, net	961,749	1,799,766
Intangible assets, net	82,783	146,601
Goodwill	194,900	318,597

Total assets	$10,271,813	$14,396,006

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,575	$179,441
Accrued compensation and benefits	198,788	150,526
Accrued expenses and other current liabilities	114,377	183,163
Accrued revenue share	215,771	272,731
Deferred revenue	73,099	83,286
Income taxes payable	27,774	108,283

Total current liabilities	745,384	977,430
Deferred revenue, long-term	10,468	15,904
Deferred income taxes, net	35,419	—
Other long-term liabilities	61,585	45,664
Stockholders’ equity:
Common stock, $0.001 par value: 9,000,000 shares authorized and 293,027 and 302,588 shares issued and outstanding, excluding 3,303 and 1,522 shares subject to repurchase at December 31, 2005 and June 30, 2006	293	303
Additional paid-in capital	7,477,792	10,014,393
Deferred stock-based compensation	(119,015)	—
Accumulated other comprehensive income (loss)	4,019	(26,924)
Retained earnings	2,055,868	3,369,236

Total stockholders’ equity	9,418,957	13,357,008

Total liabilities and stockholders’ equity	$10,271,813	$14,396,006

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Revenues	$1,384,495	$2,455,991	$2,641,011	$4,709,746
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $1,024, $2,322, $2,597 and $4,606)(1)	598,119	989,032	1,144,900	1,893,151
Research and development (including stock-based compensation expense of $27,362, $70,564, $56,661 and $143,650) (1)	123,134	282,552	231,845	529,151
Sales and marketing (including stock-based compensation expense of $7,522, $14,285, $14,058 and $30,214) (1)	104,546	196,397	194,034	387,340
General and administrative (including stock-based compensation expense of $11,430, $21,978, $22,930 and $45,343) (1)	82,998	172,638	151,764	342,033

Total costs and expenses	908,797	1,640,619	1,722,543	3,151,675

Income from operations	475,698	815,372	918,468	1,558,071
Interest income and other, net	19,722	160,805	33,408	228,724

Income before income taxes	495,420	976,177	951,876	1,786,795
Provision for income taxes	152,606	255,100	239,869	473,427

Net income	$342,814	$721,077	$712,007	$1,313,368

Net income per share:
Basic	$1.27	$2.39	$2.65	$4.41

Diluted	$1.19	$2.33	$2.48	$4.28

Number of shares used in per share calculations:
Basic	270,729	301,410	268,418	297,653

Diluted	287,238	310,038	286,926	307,080

(1)	Stock-based compensation recognized in the three and six months ended June 30, 2005, accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, has been reclassified to these expense lines to conform with the presentation in the three and six months ended June 30, 2006. As discussed in Note 1 of the accompanying notes, stock-based compensation for the three and six months ended June 30, 2006, is presented in conformity with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2005	2006
	(unaudited)
Operating activities
Net income	$712,007	$1,313,368
Adjustments:
Depreciation of property and equipment	103,445	206,079
Amortization of intangibles and warrants	19,677	31,300
In-process research and development	—	4,000
Stock-based compensation	96,246	223,813
Excess tax benefits from stock-based award activity	196,163	(258,087)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(104,587)	(193,211)
Income taxes, net	37,270	265,384
Prepaid revenue share, expenses and other assets	(22,942)	(67,974)
Accounts payable	72,779	63,879
Accrued expenses and other liabilities	(829)	14,782
Accrued revenue share	31,064	56,984
Deferred revenue	13,948	5,073

Net cash provided by operating activities	1,154,241	1,665,390

Investing activities
Purchases of property and equipment	(299,854)	(1,043,938)
Purchases of marketable securities	(1,853,666)	(17,576,067)
Maturities and sales of marketable securities	1,361,895	15,856,478
Investments in non-marketable equity securities	(10,000)	(1,004,222)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(19,202)	(188,506)

Net cash used in investing activities	(820,827)	(3,956,255)

Financing activities
Proceeds from exercise of stock options, net	13,072	97,088
Net proceeds from a public stock offering	—	2,063,777
Excess tax benefits from stock-based award activity	—	258,087
Payments of principal on capital leases and equipment loans	(1,611)	—

Net cash provided by financing activities	11,461	2,418,952

Effect of exchange rate changes on cash and cash equivalents	(18,276)	10,661

Net increase in cash and cash equivalents	326,599	138,748
Cash and cash equivalents at beginning of year	426,873	3,877,174

Cash and cash equivalents at end of period	$753,472	$4,015,922

Supplemental disclosures of cash flow information
Cash paid for interest	$94	$185

Cash paid for income taxes	$2,360	$208,380

Acquisition related activities:
Issuance of equity in connection with acquisitions, net of deferred stock-based compensation	$15,237	$—

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of income for the three and six months ended June 30, 2005 and 2006, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2006 are unaudited. These unaudited interim condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim condensed consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2006, our results of operations for the three and six months ended June 30, 2005 and 2006, and our cash flows for the six months ended June 30, 2005 and 2006. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our 2005 Annual Report on Form 10-K filed on March 16, 2006.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of marketable and non-marketable securities, fair values of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Advertising revenues:
Google web sites	$737,172	$1,432,461	$1,394,169	$2,729,778
Google Network web sites	630,242	996,567	1,214,357	1,924,942

Total advertising revenues	1,367,414	2,429,028	2,608,526	4,654,720
Licensing and other revenues	17,081	26,963	32,485	55,026

Revenues	$1,384,495	$2,455,991	$2,641,011	$4,709,746

In the first quarter of 2000, we introduced our first advertising program through which we offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages and we recognized revenue at the time these ads appeared. In

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. AdWords is also available through our direct sales force. AdWords advertisers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords exclusively on a cost-per-click basis, so that an advertiser pays us only when a user clicks on one of its ads. We recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results on Google web sites. From January 1, 2004 until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords program that enables advertisers to pay us based on the number of times their ads appear on Google Network member sites specified by the advertiser. We recognize as revenue the fees charged advertisers each time their ads are displayed on our web sites or our Google Network members’ web sites because the services have been provided, and the other criteria set forth under Staff Accounting Bulletin Topic 13: Revenue Recognition have been met, namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and collectibility is reasonably assured.

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

Google AdSense is the program through which we distribute our advertisers’ ads for display on the web sites of our Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), we recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results or on the content pages of our Google Network members’ web sites and, for those advertisers who use our cost-per impression pricing, the fees charged advertisers each time an ad is displayed on our members’ sites. Finally, we recognize as revenues the fees charged advertisers for ads published in the magazines or broadcasted by the radio stations of our Google Network members. These revenues are reported on a gross basis primarily because we are the primary obligor to our advertisers.

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

We provide search services pursuant to certain AdSense agreements. We believe that search services and revenue share arrangements represent separate units of accounting pursuant to EITF Issue No. 00-21 Revenue Arrangements with Multiple Deliverables. These separate services are provided simultaneously to the Google Network member and are recognized as revenues in the periods provided.

In the first quarter of 2006, we launched Google Video through which we make video owned by others available for download and purchase by end users. We recognize as revenue the fees we receive from end users to the extent we are the primary obligor to them; however, to the extent we are not, we recognize as revenues the fees we receive from end users net of the amounts we pay to our video content providers in accordance with EITF 99-19. In the second quarter of 2006, we launched Google Checkout, an on-line shopping payment processing system for both consumers and merchants. We recognize as revenues the fees charged merchants on transactions processed through Google Checkout.

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

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to Google Network members and to certain partners who distribute our toolbar and other products or otherwise direct search queries to our web site. These amounts are primarily based on our revenue share arrangements (including toolbar and other product distribution deals which are revenue sharing in nature) with our Google Network members and other partners. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to a Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site or the actual revenue share amounts, whichever is greater. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements. Traffic acquisition costs were $494.3 million and $785.2 million in the three months ended June 30, 2005 and 2006, and $956.1million and $1,507.9 million in the six months ended June 30, 2005 and 2006.

In addition, cost of revenues includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions including Google Checkout transactions.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted SFAS 123R beginning January 1, 2006.

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

We have elected the modified prospective transition method as permitted by SFAS 123R, and accordingly, prior periods have not been restated to reflect the impact of SFAS 123R. Under this method, we are required to recognize stock-based compensation for all new and unvested stock-based awards that are ultimately expected to vest as the requisite service is rendered beginning January 1, 2006. Stock-based compensation is measured based on the fair values of all stock-based awards on the dates of grant.

We recognize stock-based compensation using the straight-line method for all stock awards issued after January 1, 2006. For stock awards issued prior to January 1, 2006, we continue to recognize stock-based compensation using the accelerated method, other than RSUs issued to new employees that vest based on the employee’s performance for which we use the straight-line method in accordance with FASB Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation which was netted against additional paid-in capital on January 1, 2006, as reflected in the accompanying Condensed Consolidated Balance Sheet at June 30, 2006.

Also, in accordance with SFAS 123R, beginning in the first quarter of 2006 we have presented the benefits of tax deductions in excess of recognized compensation expense as a cash flow from financing activities in the accompanying

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Condensed Consolidated Statement of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. This requirement reduces and increases the amounts we record as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the six months ended June 30, 2006, the tax benefit realized for the tax deduction from option exercises and other awards totaled $275 million.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). In accordance with this Bulletin, beginning in the first quarter of 2006, we no longer presented stock-based compensation separately on our Condensed Consolidated Statements of Income. Instead we present stock-based compensation in the same lines as cash compensation paid to the same individuals. Stock-based compensation in the three and six months ended June 30, 2005 has been reclassified to conform to the presentation in the three and six months ended June 30, 2006.

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (EITF 96-18). Under SFAS 123R and EITF 96-18, we use the BSM method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure as if the fair value method had been applied. If this method had been used, our net income and net income per share for the three and six months ended June 30, 2005 would have been adjusted to the pro forma amounts below (in thousands except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
	(unaudited)
Net income, as reported	$342,814	$712,007
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	30,509	59,831
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(54,301)	(100,581)

Net income, pro forma	$319,022	$671,257

Net income per share:
As reported for prior period—basic	$1.27	$2.65
Pro forma—basic	$1.18	$2.50
As reported for prior period—diluted	$1.19	$2.48
Pro forma—diluted	$1.11	$2.34

In the three and six months ended June 30, 2006, we recognized stock-based compensation and related tax benefits of $109.1 million ($25.8 million tax benefits) and $223.8 million ($53.3 million tax benefits) respectively.

As a result of adopting SFAS 123R, our income before income taxes and net income for the three months ended June 30, 2006, were $48.0 million and $36.7 million less than if we had continued to account for stock-based compensation under APB 25; and our income before income taxes and net income for the six months ended June 30, 2006, were $109.5 million and $83.6 million less than if we had continued to account for stock-based compensation under APB 25. Furthermore, basic and diluted earnings per share for the three months ended June 30, 2006 would both have been $0.12 less than if we had continued to account for share-based compensation under APB 25; and basic and diluted earnings per share for the six months ended June 30, 2006 would have been $0.28 and $0.27 less than if we had continued to account for share-based compensation under APB 25.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Net Income per Share

We compute net income per share in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”). Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, restricted shares, restricted stock units and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Basic and diluted net income per share:
Numerator:
Net income	$342,814	$721,077	$712,007	$1,313,368

Denominator:
Weighted average common shares outstanding	278,253	303,445	277,035	300,201
Less: Weighted average unvested common shares subject to repurchase or cancellation	(7,524)	(2,035)	(8,617)	(2,548)

Denominator for basic calculation	270,729	301,410	268,418	297,653
Effect of dilutive securities:
Add:
Weighted average stock options, restricted shares, restricted stock units and unvested common shares subject to repurchase or cancellation	16,509	8,628	18,508	9,428

Denominator for diluted calculation	287,238	310,038	286,926	307,080

Net income per share, basic	$1.27	$2.39	$2.65	$4.41

Net income per share, diluted	$1.19	$2.33	$2.48	$4.28

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Buildings are depreciated over periods up to 25 years. Equipment under capital leases and leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Construction in process is primarily related to the building of production equipment servers, unoccupied buildings and leasehold improvements. Depreciation for these assets commences once they are placed in service.

Software Development Costs

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and SOP 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Cash, Cash Equivalents and Marketable Securities

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

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable debt and equity securities have been classified and accounted for as available for sale. We may or may not hold securities with stated maturities greater than twelve months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. As these debt and equity securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, equity securities, as well as debt securities with maturities beyond 12 months (such as our auction rate securities) are classified as current assets under the caption marketable securities in the accompanying Condensed Consolidated Balance Sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net, in accordance with our policy and FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at June 30, 2006. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with foreign currencies was $477.0 million and $602.0 million at December 31, 2005 and June 30, 2006, respectively. The notional principal of forward foreign exchange contracts to purchase Euros with British Pounds was €115.6 million (or approximately $144.7 million) at June 30, 2006. There were no other forward foreign exchange contracts outstanding at December 31, 2005 or June 30, 2006.

Legal Costs

Legal costs are expensed as incurred.

Effect of a Recent Accounting Pronouncement

In July, 2006 the FASB issued Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are still evaluating what impact, if any, the adoption of this interpretation will have on our financial position or results of operations.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2005	As of June 30, 2006
	(unaudited)
Cash and cash equivalents:
Cash	$1,588,515	$3,399,689
Cash equivalents:
U.S. government notes and agencies	2,281,858	598,752
Money market mutual funds	6,801	17,481

Total cash and cash equivalents	3,877,174	4,015,922

Marketable securities:
Municipal securities	1,203,209	702,015
U.S. government notes and agencies	2,906,698	5,103,695
Equity security	47,166	—

Total marketable securities	4,157,073	5,805,710

Total cash, cash equivalents and marketable securities	$8,034,247	$9,821,632

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$1,219,078	$28	$(15,897)	$1,203,209
U.S. government notes and agencies	2,911,410	418	(5,130)	2,906,698
Equity security	5,000	42,166	—	47,166

Total marketable securities	$4,135,488	$42,612	$(21,027)	$4,157,073

	As of June 30, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Municipal securities	$713,680	$14	$(11,679)	$702,015
U.S. government notes and agencies	5,141,411	52	(37,768)	5,103,695

Total marketable securities	$5,855,091	$66	$(49,447)	$5,805,710

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2005 and June 30, 2006. There were no other-than-temporary impairments to our marketable securities in the three and six months ended June 30, 2006 and June 30, 2005. We recognized a net realized gain of $54.4 million and $46.8 million on the sale of marketable securities during the three and six months ended June 30, 2006 that included the realized gain on the sale of a marketable equity security of $54.9 million in the three months ended June 30, 2006. Net realized gains and losses on the sale of marketable securities were not material during the three and six months ended June 30, 2005.

The following table summarizes the estimated fair value of our investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2005	As of June 30, 2006
		(unaudited)
Due within 1 year	$970,073	$2,755,264
Due after 1 year through 5 years	2,967,148	2,912,451
Due after 5 years through 10 years	59,122	21,269
Due after 10 years	160,730	116,726

Total marketable securities	$4,157,073	$5,805,710

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2005 and June 30, 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes and agencies	$2,099,408	$(5,130)	$—	$—	$2,099,408	$(5,130)
Municipal securities	607,990	(7,705)	513,425	(8,192)	1,121,415	(15,897)

Total	$2,707,398	$(12,835)	$513,425	$(8,192)	$3,220,823	$(21,027)

	As of June 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	(unaudited)
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes and agencies	$4,901,721	$(37,768)	$—	$—	$4,901,721	$(37,768)
Municipal securities	226,359	(3,852)	408,104	(7,827)	634,463	(11,679)

Total	$5,128,080	$(41,620)	$408,104	$(7,827)	$5,536,184	$(49,447)

Note 3. Investment in America Online, Inc. (AOL)

In April 2006, we completed our $1.0 billion cash purchase of a five percent equity interest in a wholly-owned subsidiary of Time Warner, Inc. that owns all of the outstanding interests of AOL. Our investment in this non-marketable equity security is accounted for at historical cost. Previously, in March 2006, we entered into certain commercial arrangements with AOL. We believe that the terms of the investment and commercial agreements are at fair value, and as a result, they are accounted for in accordance with their contractual terms. Further we are obligated over a five year term to make up to $100 million of co-marketing payments (but not to exceed $20 million per year plus any amounts not spent in prior years) and issue up to $300 million of AdWords credits (but not to exceed $60 million per year plus any credits not redeemed in prior years). Co-marketing costs are expensed as incurred and AdWords credits are accounted for as a reduction to revenues in the periods they are redeemed.

Note 4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2005	As of June 30, 2006
		(unaudited)
Information technology assets	$949,758	$1,263,154
Construction in process	211,088	729,546
Land and buildings	124,752	286,286
Leasehold improvements	115,108	149,173
Furniture and fixtures	16,719	23,896

Total	1,417,425	2,452,055
Less accumulated depreciation and amortization	455,676	652,289

Property and equipment, net	$961,749	$1,799,766

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5. Acquisitions

In February 2006, we acquired all of the voting interests of dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry. This transaction was accounted for as a business combination. The total purchase price was $97.6 million which primarily consisted of cash payments of $97.1 million. In addition, we are obligated to make additional cash payments of up to $1.136 billion if certain product integration, net revenue and advertising inventory targets are met through December 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Substantially all of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when earned. No contingent payments were earned through June 30, 2006.

During the six months ended June 30, 2006, we also acquired all of the voting interests of five other companies. One of these transactions was accounted for as a business combination. Because the remaining four transactions were with companies considered to be development stage enterprises, they were accounted for as asset purchases in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price of this business combination and these asset purchases was $80.2 million, which primarily consisted of cash payments of $76.5 million. In addition, we are obligated to make additional cash payments of up to $17.9 million if certain performance targets are met through March 2010. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Substantially all of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when earned.

In addition, during the six months ended June 30, 2006, we acquired certain other intangible assets for total cash payments of $16.7 million.

The following table summarizes the allocation of the purchase price for all of the above acquisitions (in thousands):

Goodwill	$123,697
Patents and developed technology	41,613
Customer contracts and other	53,789
Net liabilities assumed	(6,059)
Deferred tax liabilities	(22,527)
Purchased in-process research and development	4,000

Total	$194,513

Goodwill is not deductible for tax purposes. The developed technology, customer contracts and other intangible assets have a weighted-average useful life of 3.6 years from the date of acquisition. The amortization of these intangibles is not deductible for tax purposes.

Purchased in-process research and development of $4.0 million in the six months ended June 30, 2006 was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. This amount is included in research and development expenses on the accompanying Condensed Consolidated Statements of Income and is not deductible for tax purposes.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$194,900
Goodwill acquired	123,697

Balance as of June 30, 2006	$318,597

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$120,413	$46,272	$74,141
Customer contracts and other	26,145	17,503	8,642

Total	$146,558	$63,775	$82,783

	As of June 30, 2006 (unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$156,553	$69,089	$87,464
Customer contracts and other	85,406	26,269	59,137

Total	$241,959	$95,358	$146,601

Patents and developed technology and customer contracts and other have weighted-average useful lives from the date of purchase of 3.3 years.

Amortization expense of acquisition-related intangible assets for the three and six months ended June 30, 2006 were $15.9 million and $31.3 million, respectively.

Estimated amortization expense for acquisition-related intangible assets on our June 30, 2006 Condensed Consolidated Balance Sheet for each of the next five years is as follows (in thousands):

2006	$30,145
2007	55,889
2008	38,122
2009	10,791
2010	9,212
Thereafter	2,442

$146,601

Note 7. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Interest income	$15,655	$103,187	$27,383	$182,111
Interest expense	(26)	(177)	(149)	(185)
Other	4,093	57,795	6,174	46,798

Interest income and other, net	$19,722	$160,805	$33,408	$228,724

Note 8. Contingencies

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

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

From time to time, we may also become a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), labor and employment claims, breach of contract claims, tax and other matters.

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow.

Income Taxes

We have reserved for potential adjustments that may result from examinations by, or any negotiated agreements with, the Internal Revenue Service or other tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material affect on our results of operations. If events occur which indicate payment of these amounts are unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Note 9. Stockholders’ Equity

In April 2006, we issued 5,300,000 shares of our Class A common stock upon the closing of a follow-on public stock offering for net proceeds of approximately $2.064 billion.

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan and plans assumed through acquisitions which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options must generally be priced to be at least 85% of our common stock’s fair market value at the date of grant (100% in the case of incentive stock options). Options are generally granted for a term of ten years. Options granted under the Stock Plans generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with us on the date of vest. Options granted under plans other than the 2004 Stock Plan may be exercised prior to vesting. We have also issued RSUs and restricted shares under our Stock Plans. An RSU award is an agreement to issue shares of our stock at the time of vest. RSUs issued to new employees vest over four years with a yearly cliff contingent upon employment with us on the dates of vest. These RSUs vest from zero to 37.5 percent of the grant amount at the end of each of the four years from date of hire based on the employee’s performance. RSUs under the Founders’ Award programs are issued to individuals on teams that have made extraordinary contributions to Google. These awards vest quarterly over four years contingent upon employment with us on the dates of vest.

We estimated the fair value of each option award on the date of grant using the BSM valuation model. Our assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees applying the guidance provided by SAB 107. In addition, our assumptions about the expected term have been based primarily on that of companies that have option vesting and contractual terms, expected stock volatility and employee demographics and physical locations that are similar to ours. We have used this comparable data because we have limited relevant historical information to support the expected exercise behavior of our employees who have been granted options recently. This relevant historical information is limited because our stock has been publicly traded only since August 2004, and the fair market value of our stock has increased substantially during this time. Accordingly, the exercise behavior of employees who have been granted options

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

recently may be different than that of employees who have exercised their significantly in-the-money options after the initial public offering. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures were estimated based on historical experience.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30, 2005	Three Months Ended June 30, 2006	Six Months Ended June 30, 2005	Six Months Ended June 30, 2006
	(unaudited)
Risk-free interest rate	3.74%	5.00%	3.69%	4.75%
Expected volatility	36%	38%	38%	39%
Expected life (in years)	3.1	3.2	3.1	3.1
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$69.43	$129.08	$64.57	$128.56

The following table summarizes the activity for outstanding stock options for the six months ended June 30, 2006:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2005	18,589,646	$113.51
Granted	611,411	$393.79
Exercised	(4,250,743)	$43.43
Canceled/forfeited/expired	(221,350)	$60.88

Balance at June 30, 2006	14,728,964	$140.51	8.0	$3,681.2

Vested and exercisable as of June 30, 2006	2,953,258	$54.23	7.1	$1,078.2

Vested and expected to vest as of June 30, 2006	14,140,179	$140.51	8.0	$3,497.2

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $419.33 of our common stock on June 30, 2006.

The number of options outstanding at June 30, 2006 includes 1,522,448 options granted and exercised subsequent to March 21, 2002 that are unvested at June 30, 2006, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”). However, the computations of the weighted-average exercise prices, weighted average remaining contractual term and aggregate intrinsic value for all stock options outstanding, those expected to vest and those exercisable do not consider these unvested shares. The aggregate intrinsic value of all options exercised during the three and six months ended June 30, 2006 was $473.9 million and $862.1 million. The total grant date fair value of stock options vested during the three and six months ended June 30, 2006 was $86.7 million and $163.8 million.

As of June 30, 2006, there was $328.5 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.0 years. To the extent forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the activity for our unvested restricted stock units for the six months ended June 30, 2006:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2005	920,057	$324.38
Granted	412,100	$383.85
Vested	(84,365)	$254.76
Forfeited	(14,774)	$333.06

Unvested at June 30, 2006	1,233,018	$323.77

Expected to vest at June 30, 2006	1,171,367	$323.77

As of June 30, 2006, there was $314.6 million of unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.4 years. To the extent actual forfeiture rate is different than we have anticipated, the numbers of restricted stock units expected to vest would be different from our expectations.

The following table summarizes additional information regarding outstanding and exercisable stock options at June 30, 2006 (unaudited):

	Options Outstanding					Options Exercisable
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.08–$ 85.00	8,093,745	1,522,448	6,571,297	7.0	$15.93	6,386,079	$15.62
$117.84–$198.41	2,359,924	—	2,359,924	8.5	$175.84	436,209	$174.99
$205.96–$298.91	1,818,124	—	1,818,124	9.0	$274.08	231,556	265.07
$300.97–$398.15	2,007,490	—	2,007,490	9.3	$322.47	2,371	$330.37
$401.78–$471.63	449,681	—	449,681	9.6	$422.35	—	—

$ 0.08–$471.63	14,728,964	1,522,448	13,206,516	8.0	$140.48	7,056,215	$33.76

The number of options outstanding at June 30, 2006 includes 1,522,448 of options granted and exercised subsequent to March 21, 2002 that are unvested at June 30, 2006, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices and the weighted average remaining life in the table above do not consider these unvested shares. Also, the number of options exercisable at June 30, 2006 includes unvested options that can be early exercised.

Note 10. Information about Geographic Areas

Our chief operating decision-makers (i.e. our chief executive officer, his direct reports and our presidents) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no managers who are held accountable by our chief operating decision-makers, or anyone else, for operating results by geographic or other segment. Accordingly, we have a single reporting segment and operating unit structure.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues by geography are based on the billing addresses of the advertisers. No single foreign country, other than the United Kingdom, accounted for more than ten percent of total revenues in the three and six months ended June 30, 2005 or 2006. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
	(unaudited)
Revenues:
United States	$843,258	$1,421,026	$1,615,070	$2,738,548
United Kingdom	199,164	369,949	385,379	712,820
Rest of the world	342,073	665,016	640,562	1,258,378

Total revenues	$1,384,495	$2,455,991	$2,641,011	$4,709,746

	As of December 31, 2005	As of June 30, 2006
		(unaudited)
Long-lived assets:
United States	$1,080,236	$3,088,622
International	190,506	249,278

Total long-lived assets	$1,270,742	$3,337,900

Note 11. Subsequent Event

In July 2006, we received final approval for settlement of the Lane’s Gift class action lawsuit in Arkansas which will require us to pay plaintiffs’ attorneys’ fees of $30 million and issue total AdWords credits of no more than $60 million. The AdWords credits will be accounted for as a reduction to revenues in the periods they are redeemed. These plaintiffs’ attorneys’ fees were expensed in the three months ended March 31, 2006.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses.

•	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business.

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites.

•	that our operating margin may decrease as we invest in our infrastructure.

•	that we will continue to employ a significant number of temporary employees.

•	regarding our future stock-based compensation charges.

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members.

•	that our cost of revenues will increase in 2006 primarily as a result of anticipated increases in traffic acquisition and data center costs, although traffic acquisition costs may fluctuate as a percentage of advertising revenues.

•	that research and development, sales and marketing and general and administrative expenses will increase in the future.

•	regarding our expansion and investments in international markets.

•	that the annual rate of growth in 2006 of our spending on property and equipment will be substantially greater than the annual rate of growth of our revenues.

•	regarding our income tax rates, tax liabilities and the expected higher proportion of our earnings we expect our Irish subsidiary to recognize.

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations.

•	that our cash-based compensation per employee will likely increase.

•	regarding our expected further contributions to, and investments in, philanthropic endeavors.

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top Internet destination and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create and organize information that is useful to them.

•	Advertisers. We provide advertisers with several ways to deliver relevant targeted advertising including our Google AdWords program, an auction-based advertising program that enables advertisers to deliver relevant ads targeted to search results or web content, our Google Publication Ads Program, which allows our advertisers to deliver targeted ads for publication in magazines and our dMarc radio advertising program, which distributes our advertisers’ ads for broadcast by radio stations. Our advertising programs provide advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network, which is the network of on-line and off-line third parties that use our advertising programs to deliver relevant ads on their web sites, print pages or radio broadcasts.

•	Web sites. We provide the on-line members of our Google Network with our Google AdSense program, which is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. We share most of the fees these ads generate with our Google Network members—creating an important revenue stream for them.

How We Generate Revenue

We derive most of our revenues from fees we receive from our advertisers through our AdWords and AdSense programs.

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

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search, launched in the first quarter of 2002, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. When visitors of these web sites search either the web site or the Internet using these customizable search boxes, we display relevant ads on the search results pages, targeted to match user search queries. Ads shown through AdSense for search are generally text ads.

AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, video ads, link units (which are sets of clickable links to topic pages related to page content) and themed units (which are regular text ad units with graphic treatments that change seasonally and by geography).

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

Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. Agreements with our larger members are individually negotiated. The standard agreements have no stated term and are terminable at will. The negotiated agreements vary in duration. Both the standard agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member most of the advertiser fees generated by users clicking on ads on the Google Network member’s web site or, for advertisers who choose our cost-per-impression pricing, as the ads are displayed on the Google Network member’s web site. The standard agreements have uniform revenue share terms. The non-standard agreements vary as to revenue share terms and are heavily negotiated.

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

Advertising revenues made up 99% of our revenues in the three and six months ended June 30, 2005 and 2006. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services. In addition, in the first quarter of 2006 we launched Google Video through which we make video content owned by others available for download and purchase by end users. We recognize as revenue the fees we receive from end users to the extent we are the primary obligor to them. However, to the extent we are not the primary obligor, we recognize as revenues the fees we receive from the end users net of the amounts we pay to our video content providers. Also in the second quarter of 2006, we launched Google Checkout, an on-line shopping payment processing system for both consumers and merchants. We recognize as revenue the fees charged merchants on transactions processed through Google Checkout.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we may take steps to improve the relevance of the ads displayed on our web sites, such as removing ads that generate low click-through rates, which could negatively affect our near-term advertising revenues.

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

From the inception of the Google Network in 2002 through the first quarter of 2004, the growth in advertising revenues from our Google Network members’ web sites exceeded that from our web sites, which had a negative impact on our operating margins. The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our web sites because most of the advertiser fees from ads served on Google Network member web sites are shared with our Google Network members. However, beginning in the second quarter of 2004, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. This trend has had a positive impact on our operating margins and we expect that this will continue for the foreseeable future although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

Our operating margin may decrease as we invest in building the necessary employee and systems infrastructures required to manage our anticipated growth. We have experienced and expect to continue to experience substantial growth in our operations as we invest significantly in our research and development programs, expand our user, advertiser and Google Network member bases and increase our presence in international markets, as well as promote the distribution of our Google toolbar and other products in order to make our services easier to access. This growth has required us to continually hire new personnel and make substantial investments in property and equipment. Our full-time employee headcount has significantly increased over the last twelve months, growing from 4,183 at June 30, 2005 to 7,942 at June 30, 2006. Also, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $299.9 million in the six months ended June 30, 2005 to $1,043.9 million in the six months ended June 30, 2006. We expect the annual growth rate of our investments in property and equipment for 2006, including information and technology infrastructure and land and buildings, to be substantially greater than our annual revenue growth rate for 2006. Our capital spending between periods may fluctuate significantly depending on the availability and price of suitable property and equipment. Management of our growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively. Finally, investments in our business are generally made with a focus on our long-term operations. Accordingly, there may be little or no linkage between our spending and our revenues in any particular quarter.

Our international revenues have grown as a percentage of our total revenues to 42% in the three and six months ended June 30, 2006 from 39% in the three and six months ended June 30, 2005. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2006 or thereafter.

We currently anticipate that our effective tax rate will be at or below 30% in 2006 compared to 31.6% in 2005, primarily because we expect that our Irish subsidiary will recognize proportionately more of our earnings in 2006 compared to 2005, and such earnings are taxed at a lower statutory tax rate than in the U.S. However, if future earnings recognized by our Irish subsidiary are not as proportionately great as we expect, our effective tax rate will be higher.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2005	March 31, 2006	June 30, 2006	June 30, 2005	June 30, 2006
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues(1)	43.2	40.1	40.3	43.4	40.2
Research and development(1)	8.9	10.9	11.5	8.8	11.2
Sales and marketing(1)	7.5	8.5	8.0	7.3	8.2
General and administrative(1)	6.0	7.5	7.0	5.7	7.3

Total costs and expenses	65.6	67.0	66.8	65.2	66.9

Income from operations	34.4	33.0	33.2	34.8	33.1
Interest income and other, net	1.4	3.0	6.6	1.3	4.8

Income before income taxes	35.8	36.0	39.8	36.1	37.9
Provision for income taxes	11.0	9.7	10.4	9.1	10.0

Net income	24.8%	26.3%	29.4%	27.0%	27.9%

(1)	Stock-based compensation recognized in the three and six months ended June 30, 2005, accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, has been reclassified to these expense lines to conform with the presentation in the three and six months ended June 30, 2006. As discussed in Note 1 of the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, stock-based compensation for the three and six months ended June 30, 2006, is presented in conformity with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in thousands, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2005	March 31, 2006	June 30, 2006	June 30, 2005	June 30, 2006
Advertising revenues:
Google web sites	$737,172	$1,297,317	$1,432,461	$1,394,169	$2,729,778
Google Network web sites	630,242	928,376	996,567	1,214,357	1,924,942

Total advertising revenues	1,367,414	2,225,693	2,429,028	2,608,526	4,654,720
Licensing and other revenues	17,081	28,062	26,963	32,485	55,026

Revenues	$1,384,495	$2,253,755	$2,455,991	$2,641,011	$4,709,746

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2005	March 31, 2006	June 30, 2006	June 30, 2005	June 30, 2006
Advertising revenues:
Google web sites	53%	58%	58%	53%	58%
Google Network web sites	46	41	41	46	41

Total advertising revenues	99	99	99	99	99
Google web sites as % of advertising revenues	54	58	59	53	59
Google Network web sites as % of advertising revenues	46	42	41	47	41
Licensing and other revenues	1%	1%	1%	1%	1%

Growth in our revenues in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 and the three months ended March 31, 2006, and growth in our revenues in the six months ended June 30, 2006 compared to the six months ended June 30, 2005 resulted primarily from growth in advertising revenues. Our advertising revenue growth resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic both on our web sites and those of our Google Network members, an increase in the number of Google Network members, certain improvements in the monetization of increased traffic on our web sites and our Google Network member sites and the continued global expansion of our advertising base. Improvements in our ability to monetize this increased traffic primarily relate to providing our end users with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. In the three months ended June 30, 2006, these improvements included, for instance, reducing the number of ads on non-commercial search queries while increasing the number of ads on commercial search queries.

Our sequential quarterly revenue growth rate decreased from 17.4% for the three months ended March 31, 2006, to 9.0% for the three months ended June 30, 2006.

The sequential quarterly revenue growth rate from our web sites decreased from 18.1% for the three months ended March 31, 2006, to 10.4% for the three months ended June 30, 2006, and the sequential quarterly revenue growth rate from our Google Network members’ web sites decreased from 16.3% for the three months ended March 31, 2006, to 7.3% for the three months ended June 30, 2006. These decreases in the rates of sequential quarterly growth are primarily the result of our higher revenue levels and seasonal slowdowns in Internet usage and commercial queries. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Revenues realized through the Google Publication Ads Program, our radio advertising efforts, Google Video and Google Checkout were not material in any of the periods presented.

Licensing and other revenues decreased by $1.1 million or 3.9% from the three months ended March 31, 2006 to the three months ended June 30, 2006.

We believe that the increase in the number of paid clicks and ads displayed through our programs is the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, Google Network members and other partners.

In July 2006, we received final approval for settlement of the Lane’s Gift class action lawsuit in Arkansas which will require us to pay plaintiffs’ attorneys’ fees of $30 million and issue total AdWords credits of no more than $60 million. The AdWords credits will be accounted for as a reduction to revenues in the periods they are redeemed. Further discussion of the settlement of the Lane’s Gift class action lawsuit is provided below under General and Administrative.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Three Months Ended			Six Months Ended
	June 30, 2005	March 31, 2006	June 30, 2006	June 30, 2005	June 30, 2006
	(unaudited)
United States	61%	58%	58%	61%	58%
United Kingdom	14%	15%	15%	14%	15%
Rest of the world	25%	27%	27%	25%	27%

The growth in international revenues in the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005 resulted largely from increased acceptance of our advertising programs and increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British Pound) in the three months ended June 30, 2006 compared to the three months ended March 31, 2006 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $26.5 million or 1.1% lower. The strength of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British Pound) in the three months ended June 30, 2006 compared to the three months ended June 30, 2005 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $18.1 million or 0.7% higher.

While international revenues in each of the periods presented accounted for far less than half of our total revenues, more than half of our user traffic during these periods came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2006 or thereafter. See Note 10 of Notes to Condensed Consolidated Financial Statements included as part of this Form 10-Q for additional information about geographic areas.

Costs and Expenses

Cost of Revenues. Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to Google Network members and to certain partners who distribute our toolbar and other products or otherwise direct search queries to our web site. These amounts are primarily based on our revenue share arrangements (including toolbar and other product distribution deals which are revenue sharing in nature) with our Google Network members and other partners. In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to a Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site or the actual revenue share amounts, whichever is greater. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements.

The following table presents our traffic acquisition costs (dollars in millions), and traffic acquisition costs as a percentage of advertising revenues, for the periods presented.

	Three Months Ended			Six Months Ended
	June 30, 2005	March 31, 2006	June 30, 2006	June 30, 2005	June 30, 2006
	(unaudited)
Traffic acquisition costs	$494.3	$722.7	$785.2	$956.1	$1,507.9
Traffic acquisition costs as a percentage of advertising revenues	36.1%	32.5%	32.3%	36.7%	32.4%

In addition, other cost of revenues includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions.

Cost of revenues increased by $84.9 million to $989.0 million (or 40.3% of revenues) in the three months ended June 30, 2006, from $904.1 million (or 40.1% of revenues) in the three months ended March 31, 2006. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs. There was an increase in traffic acquisition costs of $62.4 million primarily as a result of more advertiser fees generated through our AdSense program, and to a much lesser extent an increase in payments made to partners under certain toolbar distribution and other arrangements where search queries are directed to our web site. These partner arrangements ultimately require us to pay our partners a portion of the related fees we receive from our advertisers as a result of ads clicked by, or displayed to, users who initiated their searches from these distributed toolbars or other products; accordingly, we classify the expense as traffic acquisition costs. The increase in cost of revenues is also attributable to an increase in data center costs of $18.7 million primarily as a result of the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. The increase in cost of revenues as a percentage of revenues was primarily the result of the depreciation of additional information technology assets purchased in the current and prior periods and other additional data center costs which more than offset the proportionately greater revenues from our web sites compared to our Google Network members’ web sites. Traffic acquisition costs as a percentage of advertising revenues decreased from 32.5% in the three months ended March 31, 2006 to 32.3% in the three months ended June 30, 2006. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased by $390.9 million to $989.0 million (or 40.3% of revenues) in the three months ended June 30, 2006, from $598.1 million (or 43.2% of revenues) in the three months ended June 30, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs and additional credit card and other transaction fees. There was an increase in traffic acquisition costs of $290.8 million primarily resulting from more advertiser fees generated through our AdSense program, and to a much lesser extent an increase in payments made to partners under certain toolbar distribution and other arrangements where search queries are directed to our web site and an increase in data center costs of $68.5 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $12.9 million resulting from more advertiser fees being generated through AdWords. The decrease in cost of revenues as a percentage of revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Traffic acquisition costs as a percentage of advertising revenues decreased from 36.1% in the three months ended June 30, 2005 to 32.3% in the three months ended June 30, 2006. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, and an increase in the proportion of our AdSense revenues coming from agreements with more favorable revenue share arrangements.

Cost of revenues increased by $748.3 million to $1,893.2 million (or 40.2% of revenues) in the six months ended June 30, 2006, from $1,144.9 million (or 43.4% of revenues) in the six months ended June 30, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs and additional credit card and other transaction fees. There was an increase in traffic acquisition costs of $551.8 million primarily resulting from more advertiser fees generated through our AdSense program, and to a much lesser extent an increase in payments made to partners under certain toolbar distribution and other arrangements where search queries are directed to our web site, and an increase in data center costs of $129.5 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $27.7 million resulting from more advertiser fees being generated through AdWords, an increase in expenses related to acquiring content on our web sites of $18.5 million as well as an increase in the amortization of developed technology of $9.9 million resulting from acquisitions in the current and prior years. The decrease in cost of revenues as a percentage of revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Traffic acquisition costs as a percentage of advertising revenues decreased from 36.7% in the six months ended June 30, 2005 to 32.4% in the six months ended June 30, 2006. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, and an increase in the proportion of our AdSense revenues coming from agreements with more favorable revenue share arrangements.

We expect cost of revenues to continue to increase in dollars in 2006 compared to 2005, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, including transaction processing fees related to Google Checkout, and other costs. However, traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

•	the relative growth rates of revenues from our web sites and from our Google Network members’ web sites;

•	whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements,

•	whether we are able to continue to improve the monetization of traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments; and

•	whether we share with existing and new partners proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our web sites.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased by $36.0 million to $282.6 million (or 11.5% of revenues) in the three months ended June 30, 2006, from $246.6 million (or 10.9% of revenues) in the three months ended March 31, 2006, primarily due to an increase in labor and facilities related costs of $30.0 million as a result of a 16% increase in research and development headcount. In addition, there was an increase in depreciation and related expenses of $7.4 million primarily as a result of additional information technology assets purchased over the six-month period ended June 30, 2006.These increases were partially offset by a decrease in stock-based compensation expense of $2.5 million (see detailed discussion below).

Research and development expenses increased by $159.5 million to $282.6 million (or 11.5% of revenues) in the three months ended June 30, 2006, from $123.1 million (or 8.9% of revenues) in the three months ended June 30, 2005, primarily due to an increase in labor and facilities related costs of $87.4 million as a result of a 108% increase in research and development headcount, and an increase in stock-based compensation cost of $43.2 million (see detailed discussion below). In addition, there was an increase in depreciation and related expenses of $14.9 million primarily as a result of additional information technology assets purchased over the fifteen-month period ended June 30, 2006, an increase of $5.9 million in professional services and an increase of $4.6 million in the amortization of developed technology acquired in current and prior years.

Research and development expenses increased by $297.4 million to $529.2 million (or 11.2% of revenues) in the six months ended June 30, 2006, from $231.8 million (or 8.8% of revenues) in the six months ended June 30, 2005, primarily due to an increase in labor and facilities related costs of $156.6 million as a result of a 108% increase in research and development headcount, and an increase in stock-based compensation cost of $87.0 million (see detailed discussion below). In addition, there was an increase in depreciation and related expenses of $26.0 million primarily as a result of additional information technology assets purchased over the eighteen-month period ended June 30, 2006, an increase of $12.2 million in amortization of developed technology acquired in current and prior years and an increase in professional services of $9.7 million.

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

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures, including certain toolbar and other product distribution deals under which search queries are directed to our web site. These product distribution arrangements typically require us to pay our partners a fee for each product distributed.

Sales and marketing expenses increased $5.5 million to $196.4 million (or 8.0% of revenues) in the three months ended June 30, 2006, from $190.9 million (or 8.5% of revenues) in the three months ended March 31, 2006, primarily due to an increase in labor and facilities related costs of $15.9 million mostly as a result of an 18% increase in sales and marketing headcount. This increase was partially offset by a decrease in conference related expenses of $9.3 million due to our annual sales conference being held in the first quarter of 2006 and a decrease in stock-based compensation expense of $1.6 million (see detailed discussion below).

Sales and marketing expenses increased $91.9 million to $196.4 million (or 8.0% of revenues) in the three months ended June 30, 2006, from $104.5 million (or 7.5% of revenues) in the three months ended June 30, 2005. This increase was primarily due to an increase in labor and facilities related costs of $49.5 million mostly as a result of a 71% increase in sales and marketing headcount, an increase in promotional and advertising expenses of $26.6 million, a majority of which were related to Google Toolbar and other product distribution costs, an increase of $6.8 million in stock-based compensation (see detailed discussion below), an increase in travel-related expenses of $3.8 million and an increase in depreciation and related expenses of $3.2 million.

Sales and marketing expenses increased $193.3 million to $387.3 million (or 8.2% of revenues) in the six months ended June 30, 2006, from $194.0 million (or 7.3% of revenues) in the six months ended June 30, 2005. This increase was primarily due to an increase in labor and facilities related costs of $90.0 million mostly as a result of a 71% increase in sales and marketing headcount, an increase in promotional and advertising expenses of $61.5 million, a majority of which were related to Google Toolbar and other product distribution costs, an increase of $16.2 million in stock-based compensation (see detailed discussion below), an increase in expenses associated with our annual sales conference held in the first quarter of each year of approximately $8.0 million, an increase in depreciation and related expenses of $6.7 million and an increase in travel-related expenses of $6.4 million.

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

General and administrative expenses increased $3.2 million to $172.6 million (or 7.0% of revenues) in the three months ended June 30, 2006, from $169.4 million (or 7.5% of revenues) in the three months ended March 31, 2006. There was an increase in labor and facilities related costs of $12.4 million primarily as a result of 19% increase in headcount and an increase in our professional services spending of $11.4 million primarily due to an increase in legal and consulting expenses. In addition, depreciation and related expenses increased by $7.6 million and travel related expenses increased $1.5 million. The additional personnel and depreciation and related expenses are the result of the growth of our business. These amounts were offset because we recognized a charge of $30.0 million in the three months ended March 31, 2006 for plaintiffs’ attorneys’ fees due to the settlement of the Lane’s Gift class action lawsuit.

General and administrative expenses increased $89.6 million to $172.6 million (or 7.0% of revenues) in the three months ended June 30, 2006, from $83.0 million (or 6.0% of revenues) in the three months ended June 30, 2005. There was an increase in labor and facilities related costs of $36.8 million, primarily as a result of a 93% increase in headcount, an increase in professional services fees of $20.0 million, an increase in depreciation and related expenses of $16.9 million, an increase in stock based compensation of $10.5 million (see detailed discussion below) and an increase in travel-related expenses of $2.7 million. The additional personnel, professional services, depreciation and related and travel expenses are the result of the growth of our business.

General and administrative expenses increased $190.2 million to $342.0 million (or 7.3% of revenues) in the six months ended June 30, 2006, from $151.8 million (or 5.7% of revenues) in the six months ended June 30, 2005. There was an increase in professional services fees of $67.4 million which included the $30.0 million plaintiffs’ attorneys’ expenses related to the settlement of the Lane’s Gift class action lawsuit recognized in the three months ended March 31, 2006, an increase in labor and facilities related costs of $66.1 million, primarily as a result of a 93% increase in headcount from June 30, 2005 to June 30, 2006, and an increase in depreciation and related cost of $26.7 million. In addition, stock based compensation increased $22.4 million (see detailed discussion below) and travel-related expenses increased $4.1 million. The additional personnel, professional services and depreciation and related expenses are the result of the growth of our business.

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

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation which had been netted against additional paid-in capital on January 1, 2006, as reflected in the accompanying Condensed Consolidated Balance Sheet at June 30, 2006.

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

Stock-based compensation decreased $5.6 million to $109.1 million (or 4.4% of revenues) in the three months ended June 30, 2006 from $114.7 million (or 5.1% of revenues) in the three months ended March 31, 2006. This decrease was primarily due to lower expense recognized on awards granted prior to January 1, 2006 that were under the accelerated method, which more than offset the additional expense associated with awards granted after January 1, 2006 that are under the straight-line method.

Stock-based compensation increased $61.8 million to $109.1million (or 4.4% of revenues) in the three months ended June 30, 2006 from $47.3 million (or 3.4% of revenues) in the three months ended June 30, 2005. This increase was primarily resulted from our adoption of SFAS 123R on January 1, 2006 under which stock-based compensation was recognized using the fair-value-based method as compared to the intrinsic value method under APB 25.

Stock-based compensation increased $127.6 million to $223.8 million (or 4.8% of revenues) in the six months ended June 30, 2006 from $96.2 million (or 3.6% of revenues) in the six months ended June 30, 2005. This increase was primarily resulted from our adoption of SFAS 123R on January 1, 2006 under which stock-based compensation was recognized using the fair-value-based method as compared to the intrinsic value method under APB 25.

We expect stock-based compensation to be approximately $375.3 million in 2006 and $472.9 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to June 30, 2006 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different than we have anticipated stock-based compensation related to these awards will be different from our expectations.

At December 31, 2005, there were 202,090 unvested options held by non-employees with a weighted-average exercise price of $3.59 and a weighted-average 25 months remaining vesting period. These options generally vest on a monthly and ratable basis. No options or other stock awards that vest over time were granted to non-employees in the six months ended June 30, 2006.

Interest Income and Other, Net

Interest income and other of $160.8 million in the three months ended June 30, 2006 was primarily comprised of $103.0 million of interest income earned on our cash, cash equivalents and marketable securities balances. In addition, we recognized a $54.9 million gain from the sale of our investment in Baidu. We also recognized $4.2 million of net foreign exchange gains as a result of (i) the forward contracts that we entered into to purchase U.S. dollars with foreign currencies to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies.

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

Interest income and other of $228.7 million in the six months ended June 30, 2006 was primarily the result of $181.9 million of interest income earned on cash, cash equivalents and marketable security balances. In addition, we recognized $46.8 million of net gains on sales of marketable securities primarily as a result of the sale of our investment in Baidu as noted above.

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

Provision for Income Taxes

Our provision for income taxes increased to $255.1 million, or an effective tax rate of 26.1%, in the three months ended June 30, 2006, from $218.3 million, or an effective tax rate of 26.9%, in the three months ended March 31, 2006. The increase in our provision for income taxes primarily resulted from increases in federal and state income taxes, driven by higher taxable income period over period. There were no significant discrete items that impacted the effective tax rate in the three months ended March 31, 2006 and in the three months ended June 30, 2006.

Our provision for income taxes increased to $255.1 million, or an effective tax rate of 26.1% in the three months ended June 30, 2006, from $152.6 million, or an effective tax rate of 30.8% in the three months ended June 30, 2005, primarily due to increases in federal and state income taxes, driven by higher taxable income period over period, partially offset by proportionately more earnings expected to be realized in countries where we have lower statutory tax rates in 2006 compared to 2005 as of June 30, 2006 and 2005.

Our provision for income taxes increased to $473.4 million, or an effective tax rate of 26.5% in the six months ended June 30, 2006, from $239.9 million, or an effective tax rate of 25.2% in the six months ended June 30, 2005, primarily due to increases in federal and state income taxes, driven by higher taxable income period over period, partially offset by proportionately more earnings expected to be realized in countries where we have lower statutory tax rates in 2006 compared to 2005 as of June 30, 2006 and 2005. Also, in the six months ended June 30, 2005, we realized a $49.6 million reduction to our tax provision as a result of disqualifying dispositions related to our incentive stock options. Our provision for income taxes in the six months ended June 30, 2006 was not materially affected by disqualifying dispositions related to incentive stock options.

We expect our effective tax rate in 2006 to be at or below 30%; however it could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

In summary, our cash flows were:

	Six Months Ended June 30,
	2005	2006
	(in thousands)
Net cash provided by operating activities	$1,154,241	$1,665,390
Net cash used in investing activities	(820,827)	(3,956,255)
Net cash provided by financing activities	11,461	2,418,952

As a result of the completion of our initial public offering in August 2004 and our follow-on public stock offerings in September 2005 and April 2006, we raised $1,161.1 million, $4,287.2 million and $2,063.8 million of net proceeds. At June 30, 2006, we had $9,821.6 million of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies. Note 2 of Notes to Condensed Consolidated Financial Statements included as part of this report describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At June 30, 2006 and December 31, 2005, we had unused letters of credit for approximately $5.9 million and $14.6 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2006 was $1,665.4 million and consisted of net income of $1,313.4 million, adjustments for non-cash items of $465.2 million and cash used in working capital and other activities of $113.2 million. Adjustments for non-cash items primarily consisted of $206.1 million of depreciation expense on property and equipment and $223.8 million of stock-based compensation. In addition, working capital activities primarily consisted of an increase of $193.2 million in accounts receivable due to the growth in fees billed to our advertisers partially offset by an increase of $63.9 million in accounts payable due to the increase in purchases of property and equipment and other general expenditures.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. In compliance with the modified prospective transition method under SFAS 123R, the excess tax benefits from stock-based award activity generated in the six months ended June 30, 2006 and in the six months ended June 30, 2005 are reported as a cash flow from financing activities and a cash flow from operating activities, respectively.

Cash provided by operating activities in the six months ended June 30, 2005 was $1,154.2 million and consisted of net income of $712.0 million, adjustments for non-cash items of $415.5 million and $26.7 million provided by working capital and other activities. Adjustments for non-cash items primarily included $103.4 million of depreciation expense on property and equipment and $96.2 million of stock-based compensation. In addition, adjustments for non-cash items included $196.2 million of excess tax benefits from stock-based award activity, which represents a portion of the $294.8 million of income taxes receivable that we recorded over the first half of 2005 related to the exercise, sale or vesting of these awards. Working capital activities primarily consisted of an increase of $104.6 million in accounts receivable due to the growth in fees billed to our advertisers. This was partially offset by an increase of $72.8 million in accounts payable due to the increase in purchases of property and equipment and other general expenditures.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, since we have become a public company our cash-based compensation per employee has increased and will likely continue to increase (primarily in the form of variable bonus awards and other incentive arrangements) in order to retain and attract employees.

Cash used in investing activities in the six months ended June 30, 2006 of $3,956.3 million was attributable to

•	net purchases of marketable securities of $1,719.6 million primarily driven by the additional cash raised from our follow-on public stock offering in April 2006,

•	cash consideration used in acquisitions and other investments of $1,192.7 million primarily related to our $1.0 billion investment in America Online, Inc. and to a lesser extent, the acquisition of dMarc Broadcasting, Inc., and

•	capital expenditures of $1,043.9 million including $319.0 million related to real estate purchases in Mountain View, CA. Approximately half of the dollar amount of these real estate purchases were related to a facility we had been renting under an operating lease.

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

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire engineering teams, technologies and other assets. As noted above, in April 2006 we completed our equity investment in America Online, Inc. for $1.0 billion in cash. Also in connection with the acquisition of dMarc Broadcasting, Inc., we are obligated to make additional cash payments of up to $1,136.0 million if certain performance targets are met through December 31, 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Also, as part of our philanthropic program, we expect to make equity and other investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these investments to be made primarily in cash and to be approximately $175 million over the three years ended December 31, 2008.

Cash provided by financing activities in the six months ended June 30, 2006 of $2,419.0 million was due primarily to (i) net proceeds of $2,063.8 million raised from the follow-on stock offering , (ii) excess tax benefits of $258.1 million from stock-based award activity during the period, which also represents a portion of the $275.2 million reduction to our income taxes payable related to the exercise, sale or vesting of these stock-based awards and (iii) net proceeds from the issuance of common stock pursuant to stock option exercises of $97.1 million. Cash provided by financing activities in the six months ended June 30, 2005 of $11.5 million was due primarily to net proceeds from the issuance of common stock pursuant to stock option exercises of $13.1 million, net of purchases, offset by repayment of equipment loan and lease obligations of $1.6 million.

Contractual Obligations

We are obligated under certain agreements to make guaranteed minimum revenue share payments to Google Network members and certain partners based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At June 30, 2006, our aggregate outstanding non-cancelable minimum guarantee commitments totaled $202.5 million through 2008 compared to $234.3 million at December 31, 2005. These amounts do not include payments related to toolbar and other product distribution arrangements.

On August 7, 2006, we entered into an agreement with News Corporation’s Fox Interactive Media whereby we agreed to provide search and advertising services to Fox Interactive Media’s network of web properties including MySpace.com. Under the terms of the agreement, we will be obligated to make guaranteed minimum revenue share payments to Fox Interactive Media of $900 million based on Fox Interactive Media achieving certain traffic and other commitments. These guaranteed minimum revenue share payments are expected to be made over the period beginning in the first quarter of 2007 and ending in the second quarter of 2010.

In March 2006, we entered into certain commercial arrangements with AOL under which we are obligated over a five year term to make up to $100 million of co-marketing payments (but not to exceed $20 million per year plus any amounts not spent in prior years) and issue up to $300 million of AdWords credits (but not to exceed $60 million per year plus any credits not redeemed in prior years). See also Note 3 of Notes to Condensed Consolidated Financial Statements included as part of this Report on Form 10-Q for additional information about our arrangements with AOL.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 26.1%, 26.5% and 31.6% for the three and six months ended June 30, 2006 and for the year ended December 31, 2005. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Effect of a Recent Accounting Pronouncement

In July, 2006 the FASB issued Financial Interpretation Number 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are still evaluating what impact, if any, the adoption of this interpretation will have on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British Pound, the Euro, the Canadian Dollar and the Japanese Yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The vehicle we use is forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with Euros was $602.0 million at June 30, 2006. The notional principal of forward foreign exchange contracts to purchase Euros with British Pounds was €115.6 million at June 30, 2006. There were no other forward exchange contracts outstanding at June 30, 2006.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. We recognized translation gains of $11.1 million in the six months ended June 30, 2006 primarily a result of generally strengthening foreign currencies against the U.S. dollar.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $26.0 million and $2.2 million at June 30, 2006 and December 31, 2005. The adverse impact at June 30, 2006 is after consideration of the offsetting effect of approximately $68.8 million and $63.3 million from forward exchange contracts in place for the month of June 2006 and December 2005. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $68.9 million and $60.4 million at June 30, 2006 and December 31, 2005.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our financial position, results of operations or cash flows in a particular period. See the risk factors “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” and “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” in Item 1A of this Quarterly Report on Form 10-Q.

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

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has announced plans to develop features that make web search a more integrated part of its Windows operating system or other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Both Microsoft and Yahoo have more employees than we do. Microsoft also has significantly more cash resources than we do. Both of these companies also have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results compared to ours or leverage their platforms or products to make their web search services easier to access than ours, we could experience a significant decline in user traffic. Any such decline in traffic could negatively affect our revenues.

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

We also compete with destination web sites that seek to increase their search-related traffic. These destination web sites may include those operated by Internet access providers, such as cable and DSL service providers. Because our users need to access our services through Internet access providers, they have direct relationships with these providers. If an access provider or a computer or computing device manufacturer offers online services that compete with ours, the user may find it more convenient to use the services of the access provider or manufacturer. In addition, the access provider or manufacturer may make it hard to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings, or may charge users to access our web sites or the web sites of our Google Network members. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than we are in tailoring services and advertisements to the specific tastes of the user.

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

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites or as ads are displayed represented 44% of our revenues in 2005 and 41% of our revenues in the six months ended June 30, 2006. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, AOL, primarily through our AdSense program, accounted for approximately 9% and 7% of our revenues in 2005 and in the six months ended June 30, 2006, respectively. We recently entered into an arrangement with AOL and Time Warner under which we acquired a five percent indirect equity interest in AOL in exchange for $1 billion in cash and expanded our strategic alliance with AOL. If our relationship with AOL were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

Although we only opened our first office outside the U.S. in 2001, international revenues accounted for approximately 42% of our total revenues in the first six months of 2006 and more than half of our user traffic came from outside the U.S. during this period. We have only limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

The provision of our products and services depends on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have increasing market power in the broadband and Internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission and under legislation being considered by the U.S. Congress. While interference with access to our popular products appears unlikely, such carrier interference with our online products or services could result in a loss of existing users and advertisers, increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of July 2006, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock and Class B common stock representing approximately 75% of the voting power of our outstanding capital stock. In particular, as of December 31, 2005, our two founders and our CEO, Larry, Sergey and Eric, controlled approximately 86% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended June 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – 30	—	$—	—	—
May 1 – 31	26,408	$0.47	—	—
June 1 – 30	1,706	$0.62	—	—
Total	28,114	$0.48	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2006 Annual Meeting of Stockholder on May 11, 2006 at our corporate headquarters at 1600 Amphitheatre Parkway, Mountain View, California 94043. The following proposals were submitted to the shareholders:

•	the election of eleven directors to serve for the ensuing year or until their successors are duly elected and qualified,

•	the ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2006,

•	the approval of an amendment to our 2004 Stock Plan to increase the number of authorized shares of Class A common stock issuable under the 2004 Stock Plan from 13,431,660 to 17,931,660 shares, and

•	to consider a stockholder proposal to adopt a recapitalization plan for our dual class common stock.

Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share and vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. The holders of our common stock voted as follows:

Board of Director Election Results

	Votes For	Votes Against
Eric Schmidt	946,690,255	590,100
Larry Page	946,668,870	611,485
Sergey Brin	946,683,647	596,708
Shirley M. Tilgeman	945,776,426	1,503,929
L. John Doerr	943,834,882	4,445,473
John L. Hennessy	943,202,432	4,077,923
Arthur D. Levinson	945,547,135	1,733,220
Ann Mather	945,105,330	2,175,025
Michael Moritz	945,641,412	1,638,943
Paul S. Otellini	945,610,892	1,669,463
K. Ram Shriram	946,679,353	601,022

The eleven nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting or until his or her successor is elected and qualified.

Ratification of Ernst & Young LLP as Google’s independent registered public accounting firm

The results of the voting included 946,743,760 votes for, 474,550 votes against, 62,045 votes abstained, and 0 votes were non-votes. The appointment was ratified.

Approval of Amendment to Google’s 2004 Stock Plan

The results of the voting included 817,746,199 votes for, 88,531,791 votes against, 312,769 votes abstained, and 40,689,596 votes were non-votes. The amendments were approved.

Stockholder Proposal relating to the Recapitalization of Google’s Dual Class Common Stock

The results of the voting included 64,783,753 votes for, 841,451,305 votes against, 312,702 votes abstained, and 40,689,595 votes were non-votes. The stockholder proposal was not approved.

ITEM 6. EXHIBITS

Exhibit Number	Description	Location of Exhibit Incorporated by reference herein
		Form	Date

10.02.1*	1998 Stock Plan, as amended

10.03.1*	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended

10.04.1*	2000 Stock Plan, as amended

10.05.1*	2003 Stock Plan, as amended

10.06.1*	2003 Stock Plan (No. 2), as amended

10.07.1*	2003 Stock Plan (No. 3), as amended

10.12.1*	Ignite Logic, Inc. 2003 Equity Incentive Plan, as amended

10.13.1*	Lifescape Solutions, Inc. 2001 Stock Plan, as amended

10.15.1*	Keyhole, Inc. 2000 Equity Incentive Plan, as amended

10.24*	Purchase and Sale Agreement dated June 9, 2006 by and among WXIII/Amphitheatre Realty, L.L.C., WXIII/Crittenden Realty A/B, L.L.C., WXIII/Crittenden Realty C, L.L.C., and WXIII/Crittenden Realty D, L.L.C. and Google Inc.

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: August 9, 2006	By:	/S/ ERIC SCHMIDT
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description	Location of Exhibit Incorporated by reference herein
		Form	Date

10.02.1*	1998 Stock Plan, as amended

10.03.1*	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended

10.04.1*	2000 Stock Plan, as amended

10.05.1*	2003 Stock Plan, as amended

10.06.1*	2003 Stock Plan (No. 2), as amended

10.07.1*	2003 Stock Plan (No. 3), as amended

10.12.1*	Ignite Logic, Inc. 2003 Equity Incentive Plan, as amended

10.13.1*	Lifescape Solutions, Inc. 2001 Stock Plan, as amended

10.15.1*	Keyhole, Inc. 2000 Equity Incentive Plan, as amended

10.24*	Purchase and Sale Agreement dated June 9, 2006 by and among WXIII/Amphitheatre Realty, L.L.C., WXIII/Crittenden Realty A/B, L.L.C., WXIII/Crittenden Realty C, L.L.C., and WXIII/Crittenden Realty D, L.L.C. and Google Inc.

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.
‡	Furnished herewith.