Form 10-Q
period 2006-09-30
Google Inc.
filed 2006-11-08
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

At October 31, 2006, the number of shares outstanding of Google’s Class A common stock was 223,387,165 shares and the number of shares outstanding of Google’s Class B common stock was 82,769,908 shares.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOOGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,877,174	$3,038,341
Marketable securities	4,157,073	7,390,374
Accounts receivable, net of allowance of $14,852 and $20,870	687,976	1,031,055
Deferred income taxes, net	49,341	51,532
Prepaid revenue share, expenses and other assets	229,507	346,941

Total current assets	9,001,071	11,858,243
Deferred income taxes, net, non-current	—	49,643
Prepaid revenue share, expenses and other assets, non-current	16,941	67,890
Non-marketable equity securities	14,369	1,028,591
Property and equipment, net	961,749	2,174,314
Intangible assets, net	82,783	177,406
Goodwill	194,900	337,145

Total assets	$10,271,813	$15,693,232

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,575	$207,348
Accrued compensation and benefits	198,788	212,594
Accrued expenses and other current liabilities	114,377	212,123
Accrued revenue share	215,771	307,010
Deferred revenue	73,099	88,359
Income taxes payable	27,774	188,613

Total current liabilities	745,384	1,216,047
Deferred revenue, long-term	10,468	16,794
Deferred income taxes, net	35,419	—
Other long-term liabilities	61,585	63,304
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value: 9,000,000 shares authorized and 293,027 (201,266 Class A and 91,761 Class B) and 304,260 (220,441 Class A and 83,819 Class B) shares issued and outstanding, excluding 3,303 and 912 shares subject to repurchase at December 31, 2005 and September 30, 2006	293	304
Additional paid-in capital	7,477,792	10,289,724
Deferred stock-based compensation	(119,015)	—
Accumulated other comprehensive income	4,019	4,462
Retained earnings	2,055,868	4,102,597

Total stockholders’ equity	9,418,957	14,397,087

Total liabilities and stockholders’ equity	$10,271,813	$15,693,232

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(unaudited)
Revenues	$1,578,456	$2,689,673	$4,219,468	$7,399,419
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $1,328, $2,149, $3,925 and $6,754) (1)	655,154	1,048,728	1,800,053	2,941,879
Research and development (including stock-based compensation expense of $26,072, $61,714, $82,733 and $205,364) (1)	177,793	312,632	409,639	841,783
Sales and marketing (including stock-based compensation expense of $6,491, $14,673, $20,549 and $44,887) (1)	111,487	206,972	305,521	594,312
General and administrative (including stock-based compensation expense of $12,417, $21,324, $35,348 and $66,668) (1)	104,851	190,010	256,616	532,043

Total costs and expenses	1,049,285	1,758,342	2,771,829	4,910,017

Income from operations	529,171	931,331	1,447,639	2,489,402
Interest income and other, net	20,797	108,180	54,205	336,904

Income before income taxes	549,968	1,039,511	1,501,844	2,826,306
Provision for income taxes	168,786	306,150	408,655	779,577

Net income	$381,182	$733,361	$1,093,189	$2,046,729

Net income per share:
Basic	$1.39	$2.42	$4.04	$6.83

Diluted	$1.32	$2.36	$3.80	$6.64

Number of shares used in per share calculations:
Basic	275,130	303,400	270,655	299,569

Diluted	289,673	310,574	287,841	308,245

(1)	Stock-based compensation recognized in the three and nine months ended September 30, 2005, accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, has been reclassified to these expense lines to conform with the presentation in the three and nine months ended September 30, 2006. As discussed in Note 1 of the accompanying notes, stock-based compensation for the three and nine months ended September 30, 2006, is presented in conformity with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (as revised), Share-Based Payment.

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2005	2006
	(unaudited)
Operating activities
Net income	$1,093,189	$2,046,729
Adjustments:
Depreciation of property and equipment	171,107	335,629
Amortization of intangibles and warrants	27,980	47,060
In-process research and development	20,812	10,800
Stock-based compensation	142,555	323,673
Excess tax benefits from stock-based award activity	271,700	(329,068)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(225,083)	(343,356)
Income taxes, net	127,835	528,493
Prepaid revenue share, expenses and other assets	(24,645)	(267,759)
Accounts payable	54,694	91,198
Accrued expenses and other liabilities	66,555	124,640
Accrued revenue share	52,577	90,856
Deferred revenue	21,712	10,819

Net cash provided by operating activities	1,800,988	2,669,714

Investing activities
Purchases of property and equipment	(592,386)	(1,536,160)
Purchases of marketable securities	(4,992,995)	(23,151,347)
Maturities and sales of marketable securities	4,627,212	19,888,930
Investments in non-marketable equity securities	(10,000)	(1,014,222)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(41,748)	(257,812)

Net cash used in investing activities	(1,009,917)	(6,070,611)

Financing activities
Net proceeds from stock-based award activity	33,546	155,551
Net proceeds from stock offerings	4,287,621	2,063,751
Excess tax benefits from stock-based award activity	—	329,068
Payments of principal on capital leases and equipment loans	(1,413)	—

Net cash provided by financing activities	4,319,754	2,548,370

Effect of exchange rate changes on cash and cash equivalents	(19,129)	13,694

Net increase (decrease) in cash and cash equivalents	5,091,696	(838,833)
Cash and cash equivalents at beginning of year	426,873	3,877,174

Cash and cash equivalents at end of period	$5,518,569	$3,038,341

Supplemental disclosures of cash flow information
Cash paid for interest	$94	$206

Cash paid for income taxes	$5,588	$350,703

Acquisition related activities:
Issuance of equity in connection with acquisitions, net of deferred stock-based compensation	$15,237	$—

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

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of September 30, 2006, the Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2005 and 2006, and the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2006, are unaudited. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2006, our results of operations for the three and nine months ended September 30, 2005 and 2006, and our cash flows for the nine months ended September 30, 2005 and 2006. The results of operations for the three and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

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

Revenue Recognition

The following table presents our revenues (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(Unaudited)
Advertising revenues:
Google web sites	$884,679	$1,625,977	$2,278,848	$4,355,754
Google Network web sites	675,012	1,037,022	1,889,369	2,961,965

Total advertising revenues	1,559,691	2,662,999	4,168,217	7,317,719
Licensing and other revenues	18,765	26,674	51,251	81,700

Revenues	$1,578,456	$2,689,673	$4,219,468	$7,399,419

In the first quarter of 2000, we introduced our first advertising program through which we offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages and we recognized revenue at the time these ads appeared. In

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. AdWords is also available through our direct sales force. AdWords advertisers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords exclusively on a cost-per-click basis, so that an advertiser pays us only when a user clicks on one of its ads. We recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results on Google web sites. From January 1, 2004, until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords program that enables advertisers to pay us based on the number of times their ads appear on Google Network member sites specified by the advertiser. We recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network member sites because the services have been provided, and the other criteria set forth under Staff Accounting Bulletin Topic 13: Revenue Recognition have been met, namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and collectibility is reasonably assured.

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

Google AdSense is the program through which we distribute our advertisers’ ads for display on the web sites of our Google Network members. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), we recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results or on the content pages of our Google Network members’ web sites and, for those advertisers who use our cost-per impression pricing, the fees charged advertisers each time an ad is displayed on our members’ sites. Finally, we recognize as revenues the fees charged advertisers for ads published in the magazines or broadcasted by the radio stations of our Google Network members. These revenues are reported on a gross basis principally because we are the primary obligor to our advertisers.

We generate fees from search services on a per-query basis. Our policy is to recognize revenues from per-query search fees in the period we provide the search results.

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

In the second quarter of 2006, we launched Google Checkout, an online shopping payment processing system for both consumers and merchants. We recognize as revenues the fees charged merchants on transactions processed through Google Checkout. Further, cash ultimately paid to merchants under Google Checkout promotions, including discounts provided to consumers on transactions processed through Google Checkout, are accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

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

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense arrangements and to certain other partners (our “distribution partners”)

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

who distribute our toolbar and other products (collectively referred to as “access points”) or otherwise direct search queries to our web site. These amounts are primarily based on the revenue share arrangements with our Google Network members and distribution partners. Certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively - or at all - based on revenue share. We recognize fees under these arrangements over the estimated useful lives of the access points (two years) to the extent we can reasonably estimate those lives or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred.

In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to a Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site or the actual revenue share amounts, whichever is greater. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements. Traffic acquisition costs were $529.9 million and $825.3 million in the three months ended September 30, 2005 and 2006, and $1,486.0 million and $2,333.2 million in the nine months ended September 30, 2005 and 2006.

Prepaid revenue share and distribution fees are included in prepaid revenue share, expenses and other assets on the accompanying Condensed Consolidated Balance Sheets.

In addition, cost of revenues includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions including Google Checkout transactions.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted SFAS 123R beginning January 1, 2006.

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

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation which was netted against additional paid-in capital on January 1, 2006, as reflected in the accompanying Condensed Consolidated Balance Sheet at September 30, 2006.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Also, in accordance with SFAS 123R, beginning in the first quarter of 2006 we have presented the benefits of tax deductions in excess of recognized compensation expense (“excess tax benefits from stock-based award activity”) as a cash flow from financing activities in the accompanying Condensed Consolidated Statement of Cash Flows, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. This requirement reduces and increases the amounts we record as net cash provided by operating activities and net cash provided by financing activities, respectively. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the nine months ended September 30, 2006, the amount of cash received from exercise of stock options was $178.3 million and the total tax benefit realized, including the excess tax benefit, from stock based award activity was $393.5 million.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). In accordance with this Bulletin, beginning in the first quarter of 2006, we no longer presented stock-based compensation separately on our Condensed Consolidated Statements of Income. Instead we present stock-based compensation in the same lines as cash compensation paid to the same individuals. Stock-based compensation in the three and nine months ended September 30, 2005 has been reclassified to conform to the presentation in the three and nine months ended September 30, 2006.

We account for stock awards issued to non-employees in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under SFAS 123R and EITF 96-18, we use the BSM method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair value method had been applied. If this method had been used, our net income and net income per share for the three and nine months ended September 30, 2005 would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(unaudited)
Net income, as reported	$381,182	$1,093,189
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	24,585	84,416
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(58,165)	(158,746)

Net income, pro forma	$347,602	$1,018,859

Net income per share:
As reported for prior period—basic	$1.39	$4.04
Pro forma—basic	$1.26	$3.76
As reported for prior period—diluted	$1.32	$3.80
Pro forma—diluted	$1.20	$3.54

In the three and nine months ended September 30, 2006, we recognized stock-based compensation and related tax benefits of $99.9 million ($20.9 million tax benefits) and $323.7 million ($74.2 million tax benefits), respectively.

As a result of adopting SFAS 123R, our income before income taxes and net income for the three months ended September 30, 2006, were $52.1 million and $41.2 million less than if we had continued to account for stock-based

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

compensation under APB 25; and our income before income taxes and net income for the nine months ended September 30, 2006, were $161.7 million and $127.8 million less than if we had continued to account for stock-based compensation under APB 25. Furthermore, basic and diluted earnings per share for the three months ended September 30, 2006 were $0.14 and $0.13 less than if we had continued to account for share-based compensation under APB 25; and basic and diluted earnings per share for the nine months ended September 30, 2006 were $0.43 and $0.41 less than if we had continued to account for share-based compensation under APB 25.

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

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(unaudited)
Basic and diluted net income per share:
Numerator:
Net income	$381,182	$733,361	$1,093,189	$2,046,729

Denominator:
Weighted average common shares outstanding	280,765	304,636	278,278	301,680
Less: Weighted average unvested common shares subject to repurchase or cancellation	(5,635)	(1,236)	(7,623)	(2,111)

Denominator for basic calculation	275,130	303,400	270,655	299,569
Weighted average effect of dilutive securities:
Add:
Unvested common shares subject to repurchase or cancellation	5,635	1,236	7,623	2,111
Employee stock options	8,352	5,623	9,359	6,227
Restricted shares and restricted stock units	556	315	204	338

Denominator for diluted calculation	289,673	310,574	287,841	308,245

Net income per share, basic	$1.39	$2.42	$4.04	$6.83

Net income per share, diluted	$1.32	$2.36	$3.80	$6.64

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Buildings are depreciated over periods up to 25 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Construction in process is primarily related to the construction or development of property and equipment. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use.

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

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable debt and equity securities have been classified and accounted for as available for sale. We may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. As these debt and equity securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, equity securities, as well as debt securities with maturities beyond 12 months (such as our auction rate securities) are classified as current assets under the caption marketable securities in the accompanying Condensed Consolidated Balance Sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net, in accordance with our policy and FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

Non-Marketable Equity Securities

We have accounted for non-marketable equity security investments at historical cost because we do not have significant influence over the investees. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net. We found no such impairment to our non-marketable equity securities during any of the periods presented.

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at September 30, 2006. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with foreign currencies was $477.0 million and $636.2 million at December 31, 2005 and September 30, 2006, respectively. The notional principal of forward foreign exchange contracts to purchase euros with British pounds and Japanese yen was €145.4 million (or approximately $184.6 million) at September 30, 2006. There were no other forward foreign exchange contracts outstanding at December 31, 2005 or September 30, 2006.

Legal Costs

Legal costs are expensed as incurred.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Effect of Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing whether adoption of SFAS No. 157 will have an impact on our financial statements.

Note 2. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2005	As of September 30, 2006
	(unaudited)
Cash and cash equivalents:
Cash	$1,588,515	$2,393,133
Cash equivalents:
U.S. government notes and agencies	2,281,858	445,468
Time deposits	—	150,000
Municipal securities	—	35,700
Money market funds	6,801	14,040

Total cash and cash equivalents	3,877,174	3,038,341

Marketable securities:
U.S. government notes and agencies	2,906,698	5,367,534
Municipal securities	1,203,209	1,172,840
Time deposits	—	850,000
Equity security	47,166	—

Total marketable securities	4,157,073	7,390,374

Total cash, cash equivalents and marketable securities	$8,034,247	$10,428,715

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes and agencies	$2,911,410	$418	$(5,130)	$2,906,698
Municipal securities	1,219,078	28	(15,897)	1,203,209
Equity security	5,000	42,166	—	47,166

Total marketable securities	$4,135,488	$42,612	$(21,027)	$4,157,073

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	As of September 30, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government notes and agencies	$5,371,729	$8,816	$(13,011)	$5,367,534
Municipal securities	1,176,240	889	(4,289)	1,172,840
Time deposits	850,000	—	—	850,000

Total marketable securities	$7,397,969	$9,705	$(17,300)	$7,390,374

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2005 and September 30, 2006. We found no other-than-temporary impairments to our marketable securities in the three and nine months ended September 30, 2005 and September 30, 2006. We recognized a net realized loss of $4.8 million and a net realized gain of $41.9 million on the sale of marketable securities during the three and nine months ended September 30, 2006. We recognized a net realized loss of $3.9 million and $4.6 million on the sale of marketable securities during the three and nine months ended September 30, 2005.

The following table summarizes the estimated fair value of our investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2005	As of September 30, 2006
	(Unaudited)
Due within 1 year	$970,073	$3,644,161
Due after 1 year through 5 years	2,967,148	3,148,676
Due after 5 years through 10 years	59,122	26,200
Due after 10 years	160,730	571,337

Total marketable securities	$4,157,073	$7,390,374

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2005 and September 30, 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes and agencies	$2,099,408	$(5,130)	$—	$—	$2,099,408	$(5,130)
Municipal securities	607,990	(7,705)	513,425	(8,192)	1,121,415	(15,897)

Total	$2,707,398	$(12,835)	$513,425	$(8,192)	$3,220,823	$(21,027)

	As of September 30, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes and agencies	$2,903,759	$(8,774)	$690,571	$(4,237)	$3,594,330	$(13,011)
Municipal securities	74,391	(244)	278,920	(4,045)	353,311	(4,289)

Total	$2,978,150	$(9,018)	$969,491	$(8,282)	$3,947,641	$(17,300)

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3. Investment in America Online, Inc. (AOL)

In April 2006, we completed our $1.0 billion cash purchase of a five percent equity interest in a wholly-owned subsidiary of Time Warner, Inc. that owns all of the outstanding interests of AOL. Our investment in this non-marketable equity security is accounted for at historical cost (see Note 1). In March 2006, we entered into certain commercial arrangements with AOL. We believe that the terms of the investment and commercial agreements are at fair value, and as a result, they are accounted for in accordance with their contractual terms. Further we are obligated over a five year term to make up to $100 million of co-marketing payments (but not to exceed $20 million per year plus any amounts not spent in prior years) and issue up to $300 million of AdWords credits (but not to exceed $60 million per year plus any credits not redeemed in prior years). Co-marketing costs are expensed as incurred and AdWords credits are accounted for as a reduction to revenues in the periods they are redeemed.

Note 4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Information technology assets	$949,758	$1,547,205
Construction in process	211,088	808,579
Land and buildings	124,752	372,721
Leasehold improvements	115,108	197,559
Furniture and fixtures	16,719	31,516

Total	1,417,425	2,957,580
Less accumulated depreciation and amortization	455,676	783,266

Property and equipment, net	$961,749	$2,174,314

Note 5. Acquisitions

In February 2006, we acquired all of the voting interests of dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry. This transaction was accounted for as a business combination. The purchase price was $97.6 million, and was paid in cash as of September 30, 2006. In addition, we are contingently obligated to make additional cash payments of up to $1.136 billion if certain product integration, net revenue and advertising inventory targets are met through December 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, substantially all of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when and if earned. No contingent payments were earned through September 30, 2006.

During the nine months ended September 30, 2006, we also acquired all of the voting interests of six other companies. Two of these transactions were accounted for as business combinations. Because the remaining four transactions were with companies considered to be development stage enterprises, they were accounted for as asset purchases in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total purchase price of these business combinations and asset purchases was $112.5 million paid in cash. In addition, with respect to these acquisitions, we are obligated to make additional cash payments of up to $17.9 million if certain performance targets are met through March 2010. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Substantially all of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when and if earned.

In addition, during the nine months ended September 30, 2006, we acquired certain other intangible assets for $51.7 million paid, or to be paid, in cash.

The following table summarizes the allocation of the purchase price for all of the above acquisitions (in thousands):

Goodwill	$142,245
Patents and developed technology	88,162
Customer contracts and other	53,989
Net liabilities assumed	(6,185)
Deferred tax liabilities	(27,262)
Purchased in-process research and development	10,800

Total	$261,749

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Goodwill is not deductible for tax purposes. The developed technology, customer contracts and other intangible assets have a weighted-average useful life of 3.3 years from the date of acquisition. The amortization of these intangibles is not deductible for tax purposes.

Purchased in-process research and development of $10.8 million in the nine months ended September 30, 2006 was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. This amount is included in research and development expenses on the accompanying Condensed Consolidated Statements of Income and is not deductible for tax purposes.

See Note 11 for a discussion of our planned acquisition of YouTube.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$194,900
Goodwill acquired	142,245

Balance as of September 30, 2006	$337,145

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$120,413	$46,272	$74,141
Customer contracts and other	26,145	17,503	8,642

Total	$146,558	$63,775	$82,783

	As of September 30, 2006 (unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$202,953	$79,973	$122,980
Customer contracts and other	85,755	31,329	54,426

Total	$288,708	$111,302	$177,406

Patents and developed technology and customer contracts and other have weighted-average useful lives from the date of purchase of 3.3 and 3.4 years.

Amortization expense of acquisition-related intangible assets for the three and nine months ended September 30, 2006 were $15.8 million and $47.1 million, respectively.

Amortization expense for acquisition-related intangible assets on our September 30, 2006 Condensed Consolidated Balance Sheet for each of the next five years is as follows (in thousands):

2006	$18,939
2007	71,656
2008	53,447
2009	21,758
2010	9,212
Thereafter	2,394

$177,406

Note 7. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(unaudited)
Interest income	$25,351	$108,230	$52,735	$290,341
Interest expense	(388)	(21)	(537)	(206)
Other	(4,166)	(29)	2,007	46,769

Interest income and other, net	$20,797	$108,180	$54,205	$336,904

Note 8. Commitments and Contingencies

Commitments

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

advertisements displayed. At September 30, 2006, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.05 billion through 2010 compared to $234.3 million at December 31, 2005. These amounts include our obligations under our August 2006 agreement with News Corporation’s Fox Interactive Media to make non-cancelable guaranteed minimum revenue share payments of $900 million based on Fox Interactive Media achieving certain traffic and other commitments. These amounts do not include payments related to toolbar and other product distribution arrangements as these arrangements do not include guaranteed minimum commitments.

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

Certain entities have also filed copyright claims against us, alleging that features of certain of our products, including Google Web Search, Google News, Google Video, Google Image Search, and Google Book Search, infringe their rights. In addition, our planned acquisition of YouTube may also subject us to additional copyright claims upon the closing of the transaction. Adverse results in these lawsuits may include awards of damages and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business.

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

Income Taxes

We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, the Internal Revenue Service or other tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material affect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Note 9. Stockholders’ Equity

In April 2006, we issued 5,300,000 shares of our Class A common stock upon the closing of a follow-on public stock offering for net proceeds of approximately $2.064 billion.

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan and plans assumed through acquisitions, all of which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options must generally be priced to be at least 85% of our common stock’s fair market value at the date of grant (100% in the case of incentive stock options). Options are generally granted for a term of ten years. Options granted under the Stock Plans generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with us on the date of vest. Options granted under Stock Plans other than the 2004 Stock Plan may be exercised prior to vesting. We have also issued RSUs and restricted shares under our Stock Plans. An RSU award is an agreement to issue shares of our stock at the time of vest. RSUs issued to new employees vest over four years with a yearly cliff contingent upon employment with us on the dates of vest. These RSUs vest from zero to

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

37.5 percent of the grant amount at the end of each of the four years from date of hire based on the employee’s performance. RSUs under the Founders’ Award programs are issued to individuals on teams that have made extraordinary contributions to Google. These awards vest quarterly over four years contingent upon employment with us on the dates of vest.

We estimated the fair value of each option award on the date of grant using the BSM valuation model. Our assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees applying the guidance provided by SAB 107. In addition, our assumptions about the expected term have been based on that of companies that have option vesting and contractual terms, expected stock volatility and employee demographics and physical locations that are similar to ours. We have used this comparable data because we have limited relevant historical information to support the expected exercise behavior of our employees who have been granted options recently. This relevant historical information is limited because our stock has been publicly traded only since August 2004, and the fair market value of our stock has increased substantially during this time. Accordingly, the exercise behavior of employees who have been granted options recently may be different than that of employees who have exercised their significantly in-the-money options after the initial public offering. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Forfeitures were estimated based on historical experience.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2006
	(unaudited)
Risk-free interest rate	4.0%	4.9%	3.8%	4.8%
Expected volatility	35%	34%	37%	37%
Expected life (in years)	3.2	3.9	3.1	3.4
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$86.70	$132.10	$75.31	$129.70

The following table summarizes the activity for outstanding stock options for the nine months ended September 30, 2006:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2005	18,589,646	$113.51
Granted	903,325	$393.63
Exercised	(5,836,353)	$51.77
Canceled/forfeited/expired	(338,089)	$77.82

Balance at September 30, 2006	13,318,529	$152.02	7.9	$3,110.7

Vested and exercisable as of September 30, 2006	3,545,861	$90.24	7.2	$1,105.1

Vested and expected to vest as of September 30, 2006	12,784,941	$152.02	7.9	$2,931.3

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $401.90 of our common stock on September 30, 2006.

Options outstanding at September 30, 2006 includes 911,602 options granted and exercised subsequent to March 21, 2002 that are unvested at September 30, 2006, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”). However, the computations of the weighted-average exercise prices, weighted average remaining contractual term and aggregate intrinsic value for all stock options outstanding and those exercisable do not consider these unvested shares. The aggregate intrinsic value of all options exercised during the three and nine months ended September 30, 2006 was $301.2 million and $1,163.3 million. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2006 was $114.5 million and $281.2 million.

As of September 30, 2006, there was $297.7 million of unrecognized compensation cost related to outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.0 years. To the extent forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following table summarizes the activity for our unvested restricted stock units for the nine months ended September 30, 2006:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant- Date Fair Value
	(unaudited)
Unvested at December 31, 2005	920,057	$324.38
Granted	577,795	$386.56
Vested	(176,951)	$270.18
Forfeited	(26,055)	$345.85

Unvested at September 30, 2006	1,294,846	$335.13

Expected to vest at September 30, 2006	1,224,147	$335.13

As of September 30, 2006, there was $341.0 million of unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.3 years. To the extent the actual forfeiture rate is different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes additional information regarding outstanding and exercisable stock options at September 30, 2006:

	Options Outstanding					Options Exercisable
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.08–$ 85.00	6,710,134	911,602	5,798,532	6.8	$16.33	5,655,985	$15.99
$117.84–$198.41	2,198,043	—	2,198,043	8.2	$176.08	485,176	$175.36
$205.96–$298.91	1,696,251	—	1,696,251	8.7	$273.58	399,049	273.46
$300.97-$399.00	2,166,283	—	2,166,283	9.1	$327.91	333,642	$307.32
$401.78–$471.63	547,818	—	547,818	9.5	$420.42	—	—

$ 0.08–$471.63	13,318,529	911,602	12,406,927	7.9	$152.02	6,873,852	$56.33

The number of options outstanding at September 30, 2006 includes 911,602 of options granted and exercised subsequent to March 21, 2002 that are unvested at September 30, 2006, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices and the weighted average remaining life in the table above do not consider these unvested shares. Also, the number of options exercisable at September 30, 2006 includes certain unvested options that can be early exercised.

Note 10. Information about Geographic Areas

Our chief operating decision-makers (i.e., our chief executive officer, his direct reports and our presidents) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

GOOGLE INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Revenues by geography are based on the billing addresses of the advertisers. No single foreign country, other than the United Kingdom, accounted for more than ten percent of total revenues in the three and nine months ended September 30, 2005 or 2006. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
	(unaudited)
Revenues:
United States	$957,086	$1,506,805	$2,572,156	$4,245,352
United Kingdom	233,207	422,494	618,586	1,135,314
Rest of the world	388,163	760,374	1,028,726	2,018,753

Total revenues	$1,578,456	$2,689,673	$4,219,468	$7,399,419

	As of December 31, 2005	As of September 30, 2006
		(unaudited)
Long-lived assets:
United States	$1,080,236	$3,480,374
International	190,506	354,615

Total long-lived assets	$1,270,742	$3,834,989

Note 11. Subsequent Event

We entered into an Agreement and Plan of Merger with YouTube, Inc. (YouTube) in October 2006 which we amended in November 2006. Under the terms of this agreement, as amended, we will acquire all of the outstanding equity interests of YouTube, a privately held company, for aggregate consideration of $1.65 billion. The consideration will be payable in shares of our common stock, which will be reduced to the extent we lend certain amounts of cash to YouTube prior to the closing of the acquisition. The number of shares of common stock to be issued will be based on the thirty day average closing price ending two trading days prior to the completion of the merger. We expect the transaction to close in the fourth quarter of 2006.

Michael Moritz, a member of our board of directors, is a general partner of Sequoia Capital, whose affiliates are stockholders of YouTube. Mr. Moritz recused himself from board decisions regarding this planned acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses.

•	that seasonal fluctuations in Internet usage and traditional advertising seasonality are likely to affect our business.

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites, while the rate of growth between our web sites and our Google Network members’ web sites may vary over time.

•	that our operating margin may decrease as we invest in our infrastructure.

•	that we will continue to employ a significant number of temporary employees.

•	regarding our future stock-based compensation charges.

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members.

•	that our cost of revenues will increase in 2006 primarily as a result of anticipated increases in traffic acquisition and data center costs, although traffic acquisition costs may fluctuate as a percentage of advertising revenues.

•	that research and development, sales and marketing and general and administrative expenses will increase in the future.

•	regarding our expansion and investments in international markets.

•	that the annual rate of growth in 2006 of our spending on property and equipment will be substantially greater than the annual rate of growth of our revenues.

•	regarding our income tax rates, tax liabilities and the expected higher proportion of our earnings we expect our Irish subsidiary to recognize.

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations.

•	that our cash-based compensation per employee will likely increase.

•	regarding our expected further contributions to, and investments in, philanthropic endeavors.

•	regarding our planned acquisition of YouTube.

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top Internet destination and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create and organize information that is useful to them.

•	Advertisers. We provide advertisers with several ways to deliver relevant targeted advertising including our Google AdWords program, an auction-based advertising program that enables advertisers to deliver relevant ads targeted to search results or web content, our Google Publication Ads Program, which allows our advertisers to deliver targeted ads for publication in magazines and our dMarc radio advertising program, which distributes our advertisers’ ads for broadcast by radio stations. Our advertising programs provide advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network, which is the network of on-line and off-line third parties that use our advertising programs to deliver relevant ads on their web sites, print pages or radio broadcasts.

•	Web sites. We provide the online members of our Google Network with our Google AdSense program, which is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. We share most of the fees these ads generate with our Google Network members—creating an important revenue stream for them.

Recent Developments

We entered into an Agreement and Plan of Merger with YouTube, Inc. (YouTube) in October 2006 which we amended in November 2006. Under the terms of this agreement, as amended, we will acquire all of the outstanding equity interests of YouTube, a privately held company, for aggregate consideration of $1.65 billion. The consideration will be payable in shares of our common stock, which will be reduced to the extent we lend certain amounts of cash to YouTube prior to the closing of the acquisition. The number of shares of common stock to be issued will be based on the thirty day average closing price ending two trading days prior to the completion of the merger. We expect the transaction to close in the fourth quarter of 2006.

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

For our AdSense program, our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ web sites or, for those advertisers who choose our cost-per-impression pricing, as their ads are displayed. To date, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites.

Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration web sites. The standard agreements have no stated term and are terminable at will. Agreements with our larger members are individually negotiated. The negotiated agreements vary in duration. Both the standard agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member most of the advertiser fees generated by users clicking on ads on the Google Network member’s web site or, for advertisers who choose our cost-per-impression pricing, as the ads are displayed on the Google Network member’s web site. The standard agreements have uniform revenue share terms. The non-standard agreements vary as to revenue share terms and are heavily negotiated.

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

Advertising revenues made up 99% of our revenues in the three and nine months ended September 30, 2005 and 2006. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

In the first quarter of 2006 we launched Google Video through which we make video content owned by others available for download and purchase by end users. We recognize as revenue the fees we receive from end users to the extent we are the primary obligor to them. However, to the extent we are not the primary obligor, we recognize as revenues the fees we receive from the end users net of the amounts we pay to our video content providers. Also in the second quarter of 2006, we launched Google Checkout, an online shopping payment processing system for both consumers and merchants. We recognize as revenue the fees charged merchants on transactions processed through Google Checkout. Further, cash paid to merchants under Google Checkout promotions, including discounts provided to consumers on transactions processed through Google Checkout, are accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we may take steps to improve the relevance of the ads displayed on our web sites, such as removing ads that generate low click-through rates or that send users to irrelevant or otherwise low quality sites, which could negatively affect our near-term advertising revenues.

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

From the inception of the Google Network in 2002 through the first quarter of 2004, the growth in advertising revenues from our Google Network members’ web sites exceeded that from our web sites, which had a negative impact on our operating margins. The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our web sites because most of the advertiser fees from ads served on Google Network member web sites are shared with our Google Network members. However, beginning in the second quarter of 2004, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

Our operating margin may decrease as we invest in building the necessary employee and systems infrastructures required to manage our anticipated growth. We have experienced and expect to continue to experience substantial growth in our operations as we invest significantly in our research and development programs, expand our user, advertiser and Google Network member bases and increase our presence in international markets, as well as promote the distribution of our Google toolbar and other products in order to make our services easier to access. This growth has required us to continually hire new personnel and make substantial investments in property and equipment. Our full-time employee headcount has significantly increased over the last 12 months, growing from 4,989 at September 30, 2005 to 9,378 at September 30, 2006. Also, we have employed a significant number of temporary employees in the past and expect to continue to do so in the foreseeable future. Our capital expenditures have grown from $592.4 million in the nine months ended September 30, 2005 to $1,536.2 million in the nine months ended September 30, 2006. We expect the annual growth rate of our investments in property and equipment for 2006, including information and technology infrastructure and land and buildings, to be substantially greater than our annual revenue growth rate for 2006. Our capital spending between periods may fluctuate significantly depending on the availability and price of suitable property and equipment. Management of our growth will continue to require the devotion of significant employee and other resources. We may not be able to manage this growth effectively. Finally, investments in our business are generally made with a focus on our long-term operations. Accordingly, there may be little or no linkage between our spending and our revenues in any particular quarter.

Our international revenues have grown as a percentage of our total revenues to 44% and 43% in the three and nine months ended September 30, 2006 from 39% in the three and nine months ended September 30, 2005. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2006 or thereafter.

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

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended		Nine Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	September 30, 2005	September 30, 2006
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues(1)	41.5	40.3	39.0	42.7	39.8
Research and development(1)	11.3	11.5	11.6	9.7	11.4
Sales and marketing(1)	7.1	8.0	7.7	7.2	8.0
General and administrative(1)	6.6	7.0	7.0	6.1	7.2

Total costs and expenses	66.5	66.8	65.3	65.7	66.4

Income from operations	33.5	33.2	34.7	34.3	33.6
Interest income and other, net	1.3	6.6	4.0	1.3	4.6

Income before income taxes	34.8	39.8	38.7	35.6	38.2
Provision for income taxes	10.7	10.4	11.4	9.7	10.5

Net income	24.1%	29.4%	27.3%	25.9%	27.7%

(1)	Stock-based compensation recognized in the three and nine months ended September 30, 2005, accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, has been reclassified to these expense lines to conform with the presentation in the three and nine months ended September 30, 2006. As discussed in Note 1 of the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q, stock-based compensation for the three and nine months ended September 30, 2006, is presented in conformity with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (as revised), Share-Based Payment.

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in thousands, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	September 30, 2005	September 30, 2006
Advertising revenues:
Google web sites	$884,679	$1,432,461	$1,625,977	$2,278,848	$4,355,754
Google Network web sites	675,012	996,567	1,037,022	1,889,369	2,961,965

Total advertising revenues	1,559,691	2,429,028	2,662,999	4,168,217	7,317,719
Licensing and other revenues	18,765	26,963	26,674	51,251	81,700

Revenues	$1,578,456	$2,455,991	$2,689,673	$4,219,468	$7,399,419

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	September 30, 2005	September 30, 2006
Advertising revenues:
Google web sites	56%	58%	60%	54%	59%
Google Network web sites	43	41	39	45	40

Total advertising revenues	99	99	99	99	99
Google web sites as % of advertising revenues	57	59	61	55	60
Google Network web sites as % of advertising revenues	43	41	39	45	40
Licensing and other revenues	1%	1%	1%	1%	1%

Growth in our revenues in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 and the three months ended June 30, 2006, and growth in our revenues in the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 resulted primarily from growth in advertising revenues. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic both on our web sites and those of our Google Network members, an increase in the number of Google Network members and distribution partners, certain improvements in the monetization of increased traffic on our web sites and our Google Network member sites and the continued global expansion of our products, our advertiser base and our user base. Improvements in our ability to monetize this increased traffic primarily relate to providing our end users with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. These improvements have included, for instance, reducing the number of ads on non-commercial search queries while increasing the number of ads on commercial search queries.

We believe that the increase in the number of paid clicks and ads displayed through our programs is the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners.

Our sequential quarterly revenue growth rate increased from 9.0% for the three months ended June 30, 2006, to 9.5% for the three months ended September 30, 2006.

The sequential quarterly revenue growth rate from our web sites increased from 10.4% for the three months ended June 30, 2006, to 13.5% for the three months ended September 30, 2006. This increase is primarily due to the continued global expansion of our products, our advertiser base and our user base as well as improvements in our ability to monetize traffic on our web sites, which more than offset seasonal slowdowns in Internet usage and commercial queries. The sequential quarterly revenue growth rate from our Google Network members’ web sites decreased from 7.3% for the three months ended June 30, 2006, to 4.0% for the three months ended September 30, 2006. This decrease is primarily the result of seasonal slowdowns in Internet usage and commercial queries and the measurement of the growth rate for the three months ended September 30, 2006 being based off of a higher revenue level. The sequential quarterly revenue growth rate from our web sites has been greater than that from our Google Network members’ web sites primarily as a result of a greater increase in the total number of paid clicks on our web sites, which was largely due to higher traffic growth and monetization improvements. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Revenues realized through the Google Publication Ads Program, our radio advertising efforts, Google Video and Google Checkout were not material in any of the periods presented.

Licensing and other revenues decreased by $300,000 or 1.1% from the three months ended June 30, 2006 to the three months ended September 30, 2006.

In July 2006, we received final approval for settlement of the Lane’s Gift class action lawsuit in Arkansas which required us to pay plaintiffs’ attorneys’ fees of $30 million and issue total AdWords credits of no more than $60 million. The AdWords credits are accounted for as a reduction to revenues in the periods they are redeemed.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below (unaudited).

	Three Months Ended			Nine Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	September 30, 2005	September 30, 2006
United States	61%	58%	56%	61%	57%
United Kingdom	15%	15%	16%	15%	15%
Rest of the world	24%	27%	28%	24%	28%

The growth in international revenues in the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005 resulted largely from increased acceptance of our advertising programs and increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended September 30, 2006 compared to the three months ended June 30, 2006 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $18.6 million or 0.7% lower. The weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended September 30, 2006 compared to the three months ended September 30, 2005 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $35.0 million or 1.3% lower.

While international revenues in each of the periods presented accounted for less than half of our total revenues, more than half of our user traffic during these periods came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2006 or thereafter. See Note 10 of Notes to Condensed Consolidated Financial Statements included as part of this Form 10-Q for additional information about geographic areas.

Costs and Expenses

Cost of Revenues. Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense arrangements and to certain other partners (our “distribution partners”) who distribute our toolbar and other products (collectively referred to as “access points”) or otherwise direct search queries to our web site (collectively referred to as “distribution arrangements”). These amounts are primarily based on the revenue share arrangements with our Google Network members and distribution partners. Certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. We recognize fees under these arrangements over the estimated useful lives of the access points (two years) to the extent we can reasonably estimate those lives or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred.

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

The following table presents our traffic acquisition costs (dollars in millions, unaudited), and traffic acquisition costs as a percentage of advertising revenues, for the periods presented:

	Three Months Ended			Nine Months Ended
	September 30, 2005	June 30, 2006	September 30, 2006	September 30, 2005	September 30, 2006
Traffic acquisition costs	$529.9	$785.2	$825.3	$1,486.0	$2,333.2
Traffic acquisition costs as a percentage of advertising revenues	34.0%	32.3%	31.0%	35.7%	31.9%

Other cost of revenues includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions.

Cost of revenues increased by $59.7 million to $1,048.7 million (or 39.0% of revenues) in the three months ended September 30, 2006, from $989.0 million (or 40.3% of revenues) in the three months ended June 30, 2006. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs. There was an increase in traffic acquisition costs of $40.1 million primarily as a result of more advertiser fees generated through our AdSense program, and to a lesser extent an increase of $8.2 million in fees expensed related to distribution arrangements. The increase in cost of revenues is also attributable to an increase in data center costs of $16.7 million primarily as a result of the depreciation of additional information technology assets purchased in the current and prior periods as well as additional personnel required to manage the data centers. The decrease in cost of revenues as a percentage of revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites. Traffic acquisition costs as a percentage of advertising revenues decreased from 32.3% in the three months ended June 30, 2006 to 31.0% in the three months ended September 30, 2006. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased by $393.5 million to $1,048.7 million (or 39.0% of revenues) in the three months ended September 30, 2006, from $655.2 million (or 41.5% of revenues) in the three months ended September 30, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs and additional credit card and other transaction fees. There was an increase in traffic acquisition costs of $295.4 million primarily as a result of more advertiser fees generated through our AdSense program, and to a much lesser extent an increase of $20.5 million in fees expensed related to distribution arrangements, and an increase in data center costs of $68.2 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $13.1 million resulting from more advertiser fees being generated through AdWords, as well as more transaction processing fees related to Google Checkout, an increase in expense related to acquiring content on our web sites of $9.9 million, as well as an increase in the amortization of developed technology of $4.1 million resulting from acquisitions in the current and prior years. The decrease in cost of revenues as a percentage of revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Traffic acquisition costs as a percentage of advertising revenues decreased from 34% in the three months ended September 30, 2005 to 31.0% in the three months ended September 30, 2006. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

Cost of revenues increased by $1,141.8 million to $2,941.9 million (or 39.8% of revenues) in the nine months ended September 30, 2006, from $1,800.1 million (or 42.7% of revenues) in the nine months ended September 30, 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs and additional credit card and other transaction fees. There was an increase in traffic acquisition costs of $847.2 million primarily resulting from more advertiser fees generated through our AdSense program, and to a much lesser extent an increase of $52.2 million in fees expensed related to distribution arrangements, and an increase in data center costs of $197.7 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $40.7 million resulting from more advertiser fees being generated through AdWords, an increase in expenses related to acquiring content on our web sites of $28.4 million, an increase in the amortization of developed technology of $14.1 million resulting from acquisitions in the current and prior years as well as an increase in Search Appliance costs of $6.6 million. The decrease in cost of revenues as a percentage of revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Traffic acquisition costs as a percentage of advertising revenues decreased from 35.7% in the nine months ended September 30, 2005 to 31.9% in the nine months ended September 30, 2006. The reason for this decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, and an increase in the proportion of our AdSense revenues coming from agreements with more favorable revenue share arrangements.

We expect cost of revenues to continue to increase in dollars in 2006 compared to 2005, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, including transaction processing fees related to Google Checkout, and other costs. However, traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

•	the relative growth rates of revenues from our web sites and from our Google Network members’ web sites;

•	whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements,

•	whether we are able to continue to improve the monetization of traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments;

•	whether we share with existing and new partners proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our web sites; and

•	the relative growth rates of expenses associated with distribution arrangements and the related revenues generated.

Research and Development. Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased by $30.0 million to $312.6 million (or 11.6% of revenues) in the three months ended September 30, 2006, from $282.6 million (or 11.5% of revenues) in the three months ended June 30, 2006, primarily due to an increase in labor and facilities related costs of $20.7 million as a result of a 15% increase in research and development headcount, an increase in depreciation and related expenses of $6.8 million primarily as a result of additional information technology assets purchased over the six-month period ended September 30, 2006 and an increase in in-process research and development expenses of $6.8 million. These increases were partially offset by a decrease in stock-based compensation expense of $8.8 million (see detailed discussion below).

Research and development expenses increased by $134.8 million to $312.6 million (or 11.6% of revenues) in the three months ended September 30, 2006, from $177.8 million (or 11.3% of revenues) in the three months ended September 30, 2005, primarily due to an increase in labor and facilities related costs of $75.5 million as a result of an 85% increase in research and development headcount, and an increase in stock-based compensation cost of $35.6 million (see detailed discussion below). In addition, there was an increase in depreciation and related expenses of $20.2 million primarily as a result of additional information technology assets purchased over the fifteen-month period ended September 30, 2006, an increase of $7.8 million in professional services spending, an increase of $4.8 million in the amortization of developed technology acquired in current and prior years and an increase of $3.9 million in travel-related expenses. These increases were partially offset by a decrease in in-process research and development expenses of $14.0 million.

Research and development expenses increased by $432.2 million to $841.8 million (or 11.4% of revenues) in the nine months ended September 30, 2006, from $409.6 million (or 9.7% of revenues) in the nine months ended September 30, 2005, primarily due to an increase in labor and facilities related costs of $232.2 million as a result of a 85% increase in research and development headcount, and an increase in stock-based compensation cost of $122.6 million (see detailed discussion below). In addition, there was an increase in depreciation and related expenses of $46.2 million primarily as a result of additional information technology assets purchased over the 21-month period ended September 30, 2006 and an increase in professional services spending of $17.5 million.

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

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures, including certain distribution arrangements.

Sales and marketing expenses increased $10.6 million to $207.0 million (or 7.7% of revenues) in the three months ended September 30, 2006, from $196.4 million (or 8.0% of revenues) in the three months ended June 30, 2006, primarily due to an increase in labor and facilities related costs mostly as a result of an 20% increase in sales and marketing headcount.

Sales and marketing expenses increased $95.5 million to $207.0 million (or 7.7% of revenues) in the three months ended September 30, 2006, from $111.5 million (or 7.1% of revenues) in the three months ended September 30, 2005. This increase was primarily due to an increase in labor and facilities related costs of $50.0 million mostly as a result of a 87% increase in sales and marketing headcount, an increase in promotional and advertising expenses of $25.9 million and an increase of $8.2 million in stock-based compensation (see detailed discussion below).

Sales and marketing expenses increased $288.8 million to $594.3 million (or 8.0% of revenues) in the nine months ended September 30, 2006, from $305.5 million (or 7.2% of revenues) in the nine months ended September 30, 2005. This increase was primarily due to an increase in labor and facilities related costs of $140.0 million mostly as a result of a 87% increase in sales and marketing headcount, an increase in promotional and advertising expenses of $87.4 million, almost half of which were related to certain distribution arrangements, an increase of $24.3 million in stock-based compensation (see detailed discussion below), an increase in depreciation and related expenses of $11.0 million, an increase in travel-related expenses of $10.6 million, an increase in sales conference expenses of approximately $9.1 million and an increase in professional services spending of $3.9 million.

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2006 and future periods compared to 2005 as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to hire additional personnel and increase advertising and promotional expenditures to increase the level of service we provide to our advertisers, Google Network members and distribution partners. We also plan to add a significant number of international sales personnel to support our worldwide expansion. We also expect greater stock-based compensation expenses primarily because of our adoption of SFAS 123R on January 1, 2006 (see detailed discussion below).

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

General and administrative expenses increased $17.4 million to $190.0 million (or 7.0% of revenues) in the three months ended September 30, 2006, from $172.6 million (or 7.0 % of revenues) in the three months ended June 30, 2006. There was an increase in labor and facilities related costs of $8.7 million primarily as a result of a 17% increase in headcount, an increase in bad debt expenses of $6.1 million, and an increase in professional services fees of $5.4 million, partially offset by the decrease in depreciation and related expenses of $3.8 million.

General and administrative expenses increased $85.1 million to $190.0 million (or 7.0% of revenues) in the three months ended September 30, 2006, from $104.9 million (or 6.6% of revenues) in the three months ended September 30, 2005. There was an increase in labor and facilities related costs of $35.3 million, primarily as a result of a 91% increase in headcount, an increase in professional services fees of $18.1 million, an increase in depreciation and related expenses of $11.4 million and an increase in stock based compensation of $8.9 million (see detailed discussion below). The additional personnel, professional services and depreciation and related expenses are the result of the growth of our business.

General and administrative expenses increased $275.4 million to $532.0 million (or 7.2% of revenues) in the nine months ended September 30, 2006, from $256.6 million (or 6.1% of revenues) in the nine months ended September 30, 2005. There was an increase in labor and facilities related costs of $101.4 million, primarily as a result of a 91% increase in headcount from September 30, 2005 to September 30, 2006, an increase in professional services fees of $77.4 million which included the $30.0 million plaintiffs’ attorneys’ expenses related to the settlement of the Lane’s Gift class action lawsuit recognized in the three months ended March 31, 2006 and an increase in depreciation and related costs of $38.1 million. In addition, stock based compensation increased $31.3 million (see detailed discussion below), recruiting expenses increased

$16.4 million, charitable contributions increased $3.6 million and bad debt expenses increased $2.6 million. The additional personnel, professional services, depreciation and related, recruiting expenses, charitable contribution and bad debt expenses are primarily the result of the growth of our business.

As we expand our business and incur additional expenses, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2006 and future periods compared to 2005. We also expect greater stock-based compensation expenses primarily because of our adoption of SFAS 123R on January 1, 2006 (see detailed discussion below).

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

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation which had been netted against additional paid-in capital on January 1, 2006, as reflected in the accompanying Condensed Consolidated Balance Sheet at September 30, 2006.

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

Stock-based compensation decreased $9.2 million to $99.9 million (or 3.7% of revenues) in the three months ended September 30, 2006 from $109.1 million (or 4.4% of revenues) in the three months ended June 30, 2006. This decrease was primarily due to a decrease in stock-based compensation associated with awards granted prior to January 1, 2006, which are primarily accounted for under the accelerated method, which more than offset the stock-based compensation associated with awards granted after January 1, 2006, which are primarily accounted for under the straight-line method.

Stock-based compensation increased $53.6 million to $99.9 million (or 3.7% of revenues) in the three months ended September 30, 2006 from $46.3 million (or 2.9% of revenues) in the three months ended September 30, 2005. This increase primarily resulted from our adoption of SFAS 123R on January 1, 2006 under which stock-based compensation was recognized using the fair-value-based method as compared to the intrinsic value method under APB 25.

Stock-based compensation increased $181.1 million to $323.7 million (or 4.4% of revenues) in the nine months ended September 30, 2006 from $142.6 million (or 3.4% of revenues) in the nine months ended September 30, 2005. This increase primarily resulted from our adoption of SFAS 123R on January 1, 2006 under which stock-based compensation was recognized using the fair-value-based method as compared to the intrinsic value method under APB 25.

We expect stock-based compensation to be approximately $376.9 million in 2006 and $556.9 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to September 30, 2006 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

At December 31, 2005, there were 202,090 unvested options held by non-employees with a weighted-average exercise price of $3.59 and a weighted-average 25 months remaining vesting period. These options generally vest on a monthly and ratable basis.

Interest Income and Other, Net

Interest income and other of $108.2 million in the three months ended September 30, 2006 was primarily comprised of $108.2 million of interest income earned on our cash, cash equivalents and marketable securities balances. In addition, we recognized $4.3 million of net foreign exchange gains in the quarter.

Interest income and other of $20.8 million in the three months ended September 30, 2005 was primarily the result of $25.4 million of interest income earned on cash, cash equivalents and marketable securities balances. This was partially offset by $3.9 million of realized losses on sales of marketable securities.

Interest income and other of $336.9 million in the nine months ended September 30, 2006 was primarily the result of $290.3 million of interest income earned on cash, cash equivalents and marketable securities balances. In addition, we recognized $41.9 million of net gains on sales of marketable securities primarily as a result of the sale of our investment in Baidu in the three months ended June 30, 2006, and $4.0 million of net foreign exchange gains.

Interest income and other of $54.2 million in the nine months ended September 30, 2005 was primarily the result of $52.7 million of interest income earned on cash, cash equivalents and marketable securities balances. In addition, we recognized $6.7 million of net foreign exchange gains. These amounts were also offset by $5.2 million of realized losses and other expenses primarily from sales of marketable securities.

Provision for Income Taxes

Our provision for income taxes increased to $306.2 million, or an effective tax rate of 29.5%, in the three months ended September 30, 2006, from $255.1 million, or an effective tax rate of 26.1%, in the three months ended June 30, 2006. The increase in our provision for income taxes primarily resulted from increases in federal and state income taxes, driven by higher taxable income period over period and proportionately more earnings expected to be realized in countries with higher statutory tax rates. There were no significant discrete items that impacted the effective tax rate in the three months ended June 30, 2006 and in the three months ended September 30, 2006.

Our provision for income taxes increased to $306.2 million, or an effective tax rate of 29.5% in the three months ended September 30, 2006, from $168.8 million, or an effective tax rate of 30.7% in the three months ended September 30, 2005, primarily due to increases in federal and state income taxes, driven by higher taxable income period over period.

Our provision for income taxes increased to $779.6 million, or an effective tax rate of 27.6% in the nine months ended September 30, 2006, from $408.7 million, or an effective tax rate of 27.2% in the nine months ended September 30, 2005, primarily due to increases in federal and state income taxes, driven by higher taxable income period over period. Also, in the nine months ended September 30, 2005, we realized a $52.4 million reduction to our tax provision as a result of disqualifying dispositions related to our incentive stock options. Our provision for income taxes in the nine months ended September 30, 2006 was not materially affected by disqualifying dispositions related to incentive stock options.

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

Liquidity and Capital Resources

In summary, our cash flows were:

	Nine Months Ended September 30,
	2005	2006
	(in thousands)
Net cash provided by operating activities	$1,800,988	$2,669,714
Net cash used in investing activities	(1,009,917)	(6,070,611)
Net cash provided by financing activities	4,319,754	2,548,370

As a result of the completion of our initial public offering in August 2004 and our follow-on public stock offerings in September 2005 and April 2006, we raised $1,161.1 million, $4,287.2 million and $2,063.8 million of net proceeds. At September 30, 2006, we had $10.4 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies as well as time deposits. Note 2 of Notes to Condensed Consolidated Financial Statements included as part of this report describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At September 30, 2006 and December 31, 2005, we had unused letters of credit for approximately $10.9 million and $14.6 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2006 was $2,669.7 million and consisted of net income of $2,046.7 million, adjustments for non-cash items of $388.1 million and cash used in working capital and other activities of $234.9 million. Adjustments for non-cash items primarily consisted of $335.6 million of depreciation expense on property and equipment and $323.7 million of stock-based compensation, partially offset by $329.1 million of excess tax benefits from stock-based award activity (see discussion below). In addition, working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $528.5 million primarily comprised of, and completely offsetting, the same $329.1 million of excess tax benefits from stock-based award included under adjustments for non-cash items, partially offset by an increase of $343.4 million in accounts receivable due to the growth in fees billed to our advertisers.

SFAS 123(R) requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. In compliance with the modified prospective transition method under SFAS 123R, the excess tax benefits from stock-based award activity generated in the nine months ended September 30, 2006 and in the nine months ended September 30, 2005 are reported as a cash flow from financing activities and a cash flow from operating activities, respectively.

Cash provided by operating activities in the nine months ended September 30, 2005 was $1,801.0 million and consisted of net income of $1,093.2 million, adjustments for non-cash items of $634.2 million and $73.6 million provided by working capital and other activities. Adjustments for non-cash items primarily included $171.1 million of depreciation expense on property and equipment and $142.6 million of stock-based compensation. In addition, adjustments for non-cash items included $271.7 million of excess tax benefits from stock-based award activity, which represents a portion of the $399.8 million reduction to income taxes payable that we recorded over the nine months of 2005 related to the exercise, sale or vesting of these awards. Working capital activities primarily consisted of an increase of $225.1 million in accounts receivable due to the growth in fees billed to our advertisers, an increase of $121.2 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment and other general expenditures and a net decrease in income taxes receivable and deferred income taxes of $127.8 million.

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

Cash used in investing activities in the nine months ended September 30, 2006 of $6,070.6 million was attributable to

•	net purchases of marketable securities of $3,262.4 million primarily driven by the additional cash raised from our follow-on public stock offering in April 2006,

•	cash consideration used in acquisitions and other investments of $1,272.0 million primarily related to our $1.0 billion investment in America Online, Inc. and to a lesser extent, the acquisition of dMarc Broadcasting, Inc. and

•	capital expenditures of $1,536.2 million.

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

Cash provided by financing activities in the nine months ended September 30, 2006 of $2,548.4 million was due primarily to (i) net proceeds of $2,063.8 million raised from the follow-on stock offering , (ii) excess tax benefits of $329.1 million from stock-based award activity during the period, which also represents a portion of the $393.5 million reduction to our income taxes payable related to the exercise, sale or vesting of these stock-based awards and (iii) net proceeds from the issuance of common stock pursuant to stock-based award activity of $155.6 million. Cash provided by financing activities in the nine months ended September 30, 2005 of $4,319.8 million was due primarily to net proceeds from the follow-on equity stock offering of $4,287.6 million, after consideration of related issuance costs of $66.4 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At September 30, 2006, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.05 billion through 2010 compared to $234.3 million at December 31, 2005. These amounts include our obligations under our August 2006 agreement with News Corporation’s Fox Interactive Media to make non-cancelable guaranteed minimum revenue share payments of $900 million based on Fox Interactive Media achieving certain traffic and other commitments. These amounts do not include payments related to toolbar and other product distribution arrangements as these arrangements do not include guaranteed obligations.

In addition, under our March 2006 commercial arrangements with AOL we are obligated over a five year term to make up to $100 million of co-marketing payments (but not to exceed $20 million per year) and issue up to $300 million of AdWords credits (but not to exceed $60 million per year). See also Note 3 of Notes to Condensed Consolidated Financial Statements included as part of this Report on Form 10-Q for additional information about our arrangements with AOL. These amounts are not included in the $1.05 billion commitment number described in the paragraph above.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 29.5%, 27.6% and 31.6% for the three and nine months ended September 30, 2006 and for the year ended December 31, 2005. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Effect of Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will be effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We are currently assessing whether adoption of this Interpretation will have an impact on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing whether adoption of SFAS No. 157 will have an impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British pound, the euro, the Canadian dollar and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The vehicle we use is forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with euros was $636.2 million at September 30, 2006. The notional principal of forward foreign exchange contracts to purchase euros with British pounds and Japanese yen was €145.4 million (or approximately $184.6 million) at September 30, 2006. There were no other forward exchange contracts outstanding at September 30, 2006.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. We recognized translation gains of $17.7 million in the nine months ended September 30, 2006 primarily as a result of generally strengthening foreign currencies against the U.S. dollar.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $9.3 million and $2.2 million at September 30, 2006 and December 31, 2005. The adverse impact at September 30, 2006 is after consideration of the offsetting effect of approximately $101.0 million and $63.3 million from forward exchange contracts in place for the month of September 2006 and December 2005. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $87.1 million and $60.4 million at September 30, 2006 and December 31, 2005.

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

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has announced plans to develop features that make web search a more integrated part of its Windows operating system or other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Microsoft has more employees and cash resources than we do. Both Microsoft and Yahoo have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate Internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results or more relevant advertisements compared to ours or leverage their platforms or products to make their web search or advertiser services easier to access than ours, we could experience a significant decline in user traffic or the size of the Google Network. Any such decline could negatively affect our revenues.

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

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure to the extent we realize an increase in the percentage of revenues generated through ads placed on our Google Network members’ sites and through other programs that contribute proportionately less to operating income compared to revenues generated through ads placed on our own sites. The margin on revenue we generate from our Google Network members is significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if our Google Network members demand a greater portion of the advertising fees, which could be the result of increased competition for these members.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. For these reasons, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year to date, and annual expenses as a percentage of our revenues may be significantly different from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors, and the following factors, may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long term goals over short term results.

•	The results of our investments in risky projects.

•	Payments made and expenses incurred in connection with the resolution of litigation matters.

•	General economic conditions and those economic conditions specific to the Internet and Internet advertising.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals under agreements pursuant to which we guarantee minimum payments or pay distribution fees.

•	Geopolitical events such as war, threat of war or terrorist actions.

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

Our success depends on providing products and services that people use for a high quality Internet experience. Our competitors are constantly developing innovations in web search, online advertising and providing information to people. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new high-quality products and services that people can easily and effectively use. If we are unable to ensure that our users and customers have a high quality experience with our products and services, then they may become dissatisfied and move to competitors’ products and services. In addition, if we are unable to predict user preferences or industry changes, or if we are unable to modify our products and services on a timely basis, we may lose users, advertisers and Google Network members. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and Google Network members, are not appropriately timed with market opportunity or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are perceived to be, substantially similar to or better than ours. This may force us to compete in different ways with our competitors and to expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated approximately 99% of our revenues in 2005 and the first nine months of 2006 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network. The revenues generated from the fees advertisers pay us when users click on ads that we have delivered to our Google Network members’ web sites or as ads are displayed represented 44% of our revenues in 2005 and 40% of our revenues in the nine months ended September 30, 2006. We consider this network to be critical to the future growth of our revenues. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline.

Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, AOL, primarily through our AdSense program, accounted for approximately 9% and 7% of our revenues in 2005 and in the nine months ended September 30, 2006, respectively. In the first half of 2006, we entered into an arrangement with AOL and Time Warner under which we acquired a five percent indirect equity interest in AOL in exchange for $1 billion in cash and expanded our strategic alliance with AOL. If our relationship with AOL were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

We have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and allocation of valuable management resources. If the improvements are not implemented successfully, our ability to manage our growth will be impaired and we may have to make significant additional expenditures to address these issues, which could harm our financial position. The required improvements include:

•	Enhancing our information and communication systems and processes to ensure that our offices around the world are well coordinated and that we can effectively communicate with our growing base of users, advertisers, Google Network members and other partners.

•	Enhancing systems of internal controls to ensure timely and accurate reporting of all of our operations.

•	Ensuring enhancements to our systems of internal controls are scalable to our anticipated growth in headcount and operations.

•	Standardizing systems of internal controls and ensuring they are consistently applied at each of our operations around the world.

•	Improving our information technology infrastructure to maintain the effectiveness of our search and ad systems.

We are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes Oxley Act of 2002, and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Although we concluded that our internal controls over financial reporting were effective as of December 31, 2005, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, there can be no assurances that we will reach the same conclusion at the end of this year or future years. If our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective. If we are unable to assert that our internal control over financial reporting is effective, or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls, we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

We rely on a third-party providers for our worldwide billing, collection, payment processing and payroll. If these third-party service providers are not able to fulfill their service obligations, our business and operations could be disrupted, and our operating results could be harmed.

We have many arrangements with third-party service providers to perform various functions such as worldwide billing, collection, payment processing and payroll. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, partners (e.g., Google Network members) and employees. While we have implemented service level agreements and have established monitoring controls over the systems and processes of the third-party vendors, there may be more risk of failing to properly fulfill these obligations than if we performed these functions ourselves. If we do not successfully manage our service providers or if the service providers do not perform satisfactorily to agreed upon service levels, our operations could be disrupted resulting in advertiser, partner or employee dissatisfaction. In addition, our business, reputation and operating results could be adversely affected.

Our business depends on a strong brand, and if we are not able to maintain and enhance our brand, our ability to expand our base of users, advertisers, Google Network members and other partners will be impaired and our business and operating results will be harmed.

We believe that the brand identity that we have developed has significantly contributed to the success of our business. We also believe that maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers,

Google Network members, and other partners. Maintaining and enhancing our brand may require us to make substantial investments and these investments may not be successful. If we fail to promote and maintain the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. We anticipate that, as our market becomes increasingly competitive, maintaining and enhancing our brand may become increasingly difficult and expensive. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high quality products and services, which we may not do successfully.

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

We believe that a critical contributor to our success has been our corporate culture, which we believe fosters innovation, creativity and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success. In addition, the historical rise in our stock price has created disparities in wealth among Google employees, which may adversely impact relations among employees and our corporate culture in general.

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

Companies in the Internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly high profile, the possibility of intellectual property rights claims against us grows. Our products, services and technologies may not be able to withstand any third-party claims. Any intellectual property claim, with or without merit, could be time-consuming, expensive to litigate or settle, and could divert resources and attention. In addition, many of our agreements with members of our Google Network and other partners require us to indemnify these members for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims. An adverse determination also could prevent us from offering our products and services to others and may require that we procure substitute products or services for these members.

With respect to any intellectual property rights claim, we may have to pay substantial monetary damages or discontinue the practices found to be in violation of a third party’s rights. We may have to seek a license to continue such practices, which may not be available on reasonable terms and may significantly increase our operating expenses. A license to continue such practices may not be available to us at all. As a result, we may also be required to develop alternative non-infringing technology or practices or discontinue the practices. The development of alternative non-infringing technology or practices could require significant effort and expense. If we cannot obtain a license to continue such practices or develop alternative technology or practices for the infringing aspects of our business, we may be forced to limit our product and service offerings and may be unable to compete effectively. Any of these results could harm our brand and operating results.

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

Certain entities have also filed copyright claims against us, alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, and Google Book Search, infringe their rights. In addition, our planned acquisition of YouTube may subject us to additional copyright claims upon the closing of the transaction. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain functionalities, and may also result in, or even compel, a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, generally speaking, any time that we have a product or service that links to or hosts material in which others allege to own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

Although we only opened our first office outside the U.S. in 2001, international revenues accounted for approximately 43% of our total revenues in the first nine months of 2006 and more than half of our user traffic came from outside the U.S. during this period. We have only limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, as we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our option grants may not be as effective as in the past. In addition, our other current and future compensation arrangements, which include cash bonuses and restricted stock units, may not be successful in attracting new employees and retaining and motivating our existing employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

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

We first derived revenue from our online search business in 1999 and from our advertising services in 2000, and we have only a short operating history with our cost-per-click advertising model, which we launched in 2002 and our cost-per-impression advertising model which we launched in the second quarter of 2005. As a result, we have very little operating history for you to evaluate in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. You must consider our business and prospects in light of the risks and difficulties we will encounter as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers and Google Network members, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. We have spent and expect to continue to spend substantial amounts on the purchase and lease of data centers and equipment and the upgrade of our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not implement this expansion successfully, or if we experience inefficiencies and operational failures during the implementation, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and Google Network members. The costs associated with these adjustments to our architecture could harm our operating results. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time, typically from three months to a year or more. At September 30, 2006, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.05 billion through 2010 compared to $234.3 million at December 31, 2005. These amounts include our obligations under our August 2006 agreement with News Corporation’s Fox Interactive Media to make non-cancelable guaranteed minimum revenue share payments of $900 million based on Fox Interactive Media achieving certain traffic and other commitments. These amounts do not include payments related to toolbar and other product distribution arrangements as these arrangements do not include guaranteed minimum commitments. See the disclosure under “Contractual Obligations” in Part I, Item 2 of this report for additional information regarding our contractual obligations. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum revenue share payment amounts. Also, increasing competition for arrangements with web sites that are potential Google Network members could result in our entering into more agreements which include these non-cancelable guaranteed minimum revenue share payments and under which such payments exceed the fees we receive from advertisers whose ads we place on those Google Network member sites.

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

We do not have a great deal of experience acquiring companies and the companies we have acquired have typically been small. We frequently evaluate and enter into discussions regarding a wide array of potential strategic transactions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

Also, the anticipated benefit of many of our acquisitions may not materialize. Our planned acquisition of YouTube will result in a dilutive issuance of our common stock. Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2006, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 74% of the voting power of our outstanding capital stock. In particular, as of September 30, 2006, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 87% of our outstanding Class B common stock, including options to purchase Class B common stock, representing approximately 69% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits your ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended September 30, 2006:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - 31	—	$—	—	—
August 1 – 31	—	$—	—	—
September 1 – 30	10,467	$0.30	—	—
Total	10,467	$0.30	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: November 8, 2006	By:	/S/ ERIC SCHMIDT
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number	Description

31.01*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.
‡	Furnished herewith.