Form 10-K
period 2006-12-31
Google Inc.
filed 2007-03-01
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

(650) 253-0000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Class A Common Stock, $0.001 par value	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
Class B Common Stock, $0.001 par value

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

At June 30, 2006, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2006) was approximately $98,268,092,107. Shares of the Registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of June 30, 2006 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At February 23, 2007, there were 230,097,376 shares of the Registrant’s Class A common stock outstanding and 80,859,822 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2007 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

Form 10-K

For the Fiscal Year Ended December 31, 2006

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

We were incorporated in California in September 1998 and reincorporated in Delaware in August 2003. Our headquarters are located at 1600 Amphitheatre Parkway, Mountain View, California 94043, and our telephone number is (650) 253-0000.

Our Mission

Our mission is to organize the world’s information and make it universally accessible and useful. We believe that the most effective, and ultimately the most profitable, way to accomplish our mission is to put the needs of our users first. We have found that offering a high-quality user experience leads to increased traffic and strong word-of-mouth promotion. Our dedication to putting users first is reflected in three key commitments:

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

How We Provide Value to Our Users

We serve our users by developing products that let them more quickly and easily find, create, organize and share information. We place a premium on products that matter to many people and have the potential to improve their lives, especially in areas in which our expertise enables us to excel.

Some of the key benefits we offer include:

Comprehensiveness and Relevance. Our search technologies sort through a vast and growing amount of information to deliver relevant and useful search results in response to user queries. This is an area of continual development for us. When we started the company eight years ago, our web index contained approximately 30 million documents. We now index billions of web pages and strive to provide the most comprehensive search experience possible. Our team continually improves our relevance algorithms to objectively determine the best answers to our users’ queries and to place these answers at the top of our search results. We are also constantly developing new functionality and enhancing our offerings to allow our users to more easily and quickly find information.

Objectivity. We believe it is very important that the results users get from Google are produced with only their interests in mind. We do not accept money for search result ranking or inclusion. We do accept fees for advertising, but the advertising is clearly marked and separated and does not influence how we generate our search results. This is similar to a newspaper, where the articles are independent of the advertising. Inclusion and frequent updating in our index are open to all sites free of charge. We believe it is important for users to have access to the best available information, not just the information that someone pays for them to see.

Global Access. We strive to provide our services to everyone in the world. Users from around the world visit our destination sites at Google.com and our international domains, such as Google.ba, Google.dm, Google.nr, Google.co.jp and Google.ca. The Google interface is available in 116 languages. Through Google News, we offer an automated collection of frequently updated news stories in 11 languages tailored to 34 international audiences. We also offer automatic translation of content between various languages and provide localized versions of Google in many developing countries.

Ease of Use. We have always believed that the most useful and powerful search technology hides its complexity from users and gives them a simple, intuitive way to get the information they want. We have devoted significant efforts to create a streamlined and easy-to-use interface based on a clean search box set prominently on a page free of commercial clutter. We introduce new navigational or informational features when we believe they will be most useful to our users, and only after extensive usability testing and experimentation.

Pertinent, Useful Commercial Information. The search for information often involves an interest in commercial information—researching a purchase, comparing products and services or actively shopping. We help people find commercial information through our search services and advertising products. We also present advertisements that are relevant to the information people seek. Our technology automatically rewards ads that users prefer and removes ads that they do not find helpful.

Multiple Access Platforms. Mobile phones are a fundamental development platform for us. Many people around the world have their first experience of the internet—and Google—on their mobile phones. We have continued to invest in improving mobile search and have introduced applications that allow users to access search, email, maps, directions and satellite imagery through their mobile devices.

Products and Services for our Users

Our product development philosophy involves rapid and continuous innovation, with frequent releases of early stage products that we seek to improve with every iteration. We often make products available early in their development stages by posting them on Google Labs, at test locations online or directly on Google.com. If our users find a product useful, we promote it to “beta” status for additional testing. Once we are satisfied that a product is of high quality and utility, we remove the beta label and make it a core Google product. Our main products and services are described below.

Google.com—Search and Personalization

We are focused on building products and services on our web sites that benefit our users and let them find relevant information quickly and easily. These products and services include:

Google WebSearch. In addition to providing easy access to billions of web pages, we have integrated special features into Google WebSearch to help people find exactly what they are looking for on the web. The Google.com search experience also includes items like:

•	Advanced Search Functionality—enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries or web sites.

•	Web Page Translation—automatically translates web pages published in French, German, Italian, Portuguese and Spanish into English, or vice versa.

•	Integrated Tools—such as a spell checker, a calculator, a dictionary and currency and measurement converters.

•

Search by Number—lets people do quick searches by entering shipping tracking numbers, vehicle ID numbers, product codes, telephone area codes, patent numbers, airplane registration numbers and electronic equipment ID government numbers.

•	Cached Links—provides snapshots of web pages taken when the pages were indexed, letting users view web pages that are no longer available.

•	Movie, Music and Weather Information—enables people to quickly and easily find movie reviews and showtimes, information about artists, songs and albums and weather conditions and forecasts.

•

News, Finance, Maps, Image, Book and Groups Information—when relevant, we also display results from other Google products including Google News, Google Finance, Google Maps, Google Image Search, Google Book Search and Google Groups.

Google Image Search. Google Image Search is our searchable index of images found across the web. To extend the usefulness of Google Image Search, we offer advanced features, such as searching by image size, format and coloration and restricting searches to specific web sites or domains.

Google Book Search. Google Book Search lets users search the full text of a library-sized collection of books to discover books of interest and to learn where to buy or borrow them. Through this program, publishers can host their content and show their publications at the top of our search results. We also work closely with participating libraries to digitize all or part of their collections to create a full-text searchable online card catalog. Google Book Search links bring users to pages containing bibliographic information and several sentences of the search term in context, sample book pages, or full text, depending on author and publisher permissions and book copyright status.

Google Scholar. Google Scholar provides a simple way to do a broad search for relevant scholarly literature including peer-reviewed papers, theses, books, abstracts, and articles. Content in Google Scholar is taken from academic publishers, professional societies, preprint repositories, universities, and other scholarly organizations.

Google Base. Google Base lets content owners submit content that they want to share on Google web sites. Content owners can describe and assign attributes to the information they submit and Google uses this descriptive content to better target search results to what users are looking for.

Google Finance. Google Finance provides a simple user interface to navigate complex financial information in an intuitive manner, including linking together different data sources, such as correlating stock price movements to news events.

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

Personalized Homepage and Search. Our Google.com personalized homepage gives our users a way to add the information they care about most to their own version of the Google homepage. Personalized homepages bring together content from across the web and other Google properties, such as Gmail and Google News, in ways that are useful to our users. Personalized Search gives better search results based on what you’ve searched for in the past, making it easier to quickly find the information that is more relevant to you. Users can also view and manage their history of past searches and the results they have clicked on and create bookmarks with labels and notes.

Google Co-op and Custom Search. Google Co-op extends the power of Google’s search technology by combining our algorithms with the context, knowledge and expertise of individuals. Google Custom Search allows communities of users who know a lot about particular topics to build customized search engines. These customized search engines allow them to help improve the quality of search results by labeling and annotating relevant web pages or by creating specialized, subscribed links for users to get more detailed information about a particular topic.

Google Video and YouTube. Google Video and YouTube let users find, upload, view and share video content worldwide.

Communication, Collaboration and Communities

Information created by a single user becomes exponentially more valuable when shared and combined with information from other people or places. Therefore our strategy for products we develop in this space is simple: develop tools for our users to create, share and communicate any information generated by the user, thus making the information more useful and manageable. Examples of products we have developed with this strategy in mind include:

Google Docs & Spreadsheets. Google Docs & Spreadsheets allows our users to create, view and edit documents and spreadsheets from anywhere using a browser. These documents are useful to our users as they are accessible anywhere you have access to the internet, manageable as they are stored within our servers and automatically backed up, and shareable in that they allow real time editing with co-workers and friends over the internet.

Google Calendar. Google Calendar is a free online sharable calendar service that allows our users to keep track of the important events, appointments and special occasions in their lives and share this information with anyone they choose. In addition, web sites and groups with an online presence can use Google Calendar to create public calendars, which are automatically indexed and searchable on Google. Google Calendar uses open calendar standards so the product co-operates with other calendar applications and devices.

Gmail. Gmail is Google’s free webmail service that comes with built-in Google search technology for searching your emails and over 2,800 megabytes of storage so you can keep all your important messages, files and pictures. In addition, we have integrated our instant messaging product into the email experience. We serve small text ads that are relevant to your messages in Gmail instead of pop-ups or untargeted banner ads.

Google Groups. Google Groups is a free service that helps groups of people connect to information and people that interest them. Users can discuss topics by posting messages to a group, where other people can then read and respond. Google Groups now contains more than one billion messages from Usenet internet discussion groups dating back to 1981. The discussions in these groups provide a comprehensive look at evolving viewpoints, debate and advice on many subjects.

orkut. orkut enables users to search and connect to other users through networks of trusted friends. Users can create, join or manage online communities, personal mailboxes, photos, and a profile.

Blogger. Blogger is a web-based publishing tool that lets people publish to the web instantly using weblogs, or “blogs.” Blogs are web pages usually made up of short, informal and frequently updated posts that are arranged chronologically. Blogs can facilitate communications among small groups or to a worldwide audience in a way that is simpler and easier to follow than traditional email or discussion forums. Blogger now features improved spam protection and is available in nine languages.

Downloadable applications

Google Desktop. Google Desktop lets people perform a full-text search on the contents of their own computer, including email, files, instant messenger chats and web browser history. Users can view web pages they have visited even when they are not online. Google Desktop also includes an enhanced, customizable Sidebar that can include modules for weather, stock tickers and news.

Google Pack. Google Pack is a free collection of safe, useful software programs from Google and other companies that improve the user experience online and on the desktop. It includes programs that help users browse the web faster, remove spyware and viruses and organize their photos.

Google Toolbar. Google Toolbar is a free download that adds a Google search box to web browsers (Internet Explorer and Firefox) and improves people’s web experience through features such as a pop-up blocker that blocks pop-up advertising, an autofill feature that completes web forms with information saved on a user’s computer and customizable buttons that let users search their favorite websites and stay updated on their favorite feeds.

Google GEO—Maps, Earth and Local

Google Earth. Google Earth lets users see and explore the world from their desktop. Users can fly virtually to a specific location and learn about that area through detailed satellite and aerial images, 3D topography, street maps and millions of data points describing the location of businesses, schools, parks and other points of interest around the globe.

Google Maps. Google Maps helps people navigate map information. Users can look up addresses, search for businesses, and get point-to-point driving directions—all plotted on an interactive street map or on satellite imagery. Google Maps provides a comprehensive search experience by combining yellow-pages listings with ratings and reviews and other business information. We display relevant targeted ads for searches done through Google Maps.

Google Sketchup and Sketchup Pro. Google Sketchup is a free 3D modeling tool that is particularly efficient for modelling 3D buildings and can be used as a tool for populating Google Earth with architectural content. The Pro version of this tool is sold to professional designers and includes additional features.

Google Checkout

Google Checkout is a service that we provide to our users, advertisers and participating merchants that is intended to make online shopping faster, more convenient and more secure by providing a single login for buying online and by helping users find convenient and secure places to shop when they search. Google Checkout improves the user search experience by:

•	placing a small shopping cart icon on the AdWords advertisements of stores who accept Google Checkout so that users can easily identify and visit participating merchants.

•	saving users time by letting them buy with a single login for use across the web and track shipping and purchase histories in one place.

•	improving security by not revealing the user’s full credit card number to the seller, reimbursing a user for unauthorized purchases and helping the user control commercial spam from online shopping.

For merchants, Google Checkout is integrated with AdWords to help advertisers attract more leads, convert more leads to sales and process sales. We believe that Google Checkout’s streamlined checkout process lowers shopping cart abandonment and barriers to purchase, which increases conversion of clicks to sales for participating merchants. We offer the Google Checkout service to merchants at no charge for sales up to ten times the amount they spend on AdWords advertising per month. We have also announced that we do not plan to charge merchants any fees associated with the use of Google Checkout for 2007. Beginning January 1, 2008, we plan to charge merchants who use Google Checkout to process sales 2% of the transaction amount plus $0.20 per transaction to the extent the dollar value of the total fees to be charged to an advertiser in a month exceeds 10 times the amount they spend on AdWords advertising in that month.

Google Mobile

Google Mobile. Google Mobile lets people search and view both the “mobile web,” consisting of pages created specifically for wireless devices, and the entire Google index, including popular products like Image Search. Users can also access a variety of information using Google SMS by typing a query to the Google shortcode, and check their email using Gmail Mobile. Google Mobile is available through many wireless and mobile phone services worldwide.

Google Maps for Mobile. Google Maps for Mobile is a free downloadable Java client application that lets users view maps and satellite imagery, find local businesses and get driving directions on mobile devices. Maps for Mobile offers many of the same functions as Google Maps, such as draggable maps combined with satellite imagery.

Blogger for Mobile. With Blogger for mobile devices, users can take pictures with their camera phones and then post their pictures and text comments to their blog using MMS or email.

Google Gmail, News and Personalized Home for Mobile. Several of our services, such as Gmail, News and Personalized Home are also available as mobile applications, giving our users feature-rich experiences optimized for handheld devices.

Google Labs

Google Labs is our testbed for our engineers and for adventurous Google users. On Google Labs, we post product prototypes and solicit feedback on how the technology could be used or improved. Current Google Labs examples include: Google Reader, a web-based feed reader with enhanced support for photo feeds and podcasts that aims to make information more relevant and useful to users by combining Google functionality with personalized content, and Google Web Accelerator, a downloadable client application that uses Google’s global computer network to enhance user web experience by enabling faster loading of web pages.

The Technology Behind Search and Our User Products and Services

Our web search technology uses a combination of techniques to determine the importance of a web page independent of a particular search query and to determine the relevance of that page to a particular search query.

Ranking Technology. One element of our technology for ranking web pages is called PageRank. While we developed much of our ranking technology after Google was formed, PageRank was developed at Stanford University with the involvement of our founders and was therefore published as research. PageRank is a query-independent technique for determining the importance of web pages by looking at the link structure of the web. PageRank treats a link from web page A to web page B as a “vote” by page A in favor of page B. The PageRank of a page is the sum of the pages that link to it. The PageRank of a web page also depends on the importance (or PageRank) of the other web pages casting the votes. Votes cast by important web pages with high PageRank weigh more heavily and are more influential in deciding the PageRank of pages on the web.

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

In addition, we provide our products and services using our homegrown software and hardware infrastructure, which provides substantial computing resources at low cost. We currently use a combination of off-the-shelf and custom software running on clusters of commodity computers. Our considerable investment in developing this infrastructure has produced several key benefits. This infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services, and automates much of the administration of large-scale clusters of computers. Although most of this infrastructure is not directly visible to our users, we believe it is important for providing a high-quality user experience. It enables significant improvements in the relevance of our search and advertising results by allowing us to apply superior search and retrieval algorithms that are computationally intensive. We believe the infrastructure also shortens our product development cycle and lets us pursue innovation more cost effectively.

How We Provide Value to Our Advertisers and Content Owners

Google AdWords

As more people spend additional time and money online, advertisers are increasingly turning to the internet to market their products and services to consumers and business users. For these advertisers, we offer Google AdWords, an auction-based advertising program that lets advertisers cost effectively deliver relevant ads targeted to search queries or web content across Google sites and through the Google Network, which is how we refer to the network of third parties that use our advertising programs to deliver relevant ads on their web sites. The Google Network is also increasingly encompassing different forms of online and offline media as well, including content providers who use our advertising programs to deliver ads in print, online video and radio broadcasts. AdWords is accessible to advertisers in 41 different interface languages.

Advertisers in our AdWords program use our automated tools to create text-based ads, bid on the keywords that will trigger the display of their ads and set daily spending budgets. AdWords features an automated, low-cost online signup process that lets advertisers implement ad campaigns that can very quickly go live on Google properties and the Google Network. Ads are ranked for display in AdWords based on a combination of the maximum cost per click (CPC) set by the advertiser and click-through rates and other factors used to determine the relevance of the ads. This favors the ads that are most relevant to users, improving the experience both for the person looking for information and for the advertiser who is generating relevant ads. The AdWords program offers advertisers the following additional benefits:

Return on Investment. Many advertising dollars are spent delivering messages in an untargeted fashion, and payment for these advertisements is not tied to performance. AdWords shows ads only to people seeking information related to what the advertisers are selling, and advertisers choose how much they pay when a user clicks on their ad. Because we offer a simple ad format, advertisers can also avoid incurring significant costs associated with creating ads. As a result, even small advertisers find AdWords cost-effective for connecting with potential customers. In addition, advertisers can create many different ads, increasing the likelihood that an ad is suited to a user’s search. Users can find advertisements for what they are seeking, and advertisers can find users who want what they are offering.

Branding. We now also offer Site Targeting, a service that lets advertisers target specific web sites with text, image and Flash ads, so that they can more effectively reach specific sets of customers. In addition to targeting sites by content, advertisers can choose placements on sites based on user demographic attributes. To protect user privacy, we use only third-party opt-in panel data to map the demographics of sites in our networks. Site Targeting is an auction-based system where bidding is based on a maximum cost per impression, and Site-Targeted ads compete with keyword-targeted ads in the same auction.

Access to the Google Search and Content Network. We serve AdWords ads on Google properties, our syndicated search partners’ web sites, and the thousands of third-party web sites that make up the Google Network. As a result, we can offer extensive search and content inventory on which advertisers can advertise. Apart from keyword-based Search Targeting and Site Targeting, we also offer advertisers an effective contextual advertising option—Content Targeting—that displays their ads on relevant content pages across our network of partner sites and products. As a result, AdWords advertisers can target users on Google properties and on search and content sites across the web. This gives advertisers increased exposure to people who are likely to be interested in their offerings. The Google Network significantly enhances our ability to attract interested advertisers.

Broader Range of Media. Our experiments with targeted ads in new media also open up new inventory options to AdWords advertisers. With the acquisition of dMarc in February 2006 and YouTube in October 2006, we have broadened the distribution options for our advertisers. In addition, we have been testing ad placements in mobile search. We are also currently testing ad placements in select magazines and newspapers and, among other things, experimenting with ways of streamlining the process of placing print ads.

Campaign Control. Google AdWords gives advertisers hands-on control over most elements of their ad campaigns. Advertisers can specify the relevant search or content topics for each of their ads. Advertisers can also manage expenditures by setting a maximum daily budget and determining how much they are willing to pay whenever a user clicks or views an ad. Other features that make it easy to set up and manage ad campaigns include:

•	Campaign management. Advertisers can target multiple ads to a given keyword and easily track individual ad performance to see which ads are the most effective.

•

Conversion tracking. Conversion tracking is a free tool integrated into AdWords reports that measures the conversions of an advertiser’s campaigns, enabling a better understanding of the overall return on investment generated for the advertiser by the AdWords program.

•	Traffic estimator. This tool estimates the number of searches and potential costs related to advertising on a particular keyword or set of keywords.

•

Quality-based bidding. Advertisers’ keywords are assigned dynamic minimum bids based on their Quality Score—the higher the Quality Score, the lower the minimum bid. This rewards advertisers with relevant keywords and ads.

•	Budgeted delivery. Advertisers can set daily budgets for their campaigns and control the timing for delivery of their ads.

•

AdWords Discounter. This feature gives advertisers the freedom to increase their maximum CPCs because it automatically adjusts pricing so that they never pay more than one cent over the next highest bid.

We offer larger advertisers additional services that help maximize returns on their internet marketing investments and improve their ability to run large, dynamic campaigns. These include dedicated client service representatives as well as:

•	Creative maximization. Our AdWords specialists help advertisers select relevant keywords and create more effective ads.

•	Vertical market experts. Specialists with experience in particular industries offer guidance on how to target potential customers.

•	Bulk posting. We help businesses launch and manage large ad campaigns with hundreds or even thousands of targeted keywords.

•

The AdWords API and Commercial Developer Program. For large advertisers as well as third parties, Google’s free AdWords API service lets developers engineer computer programs that interact directly with the AdWords system. With such applications, advertisers and third parties can more efficiently and creatively manage their large AdWords accounts and campaigns. The AdWords Commercial Developer Program also enables our third-party developer ecosystem to continue designing and delivering innovative business applications based on the AdWords platform and distribution channel.

Global Support. We provide customer service to our advertiser base through our global support organization as well as through 40 offices in 20 countries. AdWords is available on a self-service basis with email and real-time chat support. At certain spending levels and through certain signup channels, phone support is also available. Advertisers with more extensive needs and advertising budgets can request strategic support services, which include an account team, to help them set up and manage their campaigns. Depending on geography, we accept bank and wire transfers, direct debit, and local debit cards carrying the Visa and MasterCard logos. We also accept payment through international credit cards. For selected advertisers, we offer several options for credit terms and monthly invoicing. We accept payments in over 40 currencies.

Google AdSense

We are enthusiastic about helping content owners monetize their content, which facilitates the creation of better content to search. If there is better content on the web, people are likely to do more searches, and we expect that will be good for our business and for users. Our Google AdSense program enables web sites that make up the Google Network to deliver AdWords ads that are relevant to the search results or content on their pages. It also allows offline media companies, such as newspaper and radio stations, to deliver print ads and audio ads to the content they provide. We share most of the revenue generated from ads shown by a member of the Google Network with that member. The key benefits we offer to content owners in the Google Network include:

•

Access to Advertisers. Many small web site companies and content producers do not have the time or resources to develop effective programs for generating revenue from online advertising. Even larger sites, with dedicated sales teams, may find it difficult to generate revenue from pages with specialized content. Google AdSense promotes effective revenue generation by providing Google Network members access to Google’s base of advertisers and their broad collection of ads. Our technology automatically starts delivering ads on a web site as soon as the site joins the Google Network. Because the ads are related to what the web site’s visitors are looking for on the site, AdSense provides web sites with a way to both monetize and enhance their sites. The Google Network member determines the placement of the ads on its web site, and controls and directs the nature of ad content.

•

Improved User Satisfaction. Many web sites are cluttered with intrusive or untargeted advertising that may distract or confuse users and may undermine users’ ability to find the information they want. Some web sites have adopted practices we consider to be abusive, including pop-up ads or ads that take over web pages. We believe these tactics can cause dissatisfaction with internet advertising and reduce use of the internet overall. Our AdSense program extends our commitment to improving the overall web experience by enabling web sites to display AdWords ads in a fashion that we believe people find useful rather than disruptive.

•

Better Storage, Management, Access and Visibility. Google has developed new storage, management and access technologies to allow content owners and producers to distribute and, if they wish, monetize more types of online and offline content. We believe that only a small fraction of the world’s information and content is easily and effectively stored and searchable, and that bringing non-traditional, online or offline content into Google’s index will encourage the preservation and continued creation of this content. Google Scholar, Google Book Search, and Google Video enable more print and video content to be made easily accessible (and monetizable) online, while Google Base allows owners and creators to put online even non-traditional forms of structured information.

•

Syndicated Search. We provide our search technology to partners of all sizes, allowing Google search service to be offered through these partners’ properties. For commercial partners, we provide an extensive range of customization options. We also provide free standard Web Search and Site Search to other partners through Google Free.

Our Google AdSense program includes:

Google AdSense for Search. For internet companies that want to target search audiences, we offer Google AdSense for search. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. We offer this service free to these partners. When visitors to these web sites search either the web site or the internet using these customizable search boxes, we display relevant ads (generally text ads) on the search results pages, targeted to match user search queries. These web sites can then generate additional revenue when visitors click on or view these ads. Because we also offer to license our web search technology along with Google AdSense for search, companies without their own search service can offer Google WebSearch to improve the usefulness of their web sites for their users while increasing their revenue. We generally charge a fee related to these license agreements. We also offer a more customizable premium offering to websites with significant traffic.

Google AdSense for Content. Google AdSense for content lets web sites generate revenue from advertising by serving relevant AdWords ads targeted to web content. Web sites can use our automated sign-up process to quickly display AdWords ads on their sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, video ads, link units (which are sets of clickable links to topic pages related to page content) and themed units (which are regular text ad units with graphic treatments that change seasonally and by geography). We share the majority of the revenues generated from these ads with the Google Network members that display the ads. Important AdSense for content features include:

•	Competitive ad filters. Web sites can block competitive ads, or other ads they want to keep off their site, simply by telling us which URLs to block.

•	Reports. Publishers can view customizable reports about their AdSense performance.

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

Google AdSense for Audio and Audio Ads. Google AdSense for Audio is an early-stage product for radio broadcasters that automatically schedules and places advertising into radio programs, with the objective of increasing revenue for broadcasters by making their ad inventory available to new advertisers and decreasing the costs associated with processing advertisements. Google Audio Ads makes radio advertising easier for small and large businesses by providing an online interface for creating and launching radio advertising campaigns.

Google AdSense for Newspapers and Print Ads. Google AdSense for Newspapers is an early-stage product that lets newspaper publishers identify and manage available ad inventory and access bids submitted by advertisers who use Google Print Ads to create and launch their print campaigns. Google Print Ads makes it easier for advertisers to place advertisements in newspapers by simplifying the evaluation and selection of newspapers for print advertising campaigns, letting advertisers set their own prices and providing an online interface to create and upload ads and view electronic versions of published ads.

The Technology Behind Google’s Advertising Programs

Our AdWords and AdSense programs serve millions of relevant, targeted ads each day based on search terms people enter or content they view on the web. The key elements of our advertising technology include:

Google AdWords Auction System. The Google AdWords auction system lets advertisers automatically deliver relevant, targeted advertising. Every search query we process involves the automated execution of an auction, resulting in our advertising system often processing hundreds of millions of auctions per day. To determine whether an ad is relevant to a particular query, this system weighs an advertiser’s willingness to pay for prominence in the ad listings (the cost-per-click or cost-per-impression bid) and interest from users in the ad as measured by the click-through rate and other factors. Our Quality-based Bidding system also assigns minimum bids to advertiser keywords based on the Quality Scores of those keywords—the higher the Quality Score, the lower the minimum bid. The Quality Score is determined by an advertiser’s keyword clickthrough rate, the relevance of the ad text, historical keyword performance, the quality of the ad’s landing page and other relevancy factors. This prevents advertisers with irrelevant ads from “squatting” in top positions to gain exposure, and rewards more relevant, well-targeted ads that are clicked on frequently. Because we are paid only when users click on ads, the AdWords ranking system aligns our interests with those of our advertisers and our users. The more relevant and useful the ad, the better for our users, for our advertisers and for us.

The AdWords auction system also incorporates the AdWords Discounter, which automatically lowers the amount advertisers actually pay to the minimum needed to maintain their ad position. Consider a situation where there are three advertisers—Pat, Betty and Joe—each bidding on the same keyword for ads that will be displayed on Google.com. These advertisers have ads with equal click-through rates and bid $1.00 per click, $0.60 per click and $0.50 per click, respectively. With our AdWords discounter, Pat would occupy the first ad position and pay only $0.61 per click, Betty would occupy the second ad position and pay only $0.51 per click, and Joe would occupy the third ad position and pay the minimum bid of $0.01 per click. The AdWords discounter saves money for advertisers by minimizing the price they pay per click, while relieving them of the need to constantly monitor and adjust their CPCs. Advertisers can also experience greater discounts through the application of our smart pricing technology introduced in April 2004. This technology can reduce the price of clicks for ads served across the Google Network based on the expected value of the click to the advertiser.

AdSense Contextual Advertising Technology. Our AdSense technology employs techniques that consider factors such as keyword analysis, word frequency and the overall link structure of the web to analyze the content of individual web pages and to match ads to them almost instantaneously. With this ad targeting technology, we can automatically serve contextually relevant ads. To do this, Google Network members embed a small amount of custom HTML code on web pages that generates a request to Google’s AdSense service whenever a user views the web page. Upon receiving a request, our software examines the content of web pages and performs a matching process that identifies advertisements that we believe are relevant to the content of the specific web page. The relevant ads are then returned to the web pages in response to the request. We employ similar techniques for matching advertisements to other forms of textual content, such as email messages and Google Groups postings. For example, our technology can serve ads offering tickets to fans of a specific sports team on a news story about that team.

Google Enterprise

We provide our search technology for use within enterprises through the Google Search Appliance and Google Mini. These search appliances are a software and hardware solution that companies can implement to extend Google’s search performance to their internal or external information. They leverage our search technology to identify the most relevant pages on public web sites and across the corporate network, making it easy for people to find the information they need.

Google Mini. The Google Mini is targeted at small-and medium-sized businesses who want to let employees and customers search designated documents, intranets and web sites.

Google Search Appliance. The Google Search Appliance is similar to the Google Mini except that it can handle more documents and offers more advanced features. Some advanced features of the Google Search Appliance include integration with advanced corporate security protocols, integration with other enterprise applications, such as content management systems, portals and other systems, and real-time search of business applications. The Google Search Appliance is available in three models: the GB-1001, for mid-sized companies; the GB-5005, for dedicated, high-priority search services such as customer-facing web sites and company-wide intranet applications; and the GB-8008, for centralized deployments supporting global business units.

For companies, universities and government agencies, Google also offers the Google Toolbar for Enterprise and Google Desktop for Enterprise. Google Toolbar gives employees a search box right in the browser and the ability to create custom search buttons. Google Desktop for Enterprise indexes the contents of a user’s hard drive for easy search and retrieval of documents, email, IM chats and other items. Google Earth’s Enterprise offerings let business users view, modify and export their data in a geographic context. Google Earth Pro, a downloadable application with pricing starting at $400 per user, lets users overlay company-specific data and information in Google Earth. Google Earth Enterprise lets users integrate and host proprietary geographic data or satellite imagery with Google Earth content.

Sales and Support

We have put significant effort into developing our sales and support infrastructure. We maintain 32 sales offices in 19 countries, and we deploy specialized sales teams across up to 11 vertical markets. We bring businesses into our advertising network through both online and direct sales channels. We work to use technology and automation wherever possible to improve the experience for our advertisers and to grow our business cost-effectively. The vast majority of our advertisers use our automated online AdWords program to establish accounts, create ads, target users and launch and manage their advertising campaigns. Our direct advertising sales team focuses on attracting and supporting companies around the world with the largest advertising budgets. Our AdSense program follows a similar model. Most of the web sites in the Google Network sign up for AdSense using an automated online process. Our direct sales force focuses on building AdSense relationships with leading internet companies. Our global support organization concentrates on helping our advertisers and Google Network members get the most out of their relationships with us.

Marketing

We have always believed that building a trusted, highly-recognized brand begins with providing high-quality products and services that make a notable difference in people’s lives. Our user base has grown primarily by word-of-mouth. Our early marketing efforts focused on feeding this word-of-mouth momentum and used public relations efforts to accelerate it. Through these efforts and people’s increased usage of Google worldwide, we have been able to build our brand with relatively low marketing costs as a percentage of our revenues. Today, we use the quality of our own products and services as our most effective marketing tool, and word-of-mouth momentum continues to drive consumer awareness and user loyalty worldwide. We also engage in targeted marketing efforts, such as those we deliver to our advertising clients, designed to inform potential advertisers, Google Network members and enterprises of the benefits they can achieve through Google—as well as targeted consumer marketing in certain geographies. In addition, we sponsor industry conferences and have promoted the distribution of Google products to internet users in order to make our search services easier to access.

Competition

We operate in a market that is characterized by rapid change and converging, as well as new and disruptive, technologies and we face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft and Yahoo.

We also face competition from other web search providers, including start-ups as well as developed companies that are enhancing or developing search technologies. We compete with internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted internet advertising. We may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. We also provide a number of online products and services, including Google Checkout, YouTube and our communications tools such as Google Docs and Spreadsheets, that compete directly with new and established companies that offer communication, information and entertainment services integrated into their products or media properties.

We compete to attract and retain relationships with users, advertisers and content owners in different ways:

•

Users. We compete to attract and retain users of our search and communication products and services. Most of the products and services we offer to users are free, so we do not compete on price. Instead, we compete in this area on the basis of the relevance and usefulness of our search results and the features, availability and ease of use of our products and services.

•

Advertisers. We compete to attract and retain advertisers. We compete in this area principally on the basis of the return on investment realized by advertisers using our AdWords and AdSense programs. We also compete based on the quality of customer service, features and ease of use of our products and services.

•

Content providers. We compete to attract and retain content providers as members of our Google Network based on the size and quality of our advertiser base, our ability to help our Google Network members generate revenues from advertising and the terms of agreements with our Google Network members.

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

Google, AdSense, AdWords, I’m Feeling Lucky, PageRank, Blogger, orkut, Picasa and Keyhole are registered trademarks in the U.S. Our unregistered trademarks include Blog*Spot, Froogle, Gmail, Writely and YouTube.

The first version of the PageRank technology was created while Larry and Sergey attended Stanford University, which owns a patent to PageRank. The PageRank patent expires in 2017. We hold a perpetual license to this patent. In October 2003, we extended our exclusivity period to this patent through 2011, at which point our license will become non-exclusive.

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

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

Likewise, a range of other laws and new interpretations of existing laws could have an impact on our business. For example, in the U.S. the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights or other rights. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users. For example, some French courts have interpreted French trademark laws in ways that would, if upheld, limit the ability of competitors to advertise in connection with generic keywords.

We also face risks due to government failure to preserve the internet’s basic neutrality as to the services and sites that users can access through their broadband service providers. Such a failure to enforce network neutrality could limit the internet’s pace of innovation and the ability of large competitors, small businesses and entrepreneurs to develop and deliver new products, features and services, which could harm our business.

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our website our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and to have to change our business practices. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Culture and Employees

We take great pride in our company culture and embrace it as one of our fundamental strengths. Our culture encourages the iteration of ideas to address complex technical challenges. In addition, we embrace individual thinking and creativity. As an example, we encourage our engineers to devote as much as 30% of their time to work on independent projects. Many of our significant new products have come from these independent projects, including Google News, AdSense for content and orkut.

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

We have assembled what we believe is a highly talented group of employees. Despite our rapid growth, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize corporate hierarchy to facilitate meaningful communication among employees at all levels and across departments, and we have developed software to help us in this effort. We believe that considering multiple viewpoints is critical to developing effective solutions, and we attempt to build consensus in making decisions. While teamwork is one of our core values, we also significantly reward individual accomplishments that contribute to our overall success. As we grow, we expect to continue to provide compensation structures that are more similar to those offered by start-ups than established companies. We will focus on very significant rewards for individuals and teams that build amazing things that provide significant value to us, our advertisers and our users.

At December 31, 2006, we had 10,674 employees, consisting of 3,695 in research and development, 4,366 in sales and marketing, 1,649 in general and administrative and 964 in operations. All of Google’s employees, except temporary employees and contractors, are also equityholders, with significant collective employee ownership. As a result, many employees are highly motivated to make the company more successful.

Seasonality

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

Available Information

Our web site is located at www.google.com. Our investor relations website is located at http://investor.google.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our investor relations website as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Further, a copy of this annual report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of February 28, 2007 are set forth below:

Name	Age	Position
Eric Schmidt	51	Chairman of the Executive Committee, Chief Executive Officer and Director
Sergey Brin	33	President of Technology and Director
Larry Page	34	President of Products and Director
Omid Kordestani	43	Senior Vice President of Global Sales and Business Development
David C. Drummond	43	Senior Vice President of Corporate Development, Chief Legal Officer and Secretary
George Reyes	52	Senior Vice President and Chief Financial Officer
Jonathan J. Rosenberg	45	Senior Vice President of Product Management
Shona L. Brown	40	Senior Vice President of Business Operations
Alan Eustace	50	Senior Vice President of Engineering

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Eric Schmidt has served as our Chief Executive Officer since July 2001 and served as Chairman of our board of directors from March 2001 to April 2004. In April 2004, Eric was named Chairman of the Executive Committee of our board of directors. Prior to joining us, from April 1997 to November 2001, Eric served as Chairman of the board of Novell, a computer networking company, and, from April 1997 to July 2001, as the Chief Executive Officer of Novell. From 1983 until March 1997, Eric held various positions at Sun Microsystems, a supplier of network computing solutions, including Chief Technology Officer from February 1994 to March 1997 and President of Sun Technology Enterprises from February 1991 until February 1994. Eric is also a director of Apple Inc., an electronic device company. Eric has a Bachelor of Science degree in electrical engineering from Princeton University, and a Masters degree and Ph.D. in computer science from the University of California at Berkeley.

Sergey Brin, one of our founders, has served as a member of our board of directors since our inception in September 1998 and as our President of Technology since July 2001. From September 1998 to July 2001, Sergey served as our President. Sergey holds a Masters degree in computer science from Stanford University, a Bachelor of Science degree with high honors in mathematics and computer science from the University of Maryland at College Park.

Larry Page, one of our founders, has served as a member of our board of directors since our inception in September 1998 and as our President of Products since July 2001. Larry served as our Chief Executive Officer from September 1998 to July 2001 and as our Chief Financial Officer from September 1998 to July 2002. Larry holds a Masters degree in computer science from Stanford University, a Bachelor of Science degree in engineering, with a concentration in computer engineering, from the University of Michigan.

Omid Kordestani has served as our Senior Vice President of Global Sales and Business Development, formerly known as Worldwide Sales and Field Operations, since May 1999. Prior to joining us, Omid served as Vice President of Business Development, 1995 to 1999, at Netscape, an internet software and services company. Prior to Netscape, he held positions in business development, product management and marketing at The 3DO Company, Go Corporation and Hewlett-Packard. Omid holds a Masters of Business Administration degree from Stanford University and a Bachelor of Science degree in electrical engineering from San Jose State University.

David C. Drummond was named Senior Vice President of Corporate Development in January 2006 and Chief Legal Officer in December 2006. Previously, he had served as Vice President of Corporate Development and General Counsel since February 2002. Prior to joining us, from July 1999 to February 2002, David served as Chief Financial Officer of SmartForce, an educational software applications company. Prior to that, David was a partner at the law firm of Wilson Sonsini Goodrich & Rosati. David holds a J.D. from Stanford University and a Bachelor of Arts degree in history from Santa Clara University. On July 20, 2004, David was advised by the staff of the Securities and Exchange Commission that it intends to recommend that the Securities and Exchange Commission bring a civil injunction action against David, alleging violation of federal securities laws, including the anti-fraud provisions. The Securities and Exchange Commission’s recommendation arises out of David’s prior employment as Chief Financial Officer of SmartForce, and involves certain disclosure and accounting issues relating to SmartForce’s financial statements. None of the allegations involve Google. The staff of the Securities and Exchange Commission has, in accordance with its customary practices, offered David the opportunity to make a Wells Submission setting forth why David believes that such action should not be brought and David has made this submission.

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

Jonathan J. Rosenberg was named Senior Vice President of Product Management in January 2006. Previously, he had served as Vice President of Product Management since February 2002. Prior to joining us, from October 2001 to February 2002, Jonathan served as Vice President of Software for palmOne, a provider of handheld computer and communications solutions. From March 1996 to November 2000, Jonathan held various executive positions at Excite@Home, an internet media company, most recently as its Senior Vice President of Online Products and Services. Jonathan holds a Masters of Business Administration degree from the University of Chicago and a Bachelor of Arts degree with honors in economics from Claremont McKenna College.

Shona L. Brown was named Senior Vice President of Business Operations in January 2006. Previously, she had served as Vice President of Business Operations since September 2003. Prior to joining us, from October 1995 to August 2003, Shona was at McKinsey & Company, a management consulting firm where she had been a partner in the Los Angeles office since December 2000. Shona holds a Ph.D. and Post-Doctorate in industrial engineering and engineering management from Stanford University, a Masters of Arts degree from Oxford University (as a Rhodes Scholar), and a Bachelor of Science degree in computer systems engineering from Carleton University.

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

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has developed features that make web search a more integrated part of its Windows operating system and other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us and Microsoft has more employees and cash resources than we do. Also, both Microsoft and Yahoo have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results, more relevant advertisements or in leveraging their platforms or products to make their web search or advertiser services easier to access, we could experience a significant decline in user traffic or in the size of the Google Network. Any such decline could negatively affect our revenues.

We face competition from other internet companies, including web search providers, internet access providers, internet advertising companies and destination web sites that may also bundle their services with internet access.

In addition to Microsoft and Yahoo, we face competition from other web search providers, including start-ups as well as developed companies that are enhancing or developing search technologies. We compete with internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted internet advertising. Also, we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. We also provide a number of online products and services, including Google Checkout, YouTube and our communications tools such as Google Docs and Spreadsheets, that compete directly with new and established companies that offer communication, information and entertainment services integrated into their products or media properties.

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

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ sites compared to revenues generated through ads placed on our own sites. The margin on revenue we generate from our Google Network members is significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in Item 1A, Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources, such as YouTube, Gmail and orkut.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on internet advertising. This was followed by a lengthy downturn in ad spending on the web. Also, user traffic tends to be seasonal. Our rapid growth has masked the cyclicality and seasonality of our business. As our growth rate has slowed, the cyclicality and seasonality in our business has become more pronounced and will cause our operating results to fluctuate in the future.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising and web based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitors’ products and services. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and Google Network members, are not appropriately timed with market opportunities or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated approximately 99% of our revenues in 2006 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network, which accounted for 39% of our revenues in 2006. However, some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, AOL, primarily through our AdSense program, accounted for approximately 7% of our revenues in 2006. In the first half of 2006, we entered into an arrangement with AOL and Time Warner under which we acquired a five percent indirect equity interest in AOL in exchange for $1 billion in cash and expanded our strategic alliance with AOL. If our relationship with AOL were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

Also, certain of our key network members operate high-profile web sites, and we derive tangible and intangible benefits from this affiliation. If one or more of these key relationships is terminated or not renewed, and is not replaced with a comparable relationship, our business would be adversely affected.

Our business and operations are experiencing rapid growth. If we fail to effectively manage our growth, our business and operating results could be harmed.

We have experienced, and continue to experience, rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers and Google Network members.

The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers, Google Network members, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. If we fail to maintain and enhance the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and to continue to provide high-quality products and services, which we may not do successfully.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have a great deal of experience acquiring companies and the companies we have acquired have typically been small. We frequently evaluate and enter into discussions regarding a wide array of potential strategic transactions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retention of employees from the businesses we acquire.

•	Integration of each company’s accounting, management information, human resource and other administrative systems.

Foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefit of many of our acquisitions may not materialize. For example, we have yet to realize significant revenue benefits from our acquisitions of dMarc Broadcasting (Audio Ads) and YouTube.

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

Our patents, trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or intentionally or accidentally by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future.

Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we grow, the possibility of intellectual property rights claims against us increases. Our products, services and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, any intellectual property claims could be time-consuming and expensive to litigate or settle. In addition, if any claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses. In addition, many of our agreements with members of our Google Network and other partners require us to indemnify these members for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims.

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

We have also had copyright claims filed against us alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search and YouTube, infringe their rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns have been expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse affect on our business.

In addition, as nearly all of our products and services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web based products and services we offer as well as increase the number of countries where we operate.

A large number of legislative proposals pending before the United States Congress, various state legislative bodies and foreign governments concern data protection. In addition, the interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have a material effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Our business is subject to a variety of U.S. and foreign laws that could subject us to claims or other remedies based on the nature and content of the information searched or displayed by our products and services.

The laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, invasion of privacy and other data protection claims, tort, unlawful activity, copyright or trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

In addition, compliance with these laws is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. Any failure on our part to comply with these regulations may subject us to additional liabilities.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

Although we only opened our first office outside the U.S. in 2001, international revenues accounted for approximately 43% of our total revenues in 2006 and more than half of our user traffic came from outside the U.S. during this period. We have only limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	Challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments.

•	Difficulties in developing products and services in different languages and for different cultures.

•	Longer payment cycles in some countries.

•	Credit risk and higher levels of payment fraud.

•	Currency exchange rate fluctuations.

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs.

•	Political and economic instability.

•	Potentially adverse tax consequences.

•	Higher costs associated with doing business internationally.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us to fines and penalties. These laws and regulations include import and export requirements, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our business and our operating results.

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

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

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

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats, which could limit the effectiveness of our products and services.

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

If we were to lose the services of Eric, Larry, Sergey or other members of our senior management team, we may not be able to execute our business strategy.

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

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

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

We first derived revenue from our online search business in 1999 and from our advertising services in 2000, and we have only a short operating history with our cost-per-click advertising model, which we launched in 2002 and our cost-per-impression advertising model which we launched in the second quarter of 2005. As a result, we have very little operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as an early-stage company in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers and Google Network members, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. We have spent and expect to continue to spend substantial amounts on the purchase and lease of data centers and equipment and the upgrade of our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers and Google Network members. Cost increases, loss of traffic or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We rely on bandwidth providers, data centers or others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

We rely on vendors, including data center and bandwidth providers. Any disruption in the network access or colocation services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases to facilitate aspects of our data center and connectivity operations including internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with users, adversely affect our brand and expose us to liabilities.

Our systems are also heavily reliant on the availability of electricity. If we were to experience a major power outage, we would have to rely on back-up generators. These back-up generators may not operate properly and their fuel supply could be inadequate during a major power outage. This could result in a disruption of our business.

Our business depends on continued and unimpeded access to the internet by us and our users. Internet access providers may be able to block, degrade or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission and under legislation being considered by the U.S. Congress. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers, increased costs, and impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Any damage to or failure of our systems could result in interruptions in our service, which could reduce our revenues and profits, and damage our brand. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service.

Our business depends on increasing use of the internet by users searching for information, advertisers marketing products and services and web sites seeking to earn revenue to support their web content. If the internet infrastructure does not grow and is not maintained to support these activities, our business will be harmed.

Our success will depend on the continued growth and maintenance of the internet infrastructure. This includes maintenance of a reliable network backbone with the necessary speed, data capacity and security for providing reliable internet services. Internet infrastructure may be unable to support the demands placed on it if the number of internet users continues to increase, or if existing or future internet users access the internet more often or increase their bandwidth requirements. In addition, viruses, worms and similar programs may harm the performance of the internet. The internet has experienced a variety of outages and other delays as a result of damage to portions of its infrastructure, and could face outages and delays in the future. These outages and delays could reduce the level of internet usage as well as our ability to provide our solutions.

More individuals are using non-PC devices to access the internet, and versions of our web search technology developed for these devices may not be widely adopted by users of these devices.

The number of people who access the internet through devices other than personal computers, including mobile telephones, hand-held calendaring and email assistants, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices more difficult. If we are unable to attract and retain a substantial number of alternative device users to our web search services or if we are slow to develop products and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market for online services.

Payments to certain of our Google Network members have exceeded the related fees we receive from our advertisers.

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At December 31, 2006, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.17 billion through 2010 compared to $234.3 million at December 31, 2005. These amounts include our obligation under our August 2006 agreement with News Corporation’s Fox Interactive Media to make guaranteed minimum revenue share payments of $900 million based on Fox Interactive Media achieving certain traffic and other commitments. See the disclosure under “Contractual Obligations” in Part I, Item 2 of this report for additional information regarding our contractual obligations. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum revenue share payment amounts.

We rely on outside providers for our worldwide billing, collection, payment processing and payroll. If these outside service providers are not able to fulfill their service obligations, our business and operations could be disrupted, and our operating results could be harmed.

Outside providers perform various functions for us, such as worldwide billing, collection, payment processing and payroll. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, partners (e.g., Google Network members) and employees. While we have implemented service level agreements and have established monitoring controls, however if we do not successfully manage our service providers or if the service providers do not perform satisfactorily to agreed upon service levels, our operations could be disrupted resulting in advertiser, partner or employee dissatisfaction. In addition, our business, reputation and operating results could be adversely affected.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•

Short sales, hedging and other derivative transactions on shares of our Class A common stock, activities that will likely increase after we make the transferable stock option (TSO) program, which we announced in December 2006, available to our eligible employees.

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

The concentration of our capital stock ownership with our founders, executive officers and our directors and their affiliates will limit our stockholders’ ability to influence corporate matters.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2006, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately

73% of the voting power of our outstanding capital stock. In particular, as of December 31, 2006, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 85% of our outstanding Class B common stock, including options to purchase Class B common stock, representing approximately 66% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

On March 16, 2006, we received a comment letter from the Securities and Exchange Commission (“SEC”) related to various issues with respect to our public filings, including our provision for interim period effective income tax rates. We responded to the SEC on May 12, 2006. Subsequently, on July 11, 2006, October 13, 2006 and December 21, 2006, we received additional comment letters from the SEC on these and other matters. We responded to these comment letters on August 11, 2006, November 14, 2006 and January 30, 2007, respectively, and provided the SEC with supplemental analyses and information requested by the SEC in these comment letters.

As of the date of the filing of this report on Form 10-K, the SEC continues to review our response to the comment letter received on December 21, 2006, and we have not resolved the comment described above. We believe that we properly account for our income taxes. We will continue to work to resolve these comments with the SEC.

ITEM 2.	PROPERTIES

We lease approximately 1.1 million square feet of space in our headquarters in Mountain View, California. We also lease additional research and development, sales and support offices in the United States in Ann Arbor, Atlanta, Boston, Boulder, Chapel Hill, Chicago, Dallas, Denver, Detroit, Herndon, Irvine, Newport Beach, New York, Overland Park, Pittsburgh, Reston, San Bruno, Santa Monica, Seattle, Tempe and Washington D.C.

We also maintain leased facilities internationally in Argentina, Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Egypt, England, Finland, France, Germany, Holland, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Mexico, New Zealand, Norway, Poland, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan and Turkey.

We operate data centers in the United States, the European Union and Asia pursuant to various lease agreements and co-location arrangements.

In addition, we own land and buildings primarily near our headquarters in Mountain View, California. The total square footage of our owned buildings is approximately 953,000.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our financial position, results of operations or cash flows in a particular period. See the risk factors “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” and “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” in Item 1A of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “GOOG” since August 19, 2004. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the Nasdaq Global Select Market.

Fiscal Year 2006 Quarters Ended:	High	Low
March 31, 2006	$475.11	$331.55
June 30, 2006	450.72	360.57
September 30, 2006	427.89	363.36
December 31, 2006	513.00	398.19

Fiscal Year 2005 Quarters Ended:	High	Low
March 31, 2005	$216.80	$172.57
June 30, 2005	309.25	179.84
September 30, 2005	320.95	273.35
December 31, 2005	446.21	290.68

Our Class B common stock is neither listed nor publicly traded.

Holders of Record

As of February 23, 2007, there were approximately 2,267 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $470.62 per share as reported by the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of February 23, 2007, there were approximately 136 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Google under the Securities Act of 1933, as amended or the Exchange Act.

The following graph shows a comparison from August 19, 2004 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2006 of cumulative total return for our Class A common stock, The Nasdaq Composite Index, the RDG Internet Composite Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index, the RDG Internet Composite Index and the S&P 500 Index assume reinvestment of dividends. We have never paid dividends on our Class A common stock and have no present plans to do so.

COMPARISON OF 28 MONTH CUMULATIVE TOTAL RETURN*

Among Google Inc., The S & P 500 Index, The NASDAQ Composite Index

And The RDG Internet Composite Index

*$100 invested on 8/19/04 in stock or on 7/31/04 in index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright© 2007, Standard & Poor’s, a division of The McGraw-Hill Companies, Inc. All rights reserved.

www.researchdatagroup.com/S&P.htm

Unregistered Sales of Equity Securities

In November 2006 we acquired the outstanding stock of YouTube, Inc. On November 13, 2006, we issued an aggregate of 3,217,560 shares of our Class A common stock to the stockholders of YouTube in satisfaction of the purchase price. The issuance of our shares was made in reliance upon an exemption from the registration requirements of the Securities Act provided by Regulation D. The stockholders who received shares of our Class A common stock made representations to us as to their accredited investor status and as to their investment intent and financial sophistication.

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our Class A common stock during the three month period ended December 31, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	533	$4.43	—	—
November 1 – 30	401	$0.30	—	—
December 1 – 31	—	$—	—	—
Total	934	$2.66	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statements of income data for the years ended December 31, 2004, 2005 and 2006, and the consolidated balance sheet data at December 31, 2005 and 2006, are derived from our audited consolidated financial statements appearing elsewhere in this Form 10-K. The consolidated statements of income data for the years ended December 31, 2002 and 2003, and the consolidated balance sheet data at December 31, 2002, 2003 and 2004, are derived from our audited consolidated financial statements that are not included in this Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(in thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$439,508	$1,465,934	$3,189,223	$6,138,560	$10,604,917
Costs and expenses:
Cost of revenues	132,575	634,411	1,468,967	2,577,088	4,225,027
Research and development	40,494	229,605	395,164	599,510	1,228,589
Sales and marketing	48,783	164,935	295,749	468,152	849,518
General and administrative	31,190	94,519	188,151	386,532	751,787
Contribution to Google Foundation	—	—	—	90,000	—
Non-recurring portion of settlement of disputes with Yahoo	—	—	201,000	—	—

Total costs and expenses	253,042	1,123,470	2,549,031	4,121,282	7,054,921

Income from operations	186,466	342,464	640,192	2,017,278	3,549,996
Interest income (expense) and other, net	(1,551)	4,190	10,042	124,399	461,044

Income before income taxes	184,915	346,654	650,234	2,141,677	4,011,040
Provision for income taxes	85,259	241,006	251,115	676,280	933,594

Net income	$99,656	$105,648	$399,119	$1,465,397	$3,077,446

Net income per share of Class A and Class B common stock
Basic	$0.86	$0.77	$2.07	$5.31	$10.21

Diluted	$0.45	$0.41	$1.46	$5.02	$9.94

	As of December 31,
	2002	2003	2004	2005	2006
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$146,331	$334,718	$2,132,297	$8,034,247	$11,243,914
Total assets	286,892	871,458	3,313,351	10,271,813	18,473,351
Total long-term liabilities	9,560	33,365	43,927	107,472	128,924
Redeemable convertible preferred stock warrant	13,871	13,871	—	—	—
Deferred stock-based compensation	(35,401)	(369,668)	(249,470)	(119,015)	—
Total stockholders’ equity	173,953	588,770	2,929,056	9,418,957	17,039,840

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses.

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business.

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites.

•	that our operating margin may decrease as we invest in our employee, systems infrastructures and property and equipment.

•	regarding our future stock-based compensation charges.

•	regarding the anticipated timing of our TSO program and any stock-based compensation charges associated with the modifications to outstanding options that are eligible for sale in the TSO program.

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members.

•	that our cost of revenues will increase in 2007 primarily as a result of anticipated increases in traffic acquisition and data center costs.

•	that research and development, sales and marketing and general and administrative expenses will increase in the future.

•	regarding our future effective income tax rates.

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations.

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this report.

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top internet destination and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create and organize information that is useful to them.

•	Advertisers. We provide advertisers with several ways to deliver relevant targeted advertising including:

•	Google AdWords, an auction-based advertising program that enables advertisers to deliver relevant ads targeted to search results or web content.

•	Google Audio Ads, an automated online media platform that schedules and places advertising into radio programs.

•	Google Print Ads, a web-based marketplace for placing ads in print media.

•	Google Video Ads, a user-initiated click-to-play video ads that run on sites that are part of the Google Network.

These advertising programs provide advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network, which is the network of on-line and off-line third parties that use our advertising programs to deliver relevant ads with the content they provide.

•

Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs, including programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver audio ads on radio broadcasts and print ads for display in newspapers and magazines. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them.

How We Generate Revenue

We derive most of our revenues from fees we receive from our advertisers through our AdWords and AdSense programs.

Google AdWords is our automated online program that enables advertisers to place targeted text-based ads on our web sites. AdWords customers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. AdWords is also available through our direct sales force. Effective beginning the first quarter of 2004 until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only pricing structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords cost-per-impression program that enables advertisers to pay us based on the number of times their ads appear on Google Network members’ sites specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the text-based ads that appears next to the search results on our web sites, or next to the search results or content on Google Network members’ sites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network members’ sites. Our AdWords agreements are generally terminable at any time by our advertisers.

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

AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content) and themed units (which are regular text ad units with graphic treatments that change seasonally and by geography).

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

In the third quarter of 2005, we launched our Google Print Ads program through which we distribute our advertisers’ ads for publication in print media. We recognize as revenue the fees charged advertisers when their ads are published in magazines. Also, in the first quarter of 2006, we acquired dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry and launched our Google Audio Ads program, which distributes our advertisers’ ads for broadcast in radio programs. We recognize as revenue the fees charged advertisers each time an ad is broadcasted or a listener responds to that ad. We consider the magazines and radio stations that participate in these programs to be members of our Google Network.

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

We believe that the monetization of traffic on our web sites, and our Google Network members’ web sites is affected by the following factors:

•	The relevance and quality of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites, including the relevance and quality of an ad’s “landing page” or page a user views after an ad is clicked.

•

The number and prominence of ads displayed with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The rate at which our users and users of our Google Network members’ web sites click on advertisements.

•	Our minimum fee per click.

Advertising revenues made up 99% of our revenues in 2004, 2005 and 2006. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

In the first quarter of 2006, we launched Google Video through which we make video content owned by others available for download and purchase by end users. We recognize as revenue the fees we receive from end users to the extent we are the primary obligor to them. However, to the extent we are not the primary obligor, we recognize as revenues the fees we receive from the end users net of the amounts we pay to our video content providers.

Also in the second quarter of 2006, we launched Google Checkout, an online shopping payment processing system for both consumers and merchants. We offer the Google Checkout service to merchants at no charge for sales up to ten times the amount they spend on AdWords advertising per month. We have also announced that we do not plan to charge merchants any fees associated with the use of Google Checkout for 2007. Beginning January 1, 2008, we plan to charge merchants who use Google Checkout to process sales 2% of the transaction amount plus $0.20 per transaction to the extent the dollar value of the total fees to be charged to an advertiser in a month exceeds 10 times the amount they spend on AdWords advertising in that month. We recognize as revenue any fees charged merchants on transactions processed through Google Checkout. Further, cash ultimately paid to merchants under Google Checkout promotions, including cash paid to merchants as a result of discounts provided to consumers on certain transactions processed through Google Checkout, are accounted for as an offset to revenues.

In the fourth quarter of 2006, we acquired YouTube, a consumer media company for people to watch and share original videos worldwide through a web experience. We recognize as revenue the fees charged advertisers each time an ad is displayed on the YouTube site.

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

From the inception of the Google Network in 2002 through the first quarter of 2004, the growth in advertising revenues from our Google Network members’ web sites exceeded that from our web sites, which had a negative impact on our operating margins. The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our web sites because most of the advertiser fees from ads served on Google Network member web sites are shared with our Google Network members. However, beginning in the second quarter of 2004, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. This trend has had a positive impact on our operating margins and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

We are heavily investing in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience substantial growth in our operations as we build our research and development programs, expand our base of users, advertisers and Google Network members and increase our presence in international markets. In addition, we are incurring significant costs and expenses to promote the distribution of certain products including the Google Toolbar and promote the adoption of Google Checkout by merchants and consumers. Our headcount growth has required us to make substantial investments in property and equipment. Our full-time employee headcount has significantly increased from 5,680 at December 31, 2005 to 10,674 at December 31, 2006, and we also employ a significant number of temporary employees. In addition, our capital expenditures have grown from $838.2 million in 2005 to $1,902.8 million in 2006. We expect to continue to make significant capital expenditure investments in 2007, including information and technology infrastructure and corporate facilities. As a result, the growth rate of our costs and expenses may exceed the growth rate of our revenues in 2007.

We expect our cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2007 and in future periods compared to 2006, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and credit card and other transaction fees, including transaction processing fees related to Google Checkout. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization of traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments.

Our international revenues have grown as a percentage of our total revenues to 43% in 2006 from 39% in 2005. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets.

We currently anticipate that our effective tax rate will be at or below 30% in 2007.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,			Three Months Ended
	2004	2005	2006	September 30, 2006	December 31, 2006
				(unaudited)
Consolidated Statement of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	46.1	42.0	39.8	39.0	40.0
Research and development	12.4	9.8	11.6	11.6	12.1
Sales and marketing	9.3	7.6	8.0	7.7	8.0
General and administrative	5.8	6.2	7.1	7.1	6.8
Contribution to Google Foundation	—	1.5		—	—
Non-recurring portion of settlement of disputes with Yahoo	6.3	—	—	—	—

Total costs and expenses	79.9	67.1	66.5	65.4	66.9

Income from operations	20.1	32.9	33.5	34.6	33.1
Interest income and other, net	0.3	2.0	4.3	4.0	3.9

Income before income taxes	20.4	34.9	37.8	38.6	37.0

Net income	12.5%	23.9%	29.0%	27.3%	32.2%

Revenues

The following table presents our revenues, by revenue source, for the periods presented:

	Year Ended December 31,			Three Months Ended
	2004	2005	2006	September 30, 2006	December 31, 2006
				(unaudited)
	(in thousands)
Advertising Revenues
Google web sites	$1,589,032	$3,377,060	$6,332,797	$1,625,977	$1,977,042
Google Network web sites	1,554,256	2,687,942	4,159,831	1,037,022	1,197,867

Total advertising revenues	3,143,288	6,065,002	10,492,628	2,662,999	3,174,909
Licensing and other revenues	45,935	73,558	112,289	26,674	30,589

Revenues	$3,189,223	$6,138,560	$10,604,917	$2,689,673	$3,205,498

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Year Ended December 31,			Three Months Ended
	2004	2005	2006	September 30, 2006	December 31, 2006
				(unaudited)
Advertising Revenues
Google web sites	50%	55%	60%	60%	62%
Google Network web sites	49	44	39	39	37

Total advertising revenues	99	99	99	99	99
Google web sites as % of advertising revenues	51	56	60	61	62
Google Network web sites as % of advertising revenues	49	44	40	39	38
Licensing and other revenues	1%	1%	1%	1%	1%

Growth in our revenues from 2005 to 2006 and from 2004 to 2005, as well as from the three months ended September 30, 2006 to the three months ended December 31, 2006, resulted primarily from growth in advertising revenues. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic both on our web sites and those of our Google Network members, an increase in the number of Google Network members and distribution partners, certain improvements in the monetization of increased traffic on our web sites and our Google Network member sites and the continued global expansion of our products, our advertiser base and our user base. Improvements in our ability to monetize this increased traffic primarily relate to providing our end users with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. These improvements have included, for instance, reducing the number of ads on non-commercial search queries while increasing the number of ads on commercial search queries. In addition in the three months ended December 31, 2006, advertising revenues were reduced by approximately one percent due to cash paid to merchants under Google Checkout promotions.

Our sequential quarterly revenue growth rate increased from 9.5% for the three months ended September 30, 2006, to 19.2% for the three months ended December 31, 2006.

The sequential quarterly revenue growth rate from our web sites increased from 13.5% for the three months ended September 30, 2006, to 21.6% for the three months ended December 31, 2006. This increase is primarily the result of increased traffic, substantially due to seasonality, as well as improvements in our ability to monetize traffic on our web sites and the continued global expansion of our products, our advertiser base and our user base. The sequential quarterly revenue growth rate from our Google Network members’ web sites increased from 4.0% for the three months ended September 30, 2006, to 15.5% for the three months ended December 31, 2006. This increase is primarily the result of increased traffic, substantially due to seasonality, as well as improvements in our ability to monetize traffic and the continued global expansion of our advertiser base and partner network. The sequential quarterly revenue growth rate from our web sites has been greater than that from our Google Network members’ web sites primarily as a result of a greater increase in the total number of paid clicks on our web sites, which was largely due to higher traffic growth and monetization improvements. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Aggregate paid clicks on our web sites and our Google Network members’ web sites increased approximately 22% from the three months ended September 30, 2006 to the three months ended December 31, 2006 and approximately 65% from the year ended 2005 to the year ended 2006. In general, these increases in paid clicks have historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords and the revenue growth rates on our web sites compared to those of our Google Network members. In addition, traffic growth in emerging markets compared to more mature markets, and across various advertising verticals may also contribute to these fluctuations.

We believe that the increase in the number of paid clicks and ads displayed through our programs is the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners. Revenues realized through the Google Print Ads Program, Google Audio Ads, Google Video, Google Checkout and YouTube were not material in any of the periods presented.

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

	Year Ended December 31,			Three Months Ended
	2004	2005	2006	September 30, 2006	December 31, 2006
				(unaudited)
United States	66%	61%	57%	56%	56%
United Kingdom	13%	14%	15%	16%	15%
Rest of the world	21%	25%	28%	28%	29%

The slight decrease in the United Kingdom revenues as a percentage of total revenues from the three months ended September 30, 2006 to the three months ended December 31, 2006 is primarily a result of decreased spending in certain advertising verticals.

The yearly growth in international revenues resulted largely from increased acceptance of our advertising programs and increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended December 31, 2006 compared to the three months ended September 30, 2006 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $17.7 million or 0.6% lower.

While international revenues in each of the periods presented accounted for less than half of our total revenues, more than half of our user traffic during these periods came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2007 or thereafter. See Note 14 of Notes to Consolidated Financial Statements included as part of this Form 10-K for additional information about geographic areas.

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

The following table presents our traffic acquisition costs (dollars in millions), and traffic acquisition costs as a percentage of advertising revenues, for the periods presented:

	Year Ended December 31,			Three Months Ended
	2004	2005	2006	December 31, 2005	September 30, 2006	December 31, 2006
				(unaudited)
Traffic acquisition costs	$1,228.7	$2,114.9	$3,308.8	$628.9	$825.3	$975.6
Traffic acquisition costs as a percentage of advertising revenues	39.1%	34.9%	31.5%	33.2%	31.0%	30.7%

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions.

Cost of revenues increased by $234.4 million to $1,283.1 million (or 40.0% of revenues) in the three months ended December 31, 2006, from $1,048.7 million (or 39.0% of revenues) in the three months ended September 30, 2006. This increase was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs. There was an increase in traffic acquisition costs of $135.5 million primarily as a result of more advertiser fees generated through our AdSense program, and to a lesser extent an increase of $14.9 million in fees expensed related to distribution arrangements. The increase in cost of revenues is also attributable to an increase in data center costs of $58.9 million primarily as a result of the depreciation of additional information technology assets purchased in the current and prior periods as well as additional personnel required to manage the data centers. Furthermore, and to a lesser extent, this increase in data center costs is also due to the transfer of certain of our information technology assets to operations at the beginning of the fourth quarter as a result of the completion of a significant research and development project. In addition, there was an increase in credit card and other transaction processing fees of $8.8 million resulting from more advertiser fees generated through AdWords as well as more transaction processing fees related to Google Checkout. Traffic acquisition costs as a percentage of advertising revenues decreased from 31.0% in the three months ended September 30, 2006 to 30.7% in the three months ended December 31, 2006. This decrease was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased by $1,647.9 million to $4,225.0 million (or 39.8% of revenues) in 2006, from $2,577.1 million (or 42.0% of revenues) in 2005. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs and additional credit card and other transaction fees. There was an increase in traffic acquisition costs of $1,109.7 million primarily resulting from more advertiser fees generated through our AdSense program, and to a much lesser extent, an increase of $84.1 million in fees expensed related to distribution arrangements, and an increase in data center costs of $307.9 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $58.4 million resulting from more advertiser fees being generated through AdWords as well as transaction processing fees related to Google Checkout in 2006, an increase in expenses related to acquiring content on our web sites of $23.0 million, an increase in the amortization of developed technology of $21.6 million resulting from acquisitions in the current and prior years as well as an increase in Search Appliance costs of $10.8 million. The decrease in cost of revenues as a percentage of revenues, as well as traffic acquisition costs as a percentage of advertising revenues, was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

Cost of revenues increased by $1,108.1 million to $2,577.1 million (or 42.0% of revenues) in 2005, from $1,469.0 million (or 46.1% of revenues) in 2004. This increase in dollars was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, additional data center costs, additional credit card and other transaction fees, and additional expenses related to acquiring content on our web sites. There was an increase in traffic acquisition costs of $886.3 million primarily resulting from more advertiser fees generated through our AdSense program and an increase in data center costs of $138.3 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $36.7 million resulting from more advertiser fees being generated through AdWords. The decrease in cost of revenues as a percentage of revenues, as well as traffic acquisition costs as a percentage of advertising revenues, was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

We expect cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2007 and in future periods compared to 2006, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, including transaction processing fees related to Google Checkout, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including:

•	the relative growth rates of revenues from our web sites and from our Google Network members’ web sites.

•

whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements.

•

whether we are able to continue to improve the monetization of traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments.

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

Research and development expenses increased by $74.2 million to $386.8 million (or 12.1% of revenues) in the three months ended December 31, 2006, from $312.6 million (or 11.6% of revenues) in the three months ended September 30, 2006, primarily due to an increase in labor and facilities related costs of $51.5 million as a result of a 9% increase in research and development headcount, as well as an increase in stock-based compensation expense of $20.4 million primarily due to additional stock-based compensation associated with stock awards issued as a result of our acquisition of YouTube. This increase was also due to a disproportionately large increase to our annual bonus accrual in the three months ended December 31, 2006, substantially offset by less depreciation and related expense due to the transfer of certain of our information technology assets to operations at the beginning of the fourth quarter as a result of the completion of a significant research and development project.

Research and development expenses increased by $629.1 million to $1,228.6 million (or 11.6% of revenues) in 2006, from $599.5 million (or 9.8% of revenues) in 2005, primarily due to an increase in labor and facilities related costs of $342.5 million as a result of a 77% increase in research and development headcount, and an increase in stock-based compensation cost of $172.0 million. In addition, there was an increase in depreciation and related expenses of $53.4 million primarily as a result of increasing dollar amounts of information technology assets purchased during 2005 and 2006, as well as an increase in professional services spending of $29.5 million and an increase in the amortization of developed technology acquired in 2006 and prior years of $12.4 million.

Research and development expenses increased by $204.3 million to $599.5 million (or 9.8% of revenues) in 2005, from $395.2 million (or 12.4% of revenues) in 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $188.2 million as a result of a 119% increase in research and development headcount. In addition, depreciation and related expenses increased by $42.3 million primarily as a result of increasing dollar amounts of information technology assets purchased during 2004 and 2005. Also, in-process research and development expenses increased by $10.7 million as a result of acquisitions, and professional services increased $9.0 million. These increases were partially offset by a decrease in stock-based compensation of $54.0 million.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006 because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services. In addition, we expect to recognize incrementally more stock-based compensation as a result of the anticipated launch of our employee transferable stock option program in the second quarter of 2007 (see detailed discussion below).

Sales and Marketing. Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures.

Sales and marketing expenses increased $48.2 million to $255.2 million (or 8.0% of revenues) in the three months ended December 31, 2006, from $207.0 million (or 7.7% of revenues) in the three months ended September 30, 2006, primarily due to an increase in labor and facilities related costs of $35.3 million mostly as a result of an 13% increase in sales and marketing headcount, as well as an increase in depreciation and related expenses of $7.9 million.

Sales and marketing expenses increased $381.3 million to $849.5 million (or 8.0% of revenues) in 2006, from $468.2 million (or 7.6% of revenues) in 2005. This increase was primarily due to an increase in labor and facilities related costs of $209.1 million mostly as a result of an 88% increase in sales and marketing headcount, an increase in promotional and advertising expenses of $83.5 million, an increase in stock-based compensation of $31.0 million and an increase in depreciation and related expenses of $21.6 million.

Sales and marketing expenses increased $172.5 million to $468.2 million (or 7.6% of revenues) in 2005, from $295.7 million (or 9.3% of revenues) in 2004. This increase in dollars was primarily due to an increase in labor and facilities related costs of $101.6 million mostly as a result of a 58% increase in sales and marketing headcount. In addition, promotional and advertising expenses increased $65.2 million, depreciation and related expenses increased $13.0 million and office related expenses increased $6.5 million. The increase in sales and marketing personnel, promotional, advertising, depreciation, office-related and travel-related expenses was a result of our on-going efforts to secure new, and to provide support to our existing, users, advertisers and Google Network members, on a worldwide basis, as well as promote the distribution of the Google Toolbar and other products in order to make our search services easier to access. These increases were partially offset by a decrease in stock-based compensation expense of $21.0 million.

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006 as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to hire additional personnel and increase advertising and promotional expenditures to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel to support our worldwide expansion. In addition, we expect greater stock based compensation expenses as a result of the anticipated launch of our employee transferable stock option (TSO) program in the second quarter of 2007 (see detailed discussion below).

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

General and administrative expenses increased $29.7 million to $219.7 million (or 6.9% of revenues) in the three months ended December 31, 2006, from $190.0 million (or 7.1% of revenues) in the three months ended September 30, 2006. This increase in dollars was primarily due to an increase in labor and facilities related costs of $24.3 million primarily as a result of a 17% increase in headcount.

General and administrative expenses increased $365.3 million to $751.8 million (or 7.1% of revenues) in 2006, from $386.5 million (or 6.3% of revenues) in 2005. This increase was primarily due to an increase in labor and facilities related costs of $150.3 million, primarily as a result of a 92% increase in headcount from 2005 to 2006, an increase in professional services fees of $76.3 million and an increase in depreciation and related costs of $43.4 million. In addition, stock based compensation increased $42.4 million. We also recognized $30.0 million in plaintiffs’ attorneys’ expenses related to the settlement of the Lane’s Gift class action lawsuit recognized in 2006. The additional personnel, professional services, depreciation and related recruiting expenses are primarily the result of the growth of our business.

General and administrative expenses increased $198.3 million to $386.5 million (or 6.3% of revenues) in 2005, from $188.2 million (or 5.9% of revenues) in 2004. This increase was primarily due to an increase in labor and facilities related costs of $98.3 million, primarily as a result of an 101% increase in headcount, an increase in professional services fees of $58.7 million, an increase in depreciation and related expenses of $10.1 million, an increase in bad debt expenses of $8.2 million, an increase in travel and related expenses of $4.7 million and an increase in office and related expenses of $4.3 million. The additional personnel, professional services fees, depreciation, bad debt, travel and office and related expenses are primarily the result of the growth of our business.

As we expand our business and incur additional expenses, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006. In addition, we expect greater stock based compensation expenses as a result of the anticipated launch of our employee transferable stock option program in the second quarter of 2007 (see detailed discussion below).

Stock-Based Compensation. The following is a discussion of the accounting for our stock awards through the end of 2005 under the accounting rules then in effect:

We accounted for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, deferred stock-based compensation for options granted to employees is equal to its intrinsic value, determined as the difference between the exercise prices and the values of the underlying stock on the dates of grant.

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

In the fourth quarter of 2004, we began granting restricted stock units (“RSUs”) to certain employees under our Founders’ Award and other programs (see Note 11 of Notes to Consolidated Financial Statements included as part of this Form 10-K for additional information). Under these programs, the fair values of the underlying stock on the dates of grant are recognized as stock-based compensation over the four year vesting periods on an accelerated basis. In the second quarter of 2005, we began granting RSUs to all newly hired employees. These RSUs vest from zero to 37.5 percent of the grant amount at the end of each of the four years from date of hire based on the employee’s performance. We recognized compensation expense for these RSUs under the variable method based on the fair market value of the underlying shares at the end of each quarter within the vesting periods.

On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”), using the modified-prospective method. Under this method, we recognize stock-based compensation over the related service periods for any stock-awards issued after December 31, 2005, as well as for all stock awards issued prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 because these awards are unvested. Stock-based compensation is measured based on the fair values of all stock awards on the dates of grant.

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

SFAS 123R requires that the deferred stock-based compensation on our balance sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation that was netted against additional paid-in capital on January 1, 2006, as reflected in the accompanying Consolidated Balance Sheet and Consolidated Statement of Redeemable Convertible Preferred Stock Warrant and Stockholders’ Equity at December 31, 2006.

As noted above, prior to the adoption of SFAS 123R we accounted for RSUs issued to new employees that vest based on the employee’s performance under the variable method, under which stock-based compensation is measured based on the fair value of the underlying shares at the end of each quarter within the vesting periods. As noted above, under SFAS 123R stock-based compensation is measured based on the fair values of the underlying shares on the dates of grant for all such outstanding RSUs. As a result, to the extent the fair value of the underlying shares is greater at the end of each quarter within the vesting periods compared to the fair values on the dates of grant, then we will recognize less stock-based compensation than we would have had we continued to use the variable method.

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

Stock-based compensation increased $34.5 million to $134.4 million (or 4.2% of revenues) in the three months ended December 31, 2006 from $99.9 million (or 3.7% of revenues) in the three months ended September 30, 2006. This increase was primarily due to additional stock-based compensation of $27.6 million associated with the then unvested stock awards issued as a result of our acquisition of YouTube.

Stock-based compensation increased $257.4 million to 458.1 million (or 4.3% of revenues) in 2006 from $200.7 million (or 3.3% of revenues) in 2005. This increase was primarily a result of our adoption of SFAS 123R on January 1, 2006 under which stock-based compensation is recognized using the fair-value-based method as compared to the intrinsic value method under APB 25.

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

We currently anticipate that we will launch our employee TSO program in the second quarter of 2007. Under the TSO program, employees other than our senior executives will be able to sell vested options to certain financial institutions in an on-line auction. Because all outstanding stock options granted under our 2004 Stock Plan after our initial public offering to employees other than our senior executives will be modified to allow selling under the program, we expect to incur a modification charge in accordance with generally accepted accounting principles of approximately $90 million in the second quarter of 2007 related to vested options as of the end of that quarter and a charge of approximately $150 million over their remaining vesting periods of up to approximately four years related to unvested options.

The market value of our stock used to compute the above forecasted modification charges was $449 per share. The actual charge will be different to the extent the number of options outstanding at the time we launch the TSO program is different than our expectations, or to the extent the variables used to revalue these options, including the market value and volatility of our stock, are different.

The fair value of each option granted under the TSO program in the future will be greater because of a longer expected life, resulting in more stock-based compensation per option.

Before the aforementioned incremental charges related to the TSO program, we expect stock-based compensation to be approximately $621.0 million in 2007 and $799.3 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to December 31, 2006 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

At December 31, 2006, there were 104,960 unvested options held by non-employees with a weighted-average exercise price of $3.21 and a weighted-average 13 month remaining vesting period. These options generally vest on a monthly and ratable basis. At December 31, 2006, there were 3,300 unvested restricted stock units held by a non-employee with a 41 month remaining vesting period.

Contribution to Google Foundation

In the three months ended December 31, 2005, we made a non-recourse, non-refundable $90.0 million cash contribution to the Google Foundation, a nonprofit related party of Google. As a result, this contribution was recorded as an expense in the period made. We do not expect to make further donations to the Google Foundation for the foreseeable future. See Note 10 of Notes to Consolidated Financial Statements included as part of this Form 10-K for additional information about the Google Foundation.

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

We incurred a non-recurring non-cash charge of $201.0 million in the third quarter of 2004 related to this settlement. The non-cash charge included among other items, the value of shares associated with the settlement of the warrant dispute. See Note 8 of Notes to Consolidated Financial Statements included in this Form 10-K for additional information about the settlement of disputes with Yahoo.

Interest Income and Other, Net

Interest income and other of $124.1 million in the three months ended December 31, 2006 was primarily comprised of $121.7 million of interest income earned on our cash, cash equivalents and marketable securities balances.

Interest income and other of $461.0 million in 2006 was primarily the result of $412.1 million of interest income earned on cash, cash equivalents and marketable securities balances. In addition, we recognized $40.2 million of net gains on sales of marketable securities primarily as a result of the sale of our investment in Baidu and $5.3 million of net foreign exchange gains.

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

Interest income and other of $10.0 million in 2004 was primarily comprised of $16.0 million of interest income earned on our greater average cash, cash equivalents and marketable securities balances and $1.9 million of other income related to grants received from a foreign jurisdiction because we created new employment in that country. These income sources were partially offset by approximately $6.7 million of net foreign exchange losses.

Provision for Income Taxes

Our provision for income taxes decreased to $154.0 million, or an effective tax rate of 13.0%, in the three months ended December 31, 2006, from $306.2 million, or an effective tax rate of 29.5%, in the three months ended September 30, 2006. This decrease was primarily attributable to the effects of an Advanced Pricing Agreement (“APA”) we entered into with the Internal Revenue Service in December 2006 in connection with certain intercompany transfer pricing arrangements beginning in 2003. As a result of the APA, we reduced certain of our income tax contingency reserves and recognized an income tax benefit of $90.3 million in the fourth quarter. Also, during the three months ended December 31, 2006, the 2006 Research and Development Tax Credit was signed into federal law, which resulted in a $77.9 million benefit to our provision for income taxes of which $42.8 million pertained to the first three quarters of 2006.

Our provision for income taxes increased to $933.6 million, or an effective tax rate of 23.3% in 2006, from $676.3 million, or an effective tax rate of 31.6%, in 2005. The dollar increase in our provision for income taxes was primarily due to increases in federal and state income taxes, driven by higher taxable income period over period, partially offset by the discrete income tax benefit realized in 2006 related to the reduction to certain of our income tax contingency reserves as discussed above. The decrease in our effective tax rate was primarily because proportionately more of our earnings were recognized by our subsidiaries outside of the U.S. compared to in the U.S. in 2006 compared to 2005, and such earnings were taxed at a lower weighted average statutory tax rate than in the U.S. Without the aforementioned discrete benefits, our effective tax rate would have been higher than 23.3% in 2006.

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

We expect our effective tax rate in 2007 to be at or below 30%; however it could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

See Critical Accounting Policies and Estimates included elsewhere in this Form 10-K for additional information about our provision for income taxes.

See Item 1B of Part I of this Form 10-K for information regarding outstanding comments that we received from the SEC concerning our provision for interim period effective income tax rates.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 13 of Notes to Consolidated Financial Statements included in this Form 10-K.

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

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 2006. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth calendar quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
	(in thousands, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues	$1,256,516	$1,384,495	$1,578,456	$1,919,093	$2,253,755	$2,455,991	$2,689,673	$3,205,498
Costs and expenses:
Cost of revenues (1)	546,781	598,119	655,154	777,035	904,119	989,032	1,048,728	1,283,148
Research and development (1)	108,711	123,134	177,793	189,871	246,599	282,552	312,632	386,806
Sales and marketing (1)	89,488	104,546	111,487	162,632	190,943	196,397	206,972	255,206
General and administrative (1)	68,766	82,998	104,851	129,915	169,395	172,638	190,010	219,744
Contribution to Google Foundation	—	—	—	90,000	—	—	—	—

Total costs and expenses	813,746	908,797	1,049,285	1,349,453	1,511,056	1,640,619	1,758,342	2,144,904

Income from operations	442,770	475,698	529,171	569,640	742,699	815,372	931,331	1,060,594
Interest income and other, net	13,686	19,722	20,797	70,193	67,919	160,805	108,180	124,139

Income before income taxes	456,456	495,420	549,968	639,833	810,618	976,177	1,039,511	1,184,733
Provision for income taxes (2)	87,263	152,606	168,786	267,625	218,327	255,100	306,150	154,017

Net income	$369,193	$342,814	$381,182	$372,208	$592,291	$721,077	$733,361	$1,030,716

Net income per share of Class A and Class B common stock:
Basic	$1.39	$1.27	$1.39	$1.28	$2.02	$2.39	$2.42	$3.36

Diluted	$1.29	$1.19	$1.32	$1.22	$1.95	$2.33	$2.36	$3.29

(1)	Stock-based compensation recognized in each of the four quarters in 2005, accounted for under APB 25, has been reclassified to these expense lines to conform with the presentation in each of the four quarters in 2006. As discussed in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, stock-based compensation for each of the four quarters in 2006 is presented in conformity with SFAS 123R.
(2)	A reduction to our provision for income taxes of $48.5 million was recorded in the first quarter of 2005 as a result of disqualifying dispositions related to cumulative stock-based compensation recognized for all of our incentive stock options. Also, a reduction to our provision for income taxes of $133.1 million was recorded in the fourth quarter of 2006 related primarily to the reduction of certain income tax contingency reserves recorded previously. See discussion above under “Provision for Income Taxes.”

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2006.

	Quarter Ended
	Mar 31, 2005	Jun 30, 2005	Sep 30, 2005	Dec 31, 2005	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006
As Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues (1)	43.5	43.2	41.5	40.5	40.1	40.3	39.0	40.0
Research and development (1)	8.7	8.9	11.3	9.9	10.9	11.5	11.6	12.1
Sales and marketing (1)	7.1	7.5	7.1	8.5	8.5	8.0	7.7	8.0
General and administrative (1)	5.5	6.0	6.6	6.7	7.5	7.0	7.1	6.8
Contribution to Google Foundation	—	—	—	4.7	—	—	—	—

Total costs and expenses	64.8	65.6	66.5	70.3	67.0	66.8	65.4	66.9

Income from operations	35.2	34.4	33.5	29.7	33.0	33.2	34.6	33.1
Interest income and other, net	1.1	1.4	1.3	3.6	3.0	6.6	4.0	3.9

Income before income taxes	36.3	35.8	34.8	33.3	36.0	39.8	38.6	37.0

Net income	29.4%	24.8%	24.1%	19.4%	26.3%	29.4%	27.3%	32.2%

(1)	Stock-based compensation recognized in each of the four quarters in 2005, accounted for under APB 25, has been reclassified to these expense lines to conform with the presentation in each of the four quarters in 2006. As discussed in Note 1 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K, stock-based compensation for each of the four quarters in 2006 is presented in conformity with SFAS 123R.

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Net cash provided by operating activities	$977,044	$2,459,422	$3,580,508
Net cash used in investing activities	(1,901,356)	(3,358,193)	(6,899,150)
Net cash provided by financing activities	1,194,618	4,370,830	2,966,398

As a result of the completion of our initial public offering in August 2004 and our follow-on public stock offerings in September 2005 and April 2006, we raised $1,161.1 million, $4,287.2 million and $2,063.5 million of net proceeds. At December 31, 2006, we had $11.2 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies as well as time deposits. Note 2 of Notes to Consolidated Financial Statements included as part of this report describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2006 and December 31, 2005, we had unused letters of credit for approximately $17.7 million and $14.6 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation, amortization, in-process research and development and stock-based compensation expense and the effect of changes in working capital and other activities. Cash provided by operating activities in 2006 was $3,580.5 million and consisted of net income of $3,077.4 million, adjustments for non-cash items of $460.8 million and cash used in working capital and other activities of $42.3 million. Adjustments for non-cash items primarily consisted of $494.4 million of depreciation expense on property and equipment and $458.1 million of stock-based compensation, partially offset by $581.7 million of excess tax benefits from stock-based award activity (see discussion below). In addition, working capital activities primarily consisted of an increase of $624.0 million in accounts receivable due to the growth in fees billed to our advertisers, partially offset by a net increase in income taxes, net of $398.4 million primarily comprised of the same $581.7 million of excess tax benefits from stock-based award activity included under adjustments for non-cash items, partially offset by a net decrease in income taxes payable and deferred income taxes, an increase of $386.9 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment and other general expenditures, as well as a net increase of $149.9 million in prepaid revenue share, expenses and other assets and accrued revenue share primarily resulted from prepayments associated with AdSense and distribution arrangements.

Beginning January 1, 2006, SFAS 123R requires the benefits of tax deductions in excess of the tax-affected compensation that would have been recognized as if we had always accounted for our stock-based award activity under SFAS 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. In compliance with the modified prospective transition method under SFAS 123R, these excess tax benefits from stock-based award activity generated in 2006, as well as those previously generated in 2005 and 2004 under the then applicable accounting rules, are reported as a cash flow from financing activities and a cash flow from operating activities, respectively. The benefits of tax deductions in excess of the tax-affected compensation could fluctuate significantly from period to period based on the number of stock-based awards exercised, sold or vested, the tax benefit realized and the tax-affected compensation recognized.

Cash provided by operating activities in 2005 primarily consisted of net income adjusted for certain non-cash and other items including depreciation, amortization, in-process research and development, stock-based compensation, tax benefits from stock-based award activity and the effect of changes in working capital and other activities. Cash provided by operating activities in 2005 was $2,459.4 million and consisted of net income of $1,465.4 million, adjustments for non-cash and other items of $950.3 million and cash provided by working capital and other activities of $43.7 million. Adjustments for non-cash and other items primarily consisted of $256.8 million of depreciation and amortization expense on property and equipment and $200.7 million of stock-based compensation, $433.7 million of tax benefits from stock-based award activity, which represents a portion of the $552.5 million reduction to income taxes payable that we realized over 2005 related to the exercise, sale or vesting of these awards. Working capital activities primarily consisted of an increase of $372.3 million in accounts receivable due to growth in fees billed to our advertisers, an increase of $247.4 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment, other general expenditures as well as an increase in compensation as a result of the growth in the number of employees, an increase of $93.3 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members and a net decrease in income taxes receivable and deferred income taxes of $87.4 million.

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

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. In addition, an increasing proportion of our total advertiser fees are invoiced under credit terms rather than transacted with credit cards. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, since we have become a public company our cash-based compensation per employee has increased and will likely continue to increase (primarily in the form of variable bonus awards and other incentive arrangements) in order to retain and attract employees.

Cash used in investing activities in 2006 of $6,899.2 million was attributable to:

•	net purchases of marketable securities of $3,574.8 million primarily driven by the additional cash raised from our follow-on public stock offering in April 2006,

•

cash consideration used in acquisitions and other investments of $1,421.6 million primarily related to our $1.0 billion investment in America Online, Inc. and to a lesser extent, the acquisition of dMarc Broadcasting, Inc. and

•	capital expenditures of $1,902.8 million.

Cash used in investing activities in 2005 of $3,358.2 million was attributable to net purchases of marketable securities of $2,418.7 million, capital expenditures of $838.2 million and cash consideration used in acquisitions and other investments of $101.3 million, net of cash acquired. Cash used in investing activities in 2004 of $1,901.4 million was attributable to net purchases of marketable securities of $1,523.5 million, capital expenditures of $319.0 million and cash consideration used in acquisitions and other investments of $58.9 million. Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure in 2007 and thereafter.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire engineering teams, technologies and other assets. As noted above, in April 2006 we completed our equity investment in America Online, Inc. for $1.0 billion in cash.

In February 2006, we acquired dMarc Broadcasting, Inc. for an initial purchase price of $97.6 million. In addition, we are contingently obligated to make additional cash payments of up to $1.136 billion. Specifically, we are contingently obligated to make an additional cash payment of $25.0 million upon the achievement of a product launch milestone, and additional cash payments of up to $390.0 million in respect of 2007 and up to

$721.0 million in respect of 2008 if certain net revenue and advertising inventory targets are met in each of those years. The product launch milestone payment will become payable after the launch of a generally available audio ads product that meets certain feature and integration requirements. Net revenue targets are generally calculated based on revenue recognized primarily from the distribution of radio advertisements, less the inventory acquisition costs associated with such revenue. Advertising inventory targets are calculated by reference to the average quarter hour listener counts of advertising spots available in our system during each quarterly period. Because these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Also, as part of our philanthropic program, we expect to make equity and other investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these investments to be made primarily in cash and to be approximately $175 million over the three years ended December 31, 2008. These equity and other investments were not material in 2006.

Cash provided by financing activities in 2006 of $2,966.4 million was due primarily to (i) net proceeds of $2,063.5 million raised from the follow-on stock offering, (ii) excess tax benefits of $581.7 million from stock- based award activity during the period and (iii) net proceeds from the issuance of common stock pursuant to stock-based award activity of $321.1 million. Cash provided by financing activities in 2005 of $4,370.8 million was due primarily to net proceeds from our follow-on stock offering of $4,287.2 million, after consideration of related issuance costs of $66.8 million. Cash provided by financing activities in 2004 of $1,194.6 million was due primarily to net proceeds from the initial public offering of $1,161.1 million, after consideration of related issuance costs of $41.0 million.

Contractual Obligations as of December 31, 2006

	Payments due by period
	Total	Less than 12 months	13-48 months	49-60 months	More than 60 months
	(in millions)
	(unaudited)
Guaranteed minimum revenue share payments	$1,165.6	$345.8	$819.8	$—	$—
Operating lease obligations	1,168.7	64.3	201.2	66.1	837.1
Purchase obligations	396.7	102.0	203.8	24.9	66.0
Other long-term liabilities reflected on our balance sheet under GAAP	104.5	36.0	28.8	7.7	32.0

Total contractual obligations	$2,835.5	$548.1	$1,253.6	$98.7	$935.1

The above table does not include contingent consideration that may be paid pursuant to asset purchases or business combinations. It also does not include payments related to toolbar and other product distribution arrangements as those arrangements do not include guaranteed obligations.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At December 31, 2006, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,165.6 million through 2010 compared to $234.3 million at December 31, 2005. These amounts include our obligations under our August 2006 letter of agreement that we entered into with News Corporation’s Fox Interactive Media to make non-cancelable guaranteed minimum revenue share payments of $900 million beginning in 2007 based on Fox Interactive Media achieving certain traffic and other commitments.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land and data centers throughout the world with original lease periods expiring between 2007 and 2051. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table above. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

The above minimum payments at December 31, 2006 under operating lease obligations do not include amounts related to certain non-cancelable service contracts for our data centers. The non-cancelable commitments under these service contracts at December 31, 2006 are included under purchase obligations.

Purchase Obligations

Purchase obligations represent non-cancelable contractual obligations at December 31, 2006. In addition, we had $587.9 million of open purchase orders for which we have not received the related services or goods at December 31, 2006. This amount is not included in the above table since we have the right to cancel the purchase orders upon ten days notice prior to the date of delivery. The majority of our purchase obligations are related to data center operations and facility build-outs. These non-cancelable contractual obligations and open purchase orders amounts do not include payments we may be obligated to make to vendors upon their attainment of milestones under the related agreements.

Other Long-Term Liabilities

Other long-term liabilities consist of deferred rent liabilities related to certain operating leases and royalty payments related to certain licensing agreements.

Off-Balance Sheet Entities

At December 31, 2006 and 2005, we were not involved with any variable interest entities, as defined by the Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, having a significant effect on the financial statements.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 23.3% and 31.6% for 2006 and 2005. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

We account for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123R, Shared-Based Payment. Under the provisions of SFAS No. 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Effect of Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 on January 1, 2007 will have a material effect on our financial position, cash flows or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently assessing whether adoption of SFAS 157 will have an impact on our financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British pound, the euro, the Canadian dollar and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The vehicle we use is forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with euros was $735.7 million at December 31, 2006. The notional principal of forward foreign exchange contracts to purchase euros with British pounds, Japanese yen and Australian dollars was €180.5 million (or approximately $236.8 million) at December 31, 2006. The notional principal of forward foreign exchange contracts to sell euros for Taiwan dollars was €15.4 million (or approximately $20.2 million) at December 31, 2006. There were no other forward exchange contracts outstanding at December 31, 2006.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. We recognized translation gains of $38.6 million in 2006 primarily as a result of generally strengthening foreign currencies against the U.S. dollar.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $2.2 million and $11.6 million at December 31, 2005 and December 31, 2006. The adverse impact at December 31, 2006 is after consideration of the offsetting effect of approximately $63.3 million and $113.6 million from forward exchange contracts in place for the month of December 2005 and December 2006. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $60.4 million and $98.8 million at December 31, 2005 and December 31, 2006. The increase in this amount from December 31, 2005 to December 31, 2006 is due to the substantial increase in our investment balances primarily as a result of the $2.1 billion net proceeds from our follow-on stock offering completed in April 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2005 and 2006, and the related consolidated statements of income, redeemable convertible preferred stock warrant and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2005 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Google Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

As discussed in Note 1 to the consolidated financial statements, in 2006, Google Inc. changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

/s/    ERNST & YOUNG LLP

San Jose, California

February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Google Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Google Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of Google Inc. as of December 31, 2005 and 2006, and the related consolidated statements of income, redeemable convertible preferred stock warrant and stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 27, 2007, expressed an unqualified opinion thereon.

/s/     ERNST & YOUNG LLP

San Jose, California

February 27, 2007

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31,
	2005	2006
Assets
Current assets:
Cash and cash equivalents	$3,877,174	$3,544,671
Marketable securities	4,157,073	7,699,243
Accounts receivable, net of allowance of $14,852 and $16,914	687,976	1,322,340
Deferred income taxes, net	49,341	29,713
Prepaid revenue share, expenses and other assets	229,507	443,880

Total current assets	9,001,071	13,039,847
Prepaid revenue share, expenses and other assets, non-current	16,941	114,455
Non-marketable equity securities	14,369	1,031,850
Property and equipment, net	961,749	2,395,239
Intangible assets, net	82,783	346,841
Goodwill	194,900	1,545,119

Total assets	$10,271,813	$18,473,351

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$115,575	$211,169
Accrued compensation and benefits	198,788	351,671
Accrued expenses and other current liabilities	114,377	265,872
Accrued revenue share	215,771	370,364
Deferred revenue	73,099	105,136
Income taxes payable	27,774	375

Total current liabilities	745,384	1,304,587
Deferred revenue, long-term	10,468	20,006
Deferred income taxes, net	35,419	40,421
Other long-term liabilities	61,585	68,497
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock, $0.001 par value per share: 9,000,000 shares authorized; 293,027 (Class A 201,268, Class B 91,759) and par value of $293 (Class A $201, Class B $92) and 308,997 (Class A 227,670, Class B 81,327) and par value of $309 (Class A $228, Class B $81) shares issued and outstanding, excluding 3,303 (Class A 2,069, Class B 1,234) and 1,296 (Class A 1,045, Class B 251) shares subject to repurchase (see Note 11) at December 31, 2005 and 2006	293	309
Additional paid-in capital	7,477,792	11,882,906
Deferred stock-based compensation	(119,015)	—
Accumulated other comprehensive income	4,019	23,311
Retained earnings	2,055,868	5,133,314

Total stockholders’ equity	9,418,957	17,039,840

Total liabilities and stockholders’ equity	$10,271,813	$18,473,351

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2005	2006
Revenues	$3,189,223	$6,138,560	$10,604,917
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $11,314, $5,579, $17,629)*	1,468,967	2,577,088	4,225,027
Research and development (including stock-based compensation expense of $169,532, $115,532, $287,485)*	395,164	599,510	1,228,589
Sales and marketing (including stock-based compensation expense of $49,449, $28,411, $59,389)*	295,749	468,152	849,518
General and administrative (including stock-based compensation expense of $48,451, $51,187, $93,597)*	188,151	386,532	751,787
Contribution to Google Foundation	—	90,000	—
Non-recurring portion of settlement of disputes with Yahoo	201,000	—	—

Total costs and expenses	2,549,031	4,121,282	7,054,921

Income from operations	640,192	2,017,278	3,549,996
Interest income and other, net	10,042	124,399	461,044

Income before income taxes	650,234	2,141,677	4,011,040
Provision for income taxes	251,115	676,280	933,594

Net income	$399,119	$1,465,397	$3,077,446

Net income per share of Class A and Class B common stock:
Basic	$2.07	$5.31	$10.21

Diluted	$1.46	$5.02	$9.94

*	Stock-based compensation recognized in the years ended December 31, 2004, and 2005, accounted for under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, has been reclassified to these expense lines to conform with the presentation for the year ended December 31, 2006. As discussed in Note 1 of the accompanying notes, stock-based compensation for the year end December 31, 2006, is presented in conformity with Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (as revised), Share-Based Payment.

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF REDEEMABLE CONVERTIBLE PREFERRED STOCK WARRANT AND STOCKHOLDERS’ EQUITY

(in thousands)

	Redeemable Convertible Preferred Stock Warrant		Convertible Preferred Stock		Class A and Class B Common Stock		Additional Paid-In Capital Amount	Note Receivable from Officer/ Stockholder	Deferred Stock Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance at January 1, 2004	—	$13,871	71,662	$44,346	160,866	$161	725,219	$(4,300)	$(369,668)	$1,660	$191,352	$588,770
Issuance of common stock in connection with initial public offering, Yahoo settlement and acquisitions, net	—	—	—	—	17,029	18	1,414,651	—	(1,538)	—	—	1,413,131
Stock-based award activity	—	—	—	—	9,788	9	362,634	—	121,736	—	—	484,379
Issuance of preferred stock upon exercise of warrant	—	(13,871)	7,572	35,581	—	—	—	—	—	—	—	35,581
Conversion of convertible preferred shares to common shares	—	—	(79,234)	(79,927)	79,234	79	79,848	—	—	—	—	—
Payment of stockholder’s note receivable	—	—	—	—	—	—	—	4,300	—	—	—	4,300
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments, net of tax effect of $2,612	—	—	—	—	—	—	—	—	—	(3,796)	—	(3,796)
Foreign currency translation adjustment, net of tax effect of $1,128	—	—	—	—	—	—	—	—	—	7,572	—	7,572
Net income	—	—	—	—	—	—	—	—	—	—	399,119	399,119

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	402,895

Balance at December 31, 2004	—	—	—	—	266,917	267	2,582,352	—	(249,470)	5,436	590,471	2,929,056
Issuance of common stock in connection with follow-on public offering and acquisitions, net	—	—	—	—	14,869	15	4,316,022	—	(2,036)	—	—	4,314,001
Stock-based award activity	—	—	—	—	11,241	11	579,418	—	132,491	—	—	711,920
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments, net of tax effect of $11,404	—	—	—	—	—	—	—	—	—	16,580	—	16,580
Foreign currency translation adjustment, net of tax effect of $1,372	—	—	—	—	—	—	—	—	—	(17,997)	—	(17,997)
Net income	—	—	—	—	—	—	—	—	—	—	1,465,397	1,465,397

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	1,463,980

Balance at December 31, 2005	—	—	—	—	293,027	293	7,477,792	—	(119,015)	4,019	2,055,868	9,418,957
Issuance of common stock in connection with follow-on public offering and acquisitions, net	—	—	—	—	7,689	8	3,236,778	—	—	—	—	3,236,786
Stock-based award activity	—	—	—	—	8,281	8	1,168,336	—	119,015	—	—	1,287,359
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments, net of tax effect of $13,280	—	—	—	—	—	—	—	—	—	(19,309)	—	(19,309)
Foreign currency translation adjustment, net of tax effect of $15,892	—	—	—	—	—	—	—	—	—	38,601	—	38,601
Net income	—	—	—	—	—	—	—	—	—	—	3,077,446	3,077,446

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	3,096,738

Balance at December 31, 2006	—	$—	—	$—	308,997	$309	$11,882,906	$—	$—	$23,311	$5,133,314	$17,039,840

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2004	2005	2006
Operating activities
Net income	$399,119	$1,465,397	$3,077,446
Adjustments:
Depreciation and amortization of property and equipment	128,523	256,812	494,430
Amortization of intangibles and other	19,950	37,000	77,509
In-process research and development	11,343	22,040	10,800
Stock-based compensation	278,746	200,709	458,100
Excess tax benefits from stock-based award activity	191,570	433,724	(581,732)
Non-recurring portion of settlement of disputes with Yahoo	201,000	—	—
Other	—	—	1,674
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(156,928)	(372,290)	(624,012)
Income taxes, net	(125,227)	87,400	398,414
Prepaid revenue share, expenses and other assets	(99,779)	(51,663)	(289,157)
Accounts payable	(13,516)	80,631	95,402
Accrued expenses and other liabilities	86,374	166,764	291,533
Accrued revenue share	33,872	93,347	139,300
Deferred revenue	21,997	39,551	30,801

Net cash provided by operating activities	977,044	2,459,422	3,580,508

Investing activities
Purchases of property and equipment	(318,995)	(838,217)	(1,902,798)
Purchase of marketable securities	(4,134,576)	(12,675,880)	(26,681,891)
Maturities and sales of marketable securities	2,611,078	10,257,214	23,107,132
Investments in non-marketable securities	—	—	(1,019,147)
Acquisitions, net of cash acquired and purchases of intangible and other assets	(58,863)	(101,310)	(402,446)

Net cash used in investing activities	(1,901,356)	(3,358,193)	(6,899,150)

Financing activities
Net proceeds from stock-based award activity	12,001	85,026	321,117
Proceeds from exercise of warrants	21,944	—	—
Excess tax benefits from stock-based award activity	—	—	581,732
Net proceeds from public offerings	1,161,080	4,287,229	2,063,549
Payment of note receivable from officer/stockholder	4,300	—	—
Payments of principal on capital leases and equipment loans	(4,707)	(1,425)	—

Net cash provided by financing activities	1,194,618	4,370,830	2,966,398

Effect of exchange rate changes on cash and cash equivalents	7,572	(21,758)	19,741

Net increase (decrease) in cash and cash equivalents	277,878	3,450,301	(332,503)
Cash and cash equivalents at beginning of year	148,995	426,873	3,877,174

Cash and cash equivalents at end of year	$426,873	$3,877,174	$3,544,671

Supplemental disclosures of cash flow information
Cash paid for interest	$709	$216	$257

Cash paid for taxes	$183,776	$153,628	$537,702

Acquisition related activities:
Issuance of equity in connection with acquisitions, net	$25,714	$22,407	$1,173,234

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Google Inc. and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of marketable and non-marketable securities, fair values of intangible assets and goodwill, useful lives of intangible assets, property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engage third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions.

Revenue Recognition

The following table presents our revenues:

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Advertising revenues:
Google web sites	$1,589,032	$3,377,060	$6,332,797
Google Network web sites	1,554,256	2,687,942	4,159,831

Total advertising revenues	3,143,288	6,065,002	10,492,628
Licensing and other revenues	45,935	73,558	112,289

Revenues	$3,189,223	$6,138,560	$10,604,917

In the first quarter of 2000, we introduced our first advertising program through which we offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages, and we recognized revenue at the time these ads appeared. In the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. AdWords is also available through our direct sales force. AdWords advertisers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords on a cost-per-click basis, so that an advertiser pays us only when a user clicks on one of its ads. From January 1, 2004, until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only structure

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available to our advertisers. However, during the second quarter of 2005, we launched an AdWords program that enables advertisers to pay us based on the number of times their ads appear on Google Network member sites specified by the advertiser.

In the third quarter of 2005, we launched the Google Print Ads Program through which we distribute our advertisers’ ads for publication in magazines. Also in the first quarter of 2006, we acquired dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry. dMarc, now one of our wholly-owned subsidiaries, distributes our advertisers’ ads for broadcast by radio stations. We consider the magazines and radio stations that participate in these programs to be members of our Google Network.

Google AdSense is the program through which we distribute our advertisers’ ads for display on the web sites of our Google Network members.

We recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results pages on our site or on the search results pages or content pages of our Google Network members’ web sites and, for those advertisers who use our cost-per impression pricing, the fees charged advertisers each time an ad is displayed on our members’ sites. In addition, we recognize as revenues the fees charged advertisers when ads are published in the magazines or broadcasted by the radio stations (or each time a listener responds to that ad) of our Google Network members. We recognize these revenues as such because the services have been provided, and the other criteria set forth under Staff Accounting Bulletin Topic 13: Revenue Recognition have been met, namely, the fees we charge are fixed or determinable, we and our advertisers understand the specific nature and terms of the agreed-upon transactions and collectibility is reasonably assured. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent (“EITF 99-19”), we report our Google AdSense revenues on a gross basis principally because we are the primary obligor to our advertisers.

We generate fees from search services on a per-query basis. Our policy is to recognize revenues from per-query search fees in the period we provide the search results.

In the third quarter of 2005, we launched our Google Print Ads program through which we distribute our advertisers’ ads for publication in print media. We recognize as revenue the fees charged advertisers when their ads are published in magazines.

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

Also, in the first quarter of 2006, we acquired dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry and launched our Google Audio Ads program, which distributes our advertisers’ ads for broadcast in radio programs. We recognize as revenue the fees charged advertisers each time an ad is broadcasted or a listener responds to that ad.

In the second quarter of 2006, we launched Google Checkout, an online shopping payment processing system for both consumers and merchants. We recognize as revenues any fees charged merchants on transactions processed through Google Checkout. Further, cash ultimately paid to merchants under Google Checkout promotions, including cash paid to merchants as a result of discounts provided to consumers on certain transactions processed

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

through Google Checkout, are accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

In the fourth quarter of 2006, we acquired YouTube, a consumer media company for people to watch and share original videos worldwide through a web experience. We recognize as revenue the fees charged advertisers each time an ad is displayed on the YouTube site.

Revenues realized through the Google Print Ads program, Google Audio Ads, Google Video, Google Checkout and YouTube were not material in any of the years presented.

We also generate fees from the sale and license of our Search Appliance, which includes hardware, software and 12 to 24 months of post-contract support. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended. As the elements are not sold separately, sufficient vendor- specific objective evidence does not exist for the allocation of revenue. As a result, the entire fee is recognized ratably over the term of the post-contract support arrangement.

Deferred revenue is recorded when payments are received in advance of our performance in the underlying agreement on the accompanying Consolidated Balance Sheets.

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense and other arrangements and to certain other partners (our “distribution partners”) who distribute our toolbar and other products (collectively referred to as “access points”) or otherwise direct search queries to our web site (collectively referred to as “distribution arrangements”). These amounts are primarily based on the revenue share arrangements with our Google Network members and distribution partners. Certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. We recognize fees under these arrangements over the estimated useful lives of the access points (two years) to the extent we can reasonably estimate those lives or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred.

In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. We amortize guaranteed minimum revenue share prepayments (or accrete an amount payable to a Google Network member if the payment is due in arrears) based on the number of search queries or advertisements displayed on the Google Network member’s web site or the actual revenue share amounts, whichever is greater. In addition, concurrent with the commencement of a small number of AdSense agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements. Traffic acquisition costs were $1,228.7 million, $2,114.9 million and $3,308.8 million in 2004, 2005 and 2006.

Prepaid revenue share and distribution fees are included in prepaid revenue share, expenses and other assets on the accompanying Consolidated Balance Sheets.

In addition, cost of revenues includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions including Google Checkout transactions.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for equity instruments of the enterprise or liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and generally requires instead that such transactions be accounted for using a fair-value-based method. We adopted SFAS 123R beginning January 1, 2006.

SFAS 123R requires the use of a valuation model to calculate the fair value of stock-based awards. We have elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock- options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. Restricted Stock Units (“RSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the dates of vest net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be less than the actual number of RSUs outstanding. Furthermore, in accordance with SFAS 123R, the liability for withholding amounts to be paid by us will be recorded as a reduction to additional paid-in capital when paid.

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

SFAS 123R requires that the deferred stock-based compensation on our Consolidated Balance Sheet on the date of adoption be netted against additional paid-in capital. At December 31, 2005, we had $119.0 million of deferred stock-based compensation which was netted against additional paid-in capital on January 1, 2006, as reflected in the accompanying Consolidated Balance Sheet and Consolidated Statement of Redeemable Convertible Preferred Stock Warrant and Stockholders’ Equity at December 31, 2006.

Beginning in 2006, SFAS 123R required the benefits of tax deductions in excess of the tax-effected compensation that would have been recognized as if we had always accounted for our stock-based award activity under SFAS 123R to be reported as a cash flow from financing activities, rather than as a cash flow from operating activities, as was prescribed under accounting rules applicable through December 31, 2005. In compliance with the modified prospective transition method under SFAS 123R, these excess tax benefits from stock-based award activity generated in 2006, as well as those previously generated in 2005 under the then applicable accounting rules, are reported as a cash flow from financing activities and a cash flow from operating activities, respectively. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the year ended December 31, 2006, the amount of cash received from exercise of stock options was $354.0 million and the total direct tax benefit realized, including the excess tax benefit, from stock based award activity was $611.3 million.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We have elected to account for the indirect effects of stock-based awards — primarily the research and development tax credit — through the income statement.

In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB No. 107”). In accordance with this Bulletin, beginning in 2006, we no longer presented stock-based compensation separately on our Consolidated Statements of Income. Instead we present stock-based compensation in the same lines as cash compensation paid to the same individuals. Stock-based compensation in the year ended December 31, 2005 and 2004 has been reclassified to conform to the presentation in the year ended December 31, 2006.

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

Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, as if the fair value method had been applied. If this method had been used, our net income and net income per share for the years ended December 31, 2004 and 2005 would have been adjusted to the pro forma amounts below (in thousands, except per share data):

	Year Ended December 31,
	2004	2005
Net income, as reported	$399,119	$1,465,397
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	171,380	117,924
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(186,138)	(220,525)

Net income, pro forma	$384,361	$1,362,796

Net income per share:
As reported for prior period—basic	$2.07	$5.31
Pro forma—basic	$1.99	$4.94
As reported for prior period—diluted	$1.46	$5.02
Pro forma—diluted	$1.41	$4.67

In the year ended December 31, 2006, we recognized stock-based compensation and related tax benefits of $458.1 million and $108.9 million, respectively.

As a result of adopting SFAS 123R, our income before income taxes and net income for the year ended December 31, 2006, were $182.7 million and $135.5 million less than if we had continued to account for stock-based compensation under APB 25. Furthermore, basic and diluted earnings per share for the year ended December 31, 2006 were $0.45 and $0.44 less than if we had continued to account for share-based compensation under APB 25.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of the above pro forma calculation, the value of each option granted through December 31, 2005 was estimated on the date of grant using the BSM pricing model with the weighted-average assumptions for the following years:

	Year Ended December 31,
	2004	2005
Risk-free interest rate	2.77%	3.86%
Expected volatility	69%	36%
Expected life (in years)	3.0	3.1
Dividend yield	—	—

The weighted-average fair value of an option granted in 2004 and 2005, was $63.27 and $78.58 using the BSM pricing model.

Stock Options Exercised Prior to Vesting

Options granted under plans other than the 2004 Stock Plan may be exercised prior to vesting. Upon the exercise of an option prior to vesting, the exercising optionee is required to enter into a restricted stock purchase agreement with us, which provides that we have a right to repurchase the shares purchased upon exercise of the option at the original exercise price; provided, however, that our right to repurchase these shares will lapse in accordance with the vesting schedule included in the optionee’s option agreement. In accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), stock options granted or modified after March 21, 2002, which are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are only reclassified into equity on a ratable basis as the award vests. We have applied this guidance and recorded a liability on the Consolidated Balance Sheets relating to 3,303,067 and 1,296,155 of options granted subsequent to March 21, 2002 that were exercised and are unvested at December 31, 2005 and 2006. Furthermore, these shares are not presented as outstanding on the accompanying Consolidated Statements of Redeemable Convertible Preferred Stock Warrant and Stockholders’ Equity and Consolidated Balance Sheets. Instead, these shares are disclosed as outstanding options in Note 11 to these financial statements.

Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock in accordance with SFAS No. 128, Earnings per Share (“SFAS 128”) using the two class method. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, restricted stock units and unvested common shares subject to repurchase or cancellation and convertible preferred stock. The dilutive effect of outstanding stock options, restricted shares, restricted stock units and warrants is reflected in diluted earnings per share by application of the treasury stock method. Convertible preferred stock is reflected on an if-converted basis. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. Further, there are a number of safeguards built into our Certificate of Incorporation, as well as Delaware law, which preclude our board of directors from declaring or paying unequal per share dividends on our Class A and Class B common stock. Specifically, Delaware law provides that amendments to our Certificate of Incorporation which would have the affect of adversely altering the rights, powers or preferences of a given class of stock (in this case the right of our Class A common stock to receive an equal dividend to any declared on our Class B common stock) must be approved by the class of stock adversely affected by the proposed amendment. In addition, our Certificate of Incorporation provides that before any such amendment may be put to a stockholder vote, it must be approved by the unanimous consent of our Board of Directors. As a result, and in accordance with EITF 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2004		2005		2006
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$76,787	$322,332	$858,184	$607,213	$2,197,851	$879,595

Denominator:
Weighted average common shares outstanding	40,571	170,306	165,513	117,109	216,589	86,681
Less: Weighted average unvested common shares subject to repurchase or cancellation	(3,406)	(14,295)	(3,970)	(2,808)	(1,333)	(534)

Number of shares used in per share computations	37,165	156,011	161,543	114,301	215,256	86,147

Basic net income per share	$2.07	$2.07	$5.31	$5.31	$10.21	$10.21

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$76,787	$322,332	$858,184	$607,213	$2,197,851	$879,595
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	322,332	—	607,213	—	879,595	—
Reallocation of undistributed earnings to Class B shares	—	11,159	—	(1,823)	—	(3,134)

Allocation of undistributed earnings	$399,119	$333,491	$1,465,397	$605,390	$3,077,446	$876,461

Denominator:
Number of shares used in basic computation	37,165	156,011	161,543	114,301	215,256	86,147
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	156,011	—	114,301	—	86,147	—
Unvested common shares subject to repurchase or cancellation	17,701	14,295	6,778	2,808	1,867	534
Employee stock options	10,707	6,424	8,899	3,471	5,916	1,479
Restricted shares and restricted stock units	—	—	353	—	353	—
Warrants	3,613	3,613	—	—	9	—
Convertible preferred shares	47,584	47,584	—	—	—	—

Number of shares used in per share computations	272,781	227,927	291,874	120,580	309,548	88,160

Diluted net income per share	$1.46	$1.46	$5.02	$5.02	$9.94	$9.94

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Certain Risks and Concentrations

Our revenues are principally derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist primarily of money market funds and highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies held with four financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. In 2004, 2005 and 2006, we generated approximately 66%, 61% and 57% of our revenues from customers based in the U.S. with the majority of customers outside of the U.S. located in Europe and Japan. Many of our Network members are in the internet industry. To appropriately manage this risk, we perform ongoing evaluations of customer credit and limit the amount of credit extended, but generally no collateral is required. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.

Advertising and other revenues generated from America Online, Inc. (“AOL”) accounted for 12%, 9% and 7% of revenues, primarily through our AdSense program, in 2004, 2005 and 2006. See Note 3, below for further discussion regarding our relationship with AOL. No advertiser or other Google Network member generated greater than 10% of revenues in these periods.

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

We determine the appropriate classification of our investments in marketable debt and equity securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable debt and equity securities have been classified and accounted for as available-for-sale. We may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. As these debt and equity securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, equity securities, as well as debt securities with maturities beyond 12 months (such as our auction rate securities) are classified as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to be other than temporary which are recorded as interest income and other, net, in accordance with our policy and FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

Non-Marketable Equity Securities

We have accounted for non-marketable equity security investments at historical cost because we do not have significant influence over the underlying investees. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as interest income and other, net.

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

Software Development Costs

We account for software development costs, including costs to develop software products or the software component of products to be marketed to external users, as well as software programs to be used solely to meet our internal needs in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed and Statement of Position No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. We have determined that technological feasibility for our products to be marketed to external users was reached shortly before the release of those products. As a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs were not material.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no adjustments to our long-lived assets in any of the years presented. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. The tests were based on our single operating segment and reporting unit structure. We found no impairment in any of the years presented.

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $7.6 million of net translation gains, $18.0 million of net translation losses and $38.6 million of net translation gains in 2004, 2005 and 2006. Net gains and losses resulting from foreign exchange transactions are recorded as interest income and other, net. These gains and losses are net of those realized on forward foreign exchange contracts and were not material in 2004, 2005 and 2006.

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2006. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with foreign currencies was $477.0 million and $735.7 million at December 31, 2005 and December 31, 2006, respectively. The notional principal of forward foreign exchange contracts to purchase euros with British pounds, Japanese yen and Australian dollars was €180.5 million (or approximately $236.8 million) at December 31, 2006. The notional principal of forward foreign exchange contracts to sell euros for Taiwan dollars was €15.4 million (or approximately $20.2 million) at December 31, 2006. There were no other forward foreign exchange contracts outstanding at December 31, 2005 or December 31, 2006.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Costs

Legal costs are expensed as incurred.

Advertising and Promotional Expenses

We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2004, 2005 and 2006 promotional and advertising expenses totaled approximately $37.7 million, $104.3 million and $188.4 million.

Effect of Recent Accounting Pronouncements

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for us beginning January 1, 2007. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 on January 1, 2007 will have a material effect on our financial position, cash flows or results of operations.

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

Reclassifications

Certain reclassifications have been made to prior year balances in order to conform to the current year’s presentation.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 2.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31,
	2005	2006
Cash and cash equivalents:
Cash	$1,588,515	$2,996,603
Cash equivalents:
U.S. government notes	1,548,429	—
U.S. government agencies	733,429	323,900
Municipal securities	—	216,529
Money market mutual funds	6,801	7,639

Total cash and cash equivalents	3,877,174	3,544,671

Marketable securities:
U.S. government notes	2,495,452	2,697,880
U.S. government agencies	411,246	2,839,430
Municipal securities	1,203,209	1,622,570
Time deposits	—	500,000
U.S. corporate securities	—	39,363
Equity security	47,166	—

Total marketable securities	4,157,073	7,699,243

Total cash, cash equivalents and marketable securities	$8,034,247	$11,243,914

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2005
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$2,499,353	$418	$(4,319)	$2,495,452
U.S. government agencies	412,057	—	(811)	411,246
Municipal securities	1,219,078	28	(15,897)	1,203,209
Equity security	5,000	42,166	—	47,166

Total marketable securities	$4,135,488	$42,612	$(21,027)	$4,157,073

	As of December 31, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$2,704,753	$1,201	$(8,074)	$2,697,880
U.S. government agencies	2,838,759	4,081	(3,410)	2,839,430
Municipal securities	1,627,428	197	(5,055)	1,622,570
Time deposits	500,000	—	—	500,000
U.S. corporate securities	39,363	—	—	39,363

Total marketable securities	$7,710,303	$5,479	$(16,539)	$7,699,243

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2005 and 2006. We found no other-than-temporary impairments to our marketable securities in 2005 and 2006. We did not experience any significant realized gains or losses on our investments in 2004 and 2005. We recognized a net realized gain of $40.2 million on the sale of marketable securities in 2006 primarily as a result of a realized gain of $54.9 million on the sale of one of our equity investments.

The following table summarizes the estimated fair value of our investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31,
	2005	2006
Due within 1 year	$970,073	$3,448,793
Due within 1 year through 5 years	2,967,148	3,426,600
Due within 5 years through 10 years	59,122	57,590
Due after 10 years	160,730	766,260

Total marketable securities	$4,157,073	$7,699,243

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2005 and 2006, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2005
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$1,836,654	$(4,298)	$—	$—	$1,836,654	$(4,298)
U.S. government agencies	262,754	(832)			262,754	(832)
Municipal securities	607,990	(7,705)	513,425	(8,192)	1,121,415	(15,897)

Total	$2,707,398	$(12,835)	$513,425	$(8,192)	$3,220,823	$(21,027)

	As of December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$893,264	$(3,339)	$1,138,237	$(4,735)	$2,031,501	$(8,074)
U.S. government agencies	1,620,106	(2,603)	193,178	(807)	1,813,284	(3,410)
Municipal securities	676,089	(1,473)	248,953	(3,582)	925,042	(5,055)

Total	$3,189,459	$(7,415)	$1,580,368	$(9,124)	$4,769,827	$(16,539)

Note 3.	Non-Marketable Securities

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Further, we are obligated over a five year term to make up to $100 million of co-marketing payments (but not to exceed $20 million per year plus any amounts not spent in prior years) and issue up to $300 million of AdWords credits (but not to exceed $60 million per year plus any credits not redeemed in prior years). Co-marketing costs are expensed as incurred, and AdWords credits are accounted for as a reduction to revenues in the periods they are redeemed. At December 31, 2006, our outstanding obligations were $92 million and $254 million for the co-marketing and the AdWords credits commitments.

We did not experience any significant impairment charges on our non-marketable equity securities in the years presented.

Note 4.	Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
	(in thousands)
Interest income	$15,996	$121,038	$412,063
Interest expense	(862)	(776)	(257)
Other	(5,092)	4,137	49,238

Interest income and other, net	$10,042	$124,399	$461,044

Note 5.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2005	2006
Information technology assets	$949,758	$1,778,028
Construction in process	211,088	850,164
Land and buildings	124,752	352,112
Leasehold improvements	115,108	273,262
Furniture and fixtures	16,719	36,028

Total	1,417,425	3,289,594
Less accumulated depreciation and amortization	455,676	894,355

Property and equipment, net	$961,749	$2,395,239

Note 6.	Acquisitions

In November 2006, we acquired all of the voting interests of YouTube, a consumer media company for people to watch and share original videos through a web experience, in a stock-for stock transaction. This transaction was accounted for as a business combination. The purchase price was $1.194 billion and consisted of cash payments of $21.2 million, including a payment made to a content provider of $15.3 million and direct transaction costs of $4.8 million, the net issuance of 2,427,708 shares of our Class A common stock and 30,171 fully vested options to purchase our Class A common shares valued at $1.173 billion. In addition, we issued unvested options, restricted stock units and warrants to purchase 1,189,524 shares of Class A common stock

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valued at $564.5 million which will be recognized as stock-based compensation as the awards vest over the related vesting periods of 20 to 41 months. These unvested awards are earned primarily contingent upon each individual’s continued employment with us. Also, under the terms of the agreement, twelve and one-half percent (12.5%) of the equity issued and issuable will be subject to escrow for one year to secure indemnification claims.

The following table summarizes the allocation of the purchase price for YouTube (in thousands):

Goodwill	$1,134,687
Patents and developed technology	24,000
Tradename, customer contracts and other	153,000
Net liabilities assumed	(45,027)
Deferred tax liabilities	(72,240)
Purchased in-process research and development	—

Total	$1,194,420

Goodwill is not deductible for tax purposes. The developed technology, customer contracts and other intangible assets have a weighted-average useful life of 4.5 years from the date of acquisition. The amortization of these intangibles is not deductible for tax purposes.

Supplemental information on an unaudited pro forma basis, as if the YouTube acquisition were consummated at the beginning of the years 2005 and 2006, is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2005	2006
	(Unaudited)
Revenues	$6,138,575	$10,617,810

Net income	$1,194,814	$2,801,942

Net income per share of Class A and Class B common stock – diluted	$4.04	$8.96

The unaudited pro forma supplemental information is based on estimates and assumption, which we believe are reasonable; it is not necessarily indicative of the consolidated financial position or results of income in future periods or the results that actually would have been realized had we been a combined company during 2005 and 2006. The unaudited pro forma supplemental information includes incremental stock-based compensation and intangible asset amortization charges as a result of the acquisition, net of the related tax effects.

In February 2006, we acquired all of the voting interests of dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry. This transaction was accounted for as a business combination. The initial purchase price was $97.6 million and was paid in cash as of December 31, 2006. In addition, we are contingently obligated to make additional cash payments of up to $1.136 billion. Specifically, we are contingently obligated to make an additional cash payment of $25.0 million upon the achievement of a product launch milestone, and additional cash payments of up to $390.0 million in respect of 2007 and up to $721.0 million in respect of 2008 if certain net revenue and advertising inventory targets are met in each of those years. The product launch milestone payment will become payable after the launch of a generally available audio ads product that meets certain feature and integration requirements. Net revenue targets are generally calculated based on revenue recognized primarily from the distribution of radio advertisements, less the inventory acquisition costs associated with such revenue. Advertising inventory targets are calculated by

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reference to the average quarter hour listener counts of advertising spots available in our system during each quarterly period. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. In accordance with EITF 95-8, Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination, substantially all of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when and if earned.

During the year ended December 31, 2006, we also acquired all of the voting interests of eight other companies. Four of these transactions were accounted for as business combinations. Because the remaining four transactions were with companies considered to be development stage enterprises, they were accounted for as asset purchases in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business. The total initial purchase price of these business combinations and asset purchases was $181.7 million primarily paid in cash. In addition, with respect to these acquisitions, we are obligated to make additional cash payments of up to $18.2 million if certain performance targets are met through March 2010. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Substantially all of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when and if earned.

In addition, during the year ended December 31, 2006, we acquired certain other intangible assets for $51.0 million paid, or to be paid, in cash.

The following table summarizes the allocation of the initial purchase price for dMarc and the other acquisitions (in thousands):

Goodwill	$215,532
Patents and developed technology	102,725
Tradenames, customer contracts and other	59,259
Net liabilities assumed	(11,897)
Deferred tax liabilities	(33,734)
Purchased in-process research and development	10,800

Total	$342,685

Goodwill is not deductible for tax purposes. The developed technology, customer contracts and other intangible assets have a weighted-average useful life of 3.2 years from the date of acquisition. The amortization of these intangibles is not deductible for tax purposes.

Purchased in-process research and development of $10.8 million in the year ended December 31, 2006 was expensed upon acquisition because technological feasibility had not been established and no future alternative uses existed. This amount is included in research and development expenses on the accompanying Consolidated Statements of Income and is not deductible for tax purposes.

Note 7.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$194,900
Goodwill acquired	1,350,219

Balance as of December 31, 2006	$1,545,119

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$120,413	$46,272	$74,141
Tradenames, customer contracts and other	26,145	17,503	8,642

Total	$146,558	$63,775	$82,783

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$241,185	$95,927	$145,258
Tradenames, customer contracts and other	244,357	42,774	201,583

Total	$485,542	$138,701	$346,841

Patents and developed technology and customer contracts and other have weighted-average useful lives from the date of purchase of 3.3 and 4.1 years.

Amortization expense of acquisition-related intangible assets for the years ended December 31, 2004, 2005 and 2006 were $19.9 million, $37.0 million and $74.2 million.

Amortization expense for acquisition-related intangible assets on our December 31, 2006 Consolidated Balance Sheet for each of the next five years is as follows (in thousands):

2007	$121,954
2008	101,656
2009	59,072
2010	39,257
Thereafter	24,902

$346,841

Note 8.	Settlement of Disputes with Yahoo

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Note 9.	Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land and data centers throughout the world with original lease periods expiring between 2007 and 2051. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis.

At December 31, 2006, future minimum payments under non-cancelable operating leases, along with sublease income amounts, are as follows over each of the next five years and thereafter (in thousands):

	Operating Leases	Sub-lease Income	Net Operating Leases
2007	$76,850	$12,560	$64,290
2008	79,435	10,300	69,135
2009	73,923	8,262	65,661
2010	70,620	4,211	66,409
2011	68,096	1,991	66,105
Thereafter	839,131	2,003	837,128

Total minimum payments required	$1,208,055	$39,327	$1,168,728

Rent expense under operating leases was $27.1 million, $41.2 million and $80.7 million in 2004, 2005, and 2006. Sub-lease income was not material in any year presented.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above minimum payments at December 31, 2006 under non-cancelable operating lease commitments and the above rent expense amounts do not include amounts related to certain non-cancelable service contracts for our data centers. The non-cancelable commitments under these service contracts at December 31, 2006 are included below under purchase obligations.

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

Purchase Obligations

We had $396.7 million of other non-cancelable contractual obligations and $587.9 million of open purchase orders for which we had not received the related services or goods at December 31, 2006. We have the right to cancel these open purchase orders upon 10 days notice prior to the date of delivery. The majority of these purchase obligations are related to data center operations and facility build-outs. These non-cancelable contractual obligations and open purchase orders amounts do not include payments we may be obligated to make based upon vendors achieving certain milestones.

Letters of Credit

At December 31, 2006 and associated with several leased facilities, we had unused letters of credit for $17.7 million. At December 31, 2006, we were in compliance with our financial covenants under the letters of credit.

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

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Income Taxes

We are currently under audit by the Internal Revenue Service and various other tax authorities. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material affect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Note 10.	Google Foundation

The Google Foundation (the “Foundation”), a private foundation, was formed in the third quarter of 2004. The Foundation’s mission is to fund and support philanthropic programs focused on poverty and the environment. In the fourth quarter of 2005, we funded the Foundation with a non-recourse, non-refundable cash donation of $90.0 million.

The Board of Directors of the Foundation currently consists of three members, two of whom are directors and executive officers of Google and one of whom is a vice president of Google. We have also recently selected an executive director of the Foundation who we expect will soon join the Foundation board and will also be a vice president of Google.

Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as office space.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 11.	Stockholders’ Equity

In April 2006, we issued 5,300,000 shares of our Class A common stock upon the closing of a follow-on public stock offering for net proceeds of approximately $2,063.5 million.

Class A and Class B Common Stock

Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 31, 2006, there were 6,000,000,000 and 3,000,000,000 shares authorized and there were 227,670,374 and 81,327,112 shares legally outstanding of Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to ten votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.

At December 31, 2005 and December 31, 2006 there were 24,221,509 and 20,410,337 shares of common stock reserved for future issuance.

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the U.S. Treasury yield curve in effect at the time of grant. Forfeitures were estimated based on historical experience.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2004	2005	2006
Risk-free interest rate	2.77%	3.86%	4.70%
Expected volatility	69%	36%	34%
Expected life (in years)	3.0	3.1	3.6
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the year	$63.27	$78.58	$158.59

The following table summarizes the activity under our Stock Plans:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Balance at December 31, 2005	18,589,646	$113.51
Options granted	3,425,848	$444.49
Exercised	(8,128,241)	$66.20
Canceled/forfeited/expired	(462,381)	$103.06

Balance at December 31, 2006	13,424,872	$205.58	8.0	$3,091.6

Vested and exercisable as of December 31, 2006	2,841,706	$104.05	7.1	$1,012.9
Vested and expected to vest as of December 31, 2006	12,824,806	$204.17	8.0	$3,269.1

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $460.48 of our common stock on December 31, 2006.

Options outstanding at December 31, 2006 includes 1,296,155 options granted and exercised subsequent to March 21, 2002 that are unvested at December 31, 2006, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices, weighted average remaining contractual term and aggregate intrinsic value for all stock options outstanding and those exercisable do not consider these unvested shares.

The aggregate intrinsic value of all options exercised during 2004, 2005 and 2006 was $219.4 million, $1,785.3 million and $1,904.0 million. The total grant date fair value of stock options vested during 2004, 2005 and 2006 was $346.2 million, $287.5 million and $392.9 million.

As of December 31, 2006, there was $892.3 million of unrecognized compensation cost related to outstanding employee stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.0 years. To the extent the forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for our unvested restricted stock units and restricted shares for the twelve months ended December 31, 2006:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2005	1,023,386	$271.85
Granted	1,155,925	$434.36
Vested	(352,629)	$302.90
Forfeited	(55,645)	$341.56

Unvested at December 31, 2006	1,771,037	$369.54

Expected to vest at December 31, 2006	1,670,619	$369.54

As of December 31, 2006, there was $528.0 million of unrecognized compensation cost related to employee unvested restricted stock units and restricted shares, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.1 years. To the extent the actual forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes additional information regarding outstanding and exercisable options at December 31, 2006:

	Options Outstanding					Options Exercisable
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.08–$85.00	5,925,151	1,296,155	4,628,996	6.6	$17.06	4,490,912	$16.77
$117.84–$198.41	1,920,587	—	1,920,587	8.0	$176.06	407,786	$174.75
$205.96–$298.91	1,495,033	—	1,495,033	8.5	$273.95	316,570	$274.80
$300.97–$399.00	1,957,109	—	1,957,109	8.9	$329.08	328,262	$314.20
$401.78–$491.93	782,130	—	782,130	9.4	$434.10	40,633	$418.83
$508.01–$508.01	1,344,862	—	1,344,862	9.9	$508.01	—	—

$0.08–$508.01	13,424,872	1,296,155	12,128,717	8.0	$205.58	5,584,163	$63.35

The number of options outstanding at December 31, 2005 and 2006 includes 3,303,067 and 1,296,155 of options granted and exercised subsequent to March 21, 2002 that are unvested at December 31, 2005 and 2006, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices in the table above do not consider these unvested shares.

At December 31, 2006, there were 104,960 unvested options held by non-employees with a weighted-average exercise price of $3.21 and a weighted-average 13 month remaining vesting period. These options generally vest on a monthly and ratable basis. At December 31, 2006, there were 3,300 unvested restricted stock units held by a non-employee with a 41 month remaining vesting period.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warrants to Purchase Class A Common Stock

We issued warrants to purchase 15,904 shares of Class A common stock in connection with our YouTube acquisition. The warrants have an exercise price of $23.28 and a 21 month remaining vesting period at December 31, 2006.

Note 12.	401(k) Plan

We have a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 60% of their eligible compensation, subject to certain limitations. We match employee contributions up to $2,200 per year. Employee and our contributions are fully vested when contributed. We contributed approximately $4.4 million, $8.4 million and $14.3 million during 2004, 2005 and 2006, respectively.

Note 13.	Income Taxes

Income before income taxes included income (loss) from foreign operations of approximately $(42.3) million, $590.8 million and $1,318.4 million for 2004, 2005 and 2006.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2005	2006
Current:
Federal	$215,503	$506,322	$812,280
State	68,004	141,101	191,266
Foreign	1,581	7,694	28,516

Total	285,088	655,117	1,032,062
Deferred:
Federal	(18,310)	14,273	(80,073)
State	(15,663)	6,890	(18,395)

Total	(33,973)	21,163	(98,468)

Provision for income taxes	$251,115	$676,280	$933,594

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year Ended December 31,
	2004	2005	2006
Expected provision at federal statutory rate, 35%	$227,582	$749,588	$1,403,864
State taxes, net of federal benefit	34,022	96,194	112,366
Stock based compensation expense	18,703	25,058	26,878
Disqualifying dispositions of incentive stock options	(36,221)	(46,092)	(6,128)
Foreign rate differential	16,370	(134,185)	(505,729)
Federal research credit utilization	(6,317)	(12,287)	(77,859)
Tax exempt interest	(4,755)	(20,177)	(31,583)
Other permanent differences	1,731	18,181	11,785

Provision for income taxes	$251,115	$676,280	$933,594

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2005	2006
Deferred tax assets:
Stock-based compensation	$—	$40,772
Deferred revenue	2,904	3,663
Accruals and reserves not currently deductible	27,027	16,432
Vacation accruals	6,045	11,256
Tax credits	11,047	—
Unrealized losses on investments and other	—	1,996
Depreciation	—	26,009
Charitable contribution carryforwards	16,471	—
Other	58	579

Total deferred tax assets	63,552	100,707
Deferred tax liabilities:
Depreciation	(15,014)	—
Identified intangibles	(20,286)	(107,781)
Unrealized gains on investments and other	(10,786)	—
Other	(3,544)	(3,634)

Total deferred tax liabilities	(49,630)	(111,415)

Net deferred tax assets (liabilities)	$13,922	$(10,708)

No provision has been made for federal income taxes on $1,833.8 million of gross cumulative unremitted earnings through December 31, 2006 of our foreign subsidiaries since we plan to indefinitely reinvest all such earnings. If these earnings were distributed to the U.S. in the form of dividends or otherwise, then we would be subject to U.S. income taxes of approximately $715.2 million (subject to an adjustment for foreign tax credits).

In December 2006, we entered into an Advanced Pricing Agreement (“APA”) with the IRS in connection with certain intercompany transfer pricing arrangements. The APA applies to the taxation years beginning in 2003. As a result of the APA, we reduced certain of our income tax contingency reserves and recognized an income tax benefit of $90.3 million during the year.

Note 14.	Information about Geographic Areas

Our chief operating decision-makers (i.e., chief executive officer, his direct reports and our presidents) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by geography are based on the billing address of the advertiser. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2004	2005	2006
Revenues:
United States	$2,119,043	$3,756,886	$6,030,140
United Kingdom	402,802	878,110	1,603,842
Rest of the world	667,378	1,503,564	2,970,935

Total revenues	$3,189,223	$6,138,560	$10,604,917

	As of December 31,
	2004	2005	2006
Long-lived assets:
United States	$552,857	$1,080,236	$5,070,694
Rest of the world	67,029	190,506	362,810

Total long-lived assets	$619,886	$1,270,742	$5,433,504

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2006, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2006. Management reviewed the results of their assessment with our Audit Committee. Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to Google’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to Google’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to Google’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to Google’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to Google’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended December 31, 2004	$4,670	$5,387	$(6,095)	$3,962
Year ended December 31, 2005	$3,962	$18,264	$(7,374)	$14,852
Year ended December 31, 2006	$14,852	$9,899	$(7,837)	$16,914

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues.

3. Exhibits. See Item 15(b) below.

(b) Exhibits. We have filed, or incorporated into the Form 10-K by reference, the exhibits listed on the accompanying Index to Exhibits immediately following the signature page of this Form 10-K.

(c) Financial Statement Schedule. See Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2007.

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

Signature	Title	Date

/S/ ERIC E. SCHMIDT Eric E. Schmidt	Chairman of the Executive Committee and Chief Executive Officer (Principal Executive Officer)	March 1, 2007

/S/ GEORGE REYES George Reyes	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2007

/S/ SERGEY BRIN Sergey Brin	President of Technology, Assistant Secretary and Director	March 1, 2007

/S/ LARRY PAGE Larry Page	President of Products, Assistant Secretary and Director	March 1, 2007

L. John Doerr	Director

/S/ MICHAEL MORITZ Michael Moritz	Director	March 1, 2007

/S/ K. RAM SHRIRAM K. Ram Shriram	Director	March 1, 2007

/S/ JOHN L. HENNESSY John L. Hennessy	Director	March 1, 2007

Signature	Title	Date

/S/ ARTHUR D. LEVINSON Arthur D. Levinson	Director	March 1, 2007

/S/ PAUL S. OTELLINI Paul S. Otellini	Director	March 1, 2007

/S/ SHIRLEY TILGHMAN Shirley Tilghman	Director	March 1, 2007

/S/ ANN MATHER Ann Mather	Director	March 1, 2007

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

3.01		Third Amended and Restated Certificate of Incorporation of Registrant as filed August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

3.02		Amended and Restated Bylaws of Registrant, effective as of August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

4.01		Investor Rights Agreement dated May 31, 2002	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

4.01.1		Amendment to Investor Rights Agreement dated August 17, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.02		Specimen Class A Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.03		Specimen Class B Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.04		Registration Rights Agreement dated October 9, 2006 (with stockholders of YouTube, Inc.)	Registration Statement on Form S-3 (File No. 333-140498)	February 7, 2007

10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 12, 2004

10.02	©	1998 Stock Plan, as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.03	©	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.04	©	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.05	©	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.06	©	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.07	©	2003 Stock Plan (No. 3), as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.08	©	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K	May 16, 2005

10.08.1	©	2004 Stock Plan—Stock Option Agreement	Annual Report on Form 10-K	March 30, 2005

10.08.2	©	2004 Stock Plan—Restricted Stock Unit Agreement	Annual Report on Form 10-K	March 30, 2005

10.09	©	Ignite Logic, Inc. 2003 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.10	©	Lifescape Solutions, Inc. 2001 Stock Plan, as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.11	©	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q	August 9, 2006

10.12	©	Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004

10.13	©	YouTube, Inc. 2005 Stock Plan	Registration Statement on Form S-8 (File No. 333-138848)	November 20, 2006

10.14		Purchase and Sale Agreement dated June 9, 2006 by and among WXIII/Amphitheatre Realty, L.L.C., WXIII/Crittenden Realty A/B, L.L.C., WXIII/Crittenden Realty C, L.L.C., and WXIII/Crittenden Realty D, L.L.C. and Google Inc.	Quarterly Report on Form 10-Q	August 9, 2006

10.15	†	Amended and Restated License Agreement dated October 13, 2003 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 16, 2004

10.15.1		License Agreement dated July 2, 2001 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

10.16	©	2006 Senior Executive Bonus Plan	Current Report on Form 8-K	October 5, 2006

10.17	©	Letter agreement between the Company and Shirley Tilghman dated August 16, 2005.	Current Report on Form 8-K	October 6, 2005

10.18		Amended and Restated Limited Liability Company Agreement of AOL Holdings LLC dated March 24, 2006	Annual Report on Form 10-K	March 16, 2006

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.19		Contribution Agreement among Time Warner Inc., Google Inc. and America Online, Inc. dated March 24, 2006	Annual Report on Form 10-K	March 16, 2006

10.20		Google Registration Rights Agreement among Time Warner Inc., AOL Holdings LLC and Google Inc. dated March 24, 2006	Annual Report on Form 10-K	March 16, 2006

10.21	†*	Agreement and Plan of Merger, dated as of January 16, 2006, by and among Google Inc., Enumclaw, Inc., dMarc Broadcasting, Inc. and certain other parties thereto

10.22		Amended and Restated Agreement and Plan of Merger by and among Google Inc., Snowmass Holdings Inc., YouTube, Inc. and certain other parties dated as of November 3, 2006	Current Report on Form 8-K	November 17, 2006

21.01	*	List of subsidiaries of Registrant

23.01	*	Consent of Independent Registered Public Accounting Firm

24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.