Form 10-Q
period 2007-03-31
Google Inc.
filed 2007-05-09
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

(650) 253-0000

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

At April 30, 2007, the number of shares outstanding of Google’s Class A common stock was 231,472,129 shares and the number of shares outstanding of Google’s Class B common stock was 80,075,402 shares.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,544,671	$4,081,340
Marketable securities	7,699,243	7,854,579
Accounts receivable, net of allowance of $16,914 and $18,562	1,322,340	1,477,090
Deferred income taxes, net	29,713	51,259
Prepaid revenue share, expenses and other assets	443,880	616,506

Total current assets	13,039,847	14,080,774
Prepaid revenue share, expenses and other assets, non-current	114,455	129,903
Non-marketable equity securities	1,031,850	1,030,952
Property and equipment, net	2,395,239	2,826,717
Intangible assets, net	346,841	326,526
Goodwill	1,545,119	1,620,566

Total assets	$18,473,351	$20,015,438

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$211,169	$181,828
Accrued compensation and benefits	351,671	180,708
Accrued expenses and other current liabilities	265,872	300,068
Accrued revenue share	370,364	448,121
Deferred revenue	105,136	105,771
Income taxes payable	375	37,857

Total current liabilities	1,304,587	1,254,353
Deferred revenue, long-term	20,006	20,979
Deferred income taxes, net	40,421	18,821
Income taxes payable, long-term	—	267,209
Other long-term liabilities	68,497	76,866
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 308,997 (Class A 227,670, Class B 81,327) and par value of $309 (Class A $228, Class B $81) and 310,396 (Class A 230,168, Class B 80,228) and par value of $310 (Class A $230, Class B $80) shares issued and outstanding, excluding 1,296 (Class A 1,045, Class B 251) and 973 (Class A 791, Class B 182) shares subject to repurchase at December 31, 2006 and March 31, 2007	309	310
Additional paid-in capital	11,882,906	12,211,590
Accumulated other comprehensive income	23,311	36,942
Retained earnings	5,133,314	6,128,368

Total stockholders’ equity	17,039,840	18,377,210

Total liabilities and stockholders’ equity	$18,473,351	$20,015,438

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Revenues	$2,253,755	$3,663,971
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $2,283 and $4,389)	904,119	1,470,426
Research and development (including stock-based compensation expense of $73,086 and $120,787)	246,599	408,384
Sales and marketing (including stock-based compensation expense of $15,929 and $27,250)	190,943	302,552
General and administrative (including stock-based compensation expense of $23,366 and $31,440)	169,395	261,400

Total costs and expenses	1,511,056	2,442,762

Income from operations	742,699	1,221,209
Interest income and other, net	67,919	130,728

Income before income taxes	810,618	1,351,937
Provision for income taxes	218,327	349,775

Net income	$592,291	$1,002,162

Net income per share of Class A and Class B common stock:
Basic	$2.02	$3.24

Diluted	$1.95	$3.18

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Operating activities
Net income	$592,291	$1,002,162
Adjustments:
Depreciation and amortization of property and equipment	95,868	170,289
Amortization of intangibles and other	15,290	34,703
In-process research and development	4,000	—
Stock-based compensation	114,664	183,866
Excess tax benefits from stock-based award activity	(77,285)	(74,084)
Other	—	(6,386)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(155,221)	(153,562)
Income taxes, net	216,527	337,702
Prepaid revenue share, expenses and other assets	(26,525)	(185,478)
Accounts payable	30,232	(29,256)
Accrued expenses and other liabilities	(39,295)	(139,886)
Accrued revenue share	51,216	77,864
Deferred revenue	3,042	1,659

Net cash provided by operating activities	824,804	1,219,593

Investing activities
Purchases of property and equipment	(344,938)	(596,893)
Purchases of marketable securities	(13,111,471)	(5,225,160)
Maturities and sales of marketable securities	11,755,756	5,079,364
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(187,964)	(34,441)

Net cash used in investing activities	(1,888,617)	(777,130)

Financing activities
Net proceeds from stock-based award activity	42,611	14,426
Excess tax benefits from stock-based award activity	77,285	74,084

Net cash provided by financing activities	119,896	88,510

Effect of exchange rate changes on cash and cash equivalents	1,922	5,696

Net increase (decrease) in cash and cash equivalents	(941,995)	536,669
Cash and cash equivalents at beginning of year	3,877,174	3,544,671

Cash and cash equivalents at end of period	$2,935,179	$4,081,340

Supplemental disclosures of cash flow information
Cash paid for interest	$8	$342

Cash paid for income taxes	$1,126	$12,774

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

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of March 31, 2007, the Condensed Consolidated Statements of Income for the three months ended March 31, 2006 and 2007, and the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2007 are unaudited. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2007, our results of operations for the three months ended March 31, 2006 and 2007, and our cash flows for the three months ended March 31, 2006 and 2007. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed on March 1, 2007.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of marketable and non-marketable securities, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engage third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions.

Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. We are currently evaluating whether to adopt SFAS No. 159.

Note 2. Net Income per Share of Class A and Class B common stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts, unaudited):

	For the Three Months Ended March 31,
	2006		2007
	Class A	Class B	Class A	Class B
	(unaudited)
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$410,663	$181,628	$740,449	$261,713
Denominator:
Weighted average common shares outstanding	205,894	91,063	229,432	80,994
Less: Weighted average unvested common shares subject to repurchase or cancellation	(2,122)	(939)	(894)	(217)

Number of shares used in per share computations	203,772	90,124	228,538	80,777

Basic net income per share	$2.02	$2.02	$3.24	$3.24

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$410,663	$181,628	$740,449	$261,713
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	181,628	—	261,713	—
Reallocation of undistributed earnings to Class B shares	—	(353)	—	(1,330)

Allocation of undistributed earnings	$592,291	$181,275	$1,002,162	$260,383
Denominator:
Number of shares used in basic computation	203,772	90,124	228,538	80,777
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	90,124	—	80,777	—
Unvested common shares subject to repurchase or cancellation	3,061	939	399	217
Employee stock options	6,805	2,016	4,314	816
Restricted shares and restricted stock units	361	—	842	—

Number of shares used in per share computations	304,123	93,079	314,870	81,810

Diluted net income per share	$1.95	$1.95	$3.18	$3.18

Certain securities have been excluded from our earnings per share computation because their effect was anti-dilutive. The number of shares excluded was not material in any of the periods presented.

Note 3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Cash and cash equivalents:
Cash	$2,996,603	$2,712,325
Cash equivalents:
U.S. government agencies	323,900	436,273
Time deposits	—	700,000
Municipal securities	216,529	222,875
Money market funds	7,639	9,867

Total cash and cash equivalents	3,544,671	4,081,340

Marketable securities:
U.S. government notes	2,697,880	1,944,257
U.S. government agencies	2,839,430	3,378,212
Municipal securities	1,622,570	1,964,803
Time deposits	500,000	500,000
U.S. corporate securities	39,363	67,307

Total marketable securities	7,699,243	7,854,579

Total cash, cash equivalents and marketable securities	$11,243,914	$11,935,919

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$2,704,753	$1,201	$(8,074)	$2,697,880
U.S. government agencies	2,838,759	4,081	(3,410)	2,839,430
Municipal securities	1,627,428	197	(5,055)	1,622,570
Time deposits	500,000	—	—	500,000
U.S. corporate securities	39,363	—	—	39,363

Total marketable securities	$7,710,303	$5,479	$(16,539)	$7,699,243

	As of March 31, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government notes	$1,948,934	$6	$(4,683)	$1,944,257
U.S. government agencies	3,379,681	1,302	(2,771)	3,378,212
Municipal securities	1,968,204	454	(3,855)	1,964,803
Time deposits	500,000	—	—	500,000
U.S. corporate securities	67,308	—	(1)	67,307

Total marketable securities	$7,864,127	$1,762	$(11,310)	$7,854,579

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2006 and March 31, 2007. Gross realized gains or losses were not material in the three months ended March 31, 2006 and 2007. There were no other-than-temporary impairments to our marketable securities in the three months ended March 31, 2006 and 2007.

The following table summarizes the estimated fair value of our investments in marketable securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Due within 1 year	$3,448,793	$3,291,614
Due after 1 year through 5 years	3,426,600	3,444,074
Due after 5 years through 10 years	57,590	116,058
Due after 10 years	766,260	1,002,833

Total marketable securities	$7,699,243	$7,854,579

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2006 and March 31, 2007, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$893,264	$(3,339)	$1,138,237	$(4,735)	$2,031,501	$(8,074)
U.S. government agencies	1,620,106	(2,603)	193,178	(807)	1,813,284	(3,410)
Municipal securities	676,089	(1,473)	248,953	(3,582)	925,042	(5,055)

Total	$3,189,459	$(7,415)	$1,580,368	$(9,124)	$4,769,827	$(16,539)

	As of March 31, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$405,530	$(449)	1,461,630	$(4,234)	$1,867,160	$(4,683)
U.S. government agencies	1,421,175	(1,320)	790,894	(1,451)	2,212,069	(2,771)
Municipal securities	534,080	(1,348)	245,575	(2,507)	779,655	(3,855)
U.S. Corporate securities	9,907	(1)	—	—	9,907	(1)

Total	$2,370,692	$(3,118)	$2,498,099	$(8,192)	$4,868,791	$(11,310)

Note 4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Information technology assets	$1,778,028	$1,994,362
Construction in process	850,164	1,031,550
Land and buildings	352,112	505,841
Leasehold improvements	273,262	306,474
Furniture and fixtures	36,028	38,047

Total	3,289,594	3,876,274
Less accumulated depreciation and amortization	894,355	1,049,557

Property and equipment, net	$2,395,239	$2,826,717

Note 5. Acquisitions

During the three months ended March 31, 2007, we acquired all of the voting interests of two companies. Both of these transactions were accounted for as business combinations. The total initial purchase price for these transactions was $28.6 million and was paid or will be paid in cash. In addition, we are obligated to make additional cash payments of up to $8.1 million if certain performance targets are met through 2010. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. A portion of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when and if earned.

In addition, during the three months ended March 31, 2007, we acquired certain other intangible assets for $7.4 million paid in cash.

The following table summarizes the allocation of the purchase price for all of the above acquisitions (in thousands):

Goodwill	$22,580
Patents and developed technology	15,067
Customer contracts and other	1,100
Net assets acquired	226
Deferred tax liabilities	(3,012)

Total	$35,961

The developed technology, customer contracts and other intangible assets have a weighted-average useful life of 2.8 years from the date of acquisition. A majority of the amortization of these intangibles assets is not deductible for tax purposes. Goodwill is not deductible for tax purposes for one of the purchases.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2007, are as follows (in thousands):

Balance as of December 31, 2006	$1,545,119
Goodwill acquired	22,580
Goodwill adjustment	52,867

Balance as of March 31, 2007	$1,620,566

The goodwill adjustment of $52.9 million was primarily a result of an increase to an estimate of employee termination costs and a contingent payment earned upon the achievement of certain performance targets related to business combinations initially recorded in 2006.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$241,185	$95,927	$145,258
Tradenames, customer contracts and other	244,357	42,774	201,583

Total	$485,542	$138,701	$346,841

	As of March 31, 2007
	(unaudited)
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$256,252	$113,416	$142,836
Tradenames, customer contracts and other	245,624	61,934	183,690

Total	$501,876	$175,350	$326,526

Patents and developed technology and tradenames, customer contracts and other have weighted-average useful lives from the date of purchase of 3.2 and 4.1 years. Amortization expense of acquisition-related intangible assets for the three months ended March 31, 2006 and March 31, 2007 was $15.4 million and $36.3 million.

Amortization expense for acquisition-related intangible assets on our March 31, 2007 Condensed Consolidated Balance Sheet for the remainder of 2007 and each of the next four years and thereafter is as follows (in thousands):

Remainder of 2007	$94,170
2008	106,095
2009	61,134
2010	40,092
2011	24,222
Thereafter	813

$326,526

Note 7. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Interest income	$78,924	$130,475
Interest expense	(8)	(342)
Other	(10,997)	595

Interest income and other, net	$67,919	$130,728

Note 8. Contingencies

Legal Matters

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

Income Taxes

We are currently under audit by the Internal Revenue Service and various other tax authorities. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Note 9. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Risk-free interest rate	4.63%	4.64%
Expected volatility	40%	30%
Expected life (in years)	3.1	3.4
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$128.21	$130.77

The following table summarizes the activity for outstanding stock options for the three months ended March 31, 2007:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2006	13,424,872	$205.58
Granted	508,307	$462.33
Exercised/vested	(1,266,021)	$39.21
Canceled/forfeited/expired	(78,787)	$213.18

Balance at March 31, 2007	12,588,371	$230.47	8.0	$2,644.4

Vested and exercisable as of March 31, 2007	2,999,907	$136.08	7.2	$966.2
Vested and expected to vest as of March 31, 2007	12,044,705	$229.02	8.0	$2,549.2

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $458.16 of our Class A common stock on March 30, 2007.

Options outstanding at March 31, 2007 includes 972,953 options granted and exercised subsequent to March 21, 2002 that are unvested at March 31, 2007, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”). However, the computations of the weighted-average exercise prices, weighted average remaining contractual term and aggregate intrinsic value for all stock options outstanding and those exercisable do not consider these unvested shares. The aggregate intrinsic value of all options exercised during the three months ended March 31, 2007 was $398.7 million. The total grant date fair value of stock options vested during the three months ended March 31, 2007 was $146.2 million.

As of March 31, 2007, there was $787.4 million of unrecognized compensation cost related to employee outstanding stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.4 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units for the three months ended March 31, 2007:

	Unvested Restricted Stock Units
	Number of Shares	Weighted-Average Grant- Date Fair Value
	(unaudited)
Unvested at December 31, 2006	1,771,037	$369.54
Granted	303,668	$463.26
Vested	(123,351)	$373.20
Forfeited	(17,587)	$415.21

Unvested at March 31, 2007	1,933,767	$384.08

Expected to vest at March 31, 2007	1,824,122	$384.08

As of March 31, 2007, there was $601.0 million of unrecognized compensation cost related to unvested restricted stock units, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.0 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes additional information regarding outstanding, exercisable and exercisable and vested stock options at March 31, 2007:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.08–$ 85.00	4,745,644	972,953	3,772,691	6.5	$18.55	3,664,275	$18.26	1,519,100	$12.28
$117.84–$198.41	1,843,387	—	1,843,387	7.8	$176.15	522,498	$174.91	522,488	$174.91
$205.96–$298.91	1,467,200	—	1,467,200	8.2	$274.12	408,003	$274.69	408,003	$274.69
$300.97-$399.00	1,910,781	—	1,910,781	8.6	$329.07	453,757	$318.91	453,757	$318.91
$401.78–$499.07	1,269,496	—	1,269,496	9.5	$444.58	95,059	$427.40	95,059	$427.40
$501.50–$508.01	1,351,863	—	1,351,863	9.7	$507.94	1,500	$508.01	1,500	$508.01

$ 0.08–$508.01	12,588,371	972,953	11,615,418	8.0	$230.44	5,145,092	$88.72	2,999,907	$136.08

The number of options outstanding at March 31, 2007 includes 972,953 of options granted and exercised subsequent to March 21, 2002 that are unvested at March 31, 2007, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices and the weighted average remaining life in the table above do not consider these unvested shares.

Note 10. Income Taxes

Effective January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $7.1 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of the statement. Additionally, we reclassified $219.4 million from current taxes payable to long-term taxes payable.

Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. As of March 31, 2007, we had accrued $11.7 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in the three months ended March 31, 2006 and 2007.

Our total unrecognized tax benefits as of January 1, 2007 (the date of adoption) and March 31, 2007 was $243.6 million and $292.1 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $195.7 million and $223.9 million as of January 1, 2007 and March 31, 2007.

Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. Our 2003 – 2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2002 – 2006 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Currently, we are under examination by the IRS for our 2003 and 2004 tax years.

Note 11. Information about Geographic Areas

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

Revenues by geography are based on the billing addresses of the advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Revenues:
United States	$1,317,521	$1,958,382
United Kingdom	342,871	578,359
Rest of the world	593,363	1,127,230

Total revenues	$2,253,755	$3,663,971

	As of December 31, 2006	As of March 31, 2007
		(unaudited)
Long-lived assets:
United States	$5,070,694	$5,540,153
International	362,810	394,511

Total long-lived assets	$5,433,504	$5,934,664

Note 12. Subsequent Events

Agreement and Plan of Merger with DoubleClick

In April 2007, we entered into an Agreement and Plan of Merger with DoubleClick to acquire all of the outstanding interests of DoubleClick, a privately held company, for $3.1 billion in cash, plus the cash and cash equivalents of DoubleClick, plus the aggregate exercise price for outstanding options and stock appreciation rights for DoubleClick common stock, as well as certain other adjustments, minus certain unpaid third party expenses incurred by DoubleClick in connection with this transaction and minus all indebtedness for borrowed money of DoubleClick.

In addition, unvested options and stock appreciation rights of DoubleClick will be converted into options to purchase our common stock with economic terms similar to outstanding vested equity interests.

The completion of this transaction is subject to various customary conditions, including termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt of certain foreign antitrust approvals and clearances. We and DoubleClick have each agreed to take all actions necessary to obtain the requisite antitrust and other regulatory approvals.

Transferable Stock Options Program

In April 2007, we launched our employee transferable stock option (“TSO”) program. Under the TSO program, certain employees are able to sell vested options granted under our 2004 Stock Plan to selected financial institutions in an online auction. All employees may sell under the program other than our executive management group and those that reside in countries where, due to local legal and/or tax implications, it would not be beneficial to employees or the TSO program would be impractical. All eligible outstanding options were modified in the second quarter to allow selling under the TSO program and, as a result, we will incur a modification charge of approximately $70 million in the second quarter of 2007 related to vested options as of the end of that quarter and a charge of approximately $160 million over their remaining vesting periods of up to approximately four years related to unvested options. The modification charge is equal to the difference between the values of those modified stock options on the date of modification and their values immediately prior to modification in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Further, to the extent the forfeiture rate is different than we have anticipated, the modification charge related to these awards will be different from our expectations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	that our operating margin may decrease as we invest in our employee, systems infrastructures and property and equipment;

•	regarding our future stock-based compensation charges;

•	regarding any stock-based compensation charges associated with the modifications to outstanding options that are eligible for sale in the TSO program;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	regarding our future fee structure for our Google Checkout product offering;

•	that we will continue to make significant capital expenditure investments in 2007;

•	that our cost of revenues will increase in 2007 primarily as a result of anticipated increases in traffic acquisition and data center costs;

•	that research and development, sales and marketing and general and administrative expenses will increase in the future;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top internet destination and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create and organize information that is useful to them.

•	Advertisers. We provide advertisers with several ways to deliver relevant targeted advertising including:

•	Google AdWords, an auction-based advertising program that enables advertisers to deliver relevant ads targeted to search results or web content.

•	Google Audio Ads, an automated online media platform that schedules and places advertising into radio programs.

•	Google Print Ads, a web-based marketplace for placing ads in print media.

•	Google Video Ads, user-initiated click-to-play video ads that run on sites that are part of the Google Network.

These advertising programs provide advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with the content they provide.

•

Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs, including programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver audio ads on radio broadcasts and print ads for display in newspapers and magazines. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with certain rights holders under which we distribute or license their video and other content. In a few of these arrangements we display ads on the pages of our web sites from which the content is viewed and share most of the fees these ads generate with the rights holders.

Recent Development

In April 2007, we entered into an Agreement and Plan of Merger with DoubleClick to acquire all of the outstanding interests of DoubleClick, a privately held company, for $3.1 billion in cash, plus the cash and cash equivalents of DoubleClick, plus the aggregate exercise price for outstanding options and stock appreciation rights for DoubleClick common stock, as well as certain other adjustments, minus certain unpaid third party expenses incurred by DoubleClick in connection with this transaction and minus all indebtedness for borrowed money of DoubleClick.

In addition, unvested options and stock appreciation rights of DoubleClick will be converted into options to purchase our common stock with economic terms similar to outstanding vested equity interests.

The completion of this transaction is subject to various customary conditions, including termination or expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act and receipt of certain foreign antitrust approvals and clearances. We and DoubleClick have each agreed to take all actions necessary to obtain the requisite antitrust and other regulatory approvals. This transaction is expected to close by December 31, 2007.

How We Generate Revenue

We derive most of our revenues from fees we receive from our advertisers through our AdWords and AdSense programs.

Google AdWords is our automated online program that enables advertisers to place targeted text-based and display ads on our web sites. AdWords customers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. AdWords is also available through our direct sales force. Effective beginning the first quarter of 2004 until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only pricing structure available to our advertisers. However, during the second quarter of 2005, we launched an AdWords cost-per-impression program that enables advertisers to pay us based on the number of times their ads appear on Google Network members’ sites specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the ads that appears next to the search results on our web sites, or next to the search results or content on Google Network members’ sites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network members’ sites. Our AdWords agreements are generally terminable at any time by our advertisers.

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

AdSense for content, launched in the first quarter of 2003, is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content) and themed units (which are regular text ads with graphic treatments that change seasonally and by geography).

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

Advertising revenues made up 99% of our revenues in the three months ended March 31, 2006 and 2007. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

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

Also in the second quarter of 2006, we launched Google Checkout, an online shopping payment processing system for both consumers and merchants. We offer the Google Checkout service to merchants at no charge for sales up to ten times the amount they spend on AdWords advertising per month. We have also announced that we do not plan to charge merchants any fees associated with the use of Google Checkout for 2007. Beginning January 1, 2008, we plan to charge merchants who use Google Checkout to process sales 2% of the transaction amount plus $0.20 per transaction to the extent the gross merchandise value related to the total fees to be charged to such merchant in a month exceeds 10 times the amount they spend on AdWords advertising in that month. We recognize as revenue any fees charged merchants on transactions processed through Google Checkout. Further, cash ultimately paid to merchants under Google Checkout promotions, including cash paid to merchants as a result of discounts provided to consumers on certain transactions processed through Google Checkout, are accounted for as an offset to revenues.

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

We are heavily investing in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience substantial growth in our operations as we build our research and development programs, expand our base of users, advertisers and Google Network members and increase our presence in international markets. In addition, we are incurring significant costs and expenses to promote the distribution of certain products, including the Google Toolbar, and promote the adoption of Google Checkout by merchants and consumers. Our headcount growth has required us to make substantial investments in property and equipment. Our full-time employee headcount has significantly increased over the last 12 months, growing from 6,790 at March 31, 2006 to 12,238 at March 31, 2007, and we also employ a significant number of temporary employees. In addition, our capital expenditures have grown from $344.9 million in the three months ended March 31, 2006 to $596.9 million in the three months ended March 31, 2007. We expect to continue to make significant capital expenditure investments in 2007, including information and technology infrastructure and corporate facilities. In addition, in April 2007, we launched our employee transferable stock option (“TSO”) program. As a result of the modification of certain options to allow for selling under the program, we will incur a charge of approximately $70 million in the second quarter of 2007 and a charge of approximately $160 million over approximately the next four years. In addition, the fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option. As a result, the growth rate of our costs and expenses may exceed the growth rate of our revenues in 2007.

We expect our cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2007 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and credit card and other transaction fees, including transaction processing fees related to Google Checkout. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization of traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share or other payments.

Our international revenues have grown as a percentage of our total revenues to 47% in the three months ended March 31, 2007 from 44% in the three months ended December 31, 2006 and from 42% in the three months ended March 31, 2006. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.1	40.0	40.1
Research and development	10.9	12.1	11.1
Sales and marketing	8.5	8.0	8.3
General and administrative	7.5	6.8	7.2

Total costs and expenses	67.0	66.9	66.7

Income from operations	33.0	33.1	33.3
Interest income and other, net	3.0	3.9	3.6

Income before income taxes	36.0	37.0	36.9
Provision for income taxes	9.7	4.8	9.5

Net income	26.3%	32.2%	27.4%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions, unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
Advertising revenues:
Google web sites	$1,297.3	$1,977.0	$2,282.1
Google Network web sites	928.4	1,197.9	1,345.4

Total advertising revenues	2,225.7	3,174.9	3,627.5
Licensing and other revenues	28.1	30.6	36.5

Revenues	$2,253.8	$3,205.5	$3,664.0

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
Advertising revenues:
Google web sites	58%	62%	62%
Google Network web sites	41	37	37

Total advertising revenues	99	99	99
Google web sites as % of advertising revenues	58	62	63
Google Network web sites as % of advertising revenues	42	38	37
Licensing and other revenues	1%	1%	1%

Growth in our revenues in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 and the three months ended December 31, 2006 resulted primarily from growth in advertising revenues. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic both on our web sites and those of our Google Network members, certain improvements in the monetization of increased traffic on our web sites and our Google Network member sites, the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members and distribution partners. Improvements in our ability to monetize this increased traffic primarily relate to providing our end users with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. These improvements have included, for instance, enhancements to the accuracy of our quality scoring, which is our measurement of an ad’s quality.

Our sequential quarterly revenue growth rate decreased from 19.2% for the three months ended December 31, 2006, to 14.3% for the three months ended March 31, 2007.

The sequential quarterly revenue growth rate from our web sites decreased from 21.6% for the three months ended December 31, 2006, to 15.4% for the three months ended March 31, 2007. The sequential quarterly revenue growth rate from our Google Network members’ web sites decreased from 15.5% for the three months ended December 31, 2006, to 12.3% for the three months ended March 31, 2007. These decreases in the sequential quarterly revenue growth rates are primarily the result of our higher revenue levels and seasonal slowdowns in internet usage and commercial queries. The sequential quarterly revenue growth from our web sites has been greater than that from our Google Network members’ web sites primarily as a result of a greater increase in the total number of paid clicks on our web sites, which was largely due to higher traffic growth and monetization improvements. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Aggregate paid clicks on our web sites and our Google Network members’ web sites increased approximately 13% from the three months ended December 31, 2006 to the three months ended March 31, 2007, and approximately 52% from the three months ended March 31, 2006 to the three months ended March 31, 2007. In general, these increases in paid clicks have historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords and the revenue growth rates on our web sites compared to those of our Google Network members. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations.

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

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below (unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)
United States	58%	56%	53%
United Kingdom	15%	15%	16%
Rest of the world	27%	29%	31%

The growth in international revenues in the three months ended March 31, 2007 compared to the three months ended December 31, 2006 and the three months ended March 31, 2006 resulted largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets. Furthermore, the growth in international revenues from the three months ended December 31, 2006 to the three months ended March 31, 2007 also results from seasonally stronger traffic and monetization in the United Kingdom and certain other countries compared to the U.S.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended March 31, 2007, compared to the three months ended December 31, 2006 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $22.8 million or 0.6% lower. The weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended March 31, 2007 compared to the three months ended March 31, 2006 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $115.0 million or 3.1% lower.

While international revenues in each of the periods presented accounted for less than half of our total revenues, more than half of our user traffic during these periods came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2007 or thereafter. See Note 11 of Notes to Condensed Consolidated Financial Statements included as part of this Form 10-Q for additional information about geographic areas.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, credit card and other transaction fees related to processing customer transactions as well as content acquisition costs. We have entered into arrangements with certain rights holders under which we distribute or license their video and other content. In a few of these arrangements we display ads on the pages of our web sites from which the content is viewed and share most of the fees these ads generate with the rights holders.

The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)
Cost of revenues	$904.1	$1,283.1	$1,470.4
Cost of revenues as a percentage of revenues	40.1%	40.0%	40.1%

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)
Traffic acquisition costs	$722.7	$975.6	$1,125.0
Traffic acquisition costs as a percentage of advertising revenues	32.5%	30.7%	31.0%

Cost of revenues increased $187.3 million from the three months ended December 31, 2006 to the three months ended March 31, 2007. This increase was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs. Over this same period there was an increase in traffic acquisition costs of $149.4 million primarily as a result of more advertiser fees generated through our AdSense program, and to a lesser extent an increase of $13.1 million in fees related to distribution arrangements. The increase in cost of revenues is also attributable to an increase in data center costs of $20.0 million primarily as a result of the depreciation of additional information technology assets and data center buildings as well as additional personnel required to manage the data centers. In addition, there was an increase in costs related to acquiring content on our web sites of $17.9 million primarily related to our YouTube and Google Earth offerings. The increase in traffic acquisition costs as a percentage of advertising revenues was primarily due to our recognition of much higher than average traffic acquisition costs related to several recently launched AdSense arrangements, partially offset by an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased $566.3 million from the three months ended March 31, 2006 to three months ended March 31, 2007. This increase was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs, content acquisition costs, additional credit card and other transaction fees. Over the same period there was an increase in traffic acquisition costs of $402.3 million primarily resulting from more advertiser fees generated through our AdSense program, and to a much lesser extent, an increase of $40.7 million in fees expensed related to distribution arrangements, and an increase in data center costs of $114.4 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in expenses related to acquiring content on our web sites of $18.7 million, an increase in credit card and other transaction processing fees of $9.8 million resulting from more advertiser fees being generated through AdWords and an increase in the amortization of developed technology of $8.0 million primarily resulting from acquisitions in the prior periods. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ websites, partially offset by our recognition of much higher than average traffic acquisition costs as a percentage of revenues related to several recently launched AdSense arrangements.

We expect cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2007 and in future periods compared to 2006, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, including transaction processing fees related to Google Checkout, content acquisition and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including:

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)
Research and development expenses.	$246.6	$386.8	$408.4
Research and development expenses as a percentage of revenues	10.9%	12.1%	11.1%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $21.6 million from the three months ended December 31, 2006 to the three months ended March 31, 2007. This increase was primarily due to an increase in stock-based compensation expense of $38.7 million (see discussion below), partially offset by a decrease in labor and facilities related costs of $19.3 million despite an 11% increase in research and development headcount. The decrease in labor and facilities related costs was primarily due to the disproportionately large increase to our annual bonus in the three months ended December 31, 2006 as a result of our better than expected 2006 financial performance.

Research and development expenses increased $161.8 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $82.9 million as a result of a 62% increase in research and development headcount and an increase in stock-based compensation expense of $47.7 million (see discussion below). In addition, there was an increase in depreciation and related expenses of $14.6 million primarily as a result of an increase in our capital expenditures.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006 because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services. In addition, we expect to recognize incrementally more stock-based compensation as a result of the launch of our employee TSO program in the second quarter of 2007 (see discussion below).

Sales and Marketing.

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)
Sales and marketing expenses	$190.9	$255.2	$302.6
Sales and marketing expenses as a percentage of revenues	8.5%	8.0%	8.3%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures.

Sales and marketing expenses increased $47.4 million from the three months ended December 31, 2006 to the three months ended March 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $18.8 million mostly as a result of a 15% increase in sales and marketing headcount, as well as an increase in stock-based compensation expense of $12.7 million (see discussion below). In addition, there was an increase in depreciation and related expenses of $5.8 million and an increase in expenses associated with our annual sales conference held in the first quarter of each year of approximately $4.3 million.

Sales and marketing expenses increased $111.7 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $80.6 million mostly as a result of an 83% increase in sales and marketing headcount and an increase in depreciation and related expenses of $16.7 million. In addition, there was an increase in stock-based compensation expense of $11.3 million (see discussion below).

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006 as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to hire additional personnel and increase advertising and promotional expenditures to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel to support our worldwide expansion. In addition, we expect greater stock based compensation expenses as a result of the launch of our employee TSO program in the second quarter of 2007 (see discussion below).

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)
General and administrative expenses	$169.4	$219.7	$261.4
General and administrative expenses as a percentage of revenues	7.5%	6.8%	7.2%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $41.7 million from the three months ended December 31, 2006 to the three months ended March 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $13.4 million primarily as a result of a 22% increase in headcount. In addition, there was an increase in professional services of $5.1 million as well as an increase in stock-based compensation expense of $4.5 million (see discussion below).

General and administrative expenses increased $92.0 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $58.9 million primarily as a result of a 99% increase in headcount and an increase in stock-based compensation expense of $8.1 million (see discussion below). In addition, there was an increase in travel and entertainment expenses of $7.5 million, an increase in bad debt expense of $4.1 million and an increase in professional services of $3.8 million. In addition, in the three months ended March 31, 2006, we recognized $30.0 million in plaintiffs’ attorneys’ fees related to the settlement of the Lane’s Gift class action lawsuit.

As we expand our business and incur additional expenses, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006. In addition, we expect greater stock based compensation expenses as a result of the launch of our employee TSO program in the second quarter of 2007 (see discussion below).

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)
Stock-based compensation.	$114.7	$134.4	$183.9
Stock-based compensation as a percentage of revenues	5.1%	4.2%	5.0%

Stock-based compensation increased $49.5 million from the three months ended December 31, 2006 to the three months ended March 31, 2007. This increase was primarily due to stock-based compensation recognized in the three months ended March 31, 2007 related to unvested stock awards issued as a result of our acquisition of YouTube on November 13, 2006, compared to that recognized for approximately one-half of a quarter in the three months ended December 31, 2006.

Stock-based compensation increased $69.2 million from the three months ended March 31, 2006 to the three months ended March 31, 2007. The increase was primarily due to additional stock-based compensation associated with unvested stock awards issued as a result of our acquisition of YouTube in the fourth quarter of 2006.

In April 2007, we launched our employee transferable stock option (“TSO”) program. Under the TSO program, certain employees are able to sell vested options granted under our 2004 Stock Plan to selected financial institutions in an online auction. All employees may sell under the program other than our executive management group and those that reside in countries where, due to local legal and/or tax implications, it would not be beneficial to employees or the TSO program would be impractical. All eligible outstanding options were modified in the second quarter to allow selling under the TSO program and, as a result, we will incur a modification charge of approximately $70 million in the second quarter of 2007 related to vested options as of the end of that quarter and a charge of approximately $160 million over their remaining vesting periods of up to approximately four years related to unvested options. The modification charge is equal to the difference between the values of those modified stock options on the date of modification and their values immediately prior to modification in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Further, to the extent the forfeiture rate is different than we have anticipated, the modification charge related to these awards will be different from our expectations. The fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option. Before the aforementioned incremental charges related to the TSO program, we expect stock-based compensation to be approximately $639.0 million in 2007 and $921.8 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to March 31, 2007 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest Income and Other, Net

Interest income and other of $130.7 million in the three months ended March 31, 2007 was primarily comprised of $130.1 million of interest income earned on our cash, cash equivalents and marketable securities balances. In addition, we recognized $8.1 million of realized gains on sales of marketable securities. These income sources were partially offset by $5.7 million of net foreign exchange losses in the quarter.

Interest income and other of $67.9 million in the three months ended March 31, 2006 was primarily comprised of $78.9 million of interest income earned on our cash, cash equivalents and marketable securities balances. This increase was partially offset by $7.6 million of realized losses on sales of marketable securities, and $4.5 million of net foreign exchange losses as a result of (i) the forward contracts that we entered into to purchase U.S. dollars with foreign currencies to offset the foreign exchange risk on certain intercompany assets and (ii) the net monetary assets denominated in currencies other than the local currencies.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2006	December 31, 2006	March 31, 2007
	(unaudited)
Provision for income taxes	$218.3	$154.0	$349.8
Effective tax rate	26.9%	13.0%	25.9%

Our provision for income taxes and effective tax rate increased from the three months ended December 31, 2006 to the three months ended March 31, 2007, primarily as a result of certain income tax benefits realized in the three months ended December 31, 2006 related to the reduction to certain of our income tax contingency reserves (see discussion below). In addition, the dollar increase in our provision for income taxes was also due to increases in federal and state income taxes, driven by higher taxable income period over period.

In December 2006, we entered into an Advanced Pricing Agreement (“APA”) with the Internal Revenue Service in connection with certain intercompany transfer pricing arrangements beginning in 2003. As a result of the APA, we reduced certain of our income tax contingency reserves and recognized an income tax benefit of $90.3 million in the fourth quarter of 2006. Also, during the three months ended December 31, 2006, the 2006 Research and Development Tax Credit was signed into federal law, which resulted in a $77.9 million benefit to our provision for income taxes, of which $42.8 million pertained to the first three quarters of 2006. Without the aforementioned discrete benefits, our effective tax rate would have been higher than 13.0% in the three months ended December 31, 2006.

Our provision for income taxes increased from the three months ended March 31, 2006 to the three months ended March 31, 2007, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

In summary, our cash flows were (in millions, unaudited):

	Three Months Ended March 31,
	2006	2007
	(unaudited)
Net cash provided by operating activities	$824.8	$1,219.6
Net cash used in investing activities	(1,888.6)	(777.1)
Net cash provided by financing activities	119.9	88.5

As a result of the completion of our initial public offering in August 2004 and our follow-on public stock offerings in September 2005 and April 2006, we raised $1.2 billion, $4.3 billion and $2.1 billion of net proceeds. At March 31, 2007, we had $11.9 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S. as well as time deposits. Note 3 of Notes to Condensed Consolidated Financial Statements included as part of this report describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2006 and March 31, 2007, we had unused letters of credit for approximately $17.7 million and $12.8 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2007 was $1,219.6 million and consisted of net income of $1,002.2 million, adjustments for non-cash items of $308.4 million and cash used in working capital and other activities of $91.0 million. Adjustments for non-cash items primarily consisted of $170.3 million of depreciation and amortization expense on property and equipment and $183.9 million of stock-based compensation, partially offset by $74.1 million of excess tax benefits from stock-based award activity. In addition, working capital activities primarily consisted of an increase of $185.5 million in prepaid revenue share, expenses and other assets, an increase of $153.6 million in accounts receivable due to the growth in fees billed to our advertisers, a decrease of $169.1 million in accrued expenses and other liabilities and accounts payable primarily as a result of employee bonuses for the year ended December 31, 2006 paid in the first quarter of 2007, partially offset by a net increase in income taxes payable and deferred income taxes of $337.7 million, which includes the same $74.1 million of excess tax benefits from stock-based awards included under adjustments for non-cash items. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, as well as less estimated income taxes paid, in the first quarter of 2007 compared to the fourth quarter of 2006.

Cash provided by operating activities in the three months ended March 31, 2006 was $824.8 million and consisted of net income of $592.3 million, adjustments for non-cash items of $229.8 million and cash provided by working capital and other activities of $2.7 million. Adjustments for non-cash items primarily consisted of $95.9 million of depreciation and amortization expense on property and equipment and $114.7 million of stock-based compensation, partially offset by $77.3 million of excess tax benefits from stock-based award activity. In addition, working capital activities primarily consisted of an increase of $155.2 million in accounts receivable due to the growth in fees billed to our advertisers, offset by a net increase in income taxes payable and deferred income taxes of $139.2 million which includes the same $77.3 million of excess tax benefits from stock-based award included under adjustments for non-cash items and an increase of $51.2 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash flow provided by our operating activities. In addition, since we have become a public company our cash-based compensation per employee has increased and will likely continue to increase in order to retain and attract employees.

Cash used in investing activities in the three months ended March 31, 2007 of $777.1 million was attributable to net purchases of marketable securities of $145.8 million, capital expenditures of $596.9 million and cash consideration used in acquisitions and other investments of $34.4 million. Cash used in investing activities in the three months ended March 31, 2006 of $1,888.6 million was attributable to net purchases of marketable securities of $1,355.7 million, capital expenditures of $344.9 million and cash consideration used in acquisitions and other investments of $188.0 million, a majority of which was related to the acquisition of dMarc Broadcasting, Inc.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire engineering teams, technologies and other assets. As noted under “Recent Developments” above, in April 2007, we entered into an Agreement and Plan of Merger with DoubleClick to acquire all of the outstanding interests of DoubleClick, a privately held company, for $3.1 billion in cash subject to certain adjustments. Also in connection with the acquisition of dMarc, we are obligated to make additional cash payments of up to $1,136.0 million if certain performance targets are met through December 31, 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Also, as part of our philanthropic program, we expect to make equity and other investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these investments to be made primarily in cash and to be approximately $175 million over the three years ended December 31, 2008.

Cash provided by financing activities in the three months ended March 31, 2007 of $88.5 million was due primarily to excess tax benefits of $74.1 million from stock-based award activity during the period which represents a portion of the $107.1 million reduction to income taxes payable that we recorded in the first quarter of 2007 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards. In addition, we received net proceeds from the issuance of common stock pursuant to stock-based award activity of $14.4 million. Cash provided by financing activities in the three months ended March 31, 2006 of $119.9 million was due primarily to excess tax benefits of $77.3 million from stock-based award activity during the period and net proceeds from the issuance of common stock pursuant to stock option exercises of $42.6 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At March 31, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.27 billion through 2011 compared to $1.17 billion at December 31, 2006.

In addition, upon adoption of FIN 48 on January 1, 2007, we decreased current taxes payable by $219.4 million and increased long-term taxes payable by the same amount as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $48.5 million in the three months ended March 31, 2007. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 13.0% and 25.9% for the three months ended December 31, 2006 and March 31, 2007. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock Based Compensation

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

Effect of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. We are currently evaluating whether to adopt SFAS No. 159.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British pound, the euro, the Canadian dollar and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The vehicle we use is forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with euros was $1.1 billion at March 31, 2007. The notional principal of forward foreign exchange contracts to purchase euros with British pounds, Japanese yen and Australian dollars was €216.4 million (or approximately $288.3 million) at March 31, 2007. The notional principal of forward foreign exchange contracts to sell euros for Taiwan dollars was €18.2 million (or approximately $24.3 million) at March 31, 2007. There were no other forward exchange contracts outstanding at March 31, 2007.

Our exposure to foreign currency translation gains and losses arises from the translation of net assets of our subsidiaries to U.S. dollars during consolidation. We recognized translation gains of $12.7 million in the three months ended March 31, 2007 primarily as a result of generally strengthening foreign currencies against the U.S. dollar.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $11.6 million and $6.6 million at December 31, 2006 and March 31, 2007. The adverse impact at March 31, 2007 and December 31, 2006 is after consideration of the offsetting effect of approximately $113.6 million and $135.2 million from forward exchange contracts in place for the months of December 2006 and March 2007. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $98.8 million and $88.5 million at December 31, 2006 and March 31, 2007.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. As we grow geographically and with new product offerings, we continue to create new processes and controls as well as improve our existing environment to increase efficiencies. Improvements may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our financial position, results of operations or cash flows in a particular period. See the risk factors “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” and “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” in the “Risks Related to Our Business and Industry” section of Item 1A of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We face significant competition from Microsoft and Yahoo.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has developed features that make web search a more integrated part of its Windows operating system and other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us and Microsoft has more employees and cash resources than we do. Also, both Microsoft and Yahoo have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results, more relevant advertisements or in leveraging their platforms or products to make their web search or advertiser services easier to access, we could experience a significant decline in user traffic or in the size of the Google Network. Any such decline could negatively affect our revenues. [Comment on MSFT/YHOO merger rumors if they become more certain prior to the filing]

We face competition from other internet companies, including web search providers, internet access providers, internet advertising companies and destination web sites that may also bundle their services with internet access.

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

In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have set advertising budgets, a small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Item 1A, Risk Factors, and the following factors may affect our operating results:

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

We generated approximately 99% of our revenues in 2006 and the first three months of 2007 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network, which accounted for 39% of our revenues in 2006 and 37% of our revenues in the three months ended March 31, 2007. Some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, AOL, primarily through our AdSense program, accounted for approximately 7% and 6% of our revenues in 2006 and in the three months ended March 31, 2007, respectively. In the first half of 2006, we entered into an arrangement with AOL and Time Warner under which we acquired a five percent indirect equity interest in AOL in exchange for $1 billion in cash and expanded our strategic alliance with AOL. If our relationship with AOL were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefit of many of our acquisitions may not materialize. For example, we have yet to realize significant revenue benefits from our acquisitions of dMarc Broadcasting (Audio Ads) or YouTube.

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

Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we grow, the number of intellectual property rights claims against us will likely increase. Our products, services and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses. In addition, many of our agreements with members of our Google Network and other partners require us to indemnify these members for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims.

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

International revenues accounted for approximately 47% of our total revenues in the first three months of 2007 and more than half of our user traffic came from outside the U.S. during this period. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

If we fail to detect click fraud or other invalid clicks, we could face additional litigation as well as lose the confidence of our advertisers, which would cause our business to suffer.

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

We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, as we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our equity award grants may not be as effective as in the past. In addition, our other current and future compensation arrangements, which include cash bonuses and our TSO program, may not be successful in attracting new employees and retaining and motivating our existing employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At March 31, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.27 billion through 2011 compared to $1.17 billion at December 31, 2006. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging and other derivative transactions on shares of our Class A common stock, which will increase due to our TSO program.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2006, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 73% of the voting power of our outstanding capital stock. In particular, as of March 31, 2006, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 86% of our outstanding Class B common stock, including options to purchase Class B common stock, representing approximately 67% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended March 31, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - 31	454	$5.00	—	—
February 1 – 28	200	$0.30	—	—
March 1 – 31	8,267	$3.57	—	—
Total	8,921	$3.57	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.05	©*	2003 Stock Plan, as amended

10.06	©*	2003 Stock Plan (No. 2), as amended

10.07	©*	2003 Stock Plan (No. 3), as amended

10.08	©*	Google Inc. 2004 Stock Plan, as amended

10.22.1	*	Amended and Restated Agreement and Plan of Merger by and among Google Inc., Snowmass Holdings Inc., YouTube, Inc. and certain other parties dated as of November 3, 2006, as amended

10.23	©	Google Inc. Executive Bonus Plan	Current Report on Form 8-K	March 28, 2007

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: May 9, 2007	By:	/s/ Eric Schmidt
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.05	©*	2003 Stock Plan, as amended

10.06	©*	2003 Stock Plan (No. 2), as amended

10.07	©*	2003 Stock Plan (No. 3), as amended

10.08	©*	Google Inc. 2004 Stock Plan, as amended

10.22.1	*	Amended and Restated Agreement and Plan of Merger by and among Google Inc., Snowmass Holdings Inc., YouTube, Inc. and certain other parties dated as of November 3, 2006, as amended

10.23	©	Google Inc. Executive Bonus Plan	Current Report on Form 8-K	March 28, 2007

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.