Form 10-Q/A
period 2007-03-31
Google Inc.
filed 2007-05-10
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

GOOGLE INC.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on May 9, 2007, and is being filed solely to amend Item 1A of Part II, in order to correct a typographical error.

This Amendment contains the complete text of the original report with the corrected information appearing in Item 1A of Part II.

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

While international revenues in each of the periods presented accounted for less than half of our total revenues, more than half of our user traffic during these periods came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2007 or thereafter. See Note 11 of Notes to Condensed Consolidated Financial Statements included as part of this Form 10-Q/A for additional information about geographic areas.

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

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934 as of the end of the period covered by this Quarterly Report on Form 10-Q/A. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q/A that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially affect our financial position, results of operations or cash flows in a particular period. See the risk factors “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” and “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” in the “Risks Related to Our Business and Industry” section of Item 1A of this Quarterly Report on Form 10-Q/A.

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

GOOGLE INC.

Date: May 10, 2007	By:	/s/ Eric Schmidt
Eric Schmidt Chairman of the Executive Committee and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.05	©*	2003 Stock Plan, as amended

10.06	©*	2003 Stock Plan (No. 2), as amended

10.07	©*	2003 Stock Plan (No. 3), as amended

10.08	©*	Google Inc. 2004 Stock Plan, as amended

10.22.1	*	Amended and Restated Agreement and Plan of Merger by and among Google Inc., Snowmass Holdings Inc., YouTube, Inc. and certain other parties dated as of November 3, 2006, as amended

10.23	©	Google Inc. Executive Bonus Plan	Current Report on Form 8-K	March 28, 2007

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.
*	Filed herewith.
‡	Furnished herewith.