Form 10-Q
period 2007-06-30
Google Inc.
filed 2007-08-09
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

At July 31, 2007, the number of shares outstanding of Google’s Class A common stock was 232,900,877 shares and the number of shares outstanding of Google’s Class B common stock was 79,234,301 shares.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,544,671	$4,493,652
Marketable securities	7,699,243	8,009,883
Accounts receivable, net of allowance of $16,914 and $26,747	1,322,340	1,648,680
Deferred income taxes, net	29,713	78,068
Prepaid revenue share, expenses and other assets	443,880	627,240

Total current assets	13,039,847	14,857,523
Prepaid revenue share, expenses and other assets, non-current	114,455	147,154
Deferred income taxes, net, non-current	—	98,421
Non-marketable equity securities	1,031,850	1,038,804
Property and equipment, net	2,395,239	3,219,280
Intangible assets, net	346,841	339,579
Goodwill	1,545,119	1,723,124

Total assets	$18,473,351	$21,423,885

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$211,169	$136,483
Accrued compensation and benefits	351,671	330,951
Accrued expenses and other current liabilities	265,872	276,723
Accrued revenue share	370,364	452,472
Deferred revenue	105,136	122,566
Income taxes payable	375	—

Total current liabilities	1,304,587	1,319,195
Deferred revenue, long-term	20,006	21,673
Deferred income taxes, net	40,421	—
Income taxes payable, long-term	—	340,762
Other long-term liabilities	68,497	82,647
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 308,997 (Class A 227,670, Class B 81,327) and par value of $309 (Class A $228, Class B $81) and 311,273 (Class A 231,855, Class B 79,418) and par value of $311 (Class A $232, Class B $79) shares issued and outstanding, excluding 1,296 (Class A 1,045, Class B 251) and 734 (Class A 614, Class B 120) shares subject to repurchase at December 31, 2006 and June 30, 2007	309	311
Additional paid-in capital	11,882,906	12,576,560
Accumulated other comprehensive income	23,311	29,248
Retained earnings	5,133,314	7,053,489

Total stockholders’ equity	17,039,840	19,659,608

Total liabilities and stockholders’ equity	$18,473,351	$21,423,885

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(unaudited)
Revenues	$2,455,991	$3,871,985	$4,709,746	$7,535,956
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $2,322, $7,659, $4,606 and $12,048)	989,032	1,560,255	1,893,151	3,030,682
Research and development (including stock-based compensation expense of $70,564, $156,983, $143,650 and $277,771)	282,552	532,106	529,151	940,490
Sales and marketing (including stock-based compensation expense of $14,285, $36,385, $30,214 and $63,635)	196,397	355,604	387,340	658,156
General and administrative (including stock-based compensation expense of $21,978, $40,497, $45,343 and $71,936)	172,638	319,405	342,033	580,804

Total costs and expenses	1,640,619	2,767,370	3,151,675	5,210,132

Income from operations	815,372	1,104,615	1,558,071	2,325,824
Interest income and other, net	160,805	137,130	228,724	267,859

Income before income taxes	976,177	1,241,745	1,786,795	2,593,683
Provision for income taxes	255,100	316,625	473,427	666,401

Net income	$721,077	$925,120	$1,313,368	$1,927,282

Net income per share of Class A and Class B common stock:
Basic	$2.39	$2.98	$4.41	$6.22

Diluted	$2.33	$2.93	$4.28	$6.12

See accompanying notes.

GOOGLE INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Six Months Ended June 30,
	2006	2007
	(unaudited)
Operating activities
Net income	$1,313,368	$1,927,282
Adjustments:
Depreciation and amortization of property and equipment	206,079	358,426
Amortization of intangibles and other	31,300	69,921
In-process research and development	4,000	3,660
Stock-based compensation	223,813	425,390
Excess tax benefits from stock-based award activity	(258,087)	(179,815)
Other	—	(3,695)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(193,211)	(325,034)
Income taxes, net	265,384	333,407
Prepaid revenue share, expenses and other assets	(67,974)	(207,524)
Accounts payable	63,879	(74,662)
Accrued expenses and other liabilities	14,782	20,881
Accrued revenue share	56,984	82,152
Deferred revenue	5,073	19,130

Net cash provided by operating activities	1,665,390	2,449,519

Investing activities
Purchases of property and equipment	(1,043,938)	(1,171,991)
Purchases of marketable securities	(17,576,067)	(7,343,870)
Maturities and sales of marketable securities	15,856,478	7,017,218
Investments in non-marketable equity securities	(1,004,222)	(10,288)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(188,506)	(207,540)

Net cash used in investing activities	(3,956,255)	(1,716,471)

Financing activities
Net proceeds from stock-based award activity	97,088	28,824
Net proceeds from a public stock offering	2,063,777	—
Excess tax benefits from stock-based award activity	258,087	179,815

Net cash provided by financing activities	2,418,952	208,639

Effect of exchange rate changes on cash and cash equivalents	10,661	7,294

Net increase in cash and cash equivalents	138,748	948,981
Cash and cash equivalents at beginning of year	3,877,174	3,544,671

Cash and cash equivalents at end of period	$4,015,922	$4,493,652

Supplemental disclosures of cash flow information
Cash paid for interest	$185	$586

Cash paid for income taxes	$208,380	$333,874

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

Unaudited Interim Financial Information

The accompanying Condensed Consolidated Balance Sheet as of June 30, 2007, the Condensed Consolidated Statements of Income for the three and six months ended June 30, 2006 and 2007, and the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2006 and 2007 are unaudited. These unaudited interim Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Condensed Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2007, our results of operations for the three and six months ended June 30, 2006 and 2007, and our cash flows for the six months ended June 30, 2006 and 2007. The results of operations for the three and six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These unaudited interim Condensed Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed on March 1, 2007.

Use of Estimates

The preparation of interim Condensed Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable, fair values of marketable and non-marketable securities, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, traffic acquisition costs, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engage third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions.

Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning January 1, 2008. We are currently evaluating the impact of the adoption of SFAS No. 157 on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. We are currently evaluating whether to adopt SFAS No. 159 and, if adopted, the impact of such adoption.

Note 2. Net Income per Share of Class A and Class B common stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts, unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2006		2007		2006		2007
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$513,639	$207,438	$687,241	$237,879	$923,344	$390,024	$1,427,701	$499,581
Denominator:
Weighted average common shares outstanding	216,102	87,343	231,290	79,974	210,975	89,226	230,338	80,508
Less: Weighted average unvested common shares subject to repurchase or cancellation	(1,401)	(634)	(677)	(151)	(1,714)	(834)	(786)	(184)

Number of shares used in per share computations	214,701	86,709	230,613	79,823	209,261	88,392	229,552	80,324

Basic net income per share	$2.39	$2.39	$2.98	$2.98	$4.41	$4.41	$6.22	$6.22

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$513,639	$207,438	$687,241	$237,879	$923,344	$390,024	$1,427,701	$499,581
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	207,438	—	237,879	—	390,024	—	499,581	—
Reallocation of undistributed earnings to Class B shares	—	(343)	—	(1,508)	—	(502)	—	(2,752)

Allocation of undistributed earnings	$721,077	$207,095	$925,120	$236,371	$1,313,368	$389,522	$1,927,282	$496,829
Denominator:
Number of shares used in basic computation	214,701	86,709	230,613	79,823	209,261	88,392	229,552	80,324
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	86,709	—	79,823	—	88,392	—	80,324	—
Unvested common shares subject to repurchase or cancellation	2,035	634	828	151	2,548	834	970	184
Employee stock options including warrants issued under TSO program (see Note 9)	6,252	1,701	3,289	629	6,528	1,848	3,446	738
Restricted shares and restricted stock units	341	—	916	—	351	—	878	—

Number of shares used in per share computations	310,038	89,044	315,469	80,603	307,080	91,074	315,170	81,246

Diluted net income per share	$2.33	$2.33	$2.93	$2.93	$4.28	$4.28	$6.12	$6.12

Certain securities have been excluded from our net income per share computation because their effect was anti-dilutive. The number of shares excluded was not material in any of the periods presented.

Note 3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Cash and cash equivalents:
Cash	$2,996,603	$2,829,184
Cash equivalents:
U.S. government agencies	323,900	732,232
Time deposits	—	700,000
Municipal securities	216,529	224,585
Money market funds	7,639	7,651

Total cash and cash equivalents	3,544,671	4,493,652

Marketable securities:
U.S. government notes	2,697,880	1,377,734
U.S. government agencies	2,839,430	3,880,292
Municipal securities	1,622,570	2,168,550
Time deposits	500,000	500,000
U.S. corporate securities	39,363	83,307

Total marketable securities	7,699,243	8,009,883

Total cash, cash equivalents and marketable securities	$11,243,914	$12,503,535

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$2,704,753	$1,201	$(8,074)	$2,697,880
U.S. government agencies	2,838,759	4,081	(3,410)	2,839,430
Municipal securities	1,627,428	197	(5,055)	1,622,570
Time deposits	500,000	—	—	500,000
U.S. corporate securities	39,363	—	—	39,363

Total marketable securities	$7,710,303	$5,479	$(16,539)	$7,699,243

	As of June 30, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government notes	$1,385,443	$—	$(7,709)	$1,377,734
U.S. government agencies	3,900,532	64	(20,304)	3,880,292
Municipal securities	2,174,735	88	(6,273)	2,168,550
Time deposits	500,000	—	—	500,000
U.S. corporate securities	83,307	—	—	83,307

Total marketable securities	$8,044,017	$152	$(34,286)	$8,009,883

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2006 and June 30, 2007. Gross realized gains or losses were not material in the three and six months ended June 30, 2006 and 2007. There were no other-than-temporary impairments to our marketable securities in the three and six months ended June 30, 2006 and 2007.

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Due within 1 year	$3,448,793	$2,592,026
Due after 1 year through 5 years	3,426,600	4,030,078
Due after 5 years through 10 years	57,590	123,007
Due after 10 years	726,898	1,181,465

Total marketable debt securities	$7,659,881	$7,926,576

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2006 and June 30, 2007, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$893,264	$(3,339)	$1,138,237	$(4,735)	$2,031,501	$(8,074)
U.S. government agencies	1,620,106	(2,603)	193,178	(807)	1,813,284	(3,410)
Municipal securities	676,089	(1,473)	248,953	(3,582)	925,042	(5,055)

Total	$3,189,459	$(7,415)	$1,580,368	$(9,124)	$4,769,827	$(16,539)

	As of June 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$473,948	$(5,090)	$857,146	$(2,619)	$1,331,094	$(7,709)
U.S. government agencies	3,147,557	(18,840)	506,510	(1,464)	3,654,067	(20,304)
Municipal securities	808,443	(4,985)	178,062	(1,288)	986,505	(6,273)

Total	$4,429,948	$(28,915)	$1,541,718	$(5,371)	$5,971,666	$(34,286)

Note 4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Information technology assets	$1,778,028	$2,189,833
Construction in process	850,164	1,203,236
Land and buildings	352,112	622,975
Leasehold improvements	273,262	343,635
Furniture and fixtures	36,028	41,514

Total	3,289,594	4,401,193
Less accumulated depreciation and amortization	894,355	1,181,913

Property and equipment, net	$2,395,239	$3,219,280

Note 5. Acquisitions

During the six months ended June 30, 2007, we completed ten acquisitions. One of these transactions was accounted for as an asset purchase in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, as the acquired company was considered to be a development stage enterprise. The remaining nine transactions were accounted for as business combinations. The total initial purchase price for these transactions was $183.6 million and was paid or will be paid in cash. In addition, we are obligated to make additional cash payments of up to $41.8 million if certain performance targets are met through 2010. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. A portion of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when and if earned.

In addition, during the six months ended June 30, 2007, we capitalized intangible assets of $7.4 million, paid in cash, related to milestone payments for acquisitions completed prior to 2007.

The following table summarizes the allocation of the purchase price for all of the above acquisitions (in thousands):

Goodwill	$131,015
Patents and developed technology	48,117
Customer contracts and other	15,350
Net assets acquired	9,514
Deferred tax liabilities	(16,629)
Purchased in-process research and development	3,660

Total	$191,027

Goodwill expected to be deductible for tax purposes is $3.1 million.

Patents and developed technology, customer contracts and other intangible assets have a weighted-average useful life of 3.2 years from the date of acquisition.

Purchased in-process research and development was expensed at the time of the acquisitions because technological feasibility had not been established and no future alternative uses existed. This amount was included in research and development expenses on the accompanying Condensed Consolidated Statements of Income.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2007, are as follows (in thousands):

Balance as of December 31, 2006	$1,545,119
Goodwill acquired	131,015
Goodwill adjustment	46,990

Balance as of June 30, 2007	$1,723,124

The goodwill adjustment of $47.0 million was primarily a result of an increase to an estimate of employee termination costs and a contingent payment earned upon the achievement of certain performance targets related to business combinations initially recorded in 2006.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$241,185	$95,927	$145,258
Tradenames, customer contracts and other	244,357	42,774	201,583

Total	$485,542	$138,701	$346,841

	As of June 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(unaudited)
Patents and developed technology	$289,302	$133,160	$156,142
Tradenames, customer contracts and other	260,003	76,566	183,437

Total	$549,305	$209,726	$339,579

Patents and developed technology and tradenames, customer contracts and other have weighted-average useful lives from the date of purchase of 3.2 and 4.2 years. Amortization expense of acquisition-related intangible assets for the three and six months ended June 30, 2006 were $15.9 million and $31.3 million. Amortization expense of acquisition-related intangible assets for the three and six months ended June 30, 2007 were $34.3 million and $70.6 million.

Amortization expense for acquisition-related intangible assets on our June 30, 2007 Condensed Consolidated Balance Sheet for the remainder of 2007 and each of the next four years and thereafter is as follows (in thousands):

Remainder of 2007	$70,743
2008	120,183
2009	72,637
2010	48,080
2011	26,923
Thereafter	1,013

$339,579

Note 7. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(unaudited)
Interest income	$103,187	$137,984	$182,111	$268,460
Interest expense	(177)	(244)	(185)	(586)
Other	57,795	(610)	46,798	(15)

Interest income and other, net	$160,805	$137,130	$228,724	$267,859

Note 8. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or have recently litigated similar issues in other cases in the U.S., France, Germany, Israel, Italy, Austria and Australia.

We have also had copyright claims filed against us alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search and YouTube, infringe their rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, our business could be harmed in the event of an adverse result in any of these claims.

We are also a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), labor and employment claims, breach of contract claims, tax and other matters.

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

Note 9. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(unaudited)
Risk-free interest rate	5.00%	4.76%	4.75%	4.68%
Expected volatility	38%	29%	39%	30%
Expected life (in years)	3.2	5.7	3.1	4.2
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$129.08	$181.01	$128.56	$149.33

The following table summarizes the activity for outstanding stock options for the six months ended June 30, 2007:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2006	13,424,872	$205.58
Granted	806,114	$470.89
Exercised/vested (2)	(2,066,826)	$46.00
Canceled/forfeited/expired	(158,953)	$253.49

Balance at June 30, 2007	12,005,207	$245.45	7.8	$3,126.0

Vested and exercisable as of June 30, 2007	3,409,257	$152.03	7.1	$1,263.7
Vested and exercisable as of June 30, 2007 and expected to vest thereafter (3)	11,517,817	$243.79	7.8	$3,020.4

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $522.70 of our Class A common stock on June 29, 2007.

(2)	The weighted-average exercise price does not take into account early exercised options that vested during the six months ended June 30, 2007. The aggregate intrinsic value of all options exercised during the period was $644.6 million.

(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable and exercisable and vested stock options at June 30, 2007:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.30–$ 85.00	4,037,653	734,300	3,303,353	6.3	$18.61	3,219,802	$18.33	1,541,932	$12.75
$117.84–$198.41	1,768,315	—	1,768,315	7.0	$176.30	643,324	$175.25	643,715	$175.25
$205.96–$298.91	1,432,849	—	1,432,849	7.6	$274.47	502,410	$274.59	502,243	$274.60
$300.97–$399.00	1,872,178	—	1,872,178	8.1	$329.27	567,902	$321.70	567,440	$321.69
$401.78–$499.07	1,470,216	—	1,470,216	9.2	$448.73	152,076	$423.63	151,979	$423.63
$501.50–$526.29	1,423,996	—	1,423,996	9.4	$508.27	1,949	$508.88	1,948	$508.88

$ 0.30–$526.29	12,005,207	734,300	11,270,907	7.8	$245.45	5,087,463	$109.64	3,409,257	$152.03

Options outstanding at June 30, 2007 in the above tables include 734,300 options granted and exercised subsequent to March 21, 2002 that are unvested at June 30, 2007, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (EITF 00-23). However, the computations of the weighted-average exercise prices, weighted-average remaining contractual term, weighted average remaining life and aggregate intrinsic value for all stock options outstanding in the above table do not take into account these unvested shares. Further, the above tables include 353,666 warrants held by financial institutions that were options purchased from employees under our transferable stock options (TSO) program. Of the 353,666 warrants held by financial institutions, 73 warrants represent shares underlying TSOs sold by employees under the beta test of the TSO program in February 2007.

The total grant date fair value of stock options vested (including the related incremental fair value resulting from the adoption of our TSO program – see discussion below) during the six months ended June 30, 2007 was $288.6 million.

In April 2007, we launched our TSO program. Under the TSO program, certain employees are able to sell vested options granted after our initial public offering under our 2004 Stock Plan to selected financial institutions in an online auction. All employees may participate in the program other than our executive management group and those who reside in countries where, due to local, legal and/or tax implications, it would not be beneficial to employees or the TSO program would be impractical. At the time of sale, the vested option is automatically amended to create a warrant that is exercisable by the financial institution within two years from the date of issuance. All eligible outstanding options were modified in the second quarter to allow selling under the TSO program and, as a result, we incurred a modification charge of $62 million in the second quarter of 2007 related to vested options and expect to incur an additional charge of approximately $160 million related to unvested options over their remaining vesting periods of up to approximately four years. The modification charge is equal to the difference between the values of those modified stock options on the date of modification and their values immediately prior to modification in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Further, to the extent the forfeiture rate is different from what we have anticipated, the modification charge related to the unvested awards will be different from our expectations. The fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option.

During the three months ended June 30, 2007, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 353,593 at a total value of $90.7 million, or $256.58 per share, and a weighted average premium of $30.25 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At June 30, 2007, the number of shares underlying TSOs held by financial institutions was 353,666 and the number of options eligible for participation under the TSO program was 7,092,089.

As of June 30, 2007, there was $879.8 million of unrecognized compensation cost related to employee outstanding stock options, including the portion of the modification charge related to the adoption of the TSO program expected to be recognized in the future, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.3 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units and restricted shares for the six months ended June 30, 2007:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2006	1,771,037	$369.54
Granted	470,022	$471.31
Vested	(247,811)	$346.62
Forfeited	(34,648)	$386.53

Unvested at June 30, 2007	1,958,600	$397.21

Expected to vest after June 30, 2007(1)	1,847,547	$397.21

(1)	Restricted stock units and restricted shares expected to vest reflect an estimated forfeiture rate.

As of June 30, 2007, there was $603.8 million of unrecognized compensation cost related to unvested restricted stock units and restricted shares, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.9 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 10. Income Taxes

Effective January 1, 2007, we adopted the provisions of Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. As a result of the implementation of FIN 48, we recognized a $7.1 million increase in the liability for unrecognized tax benefits related to tax positions taken in prior periods. This increase was accounted for as an adjustment to retained earnings in accordance with the provisions of the statement. Additionally, we reclassified $219.4 million from current taxes payable to long-term taxes payable.

Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. As of June 30, 2007, we had accrued $15 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in all the periods presented.

Our total unrecognized tax benefits as of January 1, 2007 (the date of adoption) and June 30, 2007 was $243.6 million and $304.5 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $195.7 million and $209.2 million as of January 1, 2007 and June 30, 2007.

Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. Our 2003 through 2006 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2002 through 2006 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. Currently, we are under examination by the IRS for our 2003 and 2004 tax years.

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

Revenues by geography are based on the billing addresses of the advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
Revenues:
United States	$1,421,026	$1,958,382	$2,027,942	$2,738,548	$3,986,324
United Kingdom	369,949	578,359	599,514	712,820	1,177,873
Rest of the world	665,016	1,127,230	1,244,529	1,258,378	2,371,759

Total revenues	$2,455,991	$3,663,971	$3,871,985	$4,709,746	$7,535,956

	As of December 31, 2006	As of June 30, 2007
		(unaudited)
Long-lived assets:
United States	$5,070,694	$6,124,578
International	362,810	441,784

Total long-lived assets	$5,433,504	$6,566,362

Note 12. Subsequent Event

In July 2007, we entered into an Agreement and Plan of Merger to acquire Postini, a privately held company, for approximately $625 million in cash. The completion of this transaction is subject to customary closing conditions. The transaction is expected to close by September 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth of our operations, business and revenues and the growth rate of our costs and expenses;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	that our operating margin may decrease as we invest in our employee, systems infrastructures and property and equipment;

•	regarding our future stock-based compensation charges including changes related to our TSO program;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	regarding our future fee structure for our Google Checkout product offering;

•	that we will continue to make significant capital expenditure investments in 2007;

•	that our cost of revenues will increase in 2007 primarily as a result of anticipated increases in traffic acquisition, data center costs and credit card and other transaction fees;

•	that research and development, sales and marketing and general and administrative expenses will increase in the future;

•	regarding quarterly fluctuations in paid clicks;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding continued investments in international markets;

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top internet destination and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create and organize information that is useful to them.

•	Advertisers. We provide advertisers with several ways to deliver relevant targeted advertising including:

•	Google AdWords, an auction-based advertising program that enables advertisers to deliver relevant ads targeted to search results or web content.

•	Google Audio Ads, an automated online media platform that schedules and places advertising into radio programs.

•	Google Print Ads, a web-based marketplace for placing ads in print media.

•	Google TV Ads, an automated online media platform that schedules and places advertising into TV programs.

•	Google Video Ads, user-initiated click-to-play video ads that run on sites that are part of the Google Network.

These advertising programs provide advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with the content they provide.

•

Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs. This includes programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver audio ads on radio broadcasts, print ads for display in newspapers and magazines and video ads on television. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with certain content providers under which we distribute or license their video and other content and we may display ads on the pages of our web sites next to this content. We share most of the fees these ads generate with these content providers.

Recent Developments

In April 2007, we entered into an Agreement and Plan of Merger to acquire DoubleClick, a privately held company, for approximately $3.1 billion in cash.

The completion of this transaction is subject to customary conditions, including receipt of U.S. and foreign antitrust approvals and clearances. We and DoubleClick have each agreed to take all actions necessary to obtain the requisite antitrust and other regulatory approvals. This transaction is expected to close by December 31, 2007.

In July 2007, we entered into an Agreement and Plan of Merger to acquire Postini, a privately held company, for approximately $625 million in cash. The completion of this transaction is subject to customary closing conditions. The transaction is expected to close by September 30, 2007.

We recently announced that we may participate in the federal government’s upcoming auction of wireless spectrum in the 700 megahertz (MHz) band. This auction is expected to take place no later than January 2008. We are currently waiting for the final text of the Federal Communications Commission’s rules governing bidding before we make any definitive decisions about our possible participation in the auction.

How We Generate Revenue

We derive most of our revenues from fees we receive from our advertisers through our AdWords and AdSense programs.

Google AdWords is our automated online program that enables advertisers to place targeted text-based and display ads on our web sites and the web sites of our Google Network members. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on Google Network members’ sites specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the ads that appears next to the search results on our web sites or next to the search results or content on Google Network members’ sites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network members’ sites. Our AdWords agreements are generally terminable at any time by our advertisers.

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search, is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. When visitors of these web sites search either the web site or the internet using these customizable search boxes, we display relevant ads on the search results pages, targeted to match user search queries. Ads shown through AdSense for search are generally text ads.

AdSense for content is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content) and themed units (which are regular text ads with graphic treatments that change seasonally and by geography).

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

Advertising revenues made up 99% of our revenues in the three and six months ended June 30, 2006 and 2007. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

In the first quarter of 2006, we launched Google Video through which we make video content owned by others available for download and purchase by end users. We recognize as revenue the fees we receive from end users to the extent we are the primary obligor to them. However, to the extent we are not the primary obligor, we recognize as revenues the fees we receive from the end users net of the amounts we pay to our video content providers. In the fourth quarter of 2006, we acquired YouTube, a consumer media company for people to watch and share original videos worldwide through the web. We recognize as revenue the fees charged advertisers each time an ad is displayed on the YouTube site.

In the second quarter of 2006, we launched Google Checkout, an online shopping payment processing system for both consumers and merchants. We offer the Google Checkout service to merchants at no charge for sales up to ten times the amount they spend on AdWords advertising per month. We have also announced that we do not plan to charge merchants any fees associated with the use of Google Checkout for 2007. Beginning January 1, 2008, we plan to charge merchants who use Google Checkout to process sales 2% of the transaction amount plus $0.20 per transaction to the extent the dollar value of the total fees to be charged to such merchant in a month exceeds 10 times the amount they spend on AdWords advertising in that month. We recognize as revenue any fees charged merchants on transactions processed through Google Checkout. Further, cash ultimately paid to merchants under Google Checkout promotions, including cash paid to merchants as a result of discounts provided to consumers on certain transactions processed through Google Checkout, are accounted for as an offset to revenues.

In the second quarter of 2007, we announced our trial to deliver Google TV ads to viewers and help advertisers, operators and programmers buy, schedule, deliver and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on TV in accordance with the terms of the related agreements. We consider the TV providers that participate in this program to be members of our Google Network.

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

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we may continue to take steps to improve the relevance of the ads displayed on our web sites, such as removing ads that generate low click-through rates or that send users to irrelevant or otherwise low quality sites, as well as terminating Google Network members whose web sites do not meet our quality requirements, which could negatively affect our near-term advertising revenues.

Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue and paid click growth rates.

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

We are heavily investing in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience substantial growth in our operations as we build our research and development programs, expand our base of users, advertisers and Google Network members and increase our presence in international markets. In addition, we are incurring significant costs and expenses to promote the distribution of certain products, including the Google Toolbar, and promote the adoption of Google Checkout by merchants and consumers. Our headcount growth has required us to make substantial investments in property and equipment. Our full-time employee headcount has significantly increased over the last 12 months, growing from 7,942 at June 30, 2006 to 13,786 at June 30, 2007, and we also employ a significant number of temporary employees. We also expect to continue to make significant capital expenditure investments for the remainder of 2007, including information and technology infrastructure and corporate facilities. In April 2007, we launched our employee transferable stock option (TSO) program. We modified employee options to allow them to participate in this program, and as a result we incurred a charge of $62 million in the second quarter of 2007, and we expect to incur an additional charge of approximately $160 million over the next four years. In addition, the fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option. As a result of all of the above, the growth rate of our costs and expenses may exceed the growth rate of our revenues in 2007.

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

Our international revenues have grown as a percentage of our total revenues to 48% in the three months ended June 30, 2007 from 47% in the three months ended March 31, 2007 and from 42% in the three months ended June 30, 2006. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.3	40.1	40.3	40.2	40.2
Research and development	11.5	11.1	13.7	11.2	12.5
Sales and marketing	8.0	8.3	9.2	8.2	8.7
General and administrative	7.0	7.2	8.2	7.3	7.7

Total costs and expenses	66.8	66.7	71.4	66.9	69.1

Income from operations	33.2	33.3	28.6	33.1	30.9
Interest income and other, net	6.6	3.6	3.5	4.8	3.5

Income before income taxes	39.8	36.9	32.1	37.9	34.4
Provision for income taxes	10.4	9.5	8.2	10.0	8.8

Net income	29.4%	27.4%	23.9%	27.9%	25.6%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
Advertising revenues:
Google web sites	$1,432.4	$2,282.1	$2,486.3	$2,729.8	$4,768.4
Google Network web sites	996.6	1,345.4	1,352.1	1,924.9	2,697.4

Total advertising revenues	2,429.0	3,627.5	3,838.4	4,654.7	7,465.8
Licensing and other revenues	27.0	36.5	33.6	55.0	70.2

Revenues	$2,456.0	$3,664.0	$3,872.0	$4,709.7	$7,536.0

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
Advertising revenues:
Google web sites	58%	62%	64%	58%	63%
Google Network web sites	41	37	35	41	36

Total advertising revenues	99	99	99	99	99
Google web sites as % of advertising revenues	59	63	65	59	64
Google Network web sites as % of advertising revenues	41	37	35	41	36
Licensing and other revenues	1%	1%	1%	1%	1%

Growth in our revenues in the three months ended June 30, 2007 compared to the three months ended March 31, 2007 resulted primarily from growth in advertising revenues for Google web sites. Our advertising revenue growth for Google web sites resulted primarily from increased traffic, certain improvements in the monetization of this increased traffic and the continued global expansion of our products, our advertiser base and our user base. Improvements in our ability to monetize this increased traffic primarily relate to enhancing our end user experience, including providing them with ads that are more relevant to their search queries. These improvements also included, for instance, enhancements to the accuracy of our quality scoring, which is our measurement of an ad’s quality, as well as a change in the background color from blue to yellow for certain ads displayed on our search results pages.

Growth in our revenues in the three months ended June 30, 2007 compared to the three months ended June 30, 2006, and growth in our revenues in the six months ended June 30, 2007 as compared to the six months ended June 30, 2006 resulted primarily from growth in advertising revenues for Google web sites and Google Network web sites. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic both on our web sites and those of our Google Network members, certain improvements in the monetization of increased traffic on our web sites and our Google Network member sites, the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members and distribution partners. Improvements in our ability to monetize this increased traffic primarily relate to enhancing the end user experience, including providing them with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. These improvements also included those discussed above.

Our sequential quarterly revenue growth rate decreased from 14.3% for the three months ended March 31, 2007, to 5.7% for the three months ended June 30, 2007.

The sequential quarterly revenue growth rate from Google web sites decreased from 15.4% for the three months ended March 31, 2007, to 8.9% for the three months ended June 30, 2007. The sequential quarterly revenue growth rate from our Google Network members’ web sites decreased from 12.3% for the three months ended March 31, 2007, to relatively flat for the three months ended June 30, 2007. These decreases in the sequential quarterly revenue growth rates are primarily the result of our higher revenue levels and seasonal slowdowns in internet usage and commercial queries. The sequential quarterly revenue growth from our web sites was greater than that from our Google Network members’ web sites as a result of a greater seasonality impact on our Google Network members’ web sites than on our web sites and our termination of certain Google Network members whose web sites did not meet our quality requirements. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Aggregate paid clicks on our web sites and our Google Network members’ web sites remained approximately the same from the three months ended March 31, 2007 to the three months ended June 30, 2007, and increased approximately 47% from the three months ended June 30, 2006 to the three months ended June 30, 2007. In general, the yearly increase in paid clicks has historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords and the revenue growth rates on our web sites compared to those of our Google Network members. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations.

We believe that the yearly increase in the number of paid clicks and ads displayed through our programs is the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners. Revenues realized through the Google Print Ads Program, Google Audio Ads, Google Video, Google TV Ads, Google Checkout and YouTube were not material in any of the periods presented.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
United States	58%	53%	52%	58%	53%
United Kingdom	15%	16%	15%	15%	16%
Rest of the world	27%	31%	33%	27%	31%

The growth in international revenues in the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006 resulted largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets. Furthermore, the growth in international revenues from the three months ended March 31, 2007 to the three months ended June 30, 2007 also resulted from seasonally stronger traffic and monetization in certain other countries compared to the U.S.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended June 30, 2007, compared to the three months ended March 31, 2007 had a favorable impact on our international revenues, which increased $138.5 million period over period. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $35.0 million or 0.9% lower. The weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended June 30, 2007 compared to the three months ended June 30, 2006 had a favorable impact on our international revenues, which increased $809.1 million period over period. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $121.0 million or 3.1% lower.

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

In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. To the extent we expect revenues generated under such an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater. Otherwise, we recognize the guaranteed revenue share payments as traffic acquisition costs on a straight-line basis over the term of the related agreements. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements.

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, credit card and other transaction fees related to processing customer transactions as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a few of these arrangements we display ads on the pages of our web sites from which the content is viewed and share most of the fees these ads generate with the content providers. We recognize these costs equal to the greater of the revenue share amount – if any – or on a straight-line basis over the terms of the related agreements. The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
Cost of revenues	$989.0	$1,470.4	$1,560.3	$1,893.2	$3,030.7
Cost of revenues as a percentage of revenues	40.3%	40.1%	40.3%	40.2%	40.2%

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
Traffic acquisition costs	$785.2	$1,125.0	$1,147.9	$1,507.9	$2,272.9
Traffic acquisition costs as a percentage of advertising revenues	32.3%	31.0%	29.9%	32.4%	30.4%

Cost of revenues increased $89.8 million from the three months ended March 31, 2007 to the three months ended June 30, 2007. This increase was primarily the result of the depreciation of additional information technology assets purchased in the current and prior periods and additional data center costs as well as additional traffic acquisition costs. Over this same period there was an increase in data center costs of $55.2 million primarily as a result of the depreciation of additional information technology assets and data center buildings as well as additional personnel required to manage the data centers. The increase in cost of revenues is also attributable to an increase in traffic acquisition costs of $22.9 million primarily as a result of an increase of $13.8 million in fees expensed related to distribution arrangements. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased $571.3 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This increase was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs, content acquisition costs, additional credit card and other transaction fees. Over the same period there was an increase in traffic acquisition costs of $362.7 million primarily resulting from more advertiser fees generated through our AdSense program, and to a much lesser extent, an increase of $50.2 million in fees expensed related to distribution arrangements, and an increase in data center costs of $150.9 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in expenses related to acquiring content on our web sites of $20.4 million, an increase in the amortization of developed technology of $12.1 million primarily resulting from acquisitions in the prior periods, and an increase in credit card and other transaction processing fees of $11.0 million resulting from more advertiser fees being generated through AdWords. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ websites, partially offset by our recognition of much higher than average traffic acquisition costs as a percentage of revenues related to several recently launched AdSense arrangements.

Cost of revenues increased by $1,137.5 million from the six months ended June 2006 to the six months ended June 30, 2007. This increase was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs, content acquisition costs, additional credit card and other transaction fees. Over the same period there was an increase in traffic acquisition costs of $765.0 million primarily resulting from more advertiser fees generated through our AdSense program, and to a much lesser extent, an increase of $90.9 million in fees expensed related to distribution arrangements, and an increase in data center costs of $265.3 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in expenses related to acquiring content on our web sites of $42.8 million, an increase in credit card and other transaction processing fees of $20.8 million resulting from more advertiser fees being generated through AdWords, and an increase in the amortization of developed technology of $20.1 million primarily resulting from acquisitions in the prior periods. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ websites, partially offset by our recognition of much higher than average traffic acquisition costs as a percentage of revenues related to several recently launched AdSense arrangements.

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
Research and development expenses	$282.6	$408.4	$532.1	$529.2	$940.5
Research and development expenses as a percentage of revenues	11.5%	11.1%	13.7%	11.2%	12.5%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $123.7 million from the three months ended March 31, 2007 to the three months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $63.2 million as a result of an increase in accrued expense related to our annual bonus plan and a 15% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $36.2 million (see discussion below).

Research and development expenses increased $249.5 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $116.1 million as a result of a 60% increase in research and development headcount and an increase in accrued expense related to our annual bonus plan. In addition, there was an increase in stock-based compensation expense of $86.4 million (see discussion below) and an increase in depreciation and related expenses of $14.5 million primarily as a result of an increase in our capital expenditures.

Research and development expenses increased by $411.3 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $199.0 million as a result of a 61% increase in research and development headcount as well as an increase in accrued expense related to our annual bonus plan. In addition, there was an increase in stock-based compensation expense of $134.1 million (see discussion below), an increase in depreciation and related expenses of $29.1 million primarily as a result of an increase in our capital expenditures, as well as an increase in professional services of $22.8 million.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006 because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services. In addition, we expect greater stock-based compensation expenses as a result of the launch of our employee TSO program (see discussion below).

Sales and Marketing.

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
Sales and marketing expenses	$196.4	$302.6	$355.6	$387.3	$658.2
Sales and marketing expenses as a percentage of revenues	8.0%	8.3%	9.2%	8.2%	8.7%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $53.0 million from the three months ended March 31, 2007 to the three months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $26.7 million mostly as a result of an increase in accrued expense related to our annual bonus plan and a 13% increase in sales and marketing headcount. In addition, there was an increase in advertising and promotional expense of $11.0 million primarily due to increased marketing activities and an increase in stock-based compensation expense of $9.1 million (see discussion below).

Sales and marketing expenses increased $159.2 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $91.5 million mostly as a result of a 75% increase in sales and marketing headcount as well as an increase in accrued expense related to our annual bonus plan, an increase in stock-based compensation expense of $22.1 million (see discussion below) and an increase in depreciation and related expenses of $20.8 million due to our increased capital expenditures.

Sales and marketing expenses increased $270.9 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $172.1 million mostly as a result of a 79% increase in sales and marketing headcount as well as an increase in accrued expense related to our annual bonus plan, an increase in depreciation and related expenses of $37.5 million due to our increased capital expenditures and an increase in stock-based compensation expense of $33.4 million (see discussion below).

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006 as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to hire additional personnel and increase advertising and promotional expenditures to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel to support our worldwide expansion. In addition, we expect greater stock-based compensation expenses as a result of the launch of our employee TSO program (see discussion below).

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
General and administrative expenses	$172.6	$261.4	$319.4	$342.0	$580.8
General and administrative expenses as a percentage of revenues	7.0%	7.2%	8.2%	7.3%	7.7%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $58.0 million from the three months ended March 31, 2007 to the three months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $28.3 million primarily as result of an increase in accrued expense related to our annual bonus plan and an 8% increase in general and administrative headcount. In addition, there was an increase in stock-based compensation expense of $9.1 million (see discussion below) and an increase in bad debt expense of $7.5 million.

General and administrative expenses increased $146.8 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $74.8 million primarily as a result of an 80% increase in headcount as well as an increase in accrued expense related to our annual bonus plan. In addition, there was an increase in professional services expense of $24.2 million, an increase in stock-based compensation expense of $18.5 million (see discussion below) and an increase in bad debt expense of $10.0 million.

General and administrative expenses increased $238.8 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $133.6 million primarily as a result of an 89% increase in headcount as well as an increase accrued expense related to our annual bonus plan. In addition, there was an increase in professional services of $27.9 million, an increase in stock-based compensation expense of $26.6 million (see discussion below) and an increase in travel and entertainment expense of $14.3 million.

As we expand our business and incur additional expenses, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods compared to 2006. In addition, we expect greater stock-based compensation expenses as a result of the launch of our employee TSO program (see discussion below).

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
Stock-based compensation	$109.1	$183.9	$241.5	$223.8	$425.4
Stock-based compensation as a percentage of revenues	4.4%	5.0%	6.2%	4.8%	5.6%

In April 2007, we launched our TSO program. Under the TSO program, certain employees are able to sell vested options granted after our initial public offering under our 2004 Stock Plan to selected financial institutions in an online auction. All employees may participate in the program other than our executive management group and those who reside in countries where, due to local, legal and/or tax implications, it would not be beneficial to employees or the TSO program would be impractical. At the time of sale, the vested option is automatically amended to create a warrant that is exercisable by the financial institution within two years from the date of issuance. All eligible outstanding options were modified in the second quarter to allow selling under the TSO program and, as a result, we incurred a modification charge of $62 million in the second quarter of 2007 related to vested options and expect to incur a charge of approximately $160 million related to unvested options over their remaining vesting periods of up to approximately four years. The modification charge is equal to the difference between the values of those modified stock options on the date of modification and their values immediately prior to modification in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Further, to the extent the forfeiture rate is different from what we have anticipated, the modification charge related to the unvested awards will be different from our expectations. The fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option.

Stock-based compensation increased $57.6 million from the three months ended March 31, 2007 to the three months ended June 30, 2007. This increase was primarily due to the modification charge of $62 million recognized in the three months ended June 30, 2007 as a result of the launch of our TSO program.

Stock-based compensation increased $132.4 million from the three months ended June 30, 2006 to the three months ended June 30, 2007. The increase was primarily due to additional stock-based compensation associated with the modification charge recognized for the launch of our TSO program and unvested stock awards issued as a result of our acquisition of YouTube in the fourth quarter of 2006.

Stock-based compensation increased $201.6 million from the six months ended June 30, 2006 to the six months ended June 30, 2007. The increase was primarily due to additional stock-based compensation associated with unvested stock awards issued as a result of our acquisition of YouTube in the fourth quarter of 2006 and the modification charge recognized as a result of the launch of our TSO program.

We expect stock-based compensation to be approximately $770 million in 2007 and $1,120 million thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to June 30, 2007 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest Income and Other, Net

Interest income and other of $137.1 million and $267.9 million in the three and six months ended June 30, 2007 was primarily comprised of interest income earned on our cash, cash equivalents and marketable securities balances.

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

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2006	March 31, 2007	June 30, 2007	June 30, 2006	June 30, 2007
	(unaudited)
Provision for income taxes	$255.1	$349.8	$316.6	$473.4	$666.4
Effective tax rate	26.1%	25.9%	25.5%	26.5%	25.7%

Our provision for income taxes decreased from the three months ended March 31, 2007 to the three months ended June 30, 2007, primarily as a result of a decrease in taxable income period over period. Our effective tax rate decreased from the three months ended March 31, 2007 to the three months ended June 30, 2007, primarily as a result of certain income tax benefits realized in the three months ended June 30, 2007.

Our provision for income taxes increased from the three and six months ended June 30, 2006 to the three and six months ended June 30, 2007, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period, partially offset by proportionately more earnings expected to be realized in countries where we have lower statutory tax rates in 2007 compared to 2006 as of June 30, 2007 and 2006.

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

Liquidity and Capital Resources

In summary, our cash flows were (in millions, unaudited):

	Six Months Ended June 30,
	2006	2007
	(unaudited)
Net cash provided by operating activities	$1,665.4	$2,449.5
Net cash used in investing activities	(3,956.3)	(1,716.5)
Net cash provided by financing activities	2,419.0	208.6

As a result of our initial public offering in August 2004 and our follow-on public stock offerings in September 2005 and April 2006, we raised approximately $7.6 billion of net proceeds. At June 30, 2007, we had $12.5 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits as well as U.S. corporate securities. Note 3 of Notes to Condensed Consolidated Financial Statements included as part of this report describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2006 and June 30, 2007, we had unused letters of credit for approximately $17.7 million and $14.7 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, excess tax benefits from stock-based award activity, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2007 was $2,449.5 million and consisted of net income of $1,927.3 million, adjustments for non-cash items of $673.9 million and cash used in working capital and other activities of $151.7 million. Adjustments for non-cash items primarily consisted of $425.4 million of stock-based compensation and $358.4 million of depreciation expense on property and equipment, partially offset by $179.8 million of excess tax benefits from stock-based award activity. In addition, working capital activities primarily consisted of an increase of $325.0 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $207.5 million in prepaid revenue share, expenses and other assets, partially offset by net increase in income taxes payable and deferred income taxes of $333.4 million, which includes the same $179.8 million of excess tax benefits from stock-based awards included under adjustments for non-cash items, and an increase in accrued revenue share of $82.2 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued.

Cash provided by operating activities in the six months ended June 30, 2006 was $1,665.4 million and consisted of net income of $1,313.4 million, adjustments for non-cash items of $207.1 million and cash used in working capital and other activities of $144.9 million. Adjustments for non-cash items primarily consisted of $223.8 million of stock-based compensation and $206.1 million of depreciation expense on property and equipment, partially offset by $258.1 million of excess tax benefits from stock-based award activity. In addition, working capital activities primarily consisted of a net increase of $265.4 million in income taxes payable and deferred income taxes primarily a result of additional tax obligations accrued and an increase of $78.7 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment and other general expenditures, partially offset by an increase of $193.2 million in accounts receivable due to the growth in fees billed to our advertisers partially.

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

Cash used in investing activities in the six months ended June 30, 2007 of $1,716.5 million was attributable to net purchases of marketable securities of $326.7 million, capital expenditures of $1,172.0 million and cash consideration used in acquisitions and other investments of $217.8 million. Cash used in investing activities in the six months ended June 30, 2006 of $3,956.3 million was attributable to net purchases of marketable securities of $1,719.6 million primarily driven by the additional cash raised from our follow-on public stock offering in April 2006, cash consideration used in acquisitions and other investments of $1,192.7 million primarily related to our $1.0 billion investment in America Online, Inc. and to a lesser extent, the acquisition of dMarc Broadcasting, Inc., and capital expenditures of $1,043.9 million including $319.0 million related to real estate purchases in Mountain View, California. Approximately half of the dollar amount of these real estate purchases were related to a facility we had been renting under an operating lease.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire engineering teams, technologies and other assets. As noted under “Recent Developments” above, in April 2007, we entered into an Agreement and Plan of Merger to acquire DoubleClick, a privately held company, for approximately $3.1 billion in cash. In July 2007, we entered into an Agreement and Plan of Merger to acquire Postini, a privately held company, for approximately $625 million in cash. We also recently announced that we may participate in the federal government’s upcoming auction of wireless spectrum in the 700 megahertz (MHz) band. This auction is expected to take place no later than January 2008. We are currently waiting for the final text of the Federal Communications Commission’s rules governing bidding before we make any definitive decisions about our possible participation in the auction.

In connection with the acquisition of dMarc, we are obligated to make additional cash payments of up to $1.1 billion if certain performance targets are met through December 31, 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Also, as part of our philanthropic program, we expect to make equity and other investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these investments to be made primarily in cash and to be approximately $175 million over the three years ended December 31, 2008.

Cash provided by financing activities in the six months ended June 30, 2007 of $208.6 million was due primarily to excess tax benefits of $179.8 million from stock-based award activity during the period which represents a portion of the $199.2 million reduction to income taxes payable that we recorded in the first half of 2007 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards. In addition, we received net proceeds from the issuance of common stock pursuant to stock-based award activity of $28.8 million. As a result of our TSO program, proceeds from the exercise of stock options will be deferred and may be less than we would have received had we not adopted the TSO program. This is because the financial institutions that purchase TSOs will likely not exercise the related warrants until the expiration of the contractual term from the date of purchase (generally, two years), and then only if the market value exceeds the exercise price on the expiration date. Cash provided by financing activities in the six months ended June 30, 2006 of $2,419.0 million was due primarily to (i) net proceeds of $2,063.8 million raised from the follow-on stock offering, (ii) excess tax benefits of $258.1 million from stock-based award activity during the period, which also represents a portion of the $275.2 million reduction to our income taxes payable related to the exercise, sale or vesting of these stock-based awards and (iii) net proceeds from the issuance of common stock pursuant to stock option exercises of $97.1 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At June 30, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.66 billion through 2011 compared to $1.17 billion at December 31, 2006.

In addition, upon adoption of FIN 48 on January 1, 2007, we decreased current taxes payable by $219.4 million and increased long-term taxes payable by the same amount as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $121.3 million in the six months ended June 30, 2007. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Income Taxes

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes and interest will be due. These reserves are established when, despite our belief that our tax return positions are fully supportable, we believe that certain positions are likely to be challenged and may not be sustained on review by tax authorities. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit. The provision for income taxes includes the impact of uncertain tax reserve provisions and changes to unrecognized tax benefits reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 25.9%

and 25.5% for the three months ended March 31, 2007 and June 30, 2007. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Traffic Acquisition Costs

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. To the extent we expect revenues generated under such an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater. If our estimate of revenues under such an arrangement is subsequently revised downward, and especially if revenues become less than the guaranteed minimum revenue share payments, then the amount of traffic acquisition costs we would recognize thereafter would be proportionately greater.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS No. 159 also establishes additional disclosure requirements. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with early adoption permitted provided that the entity also adopts SFAS No. 157. We are currently evaluating whether to adopt SFAS No. 159 and, if adopted, the impact of such adoption.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British pound, the euro and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. The vehicle we use is forward contracts. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with euros was $1.3 billion at June 30, 2007. The notional principal of forward foreign exchange contracts to purchase euros with British pounds, Japanese yen, Australian dollars and Taiwan dollars was €260.2 million (or approximately $349.2 million) at June 30, 2007. There were no other forward exchange contracts outstanding at June 30, 2007.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $11.6 million and $3.4 million at December 31, 2006 and June 30, 2007. The adverse impact at December 31, 2006 and June 30, 2007 is after consideration of the offsetting effect of approximately $113.6 million and $160.0 million from forward exchange contracts in place for the months of December 2006 and June 2007. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $98.8 million and $99.4 million at December 31, 2006 and June 30, 2007.

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

In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. Most large advertisers have fixed advertising budgets, a small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

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

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising and web based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and

Google Network members, are not appropriately timed with market opportunities or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated approximately 99% of our revenues in 2006 and the first six months of 2007 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network, which accounted for 39% of our revenues in 2006 and 36% of our revenues in the six months ended June 30, 2007. Some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. In addition, advertising and other fees generated from one Google Network member, AOL, primarily through our AdSense program, accounted for approximately 7% of our revenues in 2006 and 5% of our revenues in the six months ended June 30, 2007, respectively. In the first half of 2006, we entered into an arrangement with AOL and Time Warner under which we acquired a five percent indirect equity interest in AOL in exchange for $1 billion in cash and expanded our strategic alliance with AOL. If our relationship with AOL were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

We do not have a great deal of experience acquiring companies and the companies we have acquired have typically been small. We frequently evaluate and enter into discussions regarding a wide array of potential strategic transactions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Coordination of sales and marketing functions.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retention of employees from the businesses we acquire.

•	Integration of each company’s accounting, management information, human resource and other administrative systems.

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

Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we grow, the intellectual property rights claims against us increases. Our products, services and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses. In addition, many of our agreements with members of our Google Network and other partners require us to indemnify these members for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims.

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or have recently litigated similar issues in other cases in the U.S., France, Germany, Israel, Italy, Austria and Australia.

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

From time to time, concerns have been expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

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

International revenues accounted for approximately 47% of our total revenues in the first six months of 2007 and more than half of our user traffic came from outside the U.S. during this period. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

We first derived revenue from our online search business in 1999 and from our advertising services in 2000, and we have only a short operating history with our cost-per-click advertising model, which we launched in 2002 and our cost-per-impression advertising model which we launched in the second quarter of 2005. As a result, we have very little operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as a company operating in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

More individuals are using non-PC devices to access the internet, and versions of our web search technology developed for these devices may not be widely adopted by users of these devices.

The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants (PDAs), smart phones and handheld computers and video game consoles, as well as television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices more difficult. If we are unable to attract and retain a substantial number of alternative device users to our web search services or if we are slow to develop products and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market for online services.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At June 30, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.66 billion through 2011 compared to $1.17 billion at December 31, 2006. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging and other derivative transactions on shares of our Class A common stock (including derivative transactions under our TSO program).

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2007, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of June 30, 2007, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 85% of our outstanding Class B common stock, including options to purchase Class B common stock, representing approximately 66% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended June 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	114	$5.00	—	—
May 1-31	—	—	—	—
June 1-30	—	—	—	—

Total	114	$5.00	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

Results of Google’s Transferable Stock Option Program

Under our transferable stock option (TSO) program, which launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three month period ended June 30, 2007:

	Aggregate Amounts			Weighted-Average Amounts
Period (1)(3)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
April 1 - 30	125,311	$30,716	$4,057	$268.14	$245.12	$32.37
May 1 – 31	228,282	$60,007	$6,674	$250.31	$262.86	$29.24
June 1 – 30	—	—	—	—	—	—

Total	353,593	$90,723	$10,731	$256.63	$256.58	$30.35

(1)	The TSO program is generally active during regular NASDAQ trading hours when Google’s trading window is open. However, we have the right to suspend the TSO program from time to time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

(3)	In the beta test of our TSO program in February 2007, our employees sold 73 shares underlying TSOs for an aggregate price and aggregate TSO premium of $4,814. The weighted average exercise price of these TSOs was $525.45 per share and the weighted average sale price and weighted average TSO premium was $65.95 per share.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2007 Annual Meeting of Stockholder on May 10, 2007 at our corporate headquarters at 1600 Amphitheatre Parkway, Mountain View, California 94043. The following proposals were submitted to the stockholders:

•	the election of ten directors to serve for the ensuing year or until their successors are duly elected and qualified,

•	the ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007,

•	the approval of an amendment to our 2004 Stock Plan to increase the number of authorized shares of Class A common stock issuable under the 2004 Stock Plan from 17,931,660 to 22,431,660 shares,

•	the approval of our Executive Bonus Plan, and

•	to consider a stockholder proposal to request that management institute policies to help protect freedom of access to the internet.

Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share and vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. The holders of our common stock voted as follows:

Board of Director Election Results

	Votes For	Votes Against
Eric Schmidt	917,412,357	3,214,244
Larry Page	917,412,266	3,214,335
Sergey Brin	917,413,611	3,212,990
Shirley M. Tilgeman	917,920,205	2,706,396
L. John Doerr	907,704,717	12,921,884
John L. Hennessy	908,762,862	11,863,739
Arthur D. Levinson	907,558,844	13,067,757
Ann Mather	917,963,964	2,662,637
Paul S. Otellini	908,398,714	12,227,887
K. Ram Shriram	917,954,968	2,671,633

The ten nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting or until their respective successors are elected and qualified.

Ratification of Ernst & Young LLP as Google’s independent registered public accounting firm

The results of the voting included 918,876,355 votes for, 545,805 votes against, 1,204,441 votes abstained, and 0 votes were non-votes. The appointment was ratified.

Approval of Amendment to Google’s 2004 Stock Plan

The results of the voting included 762,072,653 votes for, 124,154,504 votes against, 1,787,810 votes abstained, and 32,611,634 votes were non-votes. The amendment was approved.

Approval of Google’s Executive Bonus Plan

The results of the voting included 912,579,659 votes for, 6,416,032 votes against, 1,630,885 votes abstained, and 25 votes were non-votes. The plan was approved.

Stockholder Proposal Relating to the Request that Management Institute Policies to Help Protect Freedom of Access to the Internet

The results of the voting included 32,717,313 votes for, 817,184,111 votes against, 38,113,588 votes abstained, and 32,611,589 votes were non-votes. The stockholder proposal was not approved.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
1.01		Form of Distribution Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (the “Distribution Agreement”)	Current Report on Form 8-K	April 23, 2007
1.01.1	*	Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007
1.02		Form of Bidding Rules Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (the “Bidding Rules Agreement”)	Current Report on Form 8-K	April 23, 2007
1.02.1	*	Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007
2.1		Agreement and Plan of Merger by and among Google Inc., Whopper Acquisition Corp. and Click Holding Corp., dated as of April 13, 2007	Current Report on Form 8-K	April 19, 2007

4.01		Form of Warrant Agreement dated April 20, 2007 among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (the “Warrant Agreement”)	Current Report on Form 8-K	April 23, 2007

4.01.1	*	Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007

10.08	©	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K	May 15, 2007

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: August 9, 2007	By:	/S/ ERIC SCHMIDT
Eric Schmidt Chairman of the Board and Chief Executive Officer

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
1.01		Form of Distribution Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (the “Distribution Agreement”)	Current Report on Form 8-K	April 23, 2007
1.01.1	*	Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007
1.02		Form of Bidding Rules Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (the “Bidding Rules Agreement”)	Current Report on Form 8-K	April 23, 2007
1.02.1	*	Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007
2.1		Agreement and Plan of Merger by and among Google Inc., Whopper Acquisition Corp. and Click Holding Corp., dated as of April 13, 2007	Current Report on Form 8-K	April 19, 2007

4.01		Form of Warrant Agreement dated April 20, 2007 among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (the “Warrant Agreement”)	Current Report on Form 8-K	April 23, 2007

4.01.1	*	Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007

10.08	©	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K	May 15, 2007

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

‡	Furnished herewith.