Form 10-Q
period 2007-09-30
Google Inc.
filed 2007-11-07
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

At October 31, 2007, there were 235,493,174 shares of Google’s Class A common stock outstanding and 77,347,311 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,544,671	$5,106,404
Marketable securities	7,699,243	7,980,941
Accounts receivable, net of allowance of $16,914 and $38,130	1,322,340	1,887,860
Deferred income taxes, net	29,713	87,963
Prepaid revenue share, expenses and other assets	443,880	670,593

Total current assets	13,039,847	15,733,761
Prepaid revenue share, expenses and other assets, non-current	114,455	170,069
Deferred income taxes, net, non-current	—	37,219
Non-marketable equity securities	1,031,850	1,048,138
Property and equipment, net	2,395,239	3,588,814
Intangible assets, net	346,841	485,252
Goodwill	1,545,119	2,277,397

Total assets	$18,473,351	$23,340,650

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$211,169	$231,883
Accrued compensation and benefits	351,671	496,073
Accrued expenses and other current liabilities	266,247	400,889
Accrued revenue share	370,364	507,693
Deferred revenue	105,136	146,129

Total current liabilities	1,304,587	1,782,667
Deferred revenue, long-term	20,006	23,676
Deferred income taxes, net	40,421	—
Income taxes payable, long-term	—	406,555
Other long-term liabilities	68,497	90,981
Commitments and contingencies
Stockholders’ equity:
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 308,997 (Class A 227,670, Class B 81,327) and par value of $309 (Class A $228, Class B $81) and 311,956 (Class A 233,300, Class B 78,656) and par value of $312 (Class A $233, Class B $79) shares issued and outstanding, excluding 1,296 (Class A 1,045, Class B 251) and 540 (Class A 462, Class B 78) shares subject to repurchase at December 31, 2006 and September 30, 2007	309	312
Additional paid-in capital	11,882,906	12,831,437
Accumulated other comprehensive income	23,311	81,544
Retained earnings	5,133,314	8,123,478

Total stockholders’ equity	17,039,840	21,036,771

Total liabilities and stockholders’ equity	$18,473,351	$23,340,650

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(unaudited)
Revenues	$2,689,673	$4,231,351	$7,399,419	$11,767,307
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $2,149, $4,031, $6,754 and $16,080)	1,048,728	1,662,579	2,941,879	4,693,261
Research and development (including stock-based compensation expense of $61,714, $130,655, $205,364 and $408,425)	312,632	548,712	841,783	1,489,202
Sales and marketing (including stock-based compensation expense of $14,673, $29,918, $44,887 and $93,553)	206,972	380,820	594,312	1,038,976
General and administrative (including stock-based compensation expense of $21,324, $33,352, $66,668 and $105,288)	190,010	321,398	532,043	902,202

Total costs and expenses	1,758,342	2,913,509	4,910,017	8,123,641

Income from operations	931,331	1,317,842	2,489,402	3,643,666
Interest income and other, net	108,180	154,428	336,904	422,287

Income before income taxes	1,039,511	1,472,270	2,826,306	4,065,953
Provision for income taxes	306,150	402,281	779,577	1,068,682

Net income	$733,361	$1,069,989	$2,046,729	$2,997,271

Net income per share of Class A and Class B common stock:
Basic	$2.42	$3.44	$6.83	$9.66

Diluted	$2.36	$3.38	$6.64	$9.50

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2006	2007
	(unaudited)
Operating activities
Net income	$2,046,729	$2,997,271
Adjustments:
Depreciation and amortization of property and equipment	335,629	565,841
Amortization of intangibles and other	47,060	111,881
Stock-based compensation	323,673	623,346
Excess tax benefits from stock-based award activity	(329,068)	(238,577)
Other, net	10,800	(7,215)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(343,356)	(559,425)
Income taxes, net	528,493	431,048
Prepaid revenue share, expenses and other assets	(267,759)	(237,262)
Accounts payable	91,198	20,155
Accrued expenses and other liabilities	124,640	206,522
Accrued revenue share	90,856	136,446
Deferred revenue	10,819	32,131

Net cash provided by operating activities	2,669,714	4,082,162

Investing activities
Purchases of property and equipment	(1,536,160)	(1,724,631)
Purchases of marketable securities	(23,151,347)	(11,756,147)
Maturities and sales of marketable securities	19,888,930	11,519,001
Investments in non-marketable equity securities	(1,014,222)	(21,288)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(257,812)	(823,092)

Net cash used in investing activities	(6,070,611)	(2,806,157)

Financing activities
Net proceeds from stock-based award activity	155,551	19,073
Net proceeds from a public stock offering	2,063,751	—
Excess tax benefits from stock-based award activity	329,068	238,577

Net cash provided by financing activities	2,548,370	257,650

Effect of exchange rate changes on cash and cash equivalents	13,694	28,078

Net increase (decrease) in cash and cash equivalents	(838,833)	1,561,733
Cash and cash equivalents at beginning of year	3,877,174	3,544,671

Cash and cash equivalents at end of period	$3,038,341	$5,106,404

Supplemental disclosures of cash flow information
Cash paid for interest	$206	$1,032

Cash paid for income taxes	$350,703	$638,050

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2007, the Consolidated Statements of Income for the three and nine months ended September 30, 2006 and 2007, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 and 2007 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2007, our results of operations for the three and nine months ended September 30, 2006 and 2007, and our cash flows for the nine months ended September 30, 2006 and 2007. The results of operations for the three and nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and related notes included in our 2006 Annual Report on Form 10-K filed on March 1, 2007.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, fair values of marketable and non-marketable securities, fair values of intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, traffic acquisition costs, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We engage third-party valuation consultants to assist management in the allocation of the purchase price of significant acquisitions.

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

Note 2. Net Income per Share of Class A and Class B common stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts, unaudited):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2006		2007		2006		2007
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$529,216	$204,145	$798,259	$271,730	$1,450,615	$596,114	$2,225,486	$771,785
Denominator:
Weighted average common shares outstanding	219,786	84,850	232,703	79,136	213,723	87,957	231,111	80,065
Less: Weighted average unvested common shares subject to repurchase or cancellation	(843)	(393)	(519)	(99)	(1,404)	(707)	(694)	(158)

Number of shares used in per share computations	218,943	84,457	232,184	79,037	212,319	87,250	230,417	79,907

Basic net income per share	$2.42	$2.42	$3.44	$3.44	$6.83	$6.83	$9.66	$9.66

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$529,216	$204,145	$798,259	$271,730	$1,450,615	$596,114	$2,225,486	$771,785
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	204,145	—	271,730	—	596,114	—	771,785	—
Reallocation of undistributed earnings to Class B shares	—	(468)	—	(2,076)	—	(787)	—	(4,765)

Allocation of undistributed earnings	$733,361	$203,677	$1,069,989	$269,654	$2,046,729	$595,327	$2,997,271	$767,020
Denominator:
Number of shares used in basic computation	218,943	84,457	232,184	79,037	212,319	87,250	230,417	79,907
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	84,457	—	79,037	—	87,250	—	79,907	—
Unvested common shares subject to repurchase or cancellation	1,236	393	618	99	2,111	707	852	158
Employee stock options including warrants issued under TSO program (see Note 10)	5,623	1,406	3,719	646	6,227	1,701	3,537	709
Restricted shares and restricted stock units	315	—	1,018	—	338	—	925	—

Number of shares used in per share computations	310,574	86,256	316,576	79,782	308,245	89,658	315,638	80,774

Diluted net income per share	$2.36	$2.36	$3.38	$3.38	$6.64	$6.64	$9.50	$9.50

Certain securities have been excluded from our net income per share computation because their effect was anti-dilutive. The number of shares excluded was not material in any of the periods presented.

Note 3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Cash and cash equivalents:
Cash	$1,579,702	$1,020,678
Cash equivalents:
U.S. government agencies	323,900	488,042
Time deposits	—	500,000
Municipal securities	216,529	373,434
Money market funds	1,424,540	2,724,250

Total cash and cash equivalents	3,544,671	5,106,404

Marketable securities:
U.S. government notes	2,697,880	1,005,250
U.S. government agencies	2,839,430	3,797,170
Municipal securities	1,622,570	3,107,064
Time deposits	500,000	—
U.S. corporate securities	39,363	71,457

Total marketable securities	7,699,243	7,980,941

Total cash, cash equivalents and marketable securities	$11,243,914	$13,087,345

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$2,704,753	$1,201	$(8,074)	$2,697,880
U.S. government agencies	2,838,759	4,081	(3,410)	2,839,430
Municipal securities	1,627,428	197	(5,055)	1,622,570
Time deposits	500,000	—	—	500,000
U.S. corporate securities	39,363	—	—	39,363

Total marketable securities	$7,710,303	$5,479	$(16,539)	$7,699,243

	As of September 30, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government notes	$1,003,081	$2,172	$(3)	$1,005,250
U.S. government agencies	3,786,391	11,862	(1,083)	3,797,170
Municipal securities	3,103,482	4,433	(851)	3,107,064
U.S. corporate securities	71,457	—	—	71,457

Total marketable securities	$7,964,411	$18,467	$(1,937)	$7,980,941

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2006 and September 30, 2007. We recognized net realized gains of $10.0 million and $17.0 million on the sale of marketable securities during the three and nine months ended September 30, 2007. We recognized a net realized loss of $4.8 million and a net realized gain of $41.9 million on the sale of marketable securities during the three and nine months ended September 30, 2006. There were no other-than-temporary impairments to our marketable securities in the three and nine months ended September 30, 2006 and 2007. Realized gains and losses are included in interest income and other, net in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Due within 1 year	$3,448,793	$1,580,685
Due after 1 year through 5 years	3,426,600	4,517,905
Due after 5 years through 10 years	57,590	180,437
Due after 10 years	726,898	1,630,457

Total marketable debt securities	$7,659,881	$7,909,484

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2006 and September 30, 2007, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$893,264	$(3,339)	$1,138,237	$(4,735)	$2,031,501	$(8,074)
U.S. government agencies	1,620,106	(2,603)	193,178	(807)	1,813,284	(3,410)
Municipal securities	676,089	(1,473)	248,953	(3,582)	925,042	(5,055)

Total	$3,189,459	$(7,415)	$1,580,368	$(9,124)	$4,769,827	$(16,539)

	As of September 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$31,997	$(3)	$—	$—	$31,997	$(3)
U.S. government agencies	391,435	(842)	125,772	(241)	517,207	(1,083)
Municipal securities	142,505	(345)	118,147	(506)	260,652	(851)

Total	$565,937	$(1,190)	$243,919	$(747)	$809,856	$(1,937)

Note 4. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Information technology assets	$1,778,028	$2,427,439
Construction in process	850,164	1,406,015
Land and buildings	352,112	650,122
Leasehold improvements	273,262	383,251
Furniture and fixtures	36,028	47,595

Total	3,289,594	4,914,422
Less accumulated depreciation and amortization	894,355	1,325,608

Property and equipment, net	$2,395,239	$3,588,814

Note 5. Acquisitions

In September 2007, we completed the acquisition of Postini, Inc., a provider of information security and compliance solutions. This transaction was accounted for as a business combination. The purchase price was $545.7 million, paid in cash, including direct transaction costs of $1.0 million. The following table summarizes the allocation of the purchase price of Postini (in thousands):

Goodwill	$446,471
Customer relationships	104,310
Patents and developed technology	35,510
Tradenames and other	5,630
Net assets acquired	8,240
Deferred tax liabilities	(54,507)

Total	$545,654

Net assets acquired include involuntary termination benefits of $16.6 million that we expect to pay certain Postini employees. In addition, we are obligated to make cash payments of up to $44.8 million through 2011, contingent upon each employee’s continued employment with us. These contingent payments will be expensed, when and if earned.

Goodwill is not deductible for tax purposes.

Customer relationships, patents and developed technology, and tradenames and other intangible assets have weighted-average useful lives of 6.8 years, 4.0 years and 2.6 years from the date of acquisition. These assets are not deductible for tax purposes.

Supplemental information on an unaudited pro forma basis, as if the Postini acquisition had been consummated at the beginning of each of the periods presented, is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(unaudited)
Revenues	$2,703,263	$4,246,953	$7,440,302	$11,819,998
Net income	$720,905	$1,054,741	$2,012,438	$2,958,837
Net income per share of Class A and Class B common stock - diluted	$2.32	$3.33	$6.53	$9.37

The unaudited pro forma supplemental information is based on estimates and assumptions, which we believe are reasonable; it is not necessarily indicative of our consolidated financial position or results of income in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisition, net of the related tax effects.

During the nine months ended September 30, 2007, we also completed fifteen other acquisitions. Three of these transactions were accounted for as asset purchases in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, as the acquired companies were considered to be development stage enterprises. The remaining twelve transactions were accounted for as business combinations. The total initial purchase price for these transactions was $272.5 million and was paid or will be paid in cash. In addition, we are obligated to make additional cash payments of up to $66.8 million if certain performance targets are met through 2010. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. A portion of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when and if earned.

In addition, during the nine months ended September 30, 2007, we capitalized intangible assets of $12.8 million, paid in cash, related primarily to milestone payments for acquisitions completed prior to 2007.

The following table summarizes the allocation of the purchase price for all of the above acquisitions, excluding Postini (in thousands):

Goodwill	$197,304
Patents and developed technology	83,077
Customer relationships	14,080
Tradenames and other	7,200
Net assets acquired	9,311
Deferred tax liabilities	(30,485)
Purchased in-process research and development	4,790

Total	$285,277

Goodwill expected to be deductible for tax purposes is $4.6 million.

Patents and developed technology, customer relationships, and tradenames and other intangible assets have a weighted-average useful life of 3.1 years from the date of acquisition. The amount expected to be deductible for tax purposes is $6.6 million.

Purchased in-process research and development was expensed at the time of the acquisitions because technological feasibility had not been established and no future alternative uses existed. This amount was included in research and development expenses on the accompanying Consolidated Statements of Income.

Note 6. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, are as follows (in thousands):

Balance as of December 31, 2006	$1,545,119
Goodwill acquired	643,775
Goodwill adjustment	88,503

Balance as of September 30, 2007	$2,277,397

The goodwill adjustment of $88.5 million was primarily a result of contingent payments earned upon the achievement of certain performance targets.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$241,185	$95,927	$145,258
Customer relationships	60,636	16,359	44,277
Tradenames and other	183,721	26,415	$157,306

Total	$485,542	$138,701	$346,841

	As of September 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(unaudited)
Patents and developed technology	$356,847	$153,871	$202,976
Customer relationships	172,727	28,708	144,019
Tradenames and other	195,496	57,239	138,257

Total	$725,070	$239,818	$485,252

Patents and developed technology, customer relationships, and tradenames and other have weighted-average useful lives from the date of purchase of 3.3 years, 5.6 years and 4.2 years. Amortization expense of acquisition-related intangible assets for the three and nine months ended September 30, 2006 was $15.8 million and $47.1 million. Amortization expense of acquisition-related intangible assets for the three and nine months ended September 30, 2007 was $40.9 million and $111.5 million.

Amortization expense for acquisition-related intangible assets on our September 30, 2007 Consolidated Balance Sheet for the remainder of 2007 and each of the next five years and thereafter is as follows (in thousands):

Remainder of 2007	$45,637
2008	162,306
2009	110,544
2010	78,932
2011	48,169
2012	14,929
Thereafter	24,735

$485,252

Note 7. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(unaudited)
Interest income	$108,230	$146,114	$290,341	$414,574
Interest expense	(21)	(446)	(206)	(1,032)
Other	(29)	8,760	46,769	8,745

Interest income and other, net	$108,180	$154,428	$336,904	$422,287

Note 8. Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(unaudited)
Net income	$733,361	$1,069,989	$2,046,729	$2,997,271
Change in unrealized gains (losses) on marketable securities, net	24,787	29,974	(17,251)	16,323
Change in cumulative translation adjustment	6,598	22,322	17,695	41,910

Comprehensive income	$764,746	$1,122,285	$2,047,173	$3,055,504

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Unrealized gains (losses) on marketable securities, net	$(6,528)	$9,795
Cumulative translation adjustment, net	29,839	71,749

Accumulated other comprehensive income	$23,311	$81,544

Note 9. Contingencies

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

Note 10. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
	(unaudited)
Risk-free interest rate	4.9%	4.5%	4.8%	4.6%
Expected volatility	34%	29%	37%	29%
Expected life (in years)	3.9	5.6	3.4	4.7
Dividend yield	—	—	—	—
Weighted-average grant date fair value of options granted during the period	$132.10	$193.29	$129.7	$163.14

The following table summarizes the activity for outstanding stock options for the nine months ended September 30, 2007:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2006	13,424,872	$205.58
Granted	1,175,964	$489.42
Exercised/vested (2)	(2,653,815)	$48.58
Canceled/forfeited	(284,104)	$233.13

Balance at September 30, 2007	11,662,917	$261.89	7.4	$3,396.7

Vested and exercisable as of September 30, 2007	3,943,796	$163.99	7.0	$1,590.5
Vested and exercisable as of September 30, 2007 and expected to vest thereafter (3)	11,225,243	$259.85	7.4	$3,294.3

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $567.27 of our Class A common stock on September 28, 2007, the last trading day closest to our period end date of September 30, 2007.

(2)	The weighted-average exercise price does not take into account early exercised options that vested during the nine months ended September 30, 2007. The aggregate intrinsic value of all options exercised during the period was $823.7 million.

(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable and exercisable and vested stock options at September 30, 2007:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.30–$ 85.00	3,457,236	540,406	2,916,830	6.0	$17.76	2,852,304	$17.50	1,629,301	$14.09
$117.84–$198.41	1,727,088	—	1,727,088	6.6	$176.39	793,635	$175.26	794,091	$175.27
$205.96–$298.91	1,410,881	—	1,410,881	7.2	$274.56	600,492	$274.62	600,312	$274.62
$300.97–$399.00	1,835,116	—	1,835,116	7.6	$329.35	717,549	$326.21	717,164	$326.19
$401.78–$499.07	1,483,783	—	1,483,783	8.9	$449.77	200,776	$421.95	200,596	$421.96
$501.50–$568.16	1,748,813	—	1,748,813	9.3	$513.13	2,334	$508.74	2,332	$508.74

$ 0.30–$568.16	11,662,917	540,406	11,122,511	7.4	$261.89	5,167,090	$130.42	3,943,796	$163.99

Options outstanding at September 30, 2007 in the above tables include 540,406 options granted and exercised subsequent to March 21, 2002 that are unvested at September 30, 2007, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44 (EITF 00-23). However, the computations of the weighted-average exercise prices, weighted average remaining life and aggregate intrinsic value for all stock options outstanding in the above table do not take into account these unvested shares. Further, the above tables include 539,927 warrants held by financial institutions that were options purchased from employees under our transferable stock options (TSO) program.

The total grant date fair value of stock options vested (including the related incremental fair value resulting from the adoption of our TSO program – see discussion below) during the nine months ended September 30, 2007 was $441.0 million.

In April 2007, we launched our TSO program. Under the TSO program, certain employees are able to sell vested options granted after our initial public offering under our 2004 Stock Plan to selected financial institutions in an online auction. All employees may participate in the program other than our executive management group and those who reside in countries where, due to local, legal and/or tax implications, it would not be beneficial to employees or the TSO program would be impractical. At the time of sale, the vested option is automatically amended to create a warrant that is exercisable by the financial institution within two years from the date of issuance. All eligible outstanding options were modified in the second quarter of 2007 to allow them to be sold under the TSO program and, as a result, we incurred a modification charge of $62.0 million and $16.0 million in the second and third quarters of 2007 related to vested options and expect to incur an additional charge of approximately $150 million related to unvested options over their remaining vesting periods through the second quarter of 2011. The modification charge is equal to the difference between the values of those modified stock options on the date of modification and their values immediately prior to modification in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Further, to the extent the forfeiture rate is different from what we have anticipated, the modification charge related to the unvested awards will be different from our expectations. The fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option.

During the nine months ended September 30, 2007, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 539,927 at a total value of $143.7 million, or $266.23 per share, and a weighted average premium of $30.63 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At September 30, 2007, the number of shares underlying TSOs held by financial institutions was 539,927 and the number of options eligible for participation under the TSO program was 7,165,702.

As of September 30, 2007, there was $832.6 million of unrecognized compensation cost related to employee outstanding stock options, including the portion of the modification charge related to the adoption of the TSO program expected to be recognized in the future, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.2 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units and restricted shares for the nine months ended September 30, 2007:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2006	1,771,037	$369.54
Granted	697,137	$491.18
Vested	(434,345)	$350.30
Forfeited	(60,965)	$362.64

Unvested at September 30, 2007	1,972,864	$417.62

Expected to vest after September 30, 2007(1)	1,861,003	$417.62

(1)	Restricted stock units and restricted shares expected to vest reflect an estimated forfeiture rate.

As of September 30, 2007, there was $654.4 million of unrecognized compensation cost related to unvested restricted stock units and restricted shares, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.9 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 11. Income Taxes

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

Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. As of September 30, 2007, we had accrued $18.7 million for payment of such interest and penalties. Interest and penalties included in our provision for income taxes were not material in all the periods presented.

Our total unrecognized tax benefits as of January 1, 2007 (the date of adoption) and September 30, 2007 was $243.6 million and $348.5 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $195.7 million and $247.9 million as of January 1, 2007 and September 30, 2007.

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

Note 12. Information about Geographic Areas

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

Revenues by geography are based on the billing addresses of the advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
Revenues:
United States	$1,506,805	$2,027,942	$2,205,809	$4,245,352	$6,192,133
United Kingdom	422,494	599,514	661,016	1,135,314	1,838,889
Rest of the world	760,374	1,244,529	1,364,526	2,018,753	3,736,285

Total revenues	$2,689,673	$3,871,985	$4,231,351	$7,399,419	$11,767,307

	As of December 31, 2006	As of September 30, 2007
		(unaudited)
Long-lived assets:
United States	$5,070,694	$7,078,639
International	362,810	528,250

Total long-lived assets	$5,433,504	$7,606,889

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth and growth rate of our operations, business, revenues, costs and expenses;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	that our operating margin may decrease as we invest in our employees, systems infrastructures and property and equipment;

•	regarding our future stock-based compensation charges including charges related to our TSO program;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	regarding our future fee structure for our Google Checkout product offering;

•	that we will continue to make significant capital expenditure investments;

•	that the growth rate of our costs and expenses may exceed the growth rate of our revenues;

•	that our cost of revenues will increase in dollars and as a percentage of revenues;

•	that traffic acquisition costs may increase as a percentage of revenues;

•	that research and development, sales and marketing and general and administrative expenses will increase in the future;

•	regarding quarterly fluctuations in paid clicks;

•	that we will likely participate in the federal government’s upcoming auction of wireless spectrum;

•	that we will continue to make investments and acquisitions;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding continued investments in international markets;

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top internet destination and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create and organize information that is useful to them.

•	Advertisers. We provide advertisers with several ways to deliver relevant targeted advertising including:

•	Google AdWords, an auction-based advertising program that enables advertisers to deliver relevant ads targeted to search results or web content.

•	Google Audio Ads, an automated online media platform that schedules and places advertising into radio programs.

•	Google Print Ads, a web-based marketplace for placing ads in print media.

•	Google TV Ads, an automated online media platform that schedules and places advertising into TV programs.

•	Google Video Ads, user-initiated click-to-play video ads that run on our web sites and the web sites of our Google Network members.

These advertising programs provide advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with the content they provide.

•

Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs. This includes programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver audio ads on radio broadcasts, print ads for display in newspapers and magazines and ads on television. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with certain content providers under which we distribute or license their video and other content and we may display ads on the pages of our web sites next to or as part of this content. We share most of the fees these ads generate with these content providers.

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

Google AdSense is the program through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members. Our AdSense program includes AdSense for search and AdSense for content. AdSense for search is our service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. When visitors of these web sites search either the web site or the internet using these customizable search boxes, we display relevant ads on the search results pages, targeted to match user search queries. Ads shown through AdSense for search are generally text ads.

AdSense for content is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content), themed units (which are regular text ads with graphic treatments that change seasonally and by geography) and gadget ads (which are customized “mini-sites” that run as ads on AdSense publisher websites).

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

In the third quarter of 2005, we launched our Google Print Ads program through which we distribute our advertisers’ ads for publication in print media. We recognize as revenue the fees charged advertisers when their ads are published in print media. Also, in the first quarter of 2006, we acquired dMarc Broadcasting, Inc. (dMarc), a digital solutions provider for the radio broadcast industry and launched our Google Audio Ads program, which distributes our advertisers’ ads for broadcast in radio programs. We recognize as revenue the fees charged advertisers each time an ad is broadcasted or a listener responds to that ad. We consider the magazines and radio stations that participate in these programs to be members of our Google Network.

Advertising revenues made up 99% of our revenues in the three and nine months ended September 30, 2006 and 2007. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

In the second quarter of 2006, we launched Google Checkout, an online shopping payment processing system for both consumers and merchants. We offer the Google Checkout service to merchants at no charge for sales up to ten times the amount they spend on AdWords advertising per month. We have also announced that we do not plan to charge merchants any fees associated with the use of Google Checkout for 2007. Beginning January 1, 2008, we plan to charge merchants who use Google Checkout to process sales 2% of the transaction amount plus $0.20 per transaction to the extent the dollar value of the total fees to be charged to such merchant in a month exceeds ten times the amount they spend on AdWords advertising in that month. We will recognize as revenue any fees charged merchants on transactions processed through Google Checkout. Further, cash ultimately paid to merchants under Google Checkout promotions, including cash paid to merchants as a result of discounts provided to consumers on certain transactions processed through Google Checkout, is accounted for as an offset to revenues.

In the fourth quarter of 2006, we acquired YouTube, a consumer media company for people to watch and share videos worldwide through the web. We recognize as revenue the fees charged advertisers each time an ad is displayed on the YouTube site.

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

In the third quarter of 2007, we acquired Postini, a provider of electronic communications security, compliance, and productivity software. We recognize as revenue the fees we charge customers for hosting enterprise applications and services ratably over the term of the service arrangement.

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

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we may continue to take steps to improve the relevance of the ads displayed on our web sites. These steps include removing ads that generate low click-through rates or that send users to irrelevant or otherwise low quality sites and terminating Google Network members whose web sites do not meet our quality requirements. These steps could negatively affect our near-term advertising revenues.

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

We are heavily investing in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience substantial growth in our operations as we build our research and development programs, expand our base of users, advertisers and Google Network members and increase our presence in international markets. In addition, we are incurring significant costs and expenses to support our Google Checkout product and promote its adoption by merchants and consumers, as well as promote the distribution of certain other products, including the Google Toolbar. Our headcount growth has required us to make substantial investments in property and equipment. Our full-time employee headcount has significantly increased over the last 12 months, growing from 9,378 at September 30, 2006 to 15,916 at September 30, 2007, and we also employ a significant number of temporary employees. We also expect to continue to make significant capital expenditure investments, including information and technology infrastructure and corporate facilities. In April 2007, we launched our employee transferable stock option (TSO) program. We modified employee options to allow them to participate in this program, and as a result we incurred a charge of $62.0 million and $16.0 million in the second and third quarters of 2007 related to vested options, and we expect to incur an additional charge of approximately $150.0 million related to unvested options over their remaining vesting periods through the second quarter of 2011. In addition, the fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option. As a result of all of the above, the growth rate of our costs and expenses may exceed the growth rate of our revenues.

We expect our cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2007 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and credit card and other transaction fees, including transaction processing fees related to Google Checkout, as well as content acquisition costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization of traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share or other payments.

Our international revenues have grown as a percentage of our total revenues to 48% and 47% in the three and nine months ended September 30, 2007, from 44% and 43% in the three and nine months ended September 30, 2006. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets.

Results of Operations

The following is a more detailed discussion of our financial condition and results of operations for the periods presented.

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	39.0	40.3	39.3	39.8	39.9
Research and development	11.6	13.7	13.0	11.4	12.7
Sales and marketing	7.7	9.2	9.0	8.0	8.8
General and administrative	7.0	8.2	7.6	7.2	7.7

Total costs and expenses	65.3	71.4	68.9	66.4	69.1

Income from operations	34.7	28.6	31.1	33.6	30.9
Interest income and other, net	4.0	3.5	3.6	4.6	3.7

Income before income taxes	38.7	32.1	34.7	38.2	34.6
Provision for income taxes	11.4	8.2	9.5	10.5	9.1

Net income	27.3%	23.9%	25.2%	27.7%	25.5%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
Advertising revenues:
Google web sites	$1,626.0	$2,486.3	$2,734.8	$4,355.7	$7,503.2
Google Network web sites	1,037.0	1,352.1	1,454.7	2,962.0	4,152.1

Total advertising revenues	2,663.0	3,838.4	4,189.5	7,317.7	11,655.3
Licensing and other revenues	26.7	33.6	41.9	81.7	112.0

Revenues	$2,689.7	$3,872.0	$4,231.4	$7,399.4	$11,767.3

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
Advertising revenues:
Google web sites	60%	64%	65%	59%	64%
Google Network web sites	39	35	34	40	35

Total advertising revenues	99	99	99	99	99
Google web sites as % of advertising revenues	61	65	65	60	64
Google Network web sites as % of advertising revenues	39	35	35	40	36
Licensing and other revenues	1%	1%	1%	1%	1%

Growth in our revenues in the three months ended September 30, 2007 compared to the three months ended June 30, 2007 resulted primarily from growth in advertising revenues for Google web sites, and to a lesser extent, Google Network web sites. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from an increase in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to certain monetization improvements, an increase in aggregate traffic both on our web sites and those of our Google Network members, and the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members and distribution partners. Improvements in our ability to monetize this increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. These improvements included, for instance, a change in the background color from blue to yellow for certain ads displayed on our search results pages (a change implemented during the second quarter of 2007), a change to the formula used to determine which ads appear at the top of our search results pages, as well as a change to consider not only a user’s current search query, but also their immediately preceding query, to determine the ads displayed on our search results pages.

Growth in our revenues in the three months ended September 30, 2007 compared to the three months ended September 30, 2006, and growth in our revenues in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, resulted primarily from growth in advertising revenues for Google web sites and Google Network web sites. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic on both our web sites and those of our Google Network members, certain improvements in the monetization of increased traffic on our web sites and our Google Network member sites, the continued global expansion of our products, our advertiser base and our user base, and an increase in the number of Google Network members and distribution partners. Improvements in our ability to monetize this increased traffic primarily relate to enhancing the end-user experience, including providing end-users with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. These improvements also included the improvements discussed above.

Our sequential quarterly revenue growth rate increased from 5.7% for the three months ended June 30, 2007, to 9.3% for the three months ended September 30, 2007.

The sequential quarterly revenue growth rate from Google web sites increased from 8.9% for the three months ended June 30, 2007, to 10.0% for the three months ended September 30, 2007. The sequential quarterly revenue growth rate from our Google Network members’ web sites increased from relatively flat for the three months ended June 30, 2007, to 7.6% for the three months ended September 30, 2007. These increases in the sequential quarterly revenue growth rates are primarily due to the continued global expansion of our products, our advertiser base and our user base as well as improvements in our ability to monetize traffic on our web sites. The sequential quarterly revenue growth from our web sites was greater than that from our Google Network members’ web sites primarily as a result of a greater increase in the total number of paid clicks on our web sites, which was largely due to monetization improvements and higher traffic growth. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Aggregate paid clicks on our web sites and our Google Network members’ web sites increased approximately 5% from the three months ended June 30, 2007 to the three months ended September 30, 2007, and increased approximately 45% from the three months ended September 30, 2006 to the three months ended September 30, 2007. In general, the increase in paid clicks has historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords and the revenue growth rates on our web sites compared to those of our Google Network members. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations.

We believe that the increase in the number of paid clicks and ads displayed through our programs is substantially the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners. Revenues realized through the Google Print Ads Program, Google Audio Ads, Google TV Ads, Google Checkout, YouTube and Postini were not material in any of the periods presented.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below (unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
United States	56%	52%	52%	57%	53%
United Kingdom	16%	15%	16%	15%	16%
Rest of the world	28%	33%	32%	28%	31%

The growth in international revenues in the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006 resulted largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended September 30, 2007, compared to the three months ended June 30, 2007 had a favorable impact on our international revenues, which increased $181.5 million period over period. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $24.2 million or 0.6% lower. The weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three months ended September 30, 2007 compared to the three months ended September 30, 2006 had a favorable impact on our international revenues, which increased $842.7 million period over period. Had foreign exchange rates remained constant in these periods, our revenues would have been approximately $121.0 million or 2.9% lower.

While international revenues in each of the periods presented accounted for less than half of our total revenues, more than half of our user traffic during these periods came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2007 or thereafter. See Note 12 of Notes to Consolidated Financial Statements included as part of this Form 10-Q for additional information about geographic areas.

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

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
Cost of revenues	$1,048.7	$1,560.3	$1,662.6	$2,941.9	$4,693.3
Cost of revenues as a percentage of revenues	39.0%	40.3%	39.3%	39.8%	39.9%

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
Traffic acquisition costs	$825.3	$1,147.9	$1,221.1	$2,333.2	$3,494.1
Traffic acquisition costs as a percentage of advertising revenues	31.0%	29.9%	29.1%	31.9%	30.0%

Cost of revenues increased $102.3 million from the three months ended June 30, 2007 to the three months ended September 30, 2007. There was an increase in traffic acquisition costs of $73.2 million, which includes an increase of $18.4 million in fees related to distribution arrangements. Over this same period there was an increase in data center costs of $15.0 million primarily as a result of the depreciation of additional information technology assets and data center buildings as well as additional personnel required to manage the data centers. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased $613.9 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. Over the same period there was an increase in traffic acquisition costs of $395.8 million primarily resulting from more advertiser fees generated through our AdSense program, and to a lesser extent, an increase of $60.3 million in fees related to distribution arrangements, and an increase in data center costs of $149.1 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in expenses related to acquiring content on our web sites of $21.7 million, an increase in the amortization of developed technology of $18.0 million primarily resulting from acquisitions in the prior periods, and an increase in credit card and other transaction processing fees of $12.0 million resulting from more advertiser fees being generated through AdWords. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, partially offset by our recognition of much higher than average traffic acquisition costs as a percentage of revenues related to several recently launched AdSense arrangements.

Cost of revenues increased $1,751.4 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. There was an increase in traffic acquisition costs of $1,160.9 million primarily resulting from more advertiser fees generated through our AdSense program, and to a much lesser extent, an increase of $151.3 million in fees related to distribution arrangements, and an increase in data center costs of $414.4 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in expenses related to acquiring content on our web sites of $57.7 million, an increase in the amortization of developed technology of $38.1 million primarily resulting from acquisitions in the prior periods, and an increase in credit card and other transaction processing fees of $32.9 million resulting from more advertiser fees being generated through AdWords. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites, partially offset by our recognition of much higher than average traffic acquisition costs as a percentage of revenues related to several recently launched AdSense arrangements.

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
Research and development expenses	$312.6	$532.1	$548.7	$841.8	$1,489.2
Research and development expenses as a percentage of revenues	11.6%	13.7%	13.0%	11.4%	12.7%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $16.6 million from the three months ended June 30, 2007 to the three months ended September 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $22.0 million as a result of a 15% increase in research and development headcount, an increase in depreciation and related expenses of $10.9 million due to our increased capital expenditures, an increase in professional services of $6.3 million and an increase in travel and entertainment expenses of $5.2 million. Theses increases were partially offset by a decrease in stock-based compensation expense of $26.3 million (see discussion below).

Research and development expenses increased $236.1 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $117.4 million as a result of a 60% increase in research and development headcount and an increase in accrued expense related to our annual bonus plan. In addition, there was an increase in stock-based compensation expense of $68.9 million (see discussion below), an increase in professional services of $22.0 million and an increase in depreciation and related expenses of $18.6 million due to our increased capital expenditures.

Research and development expenses increased $647.4 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $316.5 million as a result of a 60% increase in research and development headcount as well as an increase in accrued expense related to our annual bonus plan. In addition, there was an increase in stock-based compensation expense of $203.1 million (see discussion below), an increase in depreciation and related expenses of $47.8 million due to our increased capital expenditures and an increase in professional services of $44.8 million.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services. In addition, we expect greater stock-based compensation expenses as a result of the launch of our employee TSO program (see discussion below).

Sales and Marketing.

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
Sales and marketing expenses	$207.0	$355.6	$380.8	$594.3	$1,039.0
Sales and marketing expenses as a percentage of revenues	7.7%	9.2%	9.0%	8.0%	8.8%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $25.2 million from the three months ended June 30, 2007 to the three months ended September 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $14.8 million mostly as a result of a 13% increase in sales and marketing headcount. In addition, there was an increase in advertising and promotional expense of $6.0 million primarily due to increased marketing activities, and an increase in depreciation related expense of $4.9 million due to our increased capital expenditures. These increases were partially offset by a decrease in stock-based compensation expense of $6.5 million (see discussion below).

Sales and marketing expenses increased $173.8 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $95.6 million mostly as a result of a 66% increase in sales and marketing headcount as well as an increase in accrued expense related to our annual bonus plan, an increase in depreciation and related expenses of $24.3 million due to our increased capital expenditures, an increase in advertising and promotional expense of $16.6 million primarily due to increased marketing activities and an increase in stock-based compensation expense of $15.2 million (see discussion below).

Sales and marketing expenses increased $444.7 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $267.7 million mostly as a result of a 66% increase in sales and marketing headcount as well as an increase in accrued expense related to our annual bonus plan, an increase in depreciation and related expenses of $61.8 million due to our increased capital expenditures and an increase in stock-based compensation expense of $48.7 million (see discussion below).

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to hire additional personnel and increase advertising and promotional expenditures to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel to support our worldwide expansion. In addition, we expect greater stock-based compensation expenses as a result of the launch of our employee TSO program (see discussion below).

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
General and administrative expenses	$190.0	$319.4	$321.4	$532.0	$902.2
General and administrative expenses as a percentage of revenues	7.0%	8.2%	7.6%	7.2%	7.7%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $2.0 million from the three months ended June 30, 2007 to the three months ended September 30, 2007. This increase was primarily due to an increase in professional services of $8.3 million, partially offset by a decrease in stock-based compensation expense of $7.1 million (see discussion below).

General and administrative expenses increased $131.4 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. This increase was primarily due to an increase in labor and facilities related costs of $63.5 million primarily as a result of a 90% increase in headcount. In addition, there was an increase in professional services expense of $30.7 million and an increase in stock-based compensation expense of $12.0 million (see discussion below).

General and administrative expenses increased $370.2 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. This increase was primarily due to an increase in labor- and facilities- related costs of $197.2 million primarily as a result of a 90% increase in headcount. In addition, there was an increase in professional services of $58.7 million and an increase in stock-based compensation expense of $38.6 million (see discussion below).

As we expand our business and incur additional expenses, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2007 and future periods. In addition, we expect greater stock-based compensation expenses as a result of the launch of our employee TSO program (see discussion below).

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
Stock-based compensation	$99.9	$241.5	$198.0	$323.7	$623.3
Stock-based compensation as a percentage of revenues	3.7%	6.2%	4.7%	4.4%	5.3%

In April 2007, we launched our TSO program. Under the TSO program, certain employees are able to sell vested options granted after our initial public offering under our 2004 Stock Plan to selected financial institutions in an online auction. All employees may participate in the program other than our executive management group and those who reside in countries where, due to local, legal and/or tax implications, it would not be beneficial to employees or the TSO program would be impractical. At the time of sale, the vested option is automatically amended to create a warrant that is exercisable by the financial institution within two years from the date of issuance. All eligible outstanding options were modified in the second quarter of 2007 to allow them to be sold under the TSO program, and, as a result, we incurred a modification charge of $62.0 million and $16.0 million in the second and third quarters of 2007 related to vested options, and we expect to incur a charge of approximately $150.0 million related to unvested options over their remaining vesting periods through the second quarter of 2011. The modification charge is equal to the difference between the values of those modified stock options on the date of modification and their values immediately prior to modification in accordance with SFAS No. 123 (revised 2004), Share-Based Payment. Further, to the extent the forfeiture rate is different from what we have anticipated, the modification charge related to the unvested awards will be different from our expectations. The fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option.

Stock-based compensation decreased $43.5 million from the three months ended June 30, 2007 to the three months ended September 30, 2007. This decrease was primarily due to significantly greater modification charges recognized in the three months ended June 30, 2007 than the three months ended September 30, 2007 as a result of the launch of our TSO program.

Stock-based compensation increased $98.1 million from the three months ended September 30, 2006 to the three months ended September 30, 2007. The increase was primarily due to additional stock-based compensation associated with unvested stock awards issued as a result of our acquisition of YouTube in the fourth quarter of 2006 and the modification charge recognized for the launch of our TSO program.

Stock-based compensation increased $299.6 million from the nine months ended September 30, 2006 to the nine months ended September 30, 2007. The increase was primarily due to additional stock-based compensation associated with unvested stock awards issued as a result of our acquisition of YouTube in the fourth quarter of 2006 and the modification charge recognized as a result of the launch of our TSO program.

We expect stock-based compensation to be approximately $800.0 million in 2007 and $1,290.0 million over the remaining life of our outstanding options. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to September 30, 2007 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest Income and Other, Net

Interest income and other of $154.4 million in the three months ended September 30, 2007 primarily consisted of $146.1 million of interest income earned on our cash, cash equivalents and marketable securities balances.

Interest income and other of $422.3 million in the nine months ended September 30, 2007 primarily consisted of $414.6 million of interest income earned on our cash, cash equivalents and marketable securities balances.

Interest income and other of $108.2 million in the three months ended September 30, 2006 primarily consisted of $108.2 million of interest income earned on our cash, cash equivalents and marketable securities balances.

Interest income and other of $336.9 million in the nine months ended September 30, 2006 primarily consisted of $290.3 million of interest income earned on cash, cash equivalents and marketable securities balances. In addition, we recognized a $41.9 million net gain realized on the sale of marketable securities primarily as a result of the sale of our investment in Baidu.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2006	June 30, 2007	September 30, 2007	September 30, 2006	September 30, 2007
	(unaudited)
Provision for income taxes	$306.2	$316.6	$402.3	$779.6	$1,068.7
Effective tax rate	29.5%	25.5%	27.3%	27.6%	26.3%

Our provision for income taxes increased from the three months ended June 30, 2007 to the three months ended September 30, 2007, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period. Our effective tax rate increased from the three months ended June 30, 2007 to the three months ended September 30, 2007, primarily as a result of certain discrete tax benefits and charges recognized in the three months ended June 30, 2007 and September 30, 2007.

Our provision for income taxes increased from the three and nine months ended September 30, 2006 to the three and nine months ended September 30, 2007, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period, partially offset by proportionately more earnings expected to be realized in countries where we have lower statutory tax rates in 2007 compared to 2006 as of September 30, 2007 and 2006.

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

Liquidity and Capital Resources

In summary, our cash flows were (in millions, unaudited):

	Nine Months Ended September 30,
	2006	2007
	(unaudited)
Net cash provided by operating activities	$2,669.7	$4,082.2
Net cash used in investing activities	(6,070.6)	(2,806.2)
Net cash provided by financing activities	2,548.4	257.7

As a result of our initial public offering in August 2004 and our follow-on public stock offerings in September 2005 and April 2006, we raised approximately $7.6 billion of net proceeds. At September 30, 2007, we had $13.1 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits as well as U.S. corporate securities. Note 3 of Notes to Consolidated Financial Statements included as part of this report describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2006 and September 30, 2007, we had unused letters of credit for approximately $17.7 million and $15.5 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, excess tax benefits from stock-based award activity, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2007 was $4,082.2 million and consisted of net income of $2,997.3 million, adjustments for non-cash items of $1,055.3 million and cash provided by working capital and other activities of $29.6 million. Adjustments for non-cash items primarily consisted of $623.3 million of stock-based compensation, $565.8 million of depreciation and amortization expense on property and equipment and $111.9 million of amortization of intangibles and other, partially offset by $238.6 million of excess tax benefits from stock-based award activity. In addition, changes in working capital activities primarily consisted of an increase of $559.4 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $237.3 million in prepaid revenue share, expenses and other assets, partially offset by a net increase in income taxes payable and deferred income taxes of $431.0 million (which includes the same $238.6 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), an increase in accrued expenses and other liabilities of $206.5 million and an increase in accrued revenue share of $136.4 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued.

Cash provided by operating activities in the nine months ended September 30, 2006 was $2,669.7 million and consisted of net income of $2,046.7 million, adjustments for non-cash items of $388.1 million and cash provided by working capital and other activities of $234.9 million. Adjustments for non-cash items primarily consisted of $335.6 million of depreciation and amortization expense on property and equipment and $323.7 million of stock-based compensation, partially offset by $329.1 million of excess tax benefits from stock-based award activity. In addition, changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $528.5 million (which includes the same $329.1 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), partially offset by an increase of $343.4 million in accounts receivable due to the growth in fees billed to our advertisers.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities. In addition, since we have become a public company our cash-based compensation per employee has increased and will likely continue to increase in order to attract and retain employees.

Cash used in investing activities in the nine months ended September 30, 2007 of $2,806.2 million was attributable to capital expenditures of $1,724.6 million, cash consideration used in acquisitions and other investments of $844.4 million, of which $545.7 million related to the acquisition of Postini in the third quarter of 2007, and net purchases of marketable securities of $237.2 million.

Cash used in investing activities in the nine months ended September 30, 2006 of $6,070.6 million was attributable to net purchases of marketable securities of $3,262.4 million primarily driven by the additional cash raised from our follow-on public stock offering in April 2006, cash consideration used in acquisitions and other investments of $1,272.0 million primarily related to our $1.0 billion investment in America Online, Inc. and to a lesser extent, the acquisition of dMarc Broadcasting, Inc. and capital expenditures of $1,536.2 million.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. Through these acquisitions and investments, we acquire engineering teams, technologies and other assets. In April 2007, we entered into an Agreement and Plan of Merger to acquire DoubleClick, a privately held company, for approximately $3.1 billion in cash. We also announced that we would likely participate in the federal government’s upcoming auction of wireless spectrum in the 700 megahertz (MHz) band. The date for submitting applications to the FCC to participate in the auction is December 3, 2007, with a material refundable deposit due several weeks later. This auction is expected to take place in January 2008.

In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. For example, with respect to the acquisition of dMarc, we are obligated to make additional cash payments of up to $1.1 billion if certain performance targets are met through December 31, 2008. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Also, as part of our philanthropic program, we expect to make equity and other investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these investments to be made primarily in cash and to be approximately $175 million over the three years ended December 31, 2008.

Cash provided by financing activities in the nine months ended September 30, 2007 of $257.7 million was primarily due to excess tax benefits of $238.6 million from stock-based award activities during the period which represents a portion of the $412.4 million reduction to income taxes payable that we recorded in the nine months ended September 30, 2007 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards. In addition, we received net proceeds from the issuance of common stock pursuant to stock-based award activity of $19.1 million. As a result of our TSO program, proceeds from the exercise of stock options will be deferred and may be less than we would have received had we not adopted the TSO program. This is because the financial institutions that purchase TSOs will likely not exercise the related warrants until the expiration of the contractual term from the date of purchase (generally, two years), and then only if the market value exceeds the exercise price on the expiration date. Cash provided by financing activities in the nine months ended September 30, 2006 of $2,548.4 million was due primarily to (i) net proceeds of $2,063.8 million raised from the follow-on stock offering , (ii) excess tax benefits of $329.1 million from stock-based award activity during the period, which also represents a portion of the $393.5 million reduction to our income taxes payable related to the exercise, sale or vesting of these stock-based awards and (iii) net proceeds from the issuance of common stock pursuant to stock-based award activity of $155.6 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At September 30, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.75 billion through 2012 compared to $1.17 billion at December 31, 2006.

In addition, upon adoption of FIN 48 on January 1, 2007, we decreased current taxes payable by $219.4 million and increased long-term taxes payable by the same amount as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $187.2 million in the nine months ended September 30, 2007. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 25.5% and 27.3% for the three months ended June 30, 2007 and September 30, 2007. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Traffic Acquisition Costs

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. To the extent we expect revenues generated under such an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater. If our estimate of revenues under such an arrangement is subsequently revised downward, then the amount of traffic acquisition costs we would recognize thereafter would be proportionately greater.

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

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British pound, the euro and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. Effective January 2004, we implemented a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. We also generate revenue in certain countries where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with euros was $1.4 billion at September 30, 2007. The notional principal of forward foreign exchange contracts to purchase euros with British pounds, Japanese yen, Australian dollars and Taiwan dollars was €310.3 million (or approximately $437.9 million) at September 30, 2007. There were no other forward exchange contracts outstanding at September 30, 2007.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $11.6 million and $33.4 million at December 31, 2006 and September 30, 2007. The adverse impact at December 31, 2006 and September 30, 2007 is after consideration of the offsetting effect of approximately $113.6 million and $139.5 million from forward exchange contracts in place for the months of December 2006 and September 2007. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $98.8 million and $104.5 million at December 31, 2006 and September 30, 2007.

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

We face competition from other internet companies, including web search providers, internet access providers, internet advertising companies and destination web sites.

In addition to Microsoft and Yahoo, we face competition from other web search providers, including start-ups as well as developed companies that are enhancing or developing search technologies. We compete with internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted internet advertising. Also, we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. We also provide a number of online products and services, including Google Checkout, YouTube and our communications tools such as Google Docs, that compete directly with new and established companies that offer communication, information and entertainment services integrated into their products or media properties.

We also compete with web sites that provide their own or user-generated content and seek to increase their traffic and provide advertising to their users. These destination web sites may include those operated by internet access providers, such as cable and DSL service providers. Because our users need to access our services through internet access providers, they have direct relationships with these providers. If an access provider or a computer or computing device manufacturer offers online services that compete with ours, the user may find it more convenient to use the services of the access provider or manufacturer. In addition, the access provider or manufacturer may make it hard to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings, or may charge users to access our web sites or the web sites of our Google Network members. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than we are in tailoring services and advertisements to the specific tastes of the user.

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

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ sites compared to revenues generated through ads placed on our own sites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Toolbar. The margin on revenue we generate from our Google Network members is significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Item 1A, Risk Factors, and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources, such as YouTube, Gmail, orkut and Checkout.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions as well as budgeting and buying patterns. For example, in 1999, advertisers spent heavily on internet advertising. This was followed by a lengthy downturn in ad spending on the web. Also, user traffic tends to be seasonal. Our rapid growth has tended to mask the cyclicality and seasonality of our business. As our growth rate has slowed, the cyclicality and seasonality in our business has become more pronounced and caused our operating results to fluctuate.

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

We generated approximately 99% of our revenues in 2006 and the first nine months of 2007 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network, which accounted for 39% of our revenues in 2006 and 35% of our revenues in the nine months ended September 30, 2007. Some of the participants in this network may compete with us in one or more areas. Therefore, they may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. For example, advertising and other fees generated from one Google Network member, AOL, primarily through our AdSense program, accounted for approximately 7% of our revenues in 2006 and 5% of our revenues in the nine months ended September 30, 2007, respectively. In the first half of 2006, we entered into an arrangement with AOL and Time Warner under which we acquired a five percent indirect equity interest in AOL in exchange for $1 billion in cash and expanded our strategic alliance with AOL. If our relationship with AOL or another large Google Network member were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

Our business is subject to a variety of U.S. and foreign laws that could subject us to claims or other remedies based on the nature and content of the information searched, hosted or displayed by our products and services.

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

In addition, compliance with these laws is complex and may impose significant additional costs on us. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Children’s Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In addition, the Protection of Children from Sexual Predators Act of 1998 requires online service providers to report evidence of violations of federal child pornography laws under certain circumstances. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations. Any failure on our part to comply with these regulations may subject us to additional liabilities.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

International revenues accounted for approximately 47% of our total revenues in the first nine months of 2007 and more than half of our user traffic came from outside the U.S. during this period. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

We first derived revenue from our online search business in 1999 and from our advertising services in 2000, and we have only a short operating history with our cost-per-click advertising model, which we launched in 2002 and our cost-per-impression advertising model which we launched in the second quarter of 2005. As a result, we have little operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as a company operating in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

We rely on bandwidth providers, data centers and others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could harm our ability to operate our business and damage our reputation.

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

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission, and under legislation that has been introduced in the U.S. Congress. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At September 30, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.75 billion through 2012 compared to $1.17 billion at December 31, 2006. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

We rely on outside providers for our worldwide billing, collection, payment processing and payroll. If these outside service providers are not able to fulfill their service obligations, our business and operations could be disrupted, and our operating results could be harmed.

Outside providers perform various functions for us, such as worldwide billing, collection, payment processing and payroll. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, partners (e.g., Google Network members) and employees. Although we have implemented service level agreements and have established monitoring controls, if we do not successfully manage our service providers or if the service providers do not perform satisfactorily to agreed upon service levels, our operations could be disrupted resulting in advertiser, partner or employee dissatisfaction. In addition, our business, reputation and operating results could be adversely affected.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2007, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of September 30, 2007, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 86% of our outstanding Class B common stock, representing approximately 66% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. In addition, because of this dual class structure, our founders, directors, executives and employees will continue to be able to control all matters submitted to our stockholders for approval even if they come to own less than 50% of the outstanding shares of our common stock. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended September 30, 2007:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1-31	63	$10.00	—	—
August 1-31	280	10.00	—	—
September 1-30	—	—	—	—

Total	343	$10.00	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

Results of Google’s Transferable Stock Option Program

Under our transferable stock option (TSO) program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three month period ended September 30, 2007:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
July 1 – 31	52,590	$15,059	$1,670	$259.71	$286.35	$31.76
August 1 – 31	133,671	$37,959	$4,183	$260.18	$283.98	$31.29
September 1 – 30	—	—	—	—	—	—

Total	186,261	$53,018	$5,853	$260.05	$284.65	$31.42

(1)	The TSO program is generally active during regular NASDAQ trading hours when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: November 7, 2007	By:	/S/ GEORGE REYES
George Reyes Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.

‡	Furnished herewith.