Form 10-K
period 2007-12-31
Google Inc.
filed 2008-02-15
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the fiscal year ended December 31, 2007

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

Title of Each Class
Class B Common Stock, $0.001 par value
Options to purchase Class A Common Stock

Indicate by check mark if the Registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 29, 2007, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 29, 2007) was approximately $104,596,093,551. Shares of the Registrant’s Class A common stock and Class B common stock held by each executive officer and director and by each entity or person that, to the Registrant’s knowledge, owned 5% or more of the Registrant’s outstanding common stock as of June 29, 2007 have been excluded in that such persons may be deemed to be affiliates of the Registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

At January 31, 2008, there were 236,750,181 shares of the Registrant’s Class A common stock outstanding and 76,628,707 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2007.

Form 10-K

For the Fiscal Year Ended December 31, 2007

INDEX

i

PART I

ITEM 1.	BUSINESS

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top internet destination and our brand one of the most recognized in the world. We maintain the largest, most comprehensive index of web sites and other online content, and we make this information freely available to anyone with an internet connection. Our automated search technology helps people obtain nearly instant access to relevant information from our vast online index.

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

How We Provide Value to Our Users

We serve our users by developing products that let them more quickly and easily find, create, organize and share information. We place a premium on products that matter to many people and have the potential to improve their lives.

Some of the key benefits we offer include:

Comprehensiveness and Relevance. Our search technologies sort through a vast and growing amount of information to deliver relevant and useful search results in response to user queries. This is an area of continual development for us. When we started the company in 1998, our web index contained approximately 30 million documents. We now index billions of web pages and strive to provide the most comprehensive search experience possible. Our team continually improves our relevance algorithms to objectively determine the best answers to our users’ queries and to place these answers at the top of our search results. We are also constantly developing new functionality and enhancing our offerings to allow our users to more easily and quickly find information.

Objectivity. We believe it is very important that the results users get from Google are produced with only their interests in mind. We do not accept payment for search result ranking or inclusion. We do accept fees for advertising, but the advertising is clearly marked and separated and does not influence how we generate our search results. This is similar to a newspaper, where the articles are independent of the advertising. Inclusion and frequent updating in our index are open to all sites free of charge. We believe it is important for users to have access to the best available information, not just the information that someone pays for them to see.

Global Access. We strive to provide our services to everyone in the world. Users from around the world visit our destination sites at Google.com and our international domains, such as Google.ba, Google.dm, Google.nr, Google.co.jp and Google.ca. The Google interface is available in 116 languages. Through Google News, we offer an automated collection of frequently updated news stories in 18 languages tailored to 45 international audiences. We also offer automatic translation of content between various languages and provide localized versions of Google in many developing countries.

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

Multiple Access Platforms. Mobile devices are a fundamental development platform for us. Many people around the world have their first experience of the internet—and Google—on their mobile phones or other mobile devices. We have continued to invest in improving mobile search and have introduced applications that allow users to access search, email, maps, directions and satellite imagery through their mobile devices.

Products and Services for our Users

Our product development philosophy involves rapid and continuous innovation, with frequent releases of early-stage products that we seek to improve with every iteration. We often make products available early in their development stages by posting them on Google Labs, at test locations online or directly on Google.com. If our users find a product useful, we promote it to “beta” status for additional testing. Once we are satisfied that a product is of high quality and utility, we remove the beta label and make it a core Google product. Our main products and services are described below.

Google.com—Search and Personalization

We are focused on building products and services on our web sites that benefit our users and let them find relevant information quickly and easily. These products and services include:

Google Web Search. In addition to providing easy access to billions of web pages, we have integrated special features into Google Web Search to help people find exactly what they are looking for on the web. The Google.com search experience also includes items like:

•	Advanced Search Functionality—enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries or web sites.

•	Web Page Translation—automatically translates web pages published in 12 languages, including Arabic, Chinese, French, German, and Spanish, into English, or vice versa.

•	Integrated Tools—such as a spell checker, a calculator, a dictionary and currency and measurement converters.

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

Google Webmaster Tools. Google Webmaster Tools provides information to webmasters to help them enhance their understanding of how their web sites interact with the Google search engine. Content owners can submit sitemaps and geotargeting information through Google Webmaster Tools to improve search quality.

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

Personalized Homepage and Search. Our Google.com personalized homepage gives our users a way to add the information they care about most to their own version of the Google homepage. Personalized homepages bring together content from across the web and other Google properties, such as Gmail and Google News, in ways that are useful to our users. Personalized Search gives our users better search results based on what they have searched for in the past, making it easier to quickly find the information that is more relevant to them. Users can also view and manage their history of past searches and the results they have clicked on, and create bookmarks with labels and notes.

Google Co-op and Custom Search. Google Co-op extends the power of Google’s search technology by combining our algorithms with the context, knowledge and expertise of individuals. Google Custom Search allows communities of users familiar with particular topics to build customized search engines. These customized search engines allow them to help improve the quality of search results by labeling and annotating relevant web pages or by creating specialized, subscribed links for users to get more detailed information about a particular topic.

Google Video and YouTube. Google Video and YouTube let users find, upload, view and share video content worldwide.

Communication, Collaboration and Communities

Information created by a single user becomes much more valuable when shared and combined with information from other people or places. Therefore our strategy for products we develop in this space is simple: develop tools for our users to create, share and communicate any information generated by the user, thus making the information more useful and manageable. Examples of products we have developed with this strategy in mind include:

Google Docs. Google Docs allows our users to create, view and edit documents, spreadsheets, and presentations from anywhere using a browser. These documents are useful to our users as they are accessible anywhere internet access is available, manageable as they are stored within our servers and automatically backed up, and shareable in that they allow real time editing with co-workers and friends over the internet.

Google Calendar. Google Calendar is a free online shareable calendar service that allows our users to keep track of the important events, appointments and special occasions in their lives and share this information with anyone they choose. In addition, web sites and groups with an online presence can use Google Calendar to create public calendars, which are automatically indexed and searchable on Google. Google Calendar uses open calendar standards so the product co-operates with other calendar applications and devices.

Gmail. Gmail is Google’s free webmail service that comes with built-in Google search technology to allow searching of emails and over 6,300 megabytes of storage, allowing users to keep their important messages, files and pictures. In addition, we have integrated our instant messaging product into Gmail. We serve small text ads that are relevant to the messages in Gmail.

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

Google Reader. Google Reader is a free service that lets users subscribe to feeds and receive updates from multiple web sites in a single interface. Google Reader also allows users to share content with others, and function with many types of media and reading-styles.

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

Downloadable applications

Google Desktop. Google Desktop lets people perform a full-text search on the contents of their own computer, including email, files, instant messenger chats and web browser history. Users can view web pages they have visited even when they are not online. Google Desktop also includes an enhanced, customizable Sidebar that includes modules for weather, stock tickers and news.

Google Pack. Google Pack is a free collection of safe, useful software programs from Google and other companies that improve the user experience online and on the desktop. It includes programs that help users browse the web faster, remove spyware and viruses and organize their photos.

Google Toolbar. Google Toolbar is a free download that adds a Google search box to web browsers (Internet Explorer and Firefox) and improves people’s web experience through features such as a pop-up blocker that blocks pop-up advertising, an autofill feature that completes web forms with information saved on a user’s computer and customizable buttons that let users search their favorite web sites and stay updated on their favorite feeds.

Picasa. Picasa is a free service that allows users to view, manage and share their photos. Picasa enables users to import, organize and edit their photos, and upload them to Picasa Web Albums where the photos can be shared with others on the internet.

Google GEO—Maps, Earth and Local

Google Earth. Google Earth lets users see and explore the world and beyond from their desktop. Users can fly virtually to a specific location and learn about that area through detailed satellite and aerial images, 3D topography, street maps and millions of data points describing the location of businesses, schools, parks and other points of interest around the globe. Google Earth includes Sky, an astronomical imagery library with images of over 100 million stars and 200 million galaxies.

Google Maps. Google Maps helps people navigate map information. Users can look up addresses, search for businesses, and get point-to-point driving directions—all plotted on an interactive street map or on satellite imagery. Google Maps includes 360-degree street-level imagery in several cities. Google Maps provides a comprehensive search experience by combining yellow-pages listings with ratings and reviews and other business information. We display relevant targeted ads for searches done through Google Maps.

Google Sketchup and Sketchup Pro. Google Sketchup is a free tool that enables users to model buildings in 3D, and can be used as a tool for populating Google Earth with architectural content. The Pro version of this tool is sold to professional designers and includes additional features.

Google Checkout

Google Checkout is a service for our users, advertisers and participating merchants that is intended to make online shopping faster, more convenient and more secure by providing a single login for buying online and helping users find convenient and secure places to shop when they search. Google Checkout improves the user search experience by:

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

For merchants, Google Checkout is integrated with AdWords to help advertisers attract more leads, convert more leads to sales and process sales. We believe that Google Checkout’s streamlined checkout process lowers shopping cart abandonment and barriers to purchase, which increases conversion of clicks to sales for participating merchants. On February 1, 2008, we began charging merchants who use Google Checkout 2% of the transaction amount plus $0.20 per transaction to the extent these fees exceed 10 times the amount they spend on AdWords advertising.

Google Mobile

Google Mobile. Google Mobile lets people search and view both the “mobile web,” consisting of pages created specifically for wireless devices, and the entire Google index. Users can also access online information using Google SMS by typing a query to the Google shortcode and checking their email using Gmail Mobile. Google Mobile is available through many wireless and mobile phone services worldwide.

Google Maps for Mobile. Google Maps for Mobile is a free downloadable Java client application that lets users view maps and satellite imagery, find local businesses and get driving directions on mobile devices. Maps for Mobile offers many of the same functions as Google Maps, including draggable maps combined with satellite imagery. In addition, the My Location feature allows users to view their approximate location on the map.

Blogger for Mobile. With Blogger for mobile devices, users can take pictures with their camera phones and then post their pictures and text comments to their blog using MMS or email.

Google Gmail, News and Personalized Home for Mobile. Several of our services, such as Gmail, News and Personalized Home are also available as mobile applications.

GOOG-411. GOOG-411 is a free speech-enabled application allowing users to call 1-800-GOOG-411 to search for businesses by name or category.

Android. Android is an open-source and free mobile software platform which allows developers to create applications for mobile devices. Android is being developed with the Open Handset Alliance, a group of more than 30 technology and mobile companies, with the goal of providing consumers a less expensive and richer mobile experience.

Google Labs

Google Labs is our testbed for our engineers and adventurous Google users. On Google Labs, we post product prototypes and solicit feedback on how the technology could be used or improved. Current Google Labs examples include: Google Code Search, an interface that lets developers search publicly available open-source code, and Google Web Accelerator, a downloadable client application that uses Google’s global computer network to enhance user web experience by enabling faster loading of web pages.

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

In addition, we provide our products and services using our homegrown software and hardware infrastructure, which provides substantial computing resources at low cost. We currently use a combination of off-the-shelf and custom software running on clusters of commodity computers. Our considerable investment in developing this infrastructure has produced several benefits. This infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services, and automates much of the administration of large-scale clusters of computers. Although most of this infrastructure is not directly visible to our users, we believe it is important for providing a high-quality user experience. It enables significant improvements in the relevance of our search and advertising results by allowing us to apply superior search and retrieval algorithms that are computationally intensive. We believe the infrastructure also shortens our product development cycle and lets us pursue innovation more cost effectively.

How We Provide Value to Our Advertisers and Content Owners

Google AdWords

For advertisers seeking to market their products and services to consumers and business users over the internet, we offer Google AdWords, an auction-based advertising program that lets advertisers cost effectively deliver relevant ads targeted to search queries or web content across Google sites and through the Google Network, which is how we refer to the network of third parties that use our advertising programs to deliver relevant ads on their web sites. The Google Network is also increasingly encompassing different forms of online and offline media as well, including content providers who use our advertising programs to deliver ads in print, online video and television and radio broadcasts. AdWords is accessible to advertisers in 41 different interface languages.

Advertisers in our AdWords program create text-based or display ads, bid on the keywords that will trigger the display of their ads and set daily spending budgets. AdWords features an automated, low-cost online signup process that lets advertisers implement ad campaigns that can very quickly go live on Google properties and the Google Network. Ads are ranked for display in AdWords based on a combination of the maximum cost per click (CPC) set by the advertiser and click-through rates and other factors used to determine the relevance of the ads. This favors the ads that are most relevant to users, improving the experience both for the person looking for information and for the advertiser who is generating relevant ads. The AdWords program offers advertisers the following additional benefits:

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

Branding. We also offer Site Targeting, a service that lets advertisers target specific web sites with text, image and Flash ads, so that they can more effectively reach specific sets of customers. In addition to targeting sites by content, advertisers can choose placements on sites based on user demographic attributes. To protect user privacy, we use only third-party opt-in panel data to map the demographics of sites in our networks. Site Targeting is an auction-based system where bidding is based on a maximum cost per impression, and Site-Targeted ads compete with keyword-targeted ads in the same auction.

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

Broader Range of Media. Our experiments with targeted ads in new media also open up new inventory options to AdWords advertisers. With the acquisition of dMarc Broadcasting in February 2006 and YouTube in October 2006, we have broadened the distribution options for our advertisers. In addition, we have been testing ad placements in mobile search. We are also currently placing ads in over 650 newspapers in the U.S. and, among other things, experimenting with ways of further streamlining the process of placing print ads.

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

Global Support. We provide customer service to our advertiser base through our global support organization as well as through over 60 offices in over 20 countries. AdWords is available on a self-service basis with email and real-time chat support. At certain spending levels and through certain signup channels, phone support is also available. Advertisers with more extensive needs and advertising budgets can request strategic support services, which include an account team, to help them set up and manage their campaigns. Depending on geography, we accept bank and wire transfers, direct debit, and local debit cards carrying the Visa and MasterCard logos. We also accept payment through international credit cards. For selected advertisers, we offer several options for credit terms and monthly invoicing. We accept payments in over 40 currencies.

Google AdSense

We are enthusiastic about helping content owners monetize their content, which facilitates the creation of better content to search. If there is better content on the web, people are likely to do more searches, and we expect that will be good for our business and for users. Our Google AdSense program enables web sites that are part of the Google Network to deliver AdWords ads that are relevant to the search results or content on their pages. It also allows offline media companies, such as newspaper and radio stations, to deliver print ads and audio ads to the content they provide. We share most of the revenue generated from ads shown by a member of the Google Network with that member. The key benefits we offer to content owners in the Google Network include:

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

•

Better Storage, Management, Access and Visibility. We have developed new storage, management and access technologies to allow content owners and producers to distribute and, if they wish, monetize more types of online and offline content. We believe that only a small fraction of the world’s information and content is easily and effectively stored and searchable, and that bringing non-traditional, online or offline content into Google’s index will encourage the preservation and continued creation of this content. Google Scholar, Google Book Search, and Google Video enable more print and video content to be made easily accessible (and monetizable) online, while Google Base allows owners and creators to put online even non-traditional forms of structured information.

•

Syndicated Search. We provide our search technology to partners of all sizes, allowing Google search service to be offered through these partners’ properties. For commercial partners, we provide an extensive range of customization options. We also provide free standard Web Search and Site Search to other partners through Google Free.

Our Google AdSense program includes:

Google AdSense for Search. For internet companies that want to target search audiences, we offer Google AdSense for search. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. We offer this service free to these partners. When visitors to these web sites search either the web site or the internet using these customizable search boxes, we display relevant ads (generally text ads) on the search results pages, targeted to match user search queries. These web sites can then generate additional revenue when visitors click on or view these ads. Because we also offer to license our web search technology along with Google AdSense for search, companies without their own search service can offer Google Web Search to improve the usefulness of their web sites for their users while increasing their revenue. We generally charge a fee related to these license agreements. We also offer a more customizable premium offering to web sites with significant traffic.

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

Google AdSense for Domains and Feeds. Google AdSense for domains allows owners of undeveloped domains that receive traffic from users typing generic terms into browsers or search to generate revenue from relevant advertising. AdSense for feeds is a free program that allows publishers to monetize their feeds—user-subscribable content streams containing structured data such as stock and financial information, web log posts, and weather reports—through text ads targeted to the content of the feed. Like AdSense for search or content, Google shares the majority of the advertising revenue from AdSense for domains and AdSense for feeds with the domain owner or feed publisher.

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

Google TV Ads. Google TV Ads is an early-stage product that allows advertisers to use their AdWords account to create TV campaigns. Advertisers can use our online advertising platform to place and monitor the effectiveness of their TV ads, enhancing relevance and accountability as compared to traditional TV advertising.

The Technology Behind Google’s Advertising Programs

Our AdWords and AdSense programs serve millions of relevant, targeted ads each day based on search terms people enter or content they view on the web. The key elements of our advertising technology include:

Google AdWords Auction System. The Google AdWords auction system lets advertisers automatically deliver relevant, targeted advertising. Every search query we process involves the automated execution of an auction, resulting in our advertising system often processing hundreds of millions of auctions per day. To determine whether an ad is relevant to a particular query, this system weighs an advertiser’s willingness to pay for prominence in the ad listings (the cost-per-click or cost-per-impression bid) and interest from users in the ad as measured by the click-through rate and other factors. Our Quality-based Bidding system also assigns minimum bids to advertiser keywords based on the Quality Scores of those keywords—the higher the Quality Score, the lower the minimum bid. The Quality Score is determined by an advertiser’s keyword click-through rate, the relevance of the ad text, historical keyword performance, the quality of the ad’s landing page and other relevancy factors. This prevents advertisers with irrelevant ads from “squatting” in top positions to gain exposure, and rewards more relevant, well-targeted ads that are clicked on frequently. Because we are paid only when users click on ads, the AdWords ranking system aligns our interests with those of our advertisers and our users. The more relevant and useful the ad, the better for our users, for our advertisers and for us.

The AdWords auction system also incorporates the AdWords Discounter, which automatically lowers the amount advertisers actually pay to the minimum needed to maintain their ad position. Consider a situation where there are three advertisers—Pat, Betty and Joe—each bidding on the same keyword for ads that will be displayed on Google.com. These advertisers have ads with equal click-through rates and bid $1.00 per click, $0.60 per click and $0.50 per click, respectively. With our AdWords discounter, Pat would occupy the first ad position and pay only $0.61 per click, Betty would occupy the second ad position and pay only $0.51 per click, and Joe would occupy the third ad position and pay the minimum bid of $0.01 per click. The AdWords discounter saves money for advertisers by minimizing the price they pay per click, while relieving them of the need to constantly monitor and adjust their CPCs. Advertisers can also experience greater discounts through the application of our smart pricing technology, which can reduce the price of clicks for ads served across the Google Network based on the expected value of the click to the advertiser.

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

Google Enterprise

We provide our search technology for use within enterprises through the Google Search Appliance and Google Mini. These search appliances are a software and hardware solution that companies can implement to extend Google’s search performance to their internal or external information. They leverage our search technology to identify the most relevant pages on public web sites and across the corporate network, making it easy for people to find the information they need. We also provide hosted applications for businesses, schools, and nonprofit organizations through Google Apps.

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

Google Apps. Google Apps provides hosted communication and collaboration tools for organizations such as small businesses, enterprises, schools, and groups. Google Apps includes communication features such as Gmail, Google Calendar, and Google Talk and collaboration features such as Google Docs. It is available on an organization’s own domain. Google Apps is available in Standard and Premier Editions, with the Premier Edition providing security and compliance features allowing administrators to implement rules for how messages are handled, as well as search for and recover deleted mail across their domain.

For companies, universities and government agencies, Google also offers the Google Toolbar for Enterprise and Google Desktop for Enterprise. Google Toolbar gives employees a search box in the browser and the ability to create custom search buttons. Google Desktop for Enterprise indexes the contents of a user’s hard drive for easy search and retrieval of documents, email, IM chats and other items. Google Earth’s Enterprise offerings let business users view, modify and export their data in a geographic context. Google Earth Pro, a downloadable application with pricing starting at $400 per user, lets users overlay company-specific data and information in Google Earth. Google Earth Enterprise lets users integrate and host proprietary geographic data or satellite imagery with Google Earth content.

Sales and Support

We have put significant effort into developing our sales and support infrastructure. We have over 60 offices in over 20 countries, the large majority of which include sales people. We deploy specialized sales teams across 11 vertical markets. We bring businesses into our advertising network through both online and direct sales channels. We work to use technology and automation wherever possible to improve the experience for our advertisers and to grow our business cost-effectively. The vast majority of our advertisers use our automated online AdWords program to establish accounts, create ads, target users and launch and manage their advertising campaigns. Our direct advertising sales team focuses on attracting and supporting companies around the world with the largest advertising budgets. Our AdSense program follows a similar model. Most of the web sites in the Google Network sign up for AdSense using an automated online process. Our direct sales force focuses on building AdSense relationships with leading internet companies. Our global support organization concentrates on helping our advertisers and Google Network members get the most out of their relationships with us.

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

We also face competition from other web search providers, including start-ups as well as developed companies that are enhancing or developing search technologies. We compete with internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted internet advertising. We may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. In addition to internet companies, we face competition from companies that offer traditional media advertising opportunities. We also provide a number of online products and services, including Google Checkout, YouTube and our communications tools such as Google Docs, that compete directly with new and established companies that offer communication, information and entertainment services integrated into their products or media properties. We also compete with web sites that provide their own or user-generated content and seek to provide advertising to their users.

We compete to attract and retain relationships with users, advertisers and Google Network members and other content providers in different ways:

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

•

Google Network members and other content providers. We compete to attract and retain content providers (Google Network members, as well as other content providers for whom we distribute or license their content) primarily based on the size and quality of our advertiser base, our ability to help these partners generate revenues from advertising and the terms of the agreements.

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

Google, AdSense, AdWords, Gmail, I’m Feeling Lucky, PageRank, Blogger, orkut, Picasa and Keyhole are registered trademarks in the U.S. Our unregistered trademarks include, Blog*Spot, Writely and YouTube.

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

In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement and other theories based on the nature and content of the materials searched, the ads posted or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking or hosting third-party content that includes materials that infringe copyrights. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from children under 13. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

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

We are also subject to federal, state and foreign laws regarding privacy and protection of user data. We post on our web site our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy-related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, even where we have no local entity, employees or infrastructure.

Culture and Employees

We take great pride in our company culture and embrace it as one of our fundamental strengths. Our culture encourages the iteration of ideas to address complex technical challenges. In addition, we embrace individual thinking and creativity. As an example, we encourage our engineers to devote as much as 20% of their time to work on independent projects. Many of our significant new products have come from these independent projects, including Google News, AdSense for content and orkut.

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

At December 31, 2007, we had 16,805 employees, consisting of 5,788 in research and development, 6,647 in sales and marketing, 2,844 in general and administrative and 1,526 in operations. All of Google’s employees are also equityholders, with significant collective employee ownership. As a result, many employees are highly motivated to make the company more successful.

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

Available Information

Our web site is located at www.google.com, and our investor relations web site is located at http://investor.google.com. The information on or accessible through our web sites is not part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to such reports are available, free of charge, on our investor relations web site as soon as reasonably practicable after we electronically file or furnish such material with the SEC. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

Executive Officers of The Registrant

The names of our executive officers and their ages, titles and biographies as of January 31, 2008 are set forth below:

Name	Age	Position
Eric Schmidt	52	Chairman of the Board of Directors, Chief Executive Officer and Director
Sergey Brin	34	President of Technology and Director
Larry Page	35	President of Products and Director
Omid Kordestani	44	Senior Vice President of Global Sales and Business Development
David C. Drummond	44	Senior Vice President of Corporate Development, Chief Legal Officer and Secretary
George Reyes	53	Senior Vice President and Chief Financial Officer
Jonathan J. Rosenberg	46	Senior Vice President of Product Management
Shona L. Brown	41	Senior Vice President of Business Operations
Alan Eustace	51	Senior Vice President of Engineering and Research

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Eric Schmidt has served as our Chief Executive Officer since July 2001 and served as Chairman of our board of directors from March 2001 to April 2004 and again from April 2007 to the present. In April 2004, Eric was named Chairman of the Executive Committee of our board of directors. Prior to joining us, from April 1997 to November 2001, Eric served as Chairman of the board of Novell, a computer networking company, and, from April 1997 to July 2001, as the Chief Executive Officer of Novell. From 1983 until March 1997, Eric held various positions at Sun Microsystems, a supplier of network computing solutions, including Chief Technology Officer from February 1994 to March 1997 and President of Sun Technology Enterprises from February 1991 until February 1994. Eric is also a director of Apple Inc., an electronic device company. Eric has a Bachelor of Science degree in electrical engineering from Princeton University and a Masters degree and Ph.D. in computer science from the University of California at Berkeley.

Sergey Brin, one of our founders, has served as a member of our board of directors since our inception in September 1998 and as our President of Technology since July 2001. From September 1998 to July 2001, Sergey served as our President. Sergey holds a Masters degree in computer science from Stanford University and a Bachelor of Science degree with high honors in mathematics and computer science from the University of Maryland at College Park.

Larry Page, one of our founders, has served as a member of our board of directors since our inception in September 1998 and as our President of Products since July 2001. Larry served as our Chief Executive Officer from September 1998 to July 2001 and as our Chief Financial Officer from September 1998 to July 2002. Larry holds a Masters degree in computer science from Stanford University and a Bachelor of Science degree in engineering, with a concentration in computer engineering, from the University of Michigan.

Omid Kordestani has served as our Senior Vice President of Global Sales and Business Development, formerly known as Worldwide Sales and Field Operations, since May 1999. Prior to joining us, Omid served as Vice President of Business Development, from 1995 to 1999, at Netscape, an internet software and services company. Prior to Netscape, he held positions in business development, product management and marketing at The 3DO Company, a video game company, Go Corporation, a developer of software for mobile devices, and Hewlett-Packard, a provider of technology products, software and services. Omid holds a Masters of Business Administration degree from Stanford University and a Bachelor of Science degree in electrical engineering from San Jose State University.

David C. Drummond has served as our Senior Vice President of Corporate Development since January 2006 and as Chief Legal Officer since December 2006. Previously, he served as our Vice President of Corporate Development and General Counsel since February 2002. Prior to joining us, from July 1999 to February 2002, David served as Chief Financial Officer of SmartForce, an educational software applications company. Prior to that, David was a partner at the law firm of Wilson Sonsini Goodrich & Rosati. David holds a J.D. from Stanford University and a Bachelor of Arts degree in history from Santa Clara University.

George Reyes has served as our Senior Vice President and Chief Financial Officer since January 2006. Previously, he served as our Vice President and Chief Financial Officer since July 2002. Prior to joining us, George served as Interim Chief Financial Officer for ONI Systems, a provider of optical networking equipment, from February 2002 until June 2002. From April 1999 to September 2001, George served as Vice President and Treasurer of Sun Microsystems, a supplier of networking computing solutions, and as Vice President, Corporate Controller of Sun Microsystems from April 1994 to April 1999. George is also a director of BEA Systems, an application infrastructure software company, Symantec, an information security company, and Flextronics, an electronics design, fabrication, assembly, and test company. George holds a Masters of Business Administration degree from Santa Clara University and a Bachelor of Arts degree in accounting from the University of South Florida. On August 27, 2007, George informed Google of his intention to resign as Chief Financial Officer. The effective date of his retirement has not been determined.

Jonathan J. Rosenberg has served as our Senior Vice President of Product Management since January 2006. Previously, he served as our Vice President of Product Management since February 2002. Prior to joining us, from October 2001 to February 2002, Jonathan served as Vice President of Software for palmOne, a provider of handheld computer and communications solutions. From March 1996 to November 2000, Jonathan held various executive positions at Excite@Home, an internet media company, most recently as its Senior Vice President of Online Products and Services. Jonathan holds a Masters of Business Administration degree from the University of Chicago and a Bachelor of Arts degree with honors in economics from Claremont McKenna College.

Shona L. Brown has served as our Senior Vice President of Business Operations since January 2006. Previously, she served as our Vice President of Business Operations since September 2003. Prior to joining us, from October 1995 to August 2003, Shona was at McKinsey & Company, a management consulting firm, where she had been a partner in the Los Angeles office since December 2000. Shona holds a Ph.D. and Post-Doctorate in industrial engineering and engineering management from Stanford University, a Masters of Arts degree from Oxford University (as a Rhodes Scholar), and a Bachelor of Science degree in computer systems engineering from Carleton University.

Alan Eustace has served as our Senior Vice President of Engineering and Research since January 2006. Previously, he served as our Vice President of Engineering since July 2003. Prior to joining us, from May 2002 to June 2003, Alan was at Hewlett-Packard, a provider of technology products, software and services, where he most recently served as Director of the Western Research Laboratory. Prior to that, Alan worked at Compaq from June 1998 until its acquisition by Hewlett-Packard in May 2002. Prior to that, Alan held various positions at Digital Equipment Corporation until its acquisition by Compaq in June 1998. Alan holds a Bachelor of Science degree, a Masters of Science degree and a Ph.D. in computer science from the University of Central Florida.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We face significant competition from Microsoft and Yahoo.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has developed features that make web search a more integrated part of its Windows operating system and other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Microsoft has more employees and cash resources than we do. Also, both Microsoft and Yahoo have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If Microsoft or Yahoo are successful in providing similar or better web search results or more relevant advertisements, or in leveraging their platforms or products to make their web search or advertising services easier to access, we could experience a significant decline in user traffic or the size of the Google Network. Any such decline could negatively affect our revenues.

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

We also compete with web sites that provide their own or user-generated content and provide advertising to their users. These destination web sites include those operated by internet access providers, such as cable and DSL service providers. Because our users need to access our services through internet access providers, they have direct relationships with these providers. If an access provider or a computer or computing device manufacturer offers online services that compete with ours, the user may find it more convenient to use the services of the access provider or manufacturer. In addition, the access provider or manufacturer may make it hard to access our services by not listing them in the access provider’s or manufacturer’s own menu of offerings, or may charge users to access our web sites or the web sites of our Google Network members. Also, because the access provider gathers information from the user in connection with the establishment of a billing relationship, the access provider may be more effective than we are in tailoring services and advertisements to the specific tastes of the user.

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

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of increasing competition and the inevitable decline in growth rates as our revenues increase to higher levels. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ sites compared to revenues generated through ads placed on our own sites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Toolbar. The margin on revenue we generate from our Google Network members is significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Item 1A and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources, such as YouTube, Gmail, orkut and Google Checkout.

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

We generated approximately 99% of our revenues in 2007 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network, which accounted for 35% of our revenues in 2007. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers, Google Network members, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. If we fail to maintain and enhance the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results and financial condition will be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and continue to provide high-quality products and services, which we may not do successfully.

Acquisitions could result in operating difficulties, dilution and other harmful consequences.

We do not have a great deal of experience acquiring companies, and the companies we have acquired have typically been small. We frequently evaluate and enter into discussions regarding a wide array of potential strategic transactions. Any of these transactions could be material to our financial condition and results of operations. In addition, the process of integrating an acquired company, business or technology may create unforeseen operating difficulties and expenditures and is risky. The areas where we may face risks include:

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

Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Future acquisitions may require us to obtain additional equity or debt financing, which may not be available on favorable terms or at all. Also, the anticipated benefit of many of our acquisitions may not materialize. For example, we have yet to realize significant revenue benefits from our acquisitions of dMarc Broadcasting (Audio Ads), YouTube or Postini.

Our international operations are subject to increased risks which could harm our business, operating results and financial condition.

International revenues accounted for approximately 48% of our total revenues in 2007, and more than half of our user traffic came from outside the U.S. during this period. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors or agents will not violate our policies. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business and our operating results.

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

Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we have grown, the intellectual property rights claims against us have increased. Our products, services and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses. In addition, many of our agreements with members of our Google Network and other partners require us to indemnify these members for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims.

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

We have also had copyright claims filed against us alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search and YouTube, infringe another party’s rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

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

A number of legislative proposals pending before the U.S. Congress, various state legislative bodies and foreign governments concern data protection. In addition, the interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

Our business is subject to a variety of U.S. and foreign laws that could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. The Child Online Protection Act and the Children’s Online Privacy Protection Act restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

Any failure on our part to comply with these laws and regulations may subject us to additional liabilities.

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

We are exposed to the risk of fraudulent clicks and other invalid clicks on our ads from a variety of potential sources. We have regularly refunded fees that our advertisers have paid to us that were later attributed to click fraud and other invalid clicks, and we expect to do so in the future. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on a Google AdWords ad displayed on a web site for a reason other than to view the underlying content. If we are unable to stop these invalid clicks, these refunds may increase. If we find new evidence of past invalid clicks we may issue refunds retroactively of amounts previously paid to our Google Network members. This would negatively affect our profitability, and these invalid clicks could hurt our brand. If invalid clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the invalid clicks will not lead to potential revenue for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which has led to litigation alleging click fraud and could lead to further litigation, as well as to a loss of advertisers and revenues.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO, Eric Schmidt, and our founders, Larry Page and Sergey Brin, are critical to the overall management of Google as well as the development of our technology, our culture and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

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

We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, as we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our equity award grants may not be as effective as in the past. In addition, our other current and future compensation arrangements, which include cash bonuses and our transferable stock option (TSO) program, may not be successful in attracting new employees and retaining and motivating our existing employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

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

More individuals are using non-PC devices to access the internet. If users of these devices do not widely adopt versions of our web search technology developed for these devices, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants (PDAs), smart phones and handheld computers and video game consoles, as well as television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices more difficult. If we are unable to attract and retain a substantial number of alternative device users to our web search services or if we are slow to develop products and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

We rely on bandwidth providers, data centers and others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could damage our reputation and harm our ability to operate our business.

We rely on vendors, including data center and bandwidth providers in providing products and services to our users. Any disruption in the network access or colocation services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases to facilitate aspects of our data center and connectivity operations including internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions or delays in connection with these technologies and information services could harm our relationship with users, adversely affect our brand and expose us to liabilities.

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

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenue and growth.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At December 31, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.75 billion through 2012 compared to $1.17 billion at December 31, 2006. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

We rely on outside providers for our worldwide billing, collection, payment processing and payroll. If these outside service providers are not able to fulfill their service obligations, our business and operations could be disrupted, and our operating results could be harmed.

Outside providers perform various functions for us, such as worldwide billing, collection, payment processing and payroll. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, partners (e.g., Google Network members) and employees. Although we have implemented service level agreements and have established monitoring controls, if we do not successfully manage our service providers or if the service providers do not perform satisfactorily to agreed-upon service levels, our operations could be disrupted resulting in advertiser, partner or employee dissatisfaction. In addition, our business, reputation and operating results could be adversely affected.

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

•

We may be unable to hedge currency risk for some transactions or match the accounting for the hedge with the exposure because of a high level of uncertainty or the inability to reasonably estimate our foreign exchange exposures.

•

We may be unable to acquire foreign exchange hedging instruments in some of the geographic areas where we do business, or, where these derivatives are available, we may not be able to acquire enough of them to fully offset our exposure.

•

We may determine that the cost of acquiring a foreign exchange hedging instrument outweighs the benefit we expect to derive from the derivative, in which case we would not purchase the derivative and be exposed to unfavorable changes in currency exchange rates.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities or by changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2007, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 70% of the voting power of our outstanding capital stock. In particular, as of December 31, 2007, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 88% of our outstanding Class B common stock, representing approximately 67% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

We have received no written comments regarding our periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2007 fiscal year and that remained unresolved.

ITEM 2.	PROPERTIES

We lease approximately 1.5 million square feet of space in our headquarters in Mountain View, California. We also lease additional research and development, sales and support offices in the United States in Ann Arbor, Michigan, Atlanta, Georgia, Austin, Texas, Birmingham, Michigan, Boulder, Colorado, Cambridge, Massachusetts, Chapel Hill, North Carolina, Chicago, Illinois, Coppell, Texas, Dallas, Texas, Denver, Colorado, Herndon, Virginia, Irvine, California, Kirkland, Washington, New York, New York, Overland Park, Kansas, Pittsburgh, Pennsylvania, Reston, Virginia, San Bruno, California, San Francisco, California, Santa Monica, California, Seattle, Washington, Tempe, Arizona and Washington, D.C.

We own land and buildings primarily near our headquarters in Mountain View, California. We own approximately 1.4 million square feet of buildings and approximately 83 acres of developable land to accommodate anticipated future growth.

We maintain leased facilities internationally in Argentina, Austria, Australia, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Egypt, England, Finland, France, Germany, Hungary, India, Ireland, Israel, Italy, Japan, Korea, Mexico, New Zealand, Norway, Poland, Russia, Singapore, Spain, Sweden, Switzerland, Taiwan, Turkey and United Arab Emirates.

We also operate and own data centers in the United States, the European Union and Asia pursuant to various lease agreements and co-location arrangements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period. See the risk factors “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” and “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” in Item 1A of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2007.

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

Fiscal Year 2007 Quarters Ended:	High	Low
March 31, 2007	$513.00	$437.00
June 30, 2007	534.99	452.12
September 30, 2007	571.79	480.46
December 31, 2007	747.24	569.61

Fiscal Year 2006 Quarters Ended:	High	Low
March 31, 2006	$475.11	$331.55
June 30, 2006	450.72	360.57
September 30, 2006	427.89	363.36
December 31, 2006	513.00	398.19

Our Class B common stock is neither listed nor traded.

Holders of Record

As of January 31, 2008, there were approximately 2,776 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $564.30 per share as reported by the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 31, 2008, there were approximately 111 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We currently intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Google under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from August 19, 2004 (the date our Class A common stock commenced trading on the Nasdaq Global Select Market) through December 31, 2007 of the cumulative total return for our Class A common stock, The Nasdaq Composite Index, the RDG Internet Composite Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index, the RDG Internet Composite Index and the S&P 500 Index assume reinvestment of dividends. We have never paid dividends on our Class A common stock and have no present plans to do so.

COMPARISON OF 40 MONTH CUMULATIVE TOTAL RETURN*

Among Google Inc., The S & P 500 Index, The NASDAQ Composite Index

And The RDG Internet Composite Index

*	$100 invested on 8/19/04 in stock or on 7/31/04 in index-including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2008, Standard & Poor’s, adivision of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three-month period ended December 31, 2007:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – 31	—	$—	—	—
November 1 – 30	401	$0.30	—	—
December 1 – 31	—	$—	—	—
Total	401	$0.30	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

Results of Google’s Transferable Stock Option Program

Under our transferable stock option (TSO) program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three-month period ended December 31, 2007:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
October 1 – 31	216,659	$92,586	$5,480	$262.22	$427.33	$25.29
November 1 – 30	167,813	$68,642	$6,982	$330.54	$409.04	$41.61
December 1 – 31	—	—	—	—	—	—

Total (except weighted-average amounts)	384,472	$161,228	$12,462	$292.04	$419.35	$32.41

(1)	The TSO program is generally active during regular NASDAQ trading hours when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statements of income data for the years ended December 31, 2005, 2006 and 2007, and the consolidated balance sheet data at December 31, 2006 and 2007, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2003 and 2004, and the consolidated balance sheet data at December 31, 2003, 2004 and 2005, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$1,465,934	$3,189,223	$6,138,560	$10,604,917	$16,593,986
Costs and expenses:
Cost of revenues	634,411	1,468,967	2,577,088	4,225,027	6,649,085
Research and development	229,605	395,164	599,510	1,228,589	2,119,985
Sales and marketing	164,935	295,749	468,152	849,518	1,461,266
General and administrative	94,519	188,151	386,532	751,787	1,279,250
Contribution to Google Foundation	—	—	90,000	—	—
Non-recurring portion of settlement of disputes with Yahoo	—	201,000	—	—	—

Total costs and expenses	1,123,470	2,549,031	4,121,282	7,054,921	11,509,586

Income from operations	342,464	640,192	2,017,278	3,549,996	5,084,400
Interest income and other, net	4,190	10,042	124,399	461,044	589,580

Income before income taxes	346,654	650,234	2,141,677	4,011,040	5,673,980
Provision for income taxes	241,006	251,115	676,280	933,594	1,470,260

Net income	$105,648	$399,119	$1,465,397	$3,077,446	$4,203,720

Net income per share of Class A and Class B common stock
Basic	$0.77	$2.07	$5.31	$10.21	$13.53

Diluted	$0.41	$1.46	$5.02	$9.94	$13.29

	As of December 31,
	2003	2004	2005	2006	2007
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$334,718	$2,132,297	$8,034,247	$11,243,914	$14,218,613
Total assets	871,458	3,313,351	10,271,813	18,473,351	25,335,806
Total long-term liabilities	33,365	43,927	107,472	128,924	610,525
Redeemable convertible preferred stock warrant	13,871	—	—	—	—
Deferred stock-based compensation	(369,668)	(249,470)	(119,015)	—	—
Total stockholders’ equity	588,770	2,929,056	9,418,957	17,039,840	22,689,679

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth and growth rate of our operations, business, revenues, operating margins, costs and expenses;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	regarding our future stock-based compensation charges including charges related to our TSO program;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	that we may take steps to improve the relevance of the ads we deliver;

•	regarding our actions to reduce the number of accidental clicks;

•	that we will continue to make significant capital expenditure investments;

•	that the growth rate of our costs and expenses may exceed the growth rate of our revenues;

•	that our cost of revenues will increase in dollars and may increase as a percentage of revenues;

•	that traffic acquisition costs may increase as a percentage of revenues;

•	regarding the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	regarding quarterly fluctuations in paid clicks;

•	that we will continue to make investments and acquisitions;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding continued investments in international markets;

•	regarding our expectations about making future donations to the Google Foundation;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report on Form 10-K.

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

•

Google AdWords, an auction-based advertising program that enables advertisers to deliver relevant ads targeted to search results or web content on our web site and our Google Network members’ web sites.

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

These advertising programs provide advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with the search results and content they provide.

•

Google Network Members and Other Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs. These include programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver audio ads on radio broadcasts, print ads for display in newspapers and magazines and ads on television. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with certain other content providers under which we distribute or license their video and other content, and we may display ads next to or as part of this content on the pages of our web sites and our Google Network members’ web sites. We share most of the fees these ads generate with these content providers and our Google Network members, thereby creating an important revenue stream for these partners.

How We Generate Revenue

Advertising revenues made up 99% of our revenues in 2005, 2006 and 2007. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

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

AdSense for content is our service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content), themed units (which are regular text ads with graphic treatments that change seasonally and by geography) and gadget ads (which are customized “mini-sites” that run as ads on AdSense publisher web sites).

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

We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and Google Network members. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our content providers as content acquisition costs under cost of revenues. In some cases, we guarantee our content providers minimum revenue share or other payments.

Our agreements with content providers are typically standard agreements with no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements contain provisions requiring us to pay the content providers for the content we license or share, and the content providers receive most of the advertiser fees generated by ads displayed on our web sites and our Google Network members’ web sites.

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

In the second quarter of 2007, we began delivering Google TV ads to viewers and helping advertisers, operators and programmers buy, schedule, deliver and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on TV in accordance with the terms of the related agreements. We consider the TV providers that participate in this program to be members of our Google Network.

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

•	The number of advertisers and the breadth of items advertised.

•	The total and per click or per impression advertising spending budgets of each advertiser.

•	The amount we ultimately pay our Google Network members and our content providers for traffic and content compared to the amount of revenue we generate.

•	The monetization of (or generation of revenue from) traffic on our web sites and our Google Network members’ web sites.

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

We also generate revenue from the sale and license of our Search Appliance, which includes hardware, software and 12 to 24 months of post-contract support. We recognize as revenue the fee we charge customers ratably over the term of the post-contract support arrangement.

In the second quarter of 2006, we launched Google Checkout, an online shopping payment processing system for both consumers and merchants. We did not charge merchants any fees associated with the use of Google Checkout in 2007. On February 1, 2008, we began charging merchants who use Google Checkout to process sales 2% of the transaction amount plus $0.20 per transaction to the extent these fees exceed 10 times the amount they spend on AdWords advertising. We recognize as revenue any fees charged merchants on transactions processed through Google Checkout. Further, cash ultimately paid to merchants under Google Checkout promotions, including cash paid to merchants as a result of discounts provided to consumers on certain transactions processed through Google Checkout, is accounted for as an offset to revenues.

In the third quarter of 2007, we acquired Postini, a provider of electronic communications security, compliance, and productivity software. We recognize as revenue the fees we charge customers for hosting enterprise applications and services ratably over the terms of the service arrangements.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we may continue to take steps to improve the relevance of the ads displayed on our web sites and our Google Network members’ web sites. These steps include removing ads that generate low click-through rates or that send users to irrelevant or otherwise low quality sites and terminating Google Network members whose web sites do not meet our quality requirements. In addition, we may continue to take steps to reduce the number of accidental clicks. These steps could negatively affect our near-term advertising revenues. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue and paid click growth rates.

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

We are heavily investing in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience substantial growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members and content providers and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In addition, we are incurring significant costs and expenses to support our Google Checkout product and promote its adoption by merchants and consumers, as well as promote the distribution of certain other products, including the Google Toolbar. Our headcount growth has required us to make substantial investments in property and equipment. Our full-time employee headcount has significantly increased over the last 12 months, growing from 10,674 at December 31, 2006 to 16,805 at December 31, 2007, and we also utilize a significant number of temporary employees. We also expect to continue to make significant capital expenditure investments, including information and technology infrastructure and corporate facilities. In April 2007, we launched our employee transferable stock option (TSO) program. We modified employee options to allow them to participate in this program, and as a result we incurred a modification charge of approximately $95 million in 2007 related to vested options, and we expect to incur an additional modification charge of approximately $134 million related to unvested options over their remaining vesting periods through the second quarter of 2011. In addition, the fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option. As a result of all of the above, the growth rate of our costs and expenses may exceed the growth rate of our revenues.

We expect our cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2008 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and credit card and other transaction fees, including transaction processing fees related to Google Checkout, as well as content acquisition costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization of traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments.

Our international revenues have grown as a percentage of our total revenues to 48% in 2007 from 43% in 2006. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Consolidated Statement of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	42.0	39.8	40.1	39.3	40.5
Research and development	9.8	11.6	12.8	13.0	13.1
Sales and marketing	7.6	8.0	8.8	9.0	8.8
General and administrative	6.2	7.1	7.7	7.6	7.8
Contribution to Google Foundation	1.5	—	—	—	—

Total costs and expenses	67.1	66.5	69.4	68.9	70.2

Income from operations	32.9	33.5	30.6	31.1	29.8
Interest income and other, net	2.0	4.3	3.6	3.6	3.5

Income before income taxes	34.9	37.8	34.2	34.7	33.3

Net income	23.9%	29.0%	25.3%	25.2%	25.0%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Advertising Revenues
Google web sites	$3,377.1	$6,332.8	$10,624.7	$2,734.8	$3,121.6
Google Network web sites	2,687.9	4,159.8	5,787.9	1,454.7	1,635.8

Total advertising revenues	6,065.0	10,492.6	16,412.6	4,189.5	4,757.4
Licensing and other revenues	73.6	112.3	181.4	41.9	69.3

Revenues	$6,138.6	$10,604.9	$16,594.0	$4,231.4	$4,826.7

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Advertising Revenues
Google web sites	55%	60%	64%	65%	65%
Google Network web sites	44	39	35	34	34

Total advertising revenues	99	99	99	99	99
Google web sites as % of advertising revenues	56	60	65	65	66
Google Network web sites as % of advertising revenues	44	40	35	35	34
Licensing and other revenues	1%	1%	1%	1%	1%

Growth in our revenues from 2006 to 2007 and from 2005 to 2006, as well as from the three months ended September 30, 2007 to the three months ended December 31, 2007 resulted primarily from growth in advertising revenues for Google web sites and Google Network web sites. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from an increase in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic both on our web sites and those of our Google Network members, certain monetization improvements and the continued global expansion of our products, our advertiser base and our user base. Improvements in our ability to monetize this increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. These improvements included, for instance, enhancements to the accuracy of our quality scoring, which is our measurement of an ad’s quality, a change in the background color from blue to yellow for certain ads displayed on our search results pages, a change to the formula used to determine which ads appear at the top of our search results pages, a change to consider not only a user’s current search query, but also their immediately preceding query, to determine the ads displayed on our search results pages, as well as a change to the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks.

The sequential quarterly revenue growth rate from our web sites increased from 10.0% for the three months ended September 30, 2007, to 14.1% for the three months ended December 31, 2007. This increase is primarily the result of increased traffic, substantially due to seasonality, and to a lesser extent, improvements in our ability to monetize traffic on our web sites, as well as the continued global expansion of our products, our advertiser base and our user base. The sequential quarterly revenue growth rate from our Google Network members’ web sites increased from 7.6% for the three months ended September 30, 2007, to 12.5% for the three months ended December 31, 2007. This increase is primarily the result of increased traffic of certain core partners, substantially due to seasonality, as well as the continued global expansion of our advertiser base and partner network, partially offset by an improvement to AdSense for content text-based ads which reduced the number of accidental clicks (see above). The sequential quarterly revenue growth from our web sites was greater than that from our Google Network members’ web sites primarily as a result of a greater increase in the total number of paid clicks on our web sites, which was largely due to higher traffic growth and monetization improvements. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Aggregate paid clicks on our web sites and our Google Network members’ web sites increased approximately 9% from the three months ended September 30, 2007 to the three months ended December 31, 2007, approximately 43% from the year ended 2006 to the year ended 2007 and approximately 65% from the year ended 2005 to the year ended 2006. In general, the increase in paid clicks has historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords and the revenue growth rates on our web sites compared to those of our Google Network members. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations.

We believe that the increase in the number of paid clicks and ads displayed through our programs is substantially the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners. Revenues realized through the Google Print Ads Program, Google Audio Ads, Google TV Ads, Google Checkout, YouTube, Postini and Search Appliance were not material in any of the periods presented.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
United States	61%	57%	52%	52%	52%
United Kingdom	14%	15%	15%	16%	14%
Rest of the world	25%	28%	33%	32%	34%

The decrease in the United Kingdom revenues as a percentage of total revenues from the three months ended September 30, 2007 to the three months ended December 31, 2007 is primarily a result of seasonal slowdown in certain advertising verticals, such as finance and travel.

The yearly growth in international revenues resulted largely from increased acceptance of our advertising programs and increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the euro and the British pound) in the three and twelve months ended December 31, 2007 compared to the three months ended September 30, 2007 and the twelve months ended December 31, 2006 had a favorable impact on our international revenues, which increased $295.2 million and $3,321.2 million. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $93.6 million and $542.0 million, or 1.9% and 3.3%, lower.

While international revenues in each of the periods presented accounted for less than half of our total revenues, more than half of our user traffic during these periods came from outside the U.S. Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2008 or thereafter. See Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about geographic areas.

Costs and Expenses

Cost of Revenues. Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense arrangements and to certain other partners (our “distribution partners”) who distribute our toolbar and other products (collectively referred to as “access points”) or otherwise direct search queries to our web site (collectively referred to as “distribution arrangements”). These amounts are primarily based on the revenue share arrangements with our Google Network members and distribution partners. Certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. We recognize fees under these arrangements over the estimated useful lives of the access points (two years) to the extent we can reasonably estimate those lives or based on any contractual revenue share, if greater. Otherwise, the fees are expensed as incurred.

In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. To the extent we expect revenues generated under such an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share or on a basis proportionate to forecasted revenues, whichever is greater. Otherwise, we recognize the guaranteed revenue share payments as traffic acquisition costs on a straight-line basis over the term of the related agreements. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements.

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, credit card and other transaction fees related to processing customer transactions as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members. To the extent we are obligated to make guaranteed minimum revenue share or other payments to our content providers, we recognize content acquisition costs equal to the greater of the following three amounts: the contractual revenue share amount, if any, based on the number of times the content is displayed, or on a straight-line basis over the terms of the agreements. The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Cost of revenues	$2,577.1	$4,225.0	$6,649.1	$1,662.6	$1,955.8
Cost of revenues as a percentage of revenues	42.0%	39.8%	40.1%	39.3%	40.5%

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Traffic acquisition costs	$2,114.9	$3,308.8	$4,933.9	$1,221.1	$1,439.8
Traffic acquisition costs as a percentage of advertising revenues	34.9%	31.5%	30.1%	29.1%	30.3%

Cost of revenues increased $293.2 million from the three months ended September 30, 2007 to the three months ended December 31, 2007. There was an increase in traffic acquisition costs of $218.7 million which includes an increase of $20.0 million in fees related to distribution arrangements. Over this same period there was an increase in data center costs of $60.6 million primarily as a result of the depreciation of additional information technology assets and data center buildings as well as additional personnel required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $8.3 million resulting from more advertiser fees generated through AdWords as well as more transaction processing fees related to Google Checkout. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower that the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites. The increase in cost of revenues as a percentage of revenues, as well as traffic acquisition costs as a percentage of advertising revenues, was primarily related to the performance of a few Google Network member web sites for which we are required to make guaranteed payments, including social networking traffic, which is not monetizing as well as expected. This more than offset the increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

Cost of revenues increased $2,424.1 million from 2006 to 2007. This increase was primarily the result of additional traffic acquisition costs, the depreciation of additional information technology assets purchased in the current and prior periods, other additional data center costs and additional credit card and other transaction fees. There was an increase in traffic acquisition costs of $1,625.1 million which includes an increase of $216.7 million in fees related to distribution arrangements. Over this same period there was an increase in data center costs of $565.2 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in expenses related to acquiring content on our web sites of $80.7 million, an increase in the amortization of developed technology of $56.0 million resulting from acquisitions in the current and prior years and an increase in credit card and other transaction processing fees of $44.5 million resulting from more advertiser fees being generated through AdWords as well as transaction processing fees related to Google Checkout in 2007. The increase in cost of revenues as a percentage of revenues was primarily the result of the depreciation of additional information technology assets purchased in the current and prior periods and other additional data center costs as well as the increased expenses related to acquiring content on our web sites, which more than offset the proportionately greater revenues from our web sites compared to our Google Network members’ web sites. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites, partially offset by the factors discussed in the paragraph above.

Cost of revenues increased $1,647.9 million from 2005 to 2006. There was an increase in traffic acquisition costs of $1,193.9 million which includes an increase of $84.1 million in fees expensed related to distribution arrangements. Over this same period there was an increase in data center costs of $307.9 million primarily resulting from the depreciation of additional information technology assets purchased in the current and prior periods as well as additional labor required to manage the data centers. In addition, there was an increase in credit card and other transaction processing fees of $58.4 million resulting from more advertiser fees being generated through AdWords as well as transaction processing fees related to Google Checkout in 2006, an increase in expenses related to acquiring content on our web sites of $23.0 million, an increase in the amortization of developed technology of $21.6 million resulting from acquisitions in the current and prior years as well as an increase in Search Appliance costs of $10.8 million. The decrease in cost of revenues as a percentage of revenues, as well as traffic acquisition costs as a percentage of advertising revenues, was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

We expect cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2008 and in future periods, primarily as a result of increases in traffic acquisition costs, data center costs, credit card and other transaction fees, including transaction processing fees related to Google Checkout, content acquisition costs and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including:

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

Research and Development. The following table presents our research and development expenses, and research and development expenses as a percentage of our revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Research and development expenses	$599.5	$1,228.6	$2,120.0	$548.7	$630.8
Research and development expenses as a percentage of revenues	9.8%	11.6%	12.8%	13.0%	13.1%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $82.1 million from the three months ended September 30, 2007 to the three months ended December 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $74.0 million as a result of a 7% increase in research and development headcount including an increase in stock-based compensation expense of $30.7 million.

Research and development expenses increased $891.4 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $708.0 million as a result of a 57% increase in research and development headcount, including an increase in stock-based compensation expense of $282.3 million. In addition, there was an increase in depreciation and related expenses of $72.3 million due to our increased capital expenditure.

Research and development expenses increased $629.1 million from the year ended December 31, 2005 to the year ended December 31, 2006, primarily due to an increase in labor and facilities related costs of $514.5 million as a result of a 77% increase in research and development headcount, including an increase in stock-

based compensation cost of $172.0 million. In addition, there was an increase in depreciation and related expenses of $53.4 million primarily as a result of increasing dollar amounts of information technology assets purchased during 2005 and 2006, as well as an increase in the amortization of developed technology acquired in 2006 and prior years of $12.4 million.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2008 and future periods because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services. In addition, we expect to recognize greater stock-based compensation on a per option basis as a result of our employee transferable stock option (TSO) program.

Sales and Marketing. The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Sales and marketing expenses	$468.2	$849.5	$1,461.3	$380.8	$422.3
Sales and marketing expenses as a percentage of revenues	7.6%	8.0%	8.8%	9.0%	8.8%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as promotional and advertising expenditures.

Sales and marketing expenses increased $41.5 million from the three months ended September 30, 2007 to the three months ended December 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $43.6 million mostly as a result of an increase in certain bonuses and a 3% increase in sales and marketing headcount, including an increase in stock-based compensation expense of $8.2 million, partially offset by a decrease in advertising and promotional expense of $3.9 million.

Sales and marketing expenses increased $611.8 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $435.7 million mostly as a result of a 52% increase in sales and marketing headcount, including an increase in stock-based compensation expense of $72.2 million, and an increase in depreciation and related expense of $74.2 million due to our increased capital expenditures. In addition, there was an increase in promotional and advertising expense of $37.5 million and an increase in travel and entertainment expense of $28.9 million.

Sales and marketing expenses increased $381.3 million from the year ended December 31, 2005 to the year ended December 31, 2006. This increase was primarily due to an increase in labor and facilities related costs of $240.1 million mostly as a result of an 88% increase in sales and marketing headcount, including an increase in stock-based compensation of $31.0 million, an increase in promotional and advertising expenses of $83.5 million and an increase in depreciation and related expenses of $21.6 million.

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2008 and future periods as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to hire additional personnel and increase advertising and promotional expenditures to increase the level of service we provide to our advertisers and Google Network members. We also plan to add a significant number of international sales personnel to support our worldwide expansion. In addition, we expect greater stock-based compensation expenses on a per option basis as a result of our TSO program.

General and Administrative. The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
General and administrative expenses	$386.5	$751.8	$1,279.3	$321.4	$377.0
General and administrative expenses as a percentage of revenues	6.2%	7.1%	7.7%	7.6%	7.8%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $55.6 million from the three months ended September 30, 2007 to the three months ended December 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $24.9 million primarily as a result of a 6% increase in general and administrative headcount, including an increase in stock-based compensation expense of $6.2 million, an increase in professional services of $15.9 million and an increase in charitable contributions of $7.3 million.

General and administrative expenses increased $527.5 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $306.4 million, primarily as a result of a 72% increase in general and administrative headcount from 2006 to 2007, including an increase in stock-based compensation expense of $51.3 million and an increase in professional services fees of $95.1 million. In addition, there was an increase in bad debt expense of $35.6 million. The additional personnel, professional services and bad debt expenses are primarily the result of the growth of our business.

General and administrative expenses increased $365.3 million from the year ended December 31, 2005 to the year ended December 31, 2006. This increase was primarily due to an increase in labor and facilities related costs of $192.7 million, primarily as a result of a 92% increase in headcount from 2005 to 2006, including an increase in stock-based compensation expense of $42.4 million, an increase in professional services fees of $76.3 million and an increase in depreciation and related costs of $43.4 million. We also recognized $30.0 million in plaintiffs’ attorneys’ expenses related to the settlement of the Lane’s Gift class action lawsuit recognized in 2006. The additional personnel, professional services and depreciation expenses are primarily the result of the growth of our business.

As we expand our business and incur additional expenses, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2008 and future periods. In addition, we expect greater stock-based compensation expenses on a per option basis as a result of our TSO program.

Stock-Based Compensation Expense. The following table presents our stock-based compensation and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Stock-based compensation	$200.7	$458.1	$868.6	$198.0	$245.3
Stock-based compensation as a percentage of revenues	3.3%	4.3%	5.2%	4.7%	5.1%

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). Under APB 25, deferred stock-based compensation for options granted to employees is equal to its intrinsic value, determined as the difference between the exercise prices and the values of the underlying stock on the dates of grant.

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

In the fourth quarter of 2004, we began granting restricted stock units (“RSUs”) to certain employees under our Founders’ Award and other programs (see Note 11 of Notes to Consolidated Financial Statements included as part of this Form 10-K for additional information). Under these programs, the fair values of the underlying stock on the dates of grant are recognized as stock-based compensation over the four year vesting periods on an accelerated basis. In the second quarter of 2005, we began granting RSUs to newly hired employees. These RSUs vest from zero to 37.5 percent of the grant amount at the end of each of the four years from date of hire based on the employee’s performance. We recognized compensation expense for these RSUs under the variable method based on the fair market value of the underlying shares at the end of each quarter within the vesting periods.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R (revised 2004), Share-Based Payments (“SFAS 123R”), using the modified-prospective method. Under this method, we recognize stock-based compensation over the related service periods for any stock-awards issued after December 31, 2005, as well as for all stock awards issued prior to January 1, 2006 for which the requisite service has not been provided as of January 1, 2006 because these awards are unvested. Stock-based compensation is measured based on the fair values of all stock awards on the dates of grant.

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

In April 2007, we launched our TSO program. Under the TSO program, certain employees are able to sell vested options granted after our initial public offering under our 2004 Stock Plan to selected financial institutions in an online auction. All employees may participate in the program other than our executive management group and those who reside in countries where, due to local legal or tax implications, it would not be beneficial to employees or the TSO program would be impractical. At the time of sale, the vested option is automatically amended to create a warrant that is exercisable by the financial institution within two years from the date of issuance. All eligible outstanding options were modified in the second quarter of 2007 to allow them to be sold under the TSO program, and, as a result, we incurred a modification charge of approximately $95 million in 2007 related to vested options as of December 31, 2007, and we expect to incur an additional modification charge of approximately $134 million related to unvested options over their remaining vesting periods through the second quarter of 2011. The modification charge is equal to the difference between the values of those modified stock options on the date of modification and their values immediately prior to modification in accordance with SFAS 123R. Further, to the extent the forfeiture rate is different from what we have anticipated, the modification charge related to the unvested awards will be different from our expectations. The fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option.

Stock-based compensation increased $47.3 million from the three months ended September 30, 2007 to the three months ended December 31, 2007. This increase was primarily due to additional stock awards issued during the fourth quarter of 2007 primarily to existing employees.

Stock-based compensation increased $410.5 million from the year ended December 31, 2006 to the year ended December 31, 2007. The increase was primarily due to additional stock-based compensation associated with unvested stock awards issued as a result of our acquisition of YouTube in the fourth quarter of 2006, the modification charge recognized as a result of the launch of our TSO program in the second quarter of 2007, as well as additional awards granted in 2007 to new and existing employees.

Stock-based compensation increased $257.4 million from the year ended December 31, 2005 to the year ended December 31, 2006. This increase was primarily a result of our adoption of SFAS 123R on January 1, 2006 under which stock-based compensation is recognized using the fair-value-based method as compared to the intrinsic value method under APB 25.

We expect stock-based compensation to be approximately $950 million in 2008 and $1.5 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to December 31, 2007 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different than we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Contribution to Google Foundation

In the three months ended December 31, 2005, we made a non-recourse, non-refundable $90.0 million cash contribution to the Google Foundation, a nonprofit related party of Google. As a result, this contribution was recorded as an expense in the period made. We do not expect to make further donations to the Google Foundation for the foreseeable future. See Note 10 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about the Google Foundation.

Interest Income and Other, Net

Interest income and other of $167.3 million in the three months ended December 31, 2007 was primarily comprised of $144.6 million of interest income earned on our cash, cash equivalents and marketable securities balances. In addition, we recognized $34.2 million of net gains on sales of marketable securities and $13.9 million of net foreign exchange losses.

Interest income and other of $589.6 million in 2007 was primarily the result of $559.2 million of interest income earned on cash, cash equivalents and marketable securities balances. In addition, we recognized $51.2 million of net gains on sales of marketable securities and $16.2 million of net foreign exchange losses.

Interest income and other of $461.0 million in 2006 was primarily the result of $412.1 million of interest income earned on cash, cash equivalents and marketable securities balances. In addition, we recognized $40.2 million of net gains on sales of marketable securities primarily as a result of the sale of our investment in Baidu and $5.3 million of net foreign exchange gains.

Interest income and other of $124.4 million in 2005 was primarily the result of $121.0 million of interest income earned on our cash, cash equivalents and marketable securities balances.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2005	2006	2007	September 30, 2007	December 31, 2007
				(unaudited)
Provision for income taxes	$676.3	$933.6	$1,470.3	$402.3	$401.6
Effective tax rate	31.6%	23.3%	25.9%	27.3%	25.0%

Our provision for income taxes decreased $0.7 million from the three months ended September 30, 2007 to the three months ended December 31, 2007 primarily as a result of certain discrete tax charges and benefits recognized in the three months ended September 30, 2007 and December 31, 2007, partially offset by increases in federal and state income taxes, driven by higher taxable income period over period. Our effective tax rate decreased from the three months ended September 30, 2007 to the three months ended December 31, 2007, primarily as a result of certain discrete tax charges and benefits recognized in the three months ended September 30, 2007 and December 31, 2007.

Our provision for income taxes increased $536.7 million from 2006 to 2007. The increase in our provision for income taxes was primarily due to increases in federal and state income taxes, driven by higher taxable income period over period, partially offset by proportionately more earnings realized in countries where we have lower statutory tax rates in 2007 compared to 2006. Our effective tax rate increased from 2006 to 2007 primarily a result of greater discrete income tax benefits realized in 2006 than in 2007, partially offset by proportionately more earnings realized in countries where we have lower statutory tax rates in 2007 compared to 2006.

Our provision for income taxes increased $257.3 million from 2005 to 2006. The increase in our provision for income taxes was primarily due to increases in federal and state income taxes, driven by higher taxable income period over period, partially offset by the discrete income tax benefit realized in 2006 related to the reduction to certain of our income tax contingency reserves. Our effective tax rate decreased from 2005 to 2006 primarily because proportionately more of our earnings were recognized by our subsidiaries outside of the U.S. compared to in the U.S. in 2006 compared to 2005, and such earnings were taxed at a lower weighted average statutory tax rate than in the U.S.

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

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 2007. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
	(in thousands, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues	$2,253,755	$2,455,991	$2,689,673	$3,205,498	$3,663,971	$3,871,985	$4,231,351	$4,826,679
Costs and expenses:
Cost of revenues	904,119	989,032	1,048,728	1,283,148	1,470,426	1,560,255	1,662,579	1,955,825
Research and development	246,599	282,552	312,632	386,806	408,384	532,106	548,712	630,783
Sales and marketing	190,943	196,397	206,972	255,206	302,552	355,604	380,820	422,291
General and administrative	169,395	172,638	190,010	219,744	261,400	319,405	321,398	377,046

Total costs and expenses	1,511,056	1,640,619	1,758,342	2,144,904	2,442,762	2,767,370	2,913,509	3,385,945

Income from operations	742,699	815,372	931,331	1,060,594	1,221,209	1,104,615	1,317,842	1,440,734
Interest income and other, net	67,919	160,805	108,180	124,139	130,728	137,130	154,428	167,294

Income before income taxes	810,618	976,177	1,039,511	1,184,733	1,351,937	1,241,745	1,472,270	1,608,028
Provision for income taxes (1)	218,327	255,100	306,150	154,017	349,775	316,625	402,281	401,579

Net income	$592,291	$721,077	$733,361	$1,030,716	$1,002,162	$925,120	$1,069,989	$1,206,449

Net income per share of Class A and Class B common stock:
Basic	$2.02	$2.39	$2.42	$3.36	$3.24	$2.98	$3.44	$3.86

Diluted	$1.95	$2.33	$2.36	$3.29	$3.18	$2.93	$3.38	$3.79

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2007 (unaudited).

	Quarter Ended
	Mar 31, 2006	Jun 30, 2006	Sep 30, 2006	Dec 31, 2006	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007
As Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.1	40.3	39.0	40.0	40.1	40.3	39.3	40.5
Research and development	10.9	11.5	11.6	12.1	11.1	13.7	13.0	13.1
Sales and marketing	8.5	8.0	7.7	8.0	8.3	9.2	9.0	8.8
General and administrative	7.5	7.0	7.1	6.8	7.2	8.2	7.6	7.8

Total costs and expenses	67.0	66.8	65.4	66.9	66.7	71.4	68.9	70.2

Income from operations	33.0	33.2	34.6	33.1	33.3	28.6	31.1	29.8
Interest income and other, net	3.0	6.6	4.0	3.9	3.6	3.5	3.6	3.5

Income before income taxes	36.0	39.8	38.6	37.0	36.9	32.1	34.7	33.3

Net income	26.3%	29.4%	27.3%	32.2%	27.4%	23.9%	25.2%	25.0%

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2005	2006	2007
	(in millions)
Net cash provided by operating activities	$2,459.4	$3,580.5	$5,775.4
Net cash used in investing activities	(3,358.2)	(6,899.2)	(3,681.6)
Net cash provided by financing activities	4,370.8	2,966.4	403.1

As a result of our initial public offering in August 2004 and our follow-on public stock offerings in September 2005 and April 2006, we raised approximately $7.5 billion of net proceeds. At December 31, 2007, we had $14.2 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits as well as U.S. corporate securities. Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2007 and December 31, 2006, we had unused letters of credit for approximately $20.4 million and $17.7 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation expense, excess tax benefits from stock-based award activity and deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2007 was $5,775.4 million and consisted of net income of $4,203.7 million, adjustments for non-cash items of $1,253.1 million and cash provided by working capital and other activities of $318.6 million. Adjustments for non-cash items primarily consisted of $868.6 million of stock-based compensation and $807.7 million of depreciation expense on property and equipment, partially offset by $379.2 million of excess tax benefits from stock-based award activity (see discussion below). In addition, changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $744.8 million (which includes the same $379.2 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), an increase in accrued expenses and other liabilities of $418.9 million, an increase in accrued revenue share of $150.3 million, an increase in accounts payable of $70.1 million and an increase in deferred revenue of $70.3 million. The increases in accounts payable and accrued expenses are a direct result of the growth of our business and increases in headcount. These increases to working capital activities were partially offset by an increase of $837.2 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $298.7 million in prepaid revenue shares, expenses and other assets.

Cash provided by operating activities in 2006 was $3,580.5 million and consisted of net income of $3,077.4 million, adjustments for non-cash items of $362.3 million and cash provided by working capital and other activities of $140.8 million. Adjustments for non-cash items primarily consisted of $494.4 million of depreciation expense on property and equipment and $458.1 million of stock-based compensation, partially offset by $581.7 million of excess tax benefits from stock-based award activity (see discussion below). In addition, working capital activities primarily consisted of an increase of $624.0 million in accounts receivable due to the growth in fees billed to our advertisers, partially offset by a net increase in income taxes payable and deferred income taxes of $496.9 million primarily comprised of the same $581.7 million of excess tax benefits from stock-based award activity included under adjustments for non-cash items, an increase of $386.9 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment and other general expenditures, as well as a net increase of $149.9 million in prepaid revenue share, expenses and other assets and accrued revenue share primarily resulted from prepayments associated with AdSense and distribution arrangements.

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

Cash provided by operating activities in 2005 was $2,459.4 million and consisted of net income of $1,465.4 million, adjustments for non-cash and other items of $971.4 million and cash provided by working capital and other activities of $22.6 million. Adjustments for non-cash and other items primarily consisted of $256.8 million of depreciation and amortization expense on property and equipment and $200.7 million of stock-based compensation, $433.7 million of tax benefits from stock-based award activity, which represents a portion of the $552.5 million reduction to income taxes payable that we realized over 2005 related to the exercise, sale or vesting of these awards. Working capital activities primarily consisted of an increase of $372.3 million in accounts receivable due to growth in fees billed to our advertisers, an increase of $247.4 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment, other general expenditures as well as an increase in compensation as a result of the growth in the number of employees, an increase of $93.3 million in accrued revenue share due to the growth in our AdSense programs and the timing of payments made to our Google Network members and a net decrease in income taxes receivable and deferred income taxes of $66.2 million.

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

Cash used in investing activities in 2007 of $3,681.6 million was attributable to capital expenditures of $2,402.8 million, cash consideration used in acquisitions and other investments of $941.2 million, of which $545.7 million related to the acquisition of Postini in the third quarter of 2007, and net purchases of marketable securities of $337.6 million.

Cash used in investing activities in 2006 of $6,899.2 million was attributable to net purchases of marketable securities of $3,574.8 million primarily driven by the additional cash raised from our follow-on public stock offering in April 2006, cash consideration used in acquisitions and other investments of $1,421.6 million primarily related to our $1.0 billion investment in America Online, Inc. and to a lesser extent, the acquisition of dMarc Broadcasting, Inc. and capital expenditures of $1,902.8 million.

Cash used in investing activities in 2005 of $3,358.2 million was attributable to net purchases of marketable securities of $2,418.7 million, capital expenditures of $838.2 million and cash consideration used in acquisitions and other investments of $101.3 million, net of cash acquired. Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure in 2008 and thereafter.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In April 2007, we entered into an Agreement and Plan of Merger to acquire DoubleClick, a privately held company, for approximately $3.1 billion in cash. See Note 7 of Notes to Consolidated Financial Statements included as part of this Form 10-K for additional information on the pending DoubleClick acquisition.

In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of December 31, 2007, our remaining contingent obligations related to these acquisitions was approximately $800 million. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Also, as part of our philanthropic program, we expect to make donations as well as investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these payments to be made primarily in cash and to be approximately $175 million over the three years ending December 31, 2008, with any unallocated amounts to be rolled over into the following year.

Cash provided by financing activities in 2007 of $403.1 million was due primarily to (i) excess tax benefits of $379.2 million from stock-based award activity during the period and (ii) net proceeds from the issuance of common stock pursuant to stock-based award activity of $23.9 million. As a result of our TSO program, proceeds from the exercise of stock options will be deferred and may be less than we would have received had we not adopted the TSO program. This is because the financial institutions that purchase TSOs will likely not exercise the related warrants until the expiration of the contractual term from the date of purchase (generally, two years), and then only if the market value exceeds the exercise price on the expiration date. Cash provided by financing activities in 2006 of $2,966.4 million was due primarily to (i) net proceeds of $2,063.5 million raised from the follow-on stock offering, (ii) excess tax benefits of $581.7 million from stock-based award activity during the period and (iii) net proceeds from the issuance of common stock pursuant to stock-based award activity of $321.1 million. Cash provided by financing activities in 2005 of $4,370.8 million was due primarily to net proceeds from our follow-on stock offering of $4,287.2 million, after consideration of related issuance costs of $66.8 million.

Contractual Obligations as of December 31, 2007

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited, in millions)
Guaranteed minimum revenue share payments	$1,746.4	$671.9	$902.6	$171.9	$—
Operating lease obligations	2,203.7	151.6	328.7	288.7	1,434.7
Purchase obligations	734.0	171.6	229.5	165.2	167.7
Other long-term liabilities reflected on our balance sheet under GAAP	77.6	46.7	7.8	11.1	12.0

Total contractual obligations	$4,761.7	$1,041.8	$1,468.6	$636.9	$1,614.4

The above table does not include contingent consideration that may be paid pursuant to asset purchases or business combinations. It also does not include payments related to toolbar and other product distribution arrangements as those arrangements do not include guaranteed obligations.

Guaranteed Minimum Revenue Share Payments

In connection with our AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum revenue share payments to a small number of our Google Network members over the term of the respective contracts. Under our contracts, these guaranteed payments can vary based on our Google Network members achieving defined performance terms, such as number of advertisements displayed or search queries. In some cases, certain guaranteed amounts will be adjusted downward if our Google Network members do not meet their performance terms and, in some cases, these amounts will be adjusted upward if they exceed their performance terms. The amounts included in the table above assume that the historical upward performance adjustments with respect to each contract will continue, but do not make a similar assumption with respect to downward adjustments. We believe these amounts best represent a reasonable estimate of the future minimum guaranteed payments. Actual guaranteed payments may differ from the estimates presented above. To date, the aggregate advertiser fees generated under these AdSense agreements have exceeded the aggregate guaranteed minimum revenue share payments.

At December 31, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,746.4 million through 2012 compared to $1,165.6 million at December 31, 2006.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land and data centers throughout the world with original lease periods expiring between 2008 and 2051. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table above. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

The above minimum payments at December 31, 2007 under operating lease obligations do not include amounts related to certain non-cancelable service contracts for our data centers. The non-cancelable commitments under these service contracts at December 31, 2007 are included under purchase obligations.

Purchase Obligations

Purchase obligations represent non-cancelable contractual obligations at December 31, 2007. In addition, we had $1,375.8 million of open purchase orders for which we have not received the related services or goods at December 31, 2007. This amount is not included in the above table since we have the right to cancel the purchase orders prior to the date of delivery. The majority of our purchase obligations are related to data center operations and facility build-outs. These non-cancelable contractual obligations and open purchase orders amounts do not include payments we may be obligated to make to vendors upon their attainment of milestones under the related agreements.

Other Long-Term Liabilities

Other long-term liabilities consist of cash obligations, primarily milestone and royalty payments owed in connection with certain acquisitions and licensing agreements.

In addition, upon adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, we decreased current taxes payable by $219.4 million and increased long-term taxes payable by the same amount as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $259.0 million in the year ended December 31, 2007. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

Off-Balance Sheet Entities

At December 31, 2007 and 2006, we did not have interests in any variable interest entities, as defined by the Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, having a significant effect on the financial statements.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, “Accounting for Income Taxes.” The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 31.6%, 23.3% and 25.9% for 2005, 2006 and 2007. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

Traffic Acquisition Costs

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. To the extent we expect revenues generated under such an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater; if our estimate of revenues under such an arrangement is subsequently revised downward, then the amount of traffic acquisition costs we would recognize thereafter would be proportionately greater. Otherwise, we recognize the guaranteed revenue share payments as traffic acquisition costs on a straight-line basis over the term of the related agreements.

Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British pound, the euro, the Canadian dollar and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. Our board of directors approved a foreign exchange hedging program designed to minimize the future potential impact due to changes in foreign currency exchange rates. The program allows for the hedging of transaction exposures. The types of derivatives that can be used under the policy are forward contracts, options and foreign exchange swaps. We also generate revenue in certain countries in Asia where there are limited forward currency exchange markets, thus making these exposures difficult to hedge. We have entered into forward foreign exchange contracts to offset the foreign exchange risk on certain intercompany assets, as well as cash denominated in currencies other than the local currency of the subsidiary. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with euros and Taiwan dollars was $1,498.6 million at December 31, 2007. The notional principal of forward foreign exchange contracts to purchase euros with British pounds, Japanese yen, Australian dollars and Swedish krona was €296.5 million (or approximately $433.4 million) at December 31, 2007. There were no other forward exchange contracts outstanding at December 31, 2007.

Our exposure to foreign currency translation gains and losses arises from the translation of the assets and liabilities of our subsidiaries to U.S. dollars during consolidation. We recognized translation gains of $61.0 million in 2007 primarily as a result of generally strengthening foreign currencies against the U.S. dollar and the net asset position of most of our subsidiaries.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before taxes of approximately $11.6 million and $39.7 million at December 31, 2006 and December 31, 2007. The adverse impact at December 31, 2006 and 2007 is after consideration of the offsetting effect of approximately $113.6 million and $163.7 million from forward exchange contracts in place for the months of December 2006 and December 2007. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $98.8 million and $86.7 million at December 31, 2006 and December 31, 2007.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2006 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006, Google Inc. changed its method of accounting for share-based payments in accordance with the guidance provided in Statement of Financial Accounting Standards No. 123(R), Share-Based Payment. As discussed in Note 13 to the consolidated financial statements, in 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No.109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Google Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited Google Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2006 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007, and our report dated February 14, 2008, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 14, 2008

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31,
	2006	2007
Assets
Current assets:
Cash and cash equivalents	$3,544,671	$6,081,593
Marketable securities	7,699,243	8,137,020
Accounts receivable, net of allowance of $16,914 and $32,887	1,322,340	2,162,521
Deferred income taxes, net	29,713	68,538
Income taxes receivable	—	145,253
Prepaid revenue share, expenses and other assets	443,880	694,213

Total current assets	13,039,847	17,289,138
Prepaid revenue share, expenses and other assets, non-current	114,455	168,530
Deferred income taxes, net, non-current	—	33,219
Non-marketable equity securities	1,031,850	1,059,694
Property and equipment, net	2,395,239	4,039,261
Intangible assets, net	346,841	446,596
Goodwill	1,545,119	2,299,368

Total assets	$18,473,351	$25,335,806

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$211,169	$282,106
Accrued compensation and benefits	351,671	588,390
Accrued expenses and other current liabilities	266,247	465,032
Accrued revenue share	370,364	522,001
Deferred revenue	105,136	178,073

Total current liabilities	1,304,587	2,035,602
Deferred revenue, long-term	20,006	30,249
Deferred income taxes, net	40,421	—
Income taxes payable, long-term	—	478,372
Other long-term liabilities	68,497	101,904
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value per share: 9,000,000 shares authorized; 308,997 (Class A 227,670, Class B 81,327) and par value of $309 (Class A $228, Class B $81) and 312,917 (Class A 236,097, Class B 76,820) and par value of $313 (Class A $236, Class B $77) shares issued and outstanding, excluding 1,296 (Class A 1,045 Class B 251) and 361 (Class A 336, Class B 25) shares subject to repurchase (see Note 11) at December 31, 2006 and 2007	309	313
Additional paid-in capital	11,882,906	13,241,221
Accumulated other comprehensive income	23,311	113,373
Retained earnings	5,133,314	9,334,772

Total stockholders’ equity	17,039,840	22,689,679

Total liabilities and stockholders’ equity	$18,473,351	$25,335,806

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2006	2007
Revenues	$6,138,560	$10,604,917	$16,593,986
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $5,579, $17,629, $22,335)	2,577,088	4,225,027	6,649,085
Research and development (including stock-based compensation expense of $115,532, $287,485, $569,797)	599,510	1,228,589	2,119,985
Sales and marketing (including stock-based compensation expense of $28,411, $59,389, $131,638)	468,152	849,518	1,461,266
General and administrative (including stock-based compensation expense of $51,187, $93,597, $144,876)	386,532	751,787	1,279,250
Contribution to Google Foundation	90,000	—	—

Total costs and expenses	4,121,282	7,054,921	11,509,586

Income from operations	2,017,278	3,549,996	5,084,400
Interest income and other, net	124,399	461,044	589,580

Income before income taxes	2,141,677	4,011,040	5,673,980
Provision for income taxes	676,280	933,594	1,470,260

Net income	$1,465,397	$3,077,446	$4,203,720

Net income per share of Class A and Class B common stock:
Basic	$5.31	$10.21	$13.53

Diluted	$5.02	$9.94	$13.29

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital Amount	Deferred Stock Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2005	266,917	$267	$2,582,352	$(249,470)	$5,436	$590,471	$2,929,056
Issuance of common stock in connection with follow-on public offering and acquisitions, net	14,869	15	4,316,022	(2,036)	—	—	4,314,001
Stock-based award activity	11,241	11	579,418	132,491	—	—	711,920
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments, net of tax effect of $11,404	—	—	—	—	16,580	—	16,580
Foreign currency translation adjustment	—	—	—	—	(17,997)	—	(17,997)
Net income	—	—	—	—	—	1,465,397	1,465,397

Total comprehensive income	—	—	—	—	—	—	1,463,980

Balance at December 31, 2005	293,027	293	7,477,792	(119,015)	4,019	2,055,868	9,418,957
Issuance of common stock in connection with follow-on public offering and acquisitions, net	7,689	8	3,236,778	—	—	—	3,236,786
Stock-based award activity	8,281	8	1,168,336	119,015	—	—	1,287,359
Comprehensive income:
Change in unrealized gain (loss) on available-for-sale investments, net of tax effect of $13,280	—	—	—	—	(19,309)	—	(19,309)
Foreign currency translation adjustment	—	—	—	—	38,601	—	38,601
Net income	—	—	—	—	—	3,077,446	3,077,446

Total comprehensive income	—	—	—	—	—	—	3,096,738

Balance at December 31, 2006	308,997	309	11,882,906	—	23,311	5,133,314	17,039,840
Stock-based award activity	3,920	4	1,358,315	—			1,358,319
Comprehensive income:				—
Change in unrealized gain (loss) on available-for-sale investments, net of tax effect of $19,963	—	—	—	—	29,029	—	29,029
Foreign currency translation adjustment	—	—	—	—	61,033		61,033
Net income	—	—	—	—	—	4,203,720	4,203,720

Total comprehensive income	—	—	—	—	—	—	4,293,782
Adjustment to retained earnings upon adoption of FIN 48	—	—	—	—	—	(2,262)	(2,262)

Balance at December 31, 2007	312,917	$313	$13,241,221	$—	$113,373	$9,334,772	$22,689,679

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2006	2007
Operating activities
Net income	$1,465,397	$3,077,446	$4,203,720
Adjustments:
Depreciation and amortization of property and equipment	256,812	494,430	807,743
Amortization of intangibles and other	37,000	77,509	159,915
Stock-based compensation	200,709	458,100	868,646
Excess tax benefits from stock-based award activity	433,724	(581,732)	(379,206)
Deferred income taxes	21,163	(98,468)	(164,212)
Other, net	22,040	12,474	(39,741)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(372,290)	(624,012)	(837,247)
Income taxes, net	66,237	496,882	744,802
Prepaid revenue share, expenses and other assets	(51,663)	(289,157)	(298,689)
Accounts payable	80,631	95,402	70,135
Accrued expenses and other liabilities	166,764	291,533	418,905
Accrued revenue share	93,347	139,300	150,310
Deferred revenue	39,551	30,801	70,329

Net cash provided by operating activities	2,459,422	3,580,508	5,775,410

Investing activities
Purchases of property and equipment	(838,217)	(1,902,798)	(2,402,840)
Purchase of marketable securities	(12,675,880)	(26,681,891)	(15,997,060)
Maturities and sales of marketable securities	10,257,214	23,107,132	15,659,473
Investments in non-marketable equity securities	—	(1,019,147)	(34,511)
Acquisitions, net of cash acquired and purchases of intangible and other assets	(101,310)	(402,446)	(906,651)

Net cash used in investing activities	(3,358,193)	(6,899,150)	(3,681,589)

Financing activities
Net proceeds from stock-based award activity	85,026	321,117	23,861
Excess tax benefits from stock-based award activity	—	581,732	379,206
Net proceeds from public offerings	4,287,229	2,063,549	—
Payments of principal on capital leases and equipment loans	(1,425)	—	—

Net cash provided by financing activities	4,370,830	2,966,398	403,067

Effect of exchange rate changes on cash and cash equivalents	(21,758)	19,741	40,034

Net increase (decrease) in cash and cash equivalents	3,450,301	(332,503)	2,536,922
Cash and cash equivalents at beginning of year	426,873	3,877,174	3,544,671

Cash and cash equivalents at end of year	$3,877,174	$3,544,671	$6,081,593

Supplemental disclosures of cash flow information
Cash paid for interest	$216	$257	$1,336

Cash paid for taxes	$153,628	$537,702	$882,688

Acquisition related activities:
Issuance of equity in connection with acquisitions, net	$22,407	$1,173,234	$—

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Google Inc. and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of marketable and non-marketable securities, fair values of prepaid revenue share, intangible assets and goodwill, useful lives of intangible assets, property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues:

	Year Ended December 31,
	2005	2006	2007
	(in thousands)
Advertising revenues:
Google web sites	$3,377,060	$6,332,797	$10,624,705
Google Network web sites	2,687,942	4,159,831	5,787,938

Total advertising revenues	6,065,002	10,492,628	16,412,643
Licensing and other revenues	73,558	112,289	181,343

Revenues	$6,138,560	$10,604,917	$16,593,986

In the first quarter of 2000, we introduced our first advertising program through which we offered advertisers the ability to place text-based ads on Google web sites targeted to users’ search queries. Advertisers paid us based on the number of times their ads were displayed on users’ search results pages, and we recognized revenue at the time these ads appeared. In the fourth quarter of 2000, we launched Google AdWords, an online self-service program that enables advertisers to place text-based ads on Google web sites. Ad Words is also available through our direct sales force. AdWords advertisers originally paid us based on the number of times their ads appeared on users’ search results pages. In the first quarter of 2002, we began offering AdWords on a cost-per-click basis, so that an advertiser pays us only when a user clicks on one of its ads. From January 1, 2004, until the end of the first quarter of 2005, the AdWords cost-per-click pricing structure was the only structure

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

available to our advertisers. However, during the second quarter of 2005, we launched an AdWords program that enables advertisers to pay us based on the number of times their ads appear on Google Network member sites specified by the advertiser.

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues realized through the Google Print Ads Program, Google Audio Ads, Google TV Ads, Google Checkout, YouTube and Postini were not material in any of the years presented.

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

In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries, advertisements displayed. To the extent we expect revenues generated under such an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater. Otherwise, we recognize the guaranteed revenue share payments as traffic acquisition costs on a straight-line basis over the term of the related agreements. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements. Traffic acquisition costs were $2,114.9 million, $3,308.8 million and $4,933.9 million in 2005, 2006 and 2007.

Prepaid revenue share and distribution fees are included in prepaid revenue share, expenses and other assets on the accompanying Consolidated Balance Sheets.

In addition, cost of revenues includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, as well as credit card and other transaction fees related to processing customer transactions including Google Checkout transactions, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members. To the extent we are obligated to make guaranteed minimum revenue share or other payments to our content providers, we recognize content acquisition costs equal to the greater of the following three amounts: the contractual revenue share amount, if any, based on the number of times the content is displayed, or on a straight-line basis over the terms of the agreements.

Stock-based Compensation

Prior to January 1, 2006, we accounted for employee stock-based compensation using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”). Effective January 1, 2006, we adopted SFAS No. 123R, Share-Based Payment (“SFAS 123R”) using the modified prospective approach and accordingly prior periods have not been restated to reflect the impact of SFAS 123R.

We have elected to use the Black-Scholes-Merton (“BSM”) pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123. Restricted Stock Units (“RSUs”) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the dates of vest net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be less than the actual number of RSUs outstanding. Furthermore, in accordance with SFAS 123R, the liability for withholding amounts to be paid by us will be recorded as a reduction to additional paid-in capital when paid.

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

In compliance with SFAS 123R, we included as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for the options exercised and RSUs vested during the years ended December 31, 2006 and 2007, whereas the excess tax benefits previously generated in 2005 under the then applicable accounting rules, are reported as a cash flow from operating activities. Total cash flow remains unchanged from what would have been reported under prior accounting rules. During the year ended December 31, 2007, the amount of cash received from exercise of stock options was $137.2 million and the total direct tax benefit realized, including the excess tax benefit, from stock based award activity was $463.2 million. We have elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the income statement.

We account for stock awards issued to non-employees other than members of our board of directors in accordance with the provisions of SFAS 123R and EITF Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”). Under SFAS 123R and EITF 96-18, we use the BSM method to measure the value of options granted to non-employees at each vesting date to determine the appropriate charge to stock-based compensation.

In the years ended December 31, 2006 and 2007, we recognized stock-based compensation and related tax benefits of $458.1 million and $108.9 million, and $868.6 million and $143.0 million respectively.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS 123R, we accounted for our employee stock-based compensation using the intrinsic value method prescribed by APB 25. We applied below the disclosure provisions of SFAS 123, as amended by SFAS No. 148, as if the fair value method had been applied. If this method had been used, our net income and net income per share for the years ended December 31, 2005 would have been adjusted to the pro forma amounts below (in thousands, except per share amounts):

Year Ended December 31, 2005

Net income, as reported	$1,465,397
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	117,924
Deduct: Total stock-based employee compensation expense under the fair value based method for all awards, net of related tax effects	(220,525)

Net income, pro forma	$1,362,796

Net income per share:
As reported for prior period—basic	$5.31
Pro forma—basic	$4.94
As reported for prior period—diluted	$5.02
Pro forma—diluted	$4.67

For purposes of the above pro forma calculation, the value of each option granted through December 31, 2005 was estimated on the date of grant using the BSM pricing model with the following weighted-average assumptions.

Year Ended December 31, 2005
Risk-free interest rate	3.86%
Expected volatility	36%
Expected life (in years)	3.1
Dividend yield	—
Weighted-average estimated fair value of options granted during the year	$78.58

Stock Options Exercised Prior to Vesting

Options granted under plans other than the 2004 Stock Plan may be exercised prior to vesting. Upon the exercise of an option prior to vesting, the exercising optionee is required to enter into a restricted stock purchase agreement with us, which provides that we have a right to repurchase the shares purchased upon exercise of the option at the original exercise price; provided, however, that our right to repurchase these shares will lapse in accordance with the vesting schedule included in the optionee’s option agreement. In accordance with EITF 00-23, Issues Related to Accounting for Stock Compensation under APB Opinion No. 25 and FASB Interpretation No. 44 (“EITF 00-23”), stock options granted or modified after March 21, 2002, which are subsequently exercised for cash prior to vesting are treated differently from prior grants and related exercises. The consideration received for an exercise of an option granted after the effective date of this guidance is considered to be a deposit of the exercise price and the related dollar amount is recorded as a liability. The shares and liability are only reclassified into equity on a ratable basis as the award vests. We have applied this guidance and recorded a liability on the Consolidated Balance Sheets relating to 1,296,155 and 360,679 of options granted subsequent to March 21, 2002 that were exercised and are unvested at December 31, 2006 and 2007. Furthermore, these shares are not presented as outstanding on the accompanying Consolidated Statements of

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stockholders’ Equity and Consolidated Balance Sheets. Instead, these shares are disclosed as outstanding options in Note 11 to these financial statements.

Certain Risks and Concentrations

Our revenues are principally derived from online advertising, the market for which is highly competitive and rapidly changing. Significant changes in this industry or changes in customer buying behavior could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities and accounts receivable. Cash equivalents and marketable securities consist primarily of money market funds and highly liquid debt instruments of municipalities in the U.S. and the U.S. government and its agencies. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the U.S. In 2005, 2006 and 2007, we generated approximately 61%, 57% and 52% of our revenues from customers based in the U.S. with the majority of customers outside of the U.S. located in Europe and Japan. Many of our Google Network members are in the internet industry. We perform ongoing evaluations to determine customer credit and limit the amount of credit extended, but generally no collateral is required. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.

No advertiser or Google Network member generated greater than 10% of revenues in 2005, 2006 and 2007.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities.

Cash and Cash Equivalents and Marketable Securities

We invest our excess cash primarily in money market funds and in highly liquid debt instruments of U.S. municipalities, and the U.S. government and its agencies. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. We may or may not hold securities with stated maturities greater than 12 months until maturity. In response to changes in the availability of and the yield on alternative investments as well as liquidity requirements, we occasionally sell these securities prior to their stated maturities. As these securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, securities with maturities beyond 12 months (such as our auction rate securities) are classified as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net, in accordance with our policy and FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments. Any realized gains or

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our tests are based on our single operating segment and reporting unit structure. We found no material impairment in any of the years presented.

SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. We are currently amortizing our acquired intangible assets with definite lives over periods ranging primarily from one to seven years.

Income Taxes

We recognize income taxes under the liability method. Deferred income taxes are recognized for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $18.0 million of net translation losses, and $38.6 million and $61.0 million of net translation gains in 2005, 2006 and 2007, respectively. Net gains and losses resulting from foreign exchange transactions are recorded as interest income and other, net. These gains and losses are net of those realized on forward foreign exchange contracts. We recorded $6.3 million and $5.3 million of net gains, and $16.2 million of net losses in 2005, 2006 and 2007 from assets and liabilities denominated in a currency other than the local currency.

Derivative Financial Instruments

We enter into forward foreign exchange contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. This program is not designed for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. These forward exchange contracts are not accounted for as hedges and, therefore, changes in the fair value of these instruments are recorded as interest income and other, net. Neither the cost nor the fair value of these forward foreign exchange contracts was material at December 31, 2007. The notional principal of forward foreign exchange contracts to purchase U.S. dollars with foreign currencies was $735.7 million and $1,498.6 million at December 31, 2006 and December 31, 2007. The notional principal of forward foreign exchange contracts to purchase euros with British pounds, Japanese yen, Australian dollars and Swedish Krona was €296.5 million (or approximately $433.4 million) at December 31, 2007. There were no other forward foreign exchange contracts outstanding at December 31, 2006 or December 31, 2007.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Legal Costs

Legal costs are expensed as incurred.

Advertising and Promotional Expenses

We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2005, 2006 and 2007 promotional and advertising expenses totaled approximately $104.3 million, $188.4 million and $236.7 million.

Effect of Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on December 14, 2007, the FASB issued proposed FSP FAS 157-b which would delay the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This proposed FSP partially defers the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. Effective for 2008, we will adopt SFAS 157 except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in proposed FSP FAS 157-b. The partial adoption of SFAS 157 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities- including an Amendment of FASB Statement No. 115 (“SFAS 159”), which allows an entity to choose to measure certain financial instruments and liabilities at fair value. Subsequent measurements for the financial instruments and liabilities an entity elects to fair value will be recognized in earnings. SFAS 159 also establishes additional disclosure requirements. SFAS 159 is effective for us beginning January 1, 2008. We are currently evaluating the potential impact of the adoption of SFAS 159 on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2005		2006		2007
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$858,184	$607,213	$2,197,851	$879,595	$3,131,292	$1,072,428

Denominator:
Weighted average common shares outstanding	165,513	117,109	216,589	86,681	232,131	79,421
Less: Weighted average unvested common shares subject to repurchase or cancellation	(3,970)	(2,808)	(1,333)	(534)	(616)	(130)

Number of shares used in per share computations	161,543	114,301	215,256	86,147	231,515	79,291

Basic net income per share	$5.31	$5.31	$10.21	$10.21	$13.53	$13.53

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$858,184	$607,213	$2,197,851	$879,595	$3,131,292	$1,072,428
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	607,213	—	879,595	—	1,072,428	—
Reallocation of undistributed earnings to Class B shares	—	(1,823)	—	(3,134)	—	(7,732)

Allocation of undistributed earnings	$1,465,397	$605,390	$3,077,446	$876,461	$4,203,720	$1,064,696

Denominator:
Number of shares used in basic computation	161,543	114,301	215,256	86,147	231,515	79,291
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	114,301	—	86,147	—	79,291	—
Unvested common shares subject to repurchase or cancellation	6,778	2,808	1,867	534	746	130
Employee stock options	8,899	3,471	5,916	1,479	3,690	667
Restricted shares and restricted stock units	353	—	362	—	968	—

Number of shares used in per share computations	291,874	120,580	309,548	88,160	316,210	80,088

Diluted net income per share	$5.02	$5.02	$9.94	$9.94	$13.29	$13.29

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3.	Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31,
	2006	2007
Cash and cash equivalents:
Cash	$1,579,702	$2,869,528
Cash equivalents:
U.S. government agencies	323,900	110,272
Time deposits	—	500,000
Municipal securities	216,529	232,278
Money market mutual funds	1,424,540	2,369,515

Total cash and cash equivalents	3,544,671	6,081,593

Marketable securities:
U.S. government notes	2,697,880	475,781
U.S. government agencies	2,839,430	2,120,972
Municipal securities	1,622,570	4,991,564
Time deposits	500,000	500,000
Auction rate preferred securities	39,363	48,703

Total marketable securities	7,699,243	8,137,020

Total cash, cash equivalents and marketable securities	$11,243,914	$14,218,613

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2006
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$2,704,753	$1,201	$(8,074)	$2,697,880
U.S. government agencies	2,838,759	4,081	(3,410)	2,839,430
Municipal securities	1,627,428	197	(5,055)	1,622,570
Time deposits	500,000	—	—	500,000
Auction rate preferred securities	39,363	—	—	39,363

Total marketable securities	$7,710,303	$5,479	$(16,539)	$7,699,243

	As of December 31, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$472,040	$3,745	$(4)	$475,781
U.S. government agencies	2,102,710	18,306	(44)	2,120,972
Municipal securities	4,975,587	16,308	(331)	4,991,564
Time deposits	500,000	—	—	500,000
Auction rate preferred securities	48,703	—	—	48,703

Total marketable securities	$8,099,040	$38,359	$(379)	$8,137,020

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Bank time deposits were held by institutions outside the U.S. in 2006 and 2007.

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2006 and 2007. We did not experience any significant realized gains or losses on our investments in 2005. We recognized a net realized gain of $40.2 million on the sale of marketable securities in 2006 primarily as a result of realized gain of $54.9 million on the sale of one of our equity investments. In 2007, we recognized gross realized gains and losses of $81.7 million and $30.5 million on our marketable securities. There were no other-than-temporary impairments to our marketable securities in 2005, 2006 and 2007. Realized gains and losses are included in interest income and other, net in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

As of December 31, 2007
Due within 1 year	$1,964,325
Due within 1 year through 5 years	3,359,472
Due within 5 years through 10 years	310,332
Due after 10 years	2,454,188

Total marketable debt securities	$8,088,317

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2006 and 2007, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2006
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$893,264	$(3,339)	$1,138,237	$(4,735)	$2,031,501	$(8,074)
U.S. government agencies	1,620,106	(2,603)	193,178	(807)	1,813,284	(3,410)
Municipal securities	676,089	(1,473)	248,953	(3,582)	925,042	(5,055)

Total	$3,189,459	$(7,415)	$1,580,368	$(9,124)	$4,769,827	$(16,539)

	As of December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$30,525	$(4)	$—	$—	$30,525	$(4)
U.S. government agencies	98,682	(41)	19,993	(3)	118,675	(44)
Municipal securities	270,708	(227)	54,832	(104)	325,540	(331)

Total	$399,915	$(272)	$74,825	$(107)	$474,740	$(379)

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4.	Non-Marketable Equity Securities

In April 2006, we completed our $1.0 billion cash purchase of a five percent equity interest in a wholly-owned subsidiary of Time Warner, Inc. that owns all of the outstanding interests of America Online (“AOL”). Our investment in this non-marketable equity security is accounted for at historical cost (see Note 1). In March 2006, we entered into certain commercial arrangements with AOL. We believe that the terms of the investment and commercial agreements are at fair value, and as a result, they are accounted for in accordance with their contractual terms.

Further, we are obligated over a five year term to make up to $100 million of co-marketing payments (but not to exceed $20 million per year plus any amounts not spent in prior years) and issue up to $300 million of AdWords credits (but not to exceed $60 million per year plus any credits not redeemed in prior years). Co-marketing costs are expensed as incurred, and AdWords credits are accounted for as a reduction to revenues in the periods they are redeemed. At December 31, 2007, our remaining co-marketing and AdWords credits commitments were $79 million and $193 million, respectively.

We did not experience any material impairment charges on our non-marketable equity securities in the years presented.

Note 5.	Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Year Ended December 31,
	2005	2006	2007
Interest income	$121,038	$412,063	$559,205
Interest expense	(776)	(257)	(1,203)
Other	4,137	49,238	31,578

Interest income and other, net	$124,399	$461,044	$589,580

Note 6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2006	2007
Information technology assets	$1,778,028	$2,734,916
Construction in process	850,164	1,364,651
Land and buildings	352,112	951,334
Leasehold improvements	273,262	416,884
Furniture and fixtures	36,028	52,127

Total	3,289,594	5,519,912
Less accumulated depreciation and amortization	894,355	1,480,651

Property and equipment, net	$2,395,239	$4,039,261

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 7.	Acquisitions

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

Supplemental information on an unaudited pro forma basis, as if the Postini acquisition had been consummated at the beginning of each of the periods presented, is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2005	2006	2007
	(unaudited)
Revenues	$6,180.5	$10,663.1	$16,651.1
Net income	$1,423.0	$3,032.0	$4,165.5
Net income per share of Class A and Class B common stock—diluted	$4.88	$9.79	$13.17

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

During the year ended December 31, 2007, we also completed seventeen other acquisitions. Three of these transactions were accounted for as asset purchases in accordance with EITF Issue No. 98-3, Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business, as the acquired companies were considered to be development stage enterprises. The remaining fourteen transactions were accounted for as business combinations. The total initial purchase price for these transactions was $281.6 million and was paid or

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will be paid in cash. In addition, we are obligated to make additional cash payments of up to $72.4 million if certain performance targets are met through 2010. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. A portion of these contingent payments will be accounted for as goodwill, and the remaining amounts will be expensed, when and if earned.

In addition, during the year ended December 31, 2007, we capitalized intangible assets of $5.2 million, paid in cash, related to patent purchases.

The following table summarizes the allocation of the purchase price for all of the above acquisitions, excluding Postini (in thousands):

Goodwill	$201,067
Patents and developed technology	81,275
Customer relationships	13,230
Tradenames and other	6,200
Net assets acquired	6,181
Deferred tax liabilities	(25,947)
Purchased in-process research and development	4,790

Total	$286,796

Goodwill expected to be deductible for tax purposes is $5.1 million.

Patents and developed technology, customer relationships, and tradenames and other intangible assets have a weighted-average useful life of 3.7 years, 3.8 years and 3.3 years from the date of acquisition. The amount expected to be deductible for tax purposes is $7.6 million.

Purchased in-process research and development was expensed at the time of the acquisitions because technological feasibility had not been established and no future alternative uses existed. This amount was included in research and development expenses on the accompanying Consolidated Statements of Income.

In connection with certain acquisitions in the current and prior years, we are obligated to make additional cash payments if certain criteria are met. As of December 31, 2007, our remaining contingent obligations related to these acquisitions was approximately $800 million. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

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

In addition, unvested options and stock appreciation rights for DoubleClick common stock will be converted into options to purchase our common stock with economic terms similar to outstanding vested equity interests.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Although the transaction has been cleared by the Federal Trade Commission in the U.S., the completion of this transaction is subject to various customary conditions, including receiving antitrust clearance from the European Commission. We and DoubleClick have each agreed to take all actions necessary to obtain the requisite antitrust and other regulatory approvals.

Note 8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows (in thousands):

Balance as of December 31, 2005	$194,900
Goodwill acquired	1,350,219

Balance as of December 31, 2006	1,545,119
Goodwill acquired	647,538
Goodwill adjustment	106,711

Balance as of December 31, 2007	$2,299,368

The goodwill adjustment of $106.7 million was primarily a result of contingent payments earned upon the achievement of certain performance targets and adjustments for goodwill amounts in connection with the YouTube acquisition.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2006
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$241,185	$95,927	$145,258
Customer relationships	60,636	16,359	44,277
Tradenames and other	183,721	26,415	157,306

Total	$485,542	$138,701	$346,841

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$364,937	$179,102	$185,835
Customer relationships	171,876	37,738	134,138
Tradenames and other	196,392	69,769	126,623

Total	$733,205	$286,609	$446,596

In addition, during the year ended December 31, 2007, we capitalized intangible assets of $11.6 million, paid in cash, related to milestone payments for acquisitions completed prior to 2007.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patents and developed technology, customer relationships, and tradenames and other have weighted-average useful lives from the date of purchase of 3.4 years, 5.6 years and 4.2 years. Amortization expense of acquisition-related intangible assets for the years ended December 31, 2005, 2006 and 2007 were $37.0 million, $74.2 million and $158.2 million. Expected amortization expense for acquisition-related intangible assets on our December 31, 2007 Consolidated Balance Sheet for each of the next five years is as follows (in thousands):

2008	$163,565
2009	111,327
2010	80,244
2011	48,770
2012	15,556
Thereafter	27,134

$446,596

Note 9.	Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land and data centers throughout the world with original lease periods expiring between 2008 and 2051. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight line basis.

At December 31, 2007, future minimum payments under non-cancelable operating leases, along with sublease income amounts, are as follows over each of the next five years and thereafter (in thousands):

	Operating Leases	Sub-lease Income	Net Operating Leases
2008	$169,574	$18,001	$151,573
2009	185,157	16,649	168,508
2010	174,194	14,038	160,156
2011	159,764	12,810	146,954
2012	149,767	7,991	141,776
Thereafter	1,446,525	11,853	1,434,672

Total minimum payments required	$2,284,981	$81,342	$2,203,639

Rent expense under operating leases was $41.2 million, $80.7 million and $127.9 million in 2005, 2006, and 2007. Sub-lease income was not material in any year presented.

The above minimum payments at December 31, 2007 under non-cancelable operating lease commitments and the above rent expense amounts do not include amounts related to certain non-cancelable service contracts for our data centers. The non-cancelable commitments under these service contracts at December 31, 2007 are included below under purchase obligations.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guaranteed Minimum Revenue Share Payments

In connection with our AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum revenue share payments to a small number of our Google Network members over the term of the respective contracts. These guaranteed payments can vary based on our Google Network members achieving defined performance terms, such as number of advertisements displayed or search queries. In some cases, certain guaranteed amounts will be adjusted downward if our Google Network members do not meet their performance terms and, in some cases, these amounts will be adjusted upward if they exceed their performance terms. In all of these AdSense agreements, if a Google Network member were unable to perform under the contract, such as being unable to provide search queries, as defined under the terms of that agreement, then we would not be obligated to make any non-cancelable guaranteed minimum revenue share payments to that member. At December 31, 2007, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,746.4 million through 2012 compared to $1,165.6 million at December 31, 2006.

Purchase Obligations

We had $734.0 million of other non-cancelable contractual obligations and $1,375.8 million of open purchase orders for which we had not received the related services or goods at December 31, 2007. We have the right to cancel these open purchase orders prior to the date of delivery. The majority of these purchase obligations are related to data center operations and facility build-outs. These non-cancelable contractual obligations and open purchase orders amounts do not include payments we may be obligated to make based upon vendors achieving certain milestones.

Letters of Credit

At December 31, 2007 and associated with several leased facilities, we had unused letters of credit for $20.4 million. At December 31, 2007, we were in compliance with our financial covenants under the letters of credit.

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Upon adoption of FIN 48 on January 1, 2007, we decreased current taxes payable by $219.4 million and increased long-term taxes payable by the same amount as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $181.0 million in the year ended December 31, 2007. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Note 10.	Google Foundation

The Google Foundation (the “Foundation”), a private foundation, was formed in the third quarter of 2004. The Foundation’s mission is to fund and support philanthropic programs focused on poverty and the environment. In the fourth quarter of 2005, we funded the Foundation with non-recourse, non-refundable cash donation of $90.0 million.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Board of Directors of the Foundation currently consists of four members, two of whom are directors and executive officers of Google and one of whom is a vice president of Google. The fourth member is the executive director of the Foundation.

Since the Foundation’s inception, we have provided at no charge certain resources to the Foundation such as office space.

Note 11.	Stockholders’ Equity

Convertible Preferred Stock

Our Board of Directors has authorized 100,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2007 and 2006, there were no shares issued or outstanding.

Class A and Class B Common Stock

Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 31, 2007, there were 6,000,000,000 and 3,000,000,000 shares authorized and there were 236,432,822 and 76,844,348 shares legally outstanding of Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.

At December 31, 2006 and December 31, 2007 there were 20,410,337 and 14,553,423 shares of common stock reserved for future issuance.

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan and plans assumed through acquisitions, all of which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options are generally granted for a term of 10 years. Options granted under the Stock Plans generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with us on the date of vest. Options granted under Stock Plans other than the 2004 Stock Plan may be exercised prior to vesting.

Under the stock plans, we have also issued RSUs and restricted shares. An RSU award is an agreement to issue shares of our stock at the time of vest. RSUs issued to new employees vest over four years with a yearly cliff contingent upon employment with us on the dates of vest. These RSUs vest from zero to 37.5 percent of the grant amount at the end of each of the four years from date of hire based on the employee’s performance. RSUs under the Founders’ Award programs are issued to individuals on teams that have made extraordinary contributions to Google. These awards vest quarterly over four years contingent upon employment with us on the dates of vest.

We estimated the fair value of each option award on the date of grant using the BSM option pricing model. Our assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees applying the guidance provided by Staff Accounting Bulletin No. 107, Share-Based Payment. Through the third quarter of 2007, our assumptions about the expected term have been based on that of companies that have option vesting and contractual terms, expected stock volatility and employee demographics and physical locations that are similar to ours because we had limited relevant historical information to support the expected sale and exercise behavior of our employees who had been granted options recently. Commencing in the fourth quarter of 2007, we began to estimate the expected term based upon the historical behavior of our employees. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of share-based payment awards was estimated using the BSM option pricing model with following assumptions and weighted average fair values:

	Year Ended December 31,
	2005	2006	2007
Risk-free interest rate	3.86%	4.70%	4.37%
Expected volatility	36%	34%	34%
Expected life (in years)	3.1	3.6	5.1
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the year	$78.58	$158.59	$213.56

The following table summarizes the activity for our options for the twelve months ended December 31, 2007:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Balance at December 31, 2006	13,424,872	$205.58

Options granted	3,408,101	$562.95
Exercised/vested	(3,572,930)	$51.86
Canceled/forfeited	(367,157)	$264.11

Balance at December 31, 2007	12,892,886	$333.62	7.5	$4,483.92

Vested and exercisable as of December 31, 2007	4,405,716	$211.10	7.0	$2,116.43

Vested and exercisable as of December 31, 2007 and expected to vest thereafter(2)	12,001,757	$330.70	7.5	$4,330.04

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $691.48 of our common stock on December 31, 2007.
(2)	Options expected to vest reflect an estimated forfeiture rate.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes additional information regarding outstanding and exercisable options at December 31, 2007:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.30–$85.00	2,639,312	360,679	2,278,633	5.7	$18.07	2,230,265	$17.84	1,349,487	$15.37
$117.84–$198.41	1,678,669	—	1,678,669	5.9	$176.42	933,713	$175.27	933,367	$175.27
$205.96–$298.91	1,391,439	—	1,391,439	6.5	$274.52	700,523	$274.30	700,177	$274.30
$300.97–$399.00	1,789,518	—	1,789,518	7.1	$329.55	813,173	$326.68	811,819	$326.64
$401.78–$499.07	1,469,211	—	1,469,211	8.5	$449.90	284,533	$431.24	283,671	$431.24
$500.00–$594.05	3,721,507	—	3,721,507	9.4	$556.92	328,015	$508.02	326,881	$508.02
$625.39-$699.35	150,577	—	150,577	9.9	$663.13	78	$664.55	78	$664.55
$707.00-$732.94	52,653	—	52,653	9.9	$718.16	36	$707.00	36	$707.00

$0.30–$732.94	12,892,886	360,679	12,532,207	7.5	$333.56	5,290,336	$179.70	4,405,516	$211.10

Options outstanding at December 31, 2006 and 2007 in the above tables include 1,296,155 and 360,679 of options granted and exercised subsequent to March 21, 2002 that are unvested at December 31, 2006 and 2007, in accordance with EITF 00-23. However, the computations of the weighted-average exercise prices, weighted average remaining contractual term and aggregate intrinsic value for all stock options outstanding and those exercisable do not consider these unvested shares. Further, the above tables include 924,399 warrants held by financial institutions that were options purchased from employees under our TSO program.

The total grant date fair value of stock options vested (including the related incremental fair value resulting from the adoption of our TSO program—see discussion below) during 2005, 2006 and 2007 was $287.5 million, $392.9 million and $635.1 million. The aggregate intrinsic value of all options exercised during 2005, 2006 and 2007 was $1,785.3 million, $1,904.0 million and $1,279.0 million—these amounts do not include the aggregate sales price of options sold under the TSO program (see below).

In April 2007, we launched our TSO program. Under the TSO program, certain employees are able to sell vested options granted after our initial public offering under our 2004 Stock Plan to selected financial institutions in an online auction. All employees may participate in the program other than our executive management group and those who reside in countries where, due to local legal or tax implications, it would not be beneficial to employees or the TSO program would be impractical. At the time of sale, the vested option is automatically amended to create a warrant that is exercisable by the financial institution within two years from the date of issuance. All eligible outstanding options were modified in the second quarter of 2007 to allow them to be sold under the TSO program and, as a result, we incurred a modification charge of $95 million during 2007 related to vested options and expect to incur an additional modification charge of approximately $134 million related to unvested options over their remaining vesting periods through the second quarter of 2011. The modification charge is equal to the difference between the values of those modified stock options on the date of modification and their values immediately prior to modification in accordance with SFAS 123R. Further, to the extent the forfeiture rate is different from what we have anticipated, the modification charge related to the unvested awards will be different from our expectations. The fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2007, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 924,399 at a total value of $305.0 million, or an average $329.92 per share, and an average premium of $31.43 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At December 31, 2007, the number of shares underlying TSOs held by financial institutions was 924,399 and the number of options eligible for participation under the TSO program was approximately 8.7 million.

As of December 31, 2007, there was $1,165.1 million of unrecognized compensation cost related to outstanding employee stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.97 years. To the extent the forfeiture rate is different than what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units and restricted shares for the twelve months ended December 31, 2007:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2006	1,771,037	$369.54
Granted	1,870,558	$618.61
Vested	(570,863)	$362.81
Forfeited	(80,510)	$396.85

Unvested at December 31, 2007	2,990,222	$526.92

Expected to vest at December 31, 2007	2,795,858	$526.92

As of December 31, 2007, there was $1,332.6 million of unrecognized compensation cost related to employee unvested restricted stock units and restricted shares, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.42 years. To the extent the actual forfeiture rate is different than what we have anticipated; stock-based compensation related to these awards will be different from our expectations.

At December 31, 2007, there were 2,063 unvested restricted stock units held by a non-employee with a 30 month remaining vesting period.

Warrants to Purchase Class A Common Stock

We issued warrants to purchase 15,904 shares of Class A common stock in connection with our YouTube acquisition. The warrants have an exercise price of $23.28 and a nine month remaining vesting period at December 31, 2007.

Note 12.	401(k) Plan

We have a 401(k) Savings Plan (the “401(k) Plan”) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 60% of their eligible compensation, subject to certain limitations. We match employee contributions up to $7,750 per year. Employee and our contributions are fully vested when contributed. We contributed approximately $8.4 million, $14.3 million and $51.1 million during 2005, 2006 and 2007, respectively.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	Income Taxes

Income before income taxes included income from foreign operations of approximately $590.8 million, $1,318.4 million and $2,466.9 million for 2005, 2006 and 2007.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2006	2007
Current:
Federal	$506,322	$812,280	$1,288,310
State	141,101	191,266	294,935
Foreign	7,694	28,516	51,227

Total	655,117	1,032,062	1,634,472
Deferred:
Federal	14,273	(80,073)	(135,047)
State	6,890	(18,395)	(29,165)

Total	21,163	(98,468)	(164,212)

Provision for income taxes	$676,280	$933,594	$1,470,260

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
	2005	2006	2007
Expected provision at federal statutory rate (35%)	$749,588	$1,403,864	$1,985,893
State taxes, net of federal benefit	96,194	112,366	172,750
Stock-based compensation expense	25,058	26,878	123,869
Disqualifying dispositions of incentive stock options	(46,092)	(6,128)	—
Foreign rate differential	(134,185)	(505,729)	(705,400)
Federal research credit	(12,287)	(77,859)	(81,469)
Tax exempt interest	(20,177)	(31,583)	(50,662)
Other permanent differences	18,181	11,785	25,279

Provision for income taxes	$676,280	$933,594	$1,470,260

We provide U.S. income taxes on the earnings of foreign subsidiaries unless the subsidiaries’ earnings are considered permanently reinvested outside the U.S. To the extent that the foreign earnings previously treated as permanently reinvested are repatriated, the related U.S. tax liability may be reduced by any foreign income taxes paid on these earnings. As of December 31, 2007, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $3,900.6 million. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2006	2007
Deferred tax assets:
Stock-based compensation	$40,772	$118,297
State taxes	—	86,256
Depreciation	26,009	53,900
Vacation accruals	11,256	18,868
Deferred Rent	9,565	17,498
Accruals and reserves not currently deductible	6,867	9,824
Unrealized losses on investments and other	1,996	—
Other	4,242	14,674

Total deferred tax assets	100,707	319,317
Deferred tax liabilities:
Identified intangibles	(107,781)	(127,700)
Undistributed earnings of foreign subsidiaries	—	(55,329)
Unrealized gains on investments and other	—	(30,187)
Other	(3,634)	(4,344)

Total deferred tax liabilities	(111,415)	(217,560)

Net deferred tax assets (liabilities)	$(10,708)	$101,757

As of December 31, 2007, our federal net operating loss carryforwards for income tax purposes were approximately $22.1 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2024. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code.

Uncertain Tax Positions

Effective January 1, 2007, we adopted the provisions of FIN 48. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. The adjustment to retained earnings upon adoption to FIN 48 on January 1, 2007 was $2.3 million.

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2007 (in thousands):

Balance as of January 1, 2007	$243,588
Increases related to prior year tax positions	29,854
Decreases related to prior year tax positions	(18,997)
Increases related to current year tax positions	132,742
Decreases related to settlements with taxing authorities	—
Decreases related to lapsing of statute of limitations	—

Balance as of December 31, 2007	$387,187

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $195.7 million and $283.5 million as of January 1, 2007 and December 31, 2007

As of December 31, 2007, we had accrued $14 million for payment of interest. Interest included in our provision for income taxes was not material in all the periods presented. We have not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. During the fourth quarter ended December 31, 2007, IRS completed its examination of our 2003 and 2004 tax years. We have filed an appeal with the IRS for certain issues related to this audit, but we believe we have adequately provided for these items and any adverse results would have an immaterial impact on our unrecognized tax benefit balance within the next twelve months. The IRS will commence its examination of our 2005 and 2006 tax years in early 2008. We do not expect the examination to be completed within the next twelve months, therefore we do not anticipate any significant impact to our unrecognized tax benefit balance in 2008, related to 2005 and 2006 tax years.

Our 2003 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2002 through 2007 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

Note 14.    Information about Geographic Areas

Our chief operating decision-makers (i.e., chief executive officer, certain of his direct reports and our founders) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing address of the advertiser. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2005	2006	2007
Revenues:
United States	$3,756,886	$6,030,140	$8,698,021
United Kingdom	878,110	1,603,842	2,530,916
Rest of the world	1,503,564	2,970,935	5,365,049

Total revenues	$6,138,560	$10,604,917	$16,593,986

	As of December 31,
	2005	2006	2007
Long-lived assets:
United States	$1,080,236	$5,070,694	$7,334,877
Rest of the world	190,506	362,810	711,791

Total long-lived assets	$1,270,742	$5,433,504	$8,046,668

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2007, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007. Management reviewed the results of their assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS	AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item regarding our directors and corporate governance matters is included under the captions “Corporate Governance and Board of Directors Matters” and “Proposals to be Voted On—Proposal Number 1—Election of Directors” in Google’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2007 (the “2008 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2008 Proxy Statement and is incorporated herein by reference.

The information required by this item concerning our executive officers is set forth under the heading “Executive Officers of the Registrant” in Part I of this Annual Report on Form 10-K.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item is included under the captions “Director Compensation” and “Executive Compensation” in the 2008 Proxy Statement and incorporate herein by reference.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is included under the caption “Certain Relationships and Related Party Transactions” in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL	ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Public Accountants” in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULE

(a) We have filed the following documents as part of this Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended December 31, 2005	$3,962	$18,264	$(7,374)	$14,852
Year ended December 31, 2006	$14,852	$9,899	$(7,837)	$16,914
Year ended December 31, 2007	$16,914	$46,001	$(30,028)	$32,887

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues.

3. Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report of Form 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 15, 2008.

GOOGLE INC.

By:	/S/ ERIC E. SCHMIDT
Eric E. Schmidt
Chairman of the Board of Directors and Chief Executive Officer

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

Signature	Title	Date

/S/ ERIC E. SCHMIDT Eric E. Schmidt	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 15, 2008

/S/ GEORGE REYES George Reyes	Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2008

/S/ SERGEY BRIN Sergey Brin	President of Technology, Assistant Secretary and Director	February 15, 2008

/S/ LARRY PAGE Larry Page	President of Products, Assistant Secretary and Director	February 15, 2008

/S/ L. JOHN DOERR L. John Doerr	Director	February 15, 2008

/S/ K. RAM SHRIRAM K. Ram Shriram	Director	February 15, 2008

/S/ JOHN L. HENNESSY John L. Hennessy	Director	February 15, 2008

/S/ ARTHUR D. LEVINSON Arthur D. Levinson	Director	February 15, 2008

/S/ PAUL S. OTELLINI Paul S. Otellini	Director	February 15, 2008

/S/ SHIRLEY TILGHMAN Shirley Tilghman	Director	February 15, 2008

/S/ ANN MATHER Ann Mather	Director	February 15, 2008

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

1.01	Form of Distribution Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (the “Distribution Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.01.1	Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

1.02	Form of Bidding Rules Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (the “Bidding Rules Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.02.1	Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

2.1	Agreement and Plan of Merger by and among Google Inc., Whopper Acquisition Corp. and Click Holding Corp., dated as of April 13, 2007	Current Report on Form 8-K (File No. 000-50726)	April 19, 2007

3.01	Third Amended and Restated Certificate of Incorporation of Registrant as filed August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

3.02	Amended and Restated Bylaws of Registrant, effective as of August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

4.01	Investor Rights Agreement dated May 31, 2002	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

4.01.1	Amendment to Investor Rights Agreement dated August 17, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.02	Specimen Class A Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.03	Specimen Class B Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.04	Registration Rights Agreement dated October 9, 2006 (with stockholders of YouTube, Inc.)	Registration Statement on Form S-3 (File No. 333-140498)	February 7, 2007

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

4.05		Form of Warrant Agreement dated April 20, 2007 among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (the “Warrant Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

4.05.1		Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 12, 2004

10.02	©	1998 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.02.1	©	1998 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.03	©	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.04	©	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.04.1	©	2000 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.05	©	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.05.1	©	2003 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.06	©	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.06.1	©	2003 Stock Plan (No.2)—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.07	©	2003 Stock Plan (No.3), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.07.1	©	2003 Stock Plan (No.3)—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.08	©	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	May 15, 2007

10.08.1	©	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.08.2	©	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.08.3	©	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.08.4	©	2004 Stock Plan—Form of stock option agreement (TSO Program)	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.09	©	Ignite Logic, Inc. 2003 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.10	©	Lifescape Solutions, Inc. 2001 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.11	©	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.12	©	Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004

10.13	©	YouTube, Inc. 2005 Stock Plan	Registration Statement on Form S-8 (File No. 333-138848)	November 20, 2006

10.14		Purchase and Sale Agreement dated June 9, 2006 by and among WXIII/Amphitheatre Realty, L.L.C., WXIII/Crittenden Realty A/B, L.L.C., WXIII/Crittenden Realty C, L.L.C., and WXIII/Crittenden Realty D, L.L.C. and Google Inc.	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.15	†	Amended and Restated License Agreement dated October 13, 2003 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 16, 2004

10.15.1		License Agreement dated July 2, 2001 by and between The Board of Trustees of the Leland Stanford Junior University and Registrant	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

10.16	©	Google Senior Executive Bonus Plan	Current Report on Form 8-K (File No. 000-50726)	March 28, 2007

10.17	©	Letter agreement between the Company and Shirley Tilghman dated August 16, 2005.	Current Report on Form 8-K (File No. 000-50726)	October 6, 2005

10.18		Amended and Restated Limited Liability Company Agreement of AOL Holdings LLC dated March 24, 2006	Annual Report on Form 10-K (File No. 000-50726)	March 16, 2006

10.19		Contribution Agreement among Time Warner Inc., Google Inc. and America Online, Inc. dated March 24, 2006	Annual Report on Form 10-K (File No. 000-50726)	March 16, 2006

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.20		Google Registration Rights Agreement among Time Warner Inc., AOL Holdings LLC and Google Inc. dated March 24, 2006	Annual Report on Form 10-K (File No. 000-50726)	March 16, 2006

10.21	†	Agreement and Plan of Merger, dated as of January 16, 2006, by and among Google Inc., Enumclaw, Inc., dMarc Broadcasting, Inc. and certain other parties thereto	Annual Report on Form 10-K (File No. 000-50726)	March 1, 2007

10.22		Amended and Restated Agreement and Plan of Merger by and among Google Inc., Snowmass Holdings Inc., YouTube, Inc. and certain other parties dated as of November 3, 2006, as amended	Quarterly Report on Form 10-Q/A (File No. 000-50726)	May 10, 2007

21.01	*	List of subsidiaries of Registrant

23.01	*	Consent of Independent Registered Public Accounting Firm

24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.