Form 10-Q
period 2008-03-31
Google Inc.
filed 2008-05-12
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒            Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2008, there were 238,581,338 shares of Google’s Class A common stock outstanding and 75,511,505 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,081,593	$6,519,749
Marketable securities	8,137,020	5,614,759
Accounts receivable, net of allowance of $32,887 and $50,278	2,162,521	2,560,909
Deferred income taxes, net	68,538	71,722
Income taxes receivable	145,253	—
Prepaid revenue share, expenses and other assets	694,213	697,792

Total current assets	17,289,138	15,464,931
Prepaid revenue share, expenses and other assets, non-current	168,530	190,402
Deferred income taxes, net, non-current	33,219	155,588
Non-marketable equity securities	1,059,694	1,056,966
Property and equipment, net	4,039,261	4,741,724
Intangible assets, net	446,596	1,203,972
Goodwill	2,299,368	4,791,399

Total assets	$25,335,806	$27,604,982

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$282,106	$358,122
Accrued compensation and benefits	588,390	458,188
Accrued expenses and other current liabilities	465,032	746,905
Accrued revenue share	522,001	525,764
Deferred revenue	178,073	194,066
Income taxes payable	—	177,430

Total current liabilities	2,035,602	2,460,475
Deferred revenue, non-current	30,249	31,748
Income taxes payable, non-current	478,372	633,022
Other long-term liabilities	101,904	142,202
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 312,917 (Class A 236,097, Class B 76,820) and par value of $313 (Class A $236, Class B $77) and 313,724 (Class A 238,142, Class B 75,582) and par value of $314 (Class A $238, Class B $76) shares issued and outstanding, excluding 361 (Class A 336, Class B 25) and 228 (Class A 215, Class B 13) shares subject to repurchase at December 31, 2007 and March 31, 2008	313	314
Additional paid-in capital	13,241,221	13,561,948
Accumulated other comprehensive income	113,373	133,415
Retained earnings	9,334,772	10,641,858

Total stockholders’ equity	22,689,679	24,337,535

Total liabilities and stockholders’ equity	$25,335,806	$27,604,982

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Revenues	$3,663,971	$5,186,043
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $4,389 and $9,148)	1,470,426	2,110,536
Research and development (including stock-based compensation expense of $120,787 and $193,800)	408,384	673,069
Sales and marketing (including stock-based compensation expense of $27,250 and $42,576)	302,552	446,898
General and administrative (including stock-based compensation expense of $31,440 and $35,255)	261,400	409,305

Total costs and expenses	2,442,762	3,639,808

Income from operations	1,221,209	1,546,235
Interest income and other, net	130,728	167,343

Income before income taxes	1,351,937	1,713,578
Provision for income taxes	349,775	406,492

Net income	$1,002,162	$1,307,086

Net income per share of Class A and Class B common stock:
Basic	$3.24	$4.17

Diluted	$3.18	$4.12

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Operating activities
Net income	$1,002,162	$1,307,086
Adjustments:
Depreciation and amortization of property and equipment	170,289	280,564
Amortization of intangibles and other	34,703	55,960
Stock-based compensation	183,866	280,779
Excess tax benefits from stock-based award activity	(74,084)	(51,101)
Deferred income taxes	(61,402)	(38,214)
Other, net	(6,386)	(44,903)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(153,562)	(223,493)
Income taxes, net	399,104	438,175
Prepaid revenue share, expenses and other assets	(185,478)	(41,584)
Accounts payable	(29,256)	53,784
Accrued expenses and other liabilities	(139,886)	(234,277)
Accrued revenue share	77,864	(10,124)
Deferred revenue	1,659	6,794

Net cash provided by operating activities	1,219,593	1,779,446

Investing activities
Purchases of property and equipment	(596,893)	(841,597)
Purchases of marketable securities	(5,225,160)	(2,819,512)
Maturities and sales of marketable securities	5,079,364	5,379,228
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(34,441)	(3,125,113)

Net cash used in investing activities	(777,130)	(1,406,994)

Financing activities
Net proceeds (payments) related to stock-based award activity	14,426	(22,445)
Excess tax benefits from stock-based award activity	74,084	51,101

Net cash provided by financing activities	88,510	28,656

Effect of exchange rate changes on cash and cash equivalents	5,696	37,048

Net increase in cash and cash equivalents	536,669	438,156
Cash and cash equivalents at beginning of year	3,544,671	6,081,593

Cash and cash equivalents at end of period	$4,081,340	$6,519,749

Supplemental disclosures of cash flow information
Cash paid for interest	$342	$387

Cash paid for income taxes	$12,774	$12,091

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of March 31, 2008, the Consolidated Statements of Income for the three months ended March 31, 2007 and 2008, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2007 and 2008 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2008, our results of operations for the three months ended March 31, 2007 and 2008, and our cash flows for the three months ended March 31, 2007 and 2008. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our 2007 Annual Report on Form 10-K filed on February 15, 2008.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, bad debt and sales allowances, fair values of marketable and non-marketable securities, fair values of prepaid revenue share, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Effect of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on our consolidated financial position and results of operations.

Note 2. Net Income per Share of Class A and Class B common stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts, unaudited):

	For the Three Months Ended March 31,
	2007		2008
		(unaudited)
	Class A	Class B	Class A	Class B

Basic net income per share:
Numerator:
Allocation of undistributed earnings	$740,449	$261,713	$989,006	$318,080
Denominator:
Weighted average common shares outstanding	229,432	80,994	237,185	76,219
Less: Weighted average unvested common shares subject to repurchase or cancellation	(894)	(217)	(256)	(19)

Number of shares used in per share computations	228,538	80,777	236,929	76,200

Basic net income per share	$3.24	$3.24	$4.17	$4.17

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$740,449	$261,713	$989,006	$318,080
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	261,713	—	318,080	—
Reallocation of undistributed earnings to Class B shares	—	(1,330)	—	(2,868)

Allocation of undistributed earnings	$1,002,162	$260,383	$1,307,086	$315,212
Denominator:
Number of shares used in basic computation	228,538	80,777	236,929	76,200
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	80,777	—	76,200	—
Unvested common shares subject to repurchase or cancellation	399	217	275	19
Employee stock options including warrants issued under TSO program	4,314	816	3,244	322
Restricted shares and restricted stock units	842	—	744	—

Number of shares used in per share computations	314,870	81,810	317,392	76,541

Diluted net income per share	$3.18	$3.18	$4.12	$4.12

The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
Cash and cash equivalents:
Cash	$2,869,528	$2,775,402
Cash equivalents:
U.S. government agencies	110,272	576,870
Municipal securities	232,278	87,391
Time deposits	500,000	500,000
Money market mutual funds	2,369,515	2,580,086

Total cash and cash equivalents	6,081,593	6,519,749

Marketable securities:
U.S. government notes	475,781	86,679
U.S. government agencies	2,120,972	516,753
Municipal securities	4,991,564	4,491,167
Time deposits	500,000	500,000
Auction rate preferred securities	48,703	20,160

Total marketable securities	8,137,020	5,614,759

Total cash, cash equivalents and marketable securities	$14,218,613	$12,134,508

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$472,040	$3,745	$(4)	$475,781
U.S. government agencies	2,102,710	18,306	(44)	2,120,972
Municipal securities	4,975,587	16,308	(331)	4,991,564
Time deposits	500,000	—	—	500,000
Auction rate preferred securities	48,703	—	—	48,703

Total marketable securities	$8,099,040	$38,359	$(379)	$8,137,020

	As of March 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government notes	$86,712	$87	$(120)	$86,679
U.S. government agencies	515,597	1,307	(151)	516,753
Municipal securities	4,462,630	42,422	(13,885)	4,491,167
Time deposits	500,000	—	—	500,000
Auction rate preferred securities	21,000	—	(840)	20,160

Total marketable securities	$5,585,939	$43,816	$(14,996)	$5,614,759

Bank time deposits were held by institutions outside the U.S. at December 31, 2007 and at March 31, 2008.

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2007 and March 31, 2008. We recognized gross realized gains of $50.8 million and losses of $4.2 million on our marketable securities during the three months ended March 31, 2008. Gross realized gains and losses were not material in the three months ended March 31, 2007. There were no other-than-temporary impairments to our marketable securities in the three months ended March 31, 2007 and 2008. Realized gains and losses are included in interest income and other, net in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
Due within 1 year	$1,964,325	$1,216,282
Due in 1 to 5 years	3,359,472	2,591,340
Due in 5 to 10 years	310,332	202,496
Due after 10 years	2,454,188	1,584,481

Total marketable debt securities	$8,088,317	$5,594,599

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2007 and March 31, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$30,525	$(4)	$—	$—	$30,525	$(4)
U.S. government agencies	98,682	(41)	19,993	(3)	118,675	(44)
Municipal securities	270,708	(227)	54,832	(104)	325,540	(331)

Total	$399,915	$(272)	$74,825	$(107)	$474,740	$(379)

	As of March 31, 2008
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	$50,407	$(120)	$50,407	$(120)
U.S. government agencies	97,468	(151)	97,468	(151)
Municipal securities	930,934	(13,885)	930,934	(13,885)
Auction rate preferred securities	20,160	(840)	20,160	(840)

Total	$1,098,969	$(14,996)	$1,098,969	$(14,996)

As of March 31, 2008, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At March 31, 2008, we held $259.6 million of auction rate securities which are included under municipal securities and auction rate preferred securities in the above table. The assets underlying these investments are primarily student loans which are substantially guaranteed by the U.S. government. Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in February 2008. As a result, these securities do not have a readily determinable market value and are not liquid. To determine their estimated fair values at March 31, 2008, we used a discounted cash flow model based on estimated interest rates over the period of time we expect to hold these securities. Based on this analysis, we recorded a temporary impairment of $10.8 million to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at March 31, 2008 (see Note 5).

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. Also, if we ever determine that it is likely that the auctions for the auction rate securities we hold will continue to fail over the next 12 months or more, we would then reclassify those securities to long-term assets from current assets on our Consolidated Balance Sheets.

Note 4. Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our program is not designated for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded in the accompanying Consolidated Statement of Income as interest income and other, net, or as part of revenues, or on the accompanying Consolidated Balance Sheets as accumulated other comprehensive income.

Cash Flow Hedges

We use a combination of forward contracts and options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged exposure affects revenues or as interest income and other, net if the hedged transaction becomes probable of not occurring. Any gain or loss after a hedge is de-designated because it is no longer probable of occurring or related to an ineffective portion of a hedge, as well as any amount excluded from our assessment of hedge effectiveness, is recognized as interest income and other, net, immediately. These net gains or losses were not material in the quarter ended March 31, 2008.

The notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were 154.5 million Canadian dollars (or approximately $151.4 million) and $3.0 million at March 31, 2008. These foreign exchange forward contracts and options have maturities of 18 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of forward contracts which we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. Gains and losses on these contracts are included in interest income and other, net, along with those of the related hedged items. Neither the cost nor the fair value of these foreign exchange contracts was material at March 31, 2008. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.5 billion and $2.3 billion at December 31, 2007 and March 31, 2008. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €296.5 million (or approximately $433.4 million) and €411.4 million (or approximately $651.1 million) at December 31, 2007 and March 31, 2008. The notional principal of foreign exchange contracts to sell Euros for Taiwanese dollars was €18.7 million (or approximately $29.6 million) at March 31, 2008.

Note 5. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents, marketable securities and foreign currency derivative contracts at fair value. Our cash equivalents and marketable securities are primarily classified within Level 1 or Level 2, with the exception of our investments in auction rate securities. This is because our cash equivalents and marketable securities are valued primarily using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model (see Note 3). Some of the inputs to this model are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in inactive markets.

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	March, 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
U.S. government agencies	$576,870	$—	$576,870	$—
Municipal securities	87,391	—	87,391	—
Time deposits	500,000	—	500,000	—
Money market mutual funds	2,580,086	2,580,086	—	—
Marketable securities:
U.S. government notes	86,679	—	86,679	—
U.S. government agencies	516,753	—	516,753	—
Municipal securities	4,491,167	—	4,251,767	239,400
Time deposits	500,000	—	500,000	—
Auction rate preferred securities	20,160	—	—	20,160
Foreign currency derivative contracts	10,007	—	10,007	—

Total assets	$9,369,113	$2,580,086	$6,529,467	$259,560
Liabilities
Foreign currency derivative contracts	$6,727	$—	$6,727	$—

Total liabilities	$6,727	$—	$6,727	$—

The following table presents our assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at March 31, 2008 (unaudited, in thousands):

Level 3
Balance at December 31, 2007	$—
Transfers to Level 3	311,225
Unrealized loss included in other comprehensive income	(10,815)
Net settlements	(40,850)

Balance at March 31, 2008	$259,560

Effective January 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of March 31, 2008, we did not elect such option for our financial instruments and liabilities.

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
Information technology assets	$2,734,916	$3,090,650
Construction in process	1,364,651	1,810,637
Land and buildings	951,334	1,014,044
Leasehold improvements	416,884	455,410
Furniture and fixtures	52,127	60,112

Total	5,519,912	6,430,853
Less accumulated depreciation and amortization	1,480,651	1,689,129

Property and equipment, net	$4,039,261	$4,741,724

Note 7. Acquisitions

In March 2008, we completed our acquisition of Click Holding Corp. (“DoubleClick”), a company that offers online ad serving and management technology to advertisers, ad agencies and web site publishers. We acquired DoubleClick primarily for their customer relationships, as well as patents and developed technology. This transaction was accounted for as a business combination. The total purchase price was $3.2 billion paid in cash, including transaction costs of $52.1 million. In addition, we issued unvested options to purchase 127,320 shares of Class A common stock valued at $50.6 million which will be recognized as stock-based compensation as the awards vest over the related vesting periods of up to 47 months. These unvested awards are earned contingent upon each individual’s continued employment with us.

The preliminary allocation of the purchase price was based upon a preliminary valuation and our estimates and assumptions are subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to restructuring costs, income taxes and residual goodwill. The following table summarizes the preliminary allocation of the purchase price of DoubleClick (unaudited, in thousands):

Goodwill	$2,312,589
Customer relationships	637,200
Patents and developed technology	143,400
Tradenames and other	28,300
Net assets acquired	78,868
Deferred tax assets	312,202
Deferred tax liabilities	(309,137)

Total	$3,203,422

Goodwill is not deductible for tax purposes.

Customer relationships have a weighted-average useful life of 6.7 years. Patents and developed technology have a weighted-average useful life of 5.0 years. Tradenames and other have a weighted-average useful life of 5.5 years. The majority of these assets are not deductible for tax purposes.

Supplemental information on an unaudited pro forma basis, as if the DoubleClick acquisition had been consummated at the beginning of each of the periods presented, is as follows (in millions, except per share amounts):

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Revenues	$3,739.4	$5,255.3
Net income	$983.3	$1,269.5
Net income per share of Class A and Class B common stock - diluted	$3.12	$4.00

The unaudited pro forma supplemental information is based on estimates and assumptions, which we believe are reasonable. It is not necessarily indicative of our consolidated financial position or results of income in future periods or the results that actually would have been realized had we been a combined company as of the beginning of the periods presented. The unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisition, net of the related tax effects.

In connection with certain acquisitions in the prior periods, we are obligated to make additional cash payments if certain criteria are met. As of March 31, 2008, our remaining contingent obligations related to these acquisitions was approximately $591 million. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2008, are as follows (in thousands):

Balance as of December 31, 2007	$2,299,368
Goodwill acquired	2,313,623
Goodwill adjustment	178,408

Balance as of March 31, 2008	$4,791,399

The goodwill adjustment of $178.4 million was primarily a result of contingent payments earned upon the achievement of certain performance targets.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$364,937	$179,102	$185,835
Customer relationships	171,876	37,738	134,138
Tradenames and other	196,392	69,769	126,623

Total	$733,205	$286,609	$446,596

	As of March 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(unaudited)
Patents and developed technology	$511,494	$205,359	$306,135
Customer relationships	809,076	55,169	753,907
Tradenames and other	225,148	81,218	143,930

Total	$1,545,718	$341,746	$1,203,972

Amortization expense of acquisition-related intangible assets for the three months ended March 31, 2007 and 2008 was $36.3 million and $55.0 million. Expected amortization expense for acquisition-related intangible assets on our March 31, 2008 Consolidated Balance Sheet for the remainder of 2008 and each of the next five years and thereafter is as follows (unaudited, in thousands):

Remainder of 2008	$222,220
2009	246,775
2010	215,871
2011	167,016
2012	129,730
2013	103,671
Thereafter	110,589

$1,195,872

Note 9. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Interest income	$130,475	$122,003
Interest expense	(342)	(387)
Realized gains on marketable securities, net	8,053	46,571
Other	(7,458)	(844)

Interest income and other, net	$130,728	$167,343

Note 10. Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Net income	$1,002,162	$1,307,086
Change in unrealized gains (losses) on marketable securities, net	881	(9,809)
Change in cumulative translation adjustment and other	12,749	29,851

Comprehensive income	$1,015,792	$1,327,128

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
Unrealized gains on marketable securities, net	$90,872	$12,692
Cumulative translation adjustment and other	22,501	120,723

Accumulated other comprehensive income	$113,373	$133,415

Note 11. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or have recently litigated similar issues in other cases in the U.S., Australia, Austria, Brazil, China, France, Germany, Israel and Italy.

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

We have also experienced an increase in patent lawsuits filed against us alleging that certain of our products and services, including Google Web Search, Google AdWords, and Google AdSense, infringe another party’s patents. Adverse results in these lawsuits may include awards of substantial monetary damages, obligations to pay licensing fees and/or orders preventing us from offering certain features, functionalities, products or services, which could result in a loss of revenue for us or otherwise harm our business.

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

Note 12. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Risk-free interest rate	4.6%	2.7%
Expected volatility	30%	35%
Expected life (in years)	3.4	5.3
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$130.77	$269.79

The following table summarizes the activity for our options for the three months ended March 31, 2008:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2007	12,892,886	$333.62
Options granted	338,339	$346.11
Exercised(2)	(624,514)	$28.04
Canceled/forfeited	(142,999)	$388.38

Balance at March 31, 2008	12,463,712	$345.49	7.3	$1,162.0

Vested and exercisable as of March 31, 2008	4,902,442	$235.53	7.0	$1,004.7
Vested and exercisable as of March 31, 2008 and expected to vest thereafter (3)	11,761,690	$342.54	7.3	$1,151.8

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $440.47 of our Class A common stock on March 31, 2008.

(2)	Includes options vested during the period that were early exercised.

(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable and exercisable and vested stock options at March 31, 2008:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.30–94.80	2,147,822	228,029	1,919,793	5.6	$21.12	1,757,476	$19.01	1,185,220	$18.46
$117.84–$198.41	1,655,976		1,655,976	5.5	$176.43	1,100,627	$175.12	1,100,514	$175.12
$205.96–$298.91	1,380,939		1,380,939	6.2	$274.48	808,224	$274.09	808,170	$274.09
$300.97–$399.00	1,763,894		1,763,894	6.7	$329.63	930,789	$326.92	930,506	$326.90
$401.78–$499.07	1,543,774		1,543,774	8.3	$450.09	468,924	$440.47	468,783	$440.48
$500.00–594.05	3,710,417		3,710,417	9.1	$556.54	409,112	$507.95	409,112	$507.95
$615.95–$699.35	208,207		208,207	9.7	$655.41	95	$664.72	95	$664.72
$707.00–$732.94	52,683		52,683	9.6	$718.17	42	$707.00	42	$707.00

$ 0.30–$732.94	12,463,712	228,029	12,235,683	7.3	$345.49	5,475,289	$213.03	4,902,442	$235.53

Options outstanding at March 31, 2008 in the above tables include 228,029 options granted and exercised subsequent to March 21, 2002 that are unvested at March 31, 2008, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44. However, the computations of the weighted-average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value do not consider these unvested shares. Further, the above tables include 990,799 warrants held by financial institutions that were options purchased from employees under our TSO program.

The total grant date fair value of stock options vested during the three months ended March 31, 2008 was $161.0 million. The aggregate intrinsic value of all options exercised during the period was $228.3 million. These amounts do not include the aggregate sales price of options sold under the TSO program.

During the three months ended March 31, 2008, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 66,400 at a total value of $16.0 million, or an average of $241.26 per share, and an average premium of $41.52 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At March 31, 2008, the number of options eligible for participation under the TSO program was 8.7 million.

As of March 31, 2008, there was $1,078.5 million of unrecognized compensation cost related to outstanding employee stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.8 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units and restricted shares for the three months ended March 31, 2008:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2007	2,990,222	$526.92
Granted	981,483	$467.42
Vested	(187,113)	$417.49
Forfeited	(125,709)	$508.93

Unvested at March 31, 2008	3,658,883	$516.34

Expected to vest after March 31, 2008 (1)	3,421,056	$516.34

(1)	Restricted stock units and restricted shares expected to vest reflect an estimated forfeiture rate.

As of March 31, 2008, there was $1,586.3 million of unrecognized compensation cost related to employee unvested restricted stock units and restricted shares, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.4 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes, and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Our total unrecognized tax benefits as of December 31, 2007 and March 31, 2008 were $387.2 million and $524.5 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $283.5 million and $387.2 million as of December 31, 2007 and March 31, 2008, respectively. The increase in our unrecognized tax benefits during the three months ended March 31, 2008 was primarily related to uncertain tax positions on our international structure.

Note 14. Information about Geographic Areas

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

Revenues by geography are based on the billing addresses of the advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
	(Unaudited)
Revenues:
United States	$1,958,382	$2,505,888	$2,535,474
United Kingdom	578,359	692,027	802,973
Rest of the world	1,127,230	1,628,764	1,847,596

Total revenues	$3,663,971	$4,826,679	$5,186,043

	As of December 31, 2007	As of March 31, 2008
		(unaudited)
Long-lived assets:
United States	$7,334,877	$11,231,085
International	711,791	908,966

Total long-lived assets	$8,046,668	$12,140,051

Note 15. Subsequent Event

In May 2008, Clearwire Corporation and Sprint Nextel Corporation agreed to combine certain businesses to form a wireless communication company, the new Clearwire. In addition, certain other companies have collectively agreed to contribute $3.2 billion in cash to the new Clearwire or its subsidiary, including $500 million from us. The completion of this transaction is subject to customary closing conditions. We expect the transaction to close during the second half of 2008.

This investment will be a marketable equity security and will be classified and accounted for as available for sale. As a result, it will be carried at fair value, with unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which will be recorded as interest income and other, net, in accordance with our policy and FSP Nos. FAS 115-1 and FAS 124-1, The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth and growth rate of our operations, business, revenues, operating margins, costs and expenses;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	regarding our future stock-based compensation charges including charges related to our TSO program;

•	regarding our dilution related to all equity grants to employees;

•	regarding the steps we take to improve the relevance of the ads we deliver;

•	regarding our actions to reduce the number of accidental clicks;

•	that we will continue to make significant capital expenditure investments;

•	that the growth rate of our costs and expenses may exceed the growth rate of our revenues;

•	that our cost of revenues and traffic acquisition costs may increase in dollars and as a percentage of revenues;

•	regarding the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	regarding quarterly fluctuations in paid clicks;

•	that we will continue to make investments and acquisitions;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding quarterly fluctuations in our effective tax rate;

•	regarding continued investments in international markets;

•	regarding the expected closing date of our proposed investment in Clearwire;

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

•

Advertisers. We provide advertisers with cost-effective ways to deliver online ads, as well as ads on offline media such as TV, print and radio, to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with their search results and content. These advertising programs provide advertisers with a cost-effective way to deliver ads to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with the search results and content they provide.

•

Google Network Members and Other Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs. These include programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver audio ads on radio broadcasts, print ads for display in newspapers and magazines, and ads on television. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with other content providers under which we distribute or license their video and other content, and we may display ads next to or as part of this content on the pages of our web sites and our Google Network members’ web sites. We share most of the fees these ads generate with these content providers and our Google Network members, thereby creating an important revenue stream for these partners.

How We Generate Revenue

Advertising revenues made up 98% of our revenues for the three months ended March 31, 2008 and 99% for the three months ended March 31, 2007. We derive the balance of our revenues from the license of our web search technology, the license of our search solutions to enterprises and the sale and license of other products and services.

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

Google AdSense refers to the online and offline programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver audio ads on radio broadcasts, print ads for display in newspapers and magazines, and ads on television broadcasts. Our AdSense programs include AdSense for search and AdSense for content.

AdSense for search is our online service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. When visitors of these web sites search either the web site or the internet using these customizable search boxes, we display relevant ads on the search results pages, targeted to match user search queries. Ads shown through AdSense for search are generally text ads.

AdSense for content is our online service for distributing ads from our advertisers that are relevant to content on our Google Network members’ sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content), themed units (which are regular text ads with graphic treatments that change seasonally and by geography) and gadget ads (which are customized “mini-sites” that run as ads on AdSense publisher web sites).

For our online AdSense program, our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on Google Network members’ web sites or, for those advertisers who choose our cost-per-impression pricing, as their ads are displayed. To date, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments based on their achieving defined performance terms, such as number of search queries or advertisements displayed. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites.

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

We also distribute our advertisers’ ads for publication in print media through our Google Print Ads program, and we recognize as revenue the fees charged advertisers when their ads are published in print media. Additionally, we distribute advertisers’ audio ads for broadcast in radio programs through our Google Audio Ads program, and we recognize as revenue the fees charged advertisers each time an ad is broadcasted or a listener responds to that ad.

In the fourth quarter of 2006, we acquired YouTube, a consumer media company for people to watch and share videos worldwide through the web. We recognize as revenue the fees charged advertisers each time an ad or a promoted video is displayed on the YouTube site.

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

•

The number and prominence of ads displayed, if any, with each search results page on our web sites and our Google Network members’ web sites, as well as with each content page on our Google Network members’ web sites.

•	The rate at which our users and users of our Google Network members’ web sites click on advertisements.

•	Our minimum fee per click.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we may continue to take steps to improve the relevance of the ads displayed on our web sites and our Google Network members’ web sites. These steps include removing ads that generate low click-

through rates or that send users to irrelevant or otherwise low quality sites and terminating Google Network members whose web sites do not meet our quality requirements. In addition, we may continue to take steps to reduce the number of accidental clicks. These steps could negatively affect our near-term advertising revenues.

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

We are heavily investing in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience substantial growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members and content providers and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In addition, we are incurring significant costs and expenses to support our Google Checkout product and promote its adoption by merchants and consumers, as well as promote the distribution of certain other products, including the Google Toolbar. Our full-time employee headcount has significantly increased over the last 12 months, growing from 12,238 at March 31, 2007 to 19,156 at March 31, 2008, including approximately 1,500 new employees as a result of our acquisition of DoubleClick. We also utilize a significant number of temporary employees. We also expect to continue to make significant capital expenditure investments in, among other things, information and technology infrastructure and corporate facilities. In April 2007, we launched our TSO program. We modified employee options at that time to allow them to participate in this program, and as a result we incurred a modification charge of approximately $104 million through March 31, 2008 related to vested options, and we expect to incur an additional modification charge of approximately $125 million related to unvested options over their remaining vesting periods through the second quarter of 2011. In addition, the fair value of each option granted under the TSO program will be greater than it would have been otherwise because of a longer expected life, resulting in more stock-based compensation per option. As a result of all of the above, the growth rate of our costs and expenses may exceed the growth rate of our revenues.

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

Our international revenues grew as a percentage of our total revenues to 51% in the three months ended March 31, 2008 from 48% in the three months ended December 31, 2007 and from 47% in the three months ended March 31, 2007. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets, as well as an increase in the value of the Euro, the British pound and other foreign currencies compared to the U.S. dollar over these periods. The increase in the proportion of international revenues derived from international markets increases our exposure to fluctuations in foreign currency to U.S. dollar exchange rates.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.1	40.5	40.7
Research and development	11.1	13.1	13.0
Sales and marketing	8.3	8.8	8.6
General and administrative	7.2	7.8	7.9

Total costs and expenses	66.7	70.2	70.2

Income from operations	33.3	29.8	29.8
Interest income and other, net	3.6	3.5	3.2

Income before income taxes	36.9	33.3	33.0
Provision for income taxes	9.5	8.3	7.8

Net income	27.4%	25.0%	25.2%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions, unaudited):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
Advertising revenues:
Google web sites	$2,282.1	$3,121.6	$3,400.4
Google Network web sites	1,345.4	1,635.8	1,686.1

Total advertising revenues	3,627.5	4,757.4	5,086.5
Licensing and other revenues	36.5	69.3	99.5

Revenues	$3,664.0	$4,826.7	$5,186.0

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended
	March 31, 2007	December, 31, 2007	March 31, 2008
Advertising revenues:
Google web sites	62%	65%	66%
Google Network web sites	37	34	32

Total advertising revenues	99	99	98
Google web sites as % of advertising revenues	63	66	67
Google Network web sites as % of advertising revenues	37	34	33
Licensing and other revenues	1%	1%	2%

Growth in our revenues in the three months ended March 31, 2008 compared to the three months ended December 31, 2007 resulted primarily from growth in advertising revenues for Google web sites, and to a lesser extent, Google Network web sites. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from an increase in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic on our web sites, certain monetization improvements and the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members and distribution partners.

Growth in our revenues in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 resulted primarily from growth in advertising revenues for Google web sites and Google Network web sites. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from increases in the total number of paid clicks and ads displayed through our programs, rather than from changes in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic on both our web sites and those of our Google Network members, certain improvements in the monetization of increased traffic on our web sites and our Google Network member sites, the continued global expansion of our products, our advertiser base and our user base, and an increase in the number of Google Network members and distribution partners.

Improvements in our ability to ultimately monetize this increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ sites they visit. These improvements have included, for instance, a change to the formula used to determine which ads appear at the top of our search results pages, a change to consider not only a user’s current search query, but also their immediately preceding query, to determine the ads displayed on our search results pages, and a change to the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks.

Our sequential quarterly revenue growth rate decreased from 14.1% for the three months ended December 31, 2007, to 7.5% for the three months ended March 31, 2008.

The sequential quarterly revenue growth rate from Google web sites decreased from 14.1% for the three months ended December 31, 2007, to 8.9% for the three months ended March 31, 2008. The sequential quarterly revenue growth rate from our Google Network members’ web sites decreased from 12.5% for the three months ended December 31, 2007, to 3.1% for the three months ended March 31, 2008. These decreases in the sequential quarterly revenue growth rates are primarily the result of our higher revenue levels and seasonal slowdowns in internet usage and commercial queries. In addition, during the three months ended March 31, 2008, we terminated relationships with certain Google Network members who did not comply with our AdSense policies, which adversely affected our revenues. The sequential quarterly revenue growth from our web sites has been greater than that from our Google Network members’ web sites primarily as a result of a greater increase in the total number of paid clicks on our web sites, which was largely due to higher traffic growth and monetization improvements. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Aggregate paid clicks on our web sites and our Google Network members’ web sites increased approximately 4% from the three months ended December 31, 2007 to the three months ended March 31, 2008, and increased approximately 20% from the three months ended March 31, 2007 to the three months ended March 31, 2008. In general, the increase in paid clicks has historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords and the revenue growth rates on our web sites compared to those of our Google Network members. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations.

We believe that the increase in the number of paid clicks and ads displayed through our programs is substantially the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners. Revenues realized through the Google Print Ads Program, Google Audio Ads, Google TV Ads, Google Checkout, YouTube, Postini and DoubleClick were not material in any of the periods presented.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below (unaudited):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
	(unaudited)
United States	53%	52%	49%
United Kingdom	16%	14%	15%
Rest of the world	31%	34%	36%

The growth in international revenues in the three months ended March 31, 2008 compared to the three months ended December 31, 2007 and the three months ended March 31, 2007 resulted largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets. Furthermore, the growth in international revenues from the three months ended December 31, 2007 to the three months ended March 31, 2008 resulted from seasonally stronger traffic and monetization in certain advertising verticals, such as travel and finance in the United Kingdom and certain other countries compared to the U.S.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British pound) in the three months ended March 31, 2008 compared to the three months ended December 31, 2007 had a favorable impact on our international revenues, which increased $329.8 million. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $18.1 million, or 0.3%, lower. The weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British pound) in the three months ended March 31, 2008 compared to the three months ended March 31, 2007 had a favorable impact on our international revenues, which increased $945.0 million. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $202.0 million, or 3.9%, lower.

Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2008 or thereafter. See Note 14 of Notes to Consolidated Financial Statements included as part of this Form 10-Q for additional information about geographic areas.

Costs and Expenses

Cost of Revenues.

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense arrangements and to certain other partners (our “distribution partners”) who distribute our toolbar and other products (collectively referred to as “access points”) or otherwise direct search queries to our web site (collectively referred to as “distribution arrangements”). These amounts are primarily based on the revenue share arrangements with our Google Network members and distribution partners. Certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. The fees are paid when the access points are delivered or based on revenue share and are non-refundable. Further, the arrangements are terminable at will, although under the terms of certain contracts we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these arrangements over the estimated useful lives of the access points (two years) to the extent we can reasonably estimate those lives and they are longer than one year, or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenue.

In addition, certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. These fees may be paid in advance or in arrears and are non-refundable but are subject to adjustment based on the achievement of the defined performance terms. In addition, the arrangements are terminable at will, although under the terms of certain contracts we or our Google Network members may be subject to penalties in the event of early termination. To the extent we expect revenues generated under an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater. Otherwise, we recognize the guaranteed revenue share payments as traffic acquisition costs on a straight-line basis over the term of the related agreements. In addition, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements.

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

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
	(unaudited)
Cost of revenues	$1,470.4	$1,955.8	$2,110.5
Cost of revenues as a percentage of revenues	40.7%	40.5%	40.7%

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
Traffic acquisition costs	$1,125.0	$1,439.8	$1,486.4
Traffic acquisition costs as a percentage of advertising revenues	31.0%	30.3%	29.2%

Cost of revenues increased $154.7 million from the three months ended December 31, 2007 to the three months ended March 31, 2008. There was an increase in data center costs of $66.0 million primarily as a result of the depreciation of additional information technology assets and data center buildings as well as additional personnel required to manage the data centers. Over this same period there was an increase in traffic acquisition costs of $46.6 million, which includes an increase of $17.9 million in fees related to distribution arrangements. In addition, there was an increase in content acquisition costs of $27.0 million and an increase in amortization of intangible assets of $10.0 million primarily as a result of our acquisition of DoubleClick. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased $640.1 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. Over the same period there was an increase in traffic acquisition costs of $361.4 million primarily resulting from more advertiser fees generated through our AdSense program, and to a lesser extent, an increase of $70.0 million in fees related to distribution arrangements, and an increase in data center costs of $196.8 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in content acquisition costs of $31.7 million and an increase in the amortization of intangible assets of $24.3 million primarily resulting from acquisitions in the current and prior periods, and an increase in credit card and other transaction processing fees of $13.4 million resulting from more advertiser fees being generated through AdWords. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

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

•

whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements, including arrangements with guaranteed minimum payments.

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
	(unaudited)
Research and development expenses	$408.4	$630.8	$673.1
Research and development expenses as a percentage of revenues	11.1%	13.1%	13.0%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $42.3 million from the three months ended December 31, 2007 to the three months ended March 31, 2008. This increase was primarily due to an increase in stock-based compensation of $32.4 million. In addition, labor and facilities related costs increased $20.7 million as a result of a 13% increase in research and development headcount which also includes the increased headcount resulting from our acquisition of DoubleClick.

Research and development expenses increased $264.7 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase was primarily due to an increase in labor and facilities related costs of $149.2 million as a result of a 60% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $73.0 million, an increase in fees for professional services of $22.7 million and an increase in depreciation and related expenses of $11.4 million due to our increased capital expenditures.

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

Sales and Marketing.

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
	(unaudited)
Sales and marketing expenses	$302.6	$422.3	$446.9
Sales and marketing expenses as a percentage of revenues	8.3%	8.8%	8.6%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $24.6 million from the three months ended December 31, 2007 to the three months ended March 31, 2008. This increase was primarily due to an increase in labor and facilities related costs of $29.4 million mostly as a result of a 16% increase in sales and marketing headcount which also includes the increased headcount resulting from our acquisition of DoubleClick. This increase was partially offset by a decrease in advertising and promotional activities.

Sales and marketing expenses increased $144.3 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase was primarily due to an increase in labor and facilities related costs of $106.3 million mostly as a result of a 54% increase in sales and marketing headcount, as well as an increase in stock-based compensation expense of $15.3 million.

We anticipate sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2008 and future periods as we continue to expand our business on a worldwide basis. A significant portion of these increases relate to our plan to hire additional personnel and increase advertising and promotional expenditures to increase the level of service we provide to our advertisers and Google Network members. We also plan to add more international sales personnel to support our worldwide expansion.

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
	(unaudited)
General and administrative expenses	$261.4	$377.0	$409.3
General and administrative expenses as a percentage of revenues	7.2%	7.8%	7.9%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $32.3 million from the three months ended December 31, 2007 to the three months ended March 31, 2008, primarily due to an increase in bad debt expense of $21.2 million as a result of increased risk in this area. In addition, there was an increase in fees for professional services of $14.7 million.

General and administrative expenses increased $147.9 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. This increase was primarily due to an increase in labor and facilities related costs of $47.2 million primarily as a result of a 59% increase in headcount. In addition, there was an increase in fees for professional services of $40.3 million and an increase in depreciation related expense of $10.5 million.

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

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
	(unaudited)
Stock-based compensation	$183.9	$245.3	$280.8
Stock-based compensation as a percentage of revenues	5.0%	5.1%	5.4%

Stock-based compensation increased $35.5 million from the three months ended December 31, 2007 to the three months ended March 31, 2008, and $96.9 million from the three months ended March 31, 2007 to the three months ended March 31, 2008. These increases were primarily due to additional stock awards issued to existing and new employees.

We expect stock-based compensation to be approximately $1.1 billion in 2008 and $1.9 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to March 31, 2008 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations. We currently anticipate that dilution related to all equity grants to employees will be at or below 2% this year.

Interest Income and Other, Net

Interest income and other of $167.3 million in the three months ended March 31, 2008 primarily consisted of $122.0 million of interest income earned on our cash, cash equivalents and marketable securities balances. In addition, we recognized $46.6 million of realized gains on sales of marketable securities.

Interest income and other of $130.7 million in the three months ended March 31, 2007 primarily consisted of $130.5 million of interest income earned on our cash, cash equivalents and marketable securities balances.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2007	December 31, 2007	March 31, 2008
	(unaudited)
Provision for income taxes	$349.8	$401.6	$406.5
Effective tax rate	25.9%	25.0%	23.7%

Our effective tax rate decreased from the three months ended December 31, 2007 to the three months ended March 31, 2008, primarily as a result of proportionately more of our annual earnings expected to be realized in countries where we have lower statutory tax rates in 2008 compared to 2007.

Our provision for income taxes increased from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period. Our effective tax rate decreased from the three months ended March 31, 2007 to the three months ended March 31, 2008, primarily as a result of proportionately more of our annual earnings expected to be realized in countries where we have lower statutory tax rates in 2008 compared to 2007.

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

Liquidity and Capital Resources

In summary, our cash flows were (in millions, unaudited):

	Three Months Ended March 31,
	2007	2008
	(unaudited)
Net cash provided by operating activities	$1,219.6	$1,779.4
Net cash used in investing activities	(777.1)	(1,407.0)
Net cash provided by financing activities	88.5	28.7

At March 31, 2008, we had $12.1 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits as well as U.S. corporate securities. Marketable securities also include auction rate securities (“ARS”) of $259.6 million. The related auctions began to fail in February 2008. As a result, these securities are currently illiquid. Note 3 of Notes to Consolidated Financial Statements included as part of this report provides further discussion on ARS and the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2007 and March 31, 2008, we had unused letters of credit for approximately $20.4 million and $54.8 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, in-process research and development, stock-based compensation, excess tax benefits from stock-based award activity, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2008 was $1,779.4 million and consisted of net income of $1,307.1 million, adjustments for non-cash items of $483.1 million and cash used in working capital and other activities of $10.8 million. Adjustments for non-cash items primarily consisted of $280.8 million of stock-based compensation, $280.6 million of depreciation and amortization expense on property and equipment and $56.0 million of amortization of intangibles and other, partially offset by $51.1 million of excess tax benefits from stock-based award activity. In addition, changes in working capital activities primarily consisted of a decrease of $234.3 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2007 paid in the first quarter of 2008, and an increase of $223.5 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $41.6 million in prepaid revenue share, expenses and other assets, partially offset by a net increase in income taxes payable and deferred income taxes of $438.2 million (which includes the same $51.1 million of excess tax benefits from stock-based awards included under adjustments for non-cash items) and to a lesser extent by an increase in accounts payable of $53.8 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, as well as less estimated income taxes paid, in the first quarter of 2008 compared to the fourth quarter of 2007.

Cash provided by operating activities in the three months ended March 31, 2007 was $1,219.6 million and consisted of net income of $1,002.2 million, adjustments for non-cash items of $247.0 million and cash used in working capital and other activities of $29.6 million. Adjustments for non-cash items primarily consisted of $183.9 million of stock-based compensation and $170.3 million of depreciation expense on property and equipment, partially offset by $74.1 million of excess tax benefits from stock-based award activity. In addition, working capital activities primarily consisted of an increase of $185.5 million in prepaid revenue share, expenses and other assets, an increase of $153.6 million in accounts receivable due to the growth in fees billed to our advertisers, a decrease of $169.1 million in accrued expenses and other liabilities and accounts payable primarily as a result of employee bonuses for the year ended December 31, 2006 paid in the first quarter of 2007, partially offset by a net increase in income taxes payable and deferred income taxes of $399.1 million which includes the same $74.1 million of excess tax benefits from stock-based award included under adjustments for non-cash items. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, as well as less estimated income taxes paid, in the first quarter of 2007 compared to the fourth quarter of 2006.

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

Cash used in investing activities in the three months ended March 31, 2008 of $1,407.0 million was attributable to cash consideration used in acquisitions of $3,125.1 million, primarily related to the DoubleClick acquisition and capital expenditures of $841.6 million, partially offset by net proceeds received from the sales and maturities of marketable securities of $2,559.7 million. Cash used in investing activities in the three months ended March 31, 2007 of $777.1 million was attributable to net purchases of marketable securities of $145.8 million, capital expenditures of $596.9 million and cash consideration used in acquisitions and other investments of $34.4 million. Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure in 2008 and thereafter.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of March 31, 2008, our remaining contingent obligations related to these acquisitions was approximately $591 million. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. In May 2008, Clearwire Corporation and Sprint Nextel Corporation agreed to combine certain businesses to form a wireless communication company, the new Clearwire. In addition, certain other companies have collectively agreed to contribute $3.2 billion in cash to the new Clearwire or its subsidiary, including $500 million from us. The completion of this transaction is subject to customary closing conditions. We expect the transaction to close during the second half of 2008.

Also, as part of our philanthropic program, we expect to make donations as well as investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these payments to be made primarily in cash. We have authorized up to $175 million of such payments over the three years ending December 31, 2008, with any unallocated amounts to be rolled over into the following year. The majority of this authorized amount has not been spent or committed.

Cash provided by financing activities in the three months ended March 31, 2008 of $28.7 million was primarily due to excess tax benefits of $51.1 million from stock-based award activities during the period which represents a portion of the $70.3 million reduction to income taxes payable that we recorded in the first quarter of 2008 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, as well as net payments related to stock-based award activity of $22.4 million. Net payments result when the tax withholding payments we make on behalf of our employees upon the net settlement of their vested restricted stock units exceeds the cash we receive upon the exercise of stock options. Cash provided by financing activities in the three months ended March 31, 2007 of $88.5 million was primarily due to excess tax benefits of $74.1 million from stock-based award activity during the period which represents a portion of the $107.1 million reduction to income taxes payable that we recorded in the first quarter of 2007 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards. In addition, we received net proceeds from the issuance of common stock pursuant to stock-based award activity of $14.4 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At March 31, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,598.7 million through 2012 compared to $1,746.4 million at December 31, 2007.

In addition, as of a result of having adopted FIN 48 (discussed below under Income Taxes) in January 2007, we increased long-term taxes payable by $400.4 million in the year ended December 31, 2007 as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $140.3 million in the quarter ended March 31, 2008. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 25.0% and 23.7% for the three months ended December 31, 2007 and March 31, 2008, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Effect of Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

In February 2008, the FASB issued Financial Staff Positions (“FSP”) FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP FAS 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP FAS 157-2 is effective for us beginning January 1,

2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP SFAS 157-2, on our consolidated financial position and results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign exchange forward and option contracts to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (“SFAS 133”), these contracts are designated as cash flow hedges. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings or when the hedged transaction is no longer probable of occurring. The gain or loss on the ineffective portion, if any, of a hedge is recognized in earnings immediately. At March 31, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were 154.5 million Canadian dollars (or approximately $151.4 million) and $3.0 million. These foreign exchange forward contracts and options have maturities of 18 months or less. There are no other foreign exchange contracts designated as cash flow hedges, however, we may enter into similar contracts in other foreign currencies in the future. The net gains or losses on the effective and ineffective portions of these cash flow hedges were not material at March 31, 2008 and in the quarter ended March 31, 2008.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for our foreign currencies instruments could be experienced in the near term. These changes would have resulted in a decrease of $4.0 million in the fair values of our foreign currency instruments designated as cash flow hedges.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Canadian dollar and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.5 billion and $2.3 billion at December 31, 2007 and March 31, 2008. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €296.5 million (or approximately $433.4 million) and €411.4 million (or approximately $651.1 million) at December 31, 2007 and March 31, 2008. The notional principal of foreign exchange contracts to sell Euros for Taiwanese dollars was €18.7 million (or approximately $29.6 million) at March 31, 2008.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $39.7 million and $14.7 million at December 31, 2007 and March 31, 2008. The adverse impact at December 31, 2007 and March 31, 2008 is after consideration of the offsetting effect of approximately $163.7 million and $244.2 million from forward exchange contracts in place for the months of December 2007 and March 2008. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest in a variety of securities, consisting primarily of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and debt securities of corporations and municipalities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $86.7 million and $74.2 million at December 31, 2007 and March 31, 2008.

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

We generated 99% of our revenues in 2007 and 98% of our revenues for the first three months of 2008 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network, which accounted for 35% of our revenues in 2007 and 32% of our revenues in the three months ended March 31, 2008. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

We do not have a great deal of experience acquiring companies, and the companies we have acquired have typically been small. However, recently, we have closed a number of larger acquisitions, including our acquisitions of DoubleClick, Postini and YouTube, and are in the process of integrating these businesses into our own. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Coordination of product, engineering and sales and marketing functions.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retention of employees from the businesses we acquire.

•	Integration of the acquired company’s accounting, management information, human resource and other administrative systems.

•	Liability for activities of the acquired company before the acquisition, including violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

In addition, foreign acquisitions involve unique risks in addition to those mentioned above, including those related to integration of operations across different cultures and languages, currency risks and the particular economic, political and regulatory risks associated with specific countries.

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and strategic investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities and harm our business generally.

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

International revenues accounted for approximately 51% of our total revenues in the first three months of 2008, and more than half of our user traffic came from outside the U.S. during this period. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating or have recently litigated similar issues in other cases in the U.S., Australia, Austria, Brazil, China, France, Germany, Israel and Italy.

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

We have also experienced an increase in patent lawsuits filed against us alleging that certain of our products and services, including Google Web Search, Google AdWords, and Google AdSense, infringe another party’s patents. Adverse results in these lawsuits may include awards of substantial monetary damages, obligations to pay licensing fees and/or orders preventing us from offering certain features, functionalities, products or services, which could result in a loss of revenue for us or otherwise harm our business.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At March 31, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.60 billion through 2012 compared to $1.75 billion at December 31, 2007. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2008, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of March 31, 2008, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 89% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three month period ended March 31, 2008:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
January 1-31	—	—	—	—	—	—
February 1-29	66,400	$19,789	$2,756	$298.10	$241.26	$41.52
March 1-31	—	—	—	—	—	—

Total (except weighted-average amounts)	66,400	$19,789	$2,756	$298.10	$241.26	$41.52

(1)	The TSO program is generally active during regular NASDAQ trading hours when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

ITEM 6.	EXHIBITS

Exhibit Number		Description

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 (a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 (a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date:	May 12, 2008	By:	/s/ GEORGE REYES
George Reyes Senior Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 (a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 (a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.

‡	Furnished herewith.