Form 10-Q
period 2008-06-30
Google Inc.
filed 2008-08-07
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

At July 31, 2008, there were 239,109,856 shares of Google’s Class A common stock and 75,336,583 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,081,593	$7,363,536
Marketable securities	8,137,020	5,370,133
Accounts receivable, net of allowance of $32,887 and $67,326	2,162,521	2,641,901
Deferred income taxes, net	68,538	94,402
Income taxes receivable, net	145,253	—
Prepaid revenue share, expenses and other assets	694,213	846,865

Total current assets	17,289,138	16,316,837
Prepaid revenue share, expenses and other assets, non-current	168,530	444,844
Deferred income taxes, net, non-current	33,219	220,079
Non-marketable equity securities	1,059,694	1,067,520
Property and equipment, net	4,039,261	5,137,710
Intangible assets, net	446,596	1,138,991
Goodwill	2,299,368	4,853,805

Total assets	$25,335,806	$29,179,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$282,106	$439,281
Accrued compensation and benefits	588,390	493,284
Accrued expenses and other current liabilities	465,032	555,117
Accrued revenue share	522,001	517,287
Deferred revenue	178,073	197,433
Income taxes payable, net	—	143,113

Total current liabilities	2,035,602	2,345,515
Deferred revenue, non-current	30,249	30,933
Deferred income taxes, net, non-current	—	22,197
Income taxes payable, non-current	478,372	711,827
Other long-term liabilities	101,904	156,299
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 312,917 (Class A 236,097, Class B 76,820) and par value of $313 (Class A $236, Class B $77) and 314,253 (Class A 238,889, Class B 75,364) and par value of $314 (Class A $239, Class B $75) shares issued and outstanding, excluding 361 (Class A 336, Class B 25) and 101 (Class A 99, Class B 2) shares subject to repurchase at December 31, 2007 and June 30, 2008	313	314
Additional paid-in capital	13,241,221	13,904,271
Accumulated other comprehensive income	113,373	119,181
Retained earnings	9,334,772	11,889,249

Total stockholders’ equity	22,689,679	25,913,015

Total liabilities and stockholders’ equity	$25,335,806	$29,179,786

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(unaudited)
Revenues	$3,871,985	$5,367,212	$7,535,956	$10,553,255
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $7,659, $9,363, $12,048 and $18,511)	1,560,255	2,147,575	3,030,682	4,258,111
Research and development (including stock-based compensation expense of $156,983, $187,281, $277,771 and $381,081)	532,106	682,210	940,490	1,355,279
Sales and marketing (including stock-based compensation expense of $36,385, $42,593, $63,635 and $85,169)	355,604	484,552	658,156	931,450
General and administrative (including stock-based compensation expense of $40,497, $33,539, $71,936 and $68,794)	319,405	474,910	580,804	884,215

Total costs and expenses	2,767,370	3,789,247	5,210,132	7,429,055

Income from operations	1,104,615	1,577,965	2,325,824	3,124,200
Interest income and other, net	137,130	57,923	267,859	225,266

Income before income taxes	1,241,745	1,635,888	2,593,683	3,349,466
Provision for income taxes	316,625	388,497	666,401	794,989

Net income	$925,120	$1,247,391	$1,927,282	$2,554,477

Net income per share of Class A and Class B common stock:
Basic	$2.98	$3.97	$6.22	$8.15

Diluted	$2.93	$3.92	$6.12	$8.04

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2007	2008
	(unaudited)
Operating activities
Net income	$1,927,282	$2,554,477
Adjustments:
Depreciation and amortization of property and equipment	358,426	589,280
Amortization of intangibles and other	69,921	138,851
Stock-based compensation	425,390	553,555
Excess tax benefits from stock-based award activity	(179,815)	(94,979)
Deferred income taxes	(182,441)	(105,890)
Other, net	(35)	(24,658)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(325,034)	(296,376)
Income taxes, net	515,848	528,359
Prepaid revenue share, expenses and other assets	(207,524)	(182,803)
Accounts payable	(74,662)	39,237
Accrued expenses and other liabilities	20,881	(147,251)
Accrued revenue share	82,152	(16,450)
Deferred revenue	19,130	10,248

Net cash provided by operating activities	2,449,519	3,545,600

Investing activities
Purchases of property and equipment	(1,171,991)	(1,539,114)
Purchases of marketable securities	(7,343,870)	(4,921,310)
Maturities and sales of marketable securities	7,017,218	7,416,559
Investments in non-marketable equity securities	(10,288)	(9,492)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(207,540)	(3,312,270)

Net cash used in investing activities	(1,716,471)	(2,365,627)

Financing activities
Net proceeds (payments) related to stock-based award activity	28,824	(22,746)
Excess tax benefits from stock-based award activity	179,815	94,979

Net cash provided by financing activities	208,639	72,233

Effect of exchange rate changes on cash and cash equivalents	7,294	29,737

Net increase in cash and cash equivalents	948,981	1,281,943
Cash and cash equivalents at beginning of year	3,544,671	6,081,593

Cash and cash equivalents at end of period	$4,493,652	$7,363,536

Supplemental disclosures of cash flow information
Cash paid for interest	$586	$947

Cash paid for income taxes	$333,874	$378,550

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of June 30, 2008, the Consolidated Statements of Income for the three and six months ended June 30, 2007 and 2008, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2007 and 2008 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2008, our results of operations for the three and six months ended June 30, 2007 and 2008, and our cash flows for the six months ended June 30, 2007 and 2008. The results of operations for the three and six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

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

In February 2008, the FASB issued Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all

nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

Note 2. Net Income per Share of Class A and Class B common stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts, unaudited):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2008		2007		2008
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$687,241	$237,879	$947,389	$300,002	$1,427,701	$499,581	$1,935,792	$618,685
Denominator:
Weighted average common shares outstanding	231,290	79,974	238,481	75,481	230,338	80,508	237,748	75,935
Less: Weighted average unvested common shares subject to repurchase or cancellation	(677)	(151)	(138)	(7)	(786)	(184)	(197)	(13)

Number of shares used in per share computations	230,613	79,823	238,343	75,474	229,552	80,324	237,551	75,922

Basic net income per share	$2.98	$2.98	$3.97	$3.97	$6.22	$6.22	$8.15	$8.15

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$687,241	$237,879	$947,389	$300,002	$1,427,701	$499,581	$1,935,792	$618,685
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	237,879	—	300,002	—	499,581	—	618,685	—

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2007		2008		2007		2008
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Reallocation of undistributed earnings to Class B shares	—	(1,508)	—	(2,889)	—	(2,752)	—	(5,738)

Allocation of undistributed earnings	$925,120	$236,371	$1,247,391	$297,113	$1,927,282	$496,829	$2,554,477	$612,947
Denominator:
Number of shares used in basic computation	230,613	79,823	238,343	75,474	229,552	80,324	237,551	75,922
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	79,823	—	75,474	—	80,324	—	75,922	—
Unvested common shares subject to repurchase or cancellation	828	151	145	7	970	184	210	13
Employee stock options including warrants issued under TSO program (see Note 12)	3,289	629	3,269	268	3,446	738	3,256	299
Restricted shares and restricted stock units	916	—	792	—	878	—	769	—

Number of shares used in per share computations	315,469	80,603	318,023	75,749	315,170	81,246	317,708	76,234

Diluted net income per share	$2.93	$2.93	$3.92	$3.92	$6.12	$6.12	$8.04	$8.04

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

Note 3. Cash and Investments

We have classified our investments in auction rate securities as non-current assets on the accompanying Consolidated Balance Sheet at June 30, 2008. These securities had previously been classified as marketable securities. As a result, these amounts have been excluded from the June 30, 2008 balances in the tables below.

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Cash and cash equivalents:
Cash	$2,869,528	$3,469,814
Cash equivalents:
U.S. government agencies	110,272	176,699
Municipal securities	232,278	113,575
Time deposits	500,000	1,000,000
Money market mutual funds	2,369,515	2,603,448

Total cash and cash equivalents	6,081,593	7,363,536

Marketable securities:
U.S. government notes	475,781	195,147
U.S. government agencies	2,120,972	760,814
Municipal securities	4,991,564	4,414,172
Time deposits	500,000	—
Auction rate preferred securities	48,703	—

Total marketable securities	8,137,020	5,370,133

Total cash, cash equivalents and marketable securities	$14,218,613	$12,733,669

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$472,040	$3,745	$(4)	$475,781
U.S. government agencies	2,102,710	18,306	(44)	2,120,972
Municipal securities	4,975,587	16,308	(331)	4,991,564
Time deposits	500,000	—	—	500,000
Auction rate preferred securities	48,703	—	—	48,703

Total marketable securities	$8,099,040	$38,359	$(379)	$8,137,020

	As of June 30, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government notes	$196,579	$183	$(1,615)	$195,147
U.S. government agencies	762,682	169	(2,037)	760,814
Municipal securities	4,410,163	17,856	(13,847)	4,414,172

Total marketable securities	$5,369,424	$18,208	$(17,499)	$5,370,133

Bank time deposits were held by institutions outside the U.S. at December 31, 2007 and at June 30, 2008.

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2007 and June 30, 2008. Gross realized gains and losses were not material in the three and six months ended June 30, 2007 and gross realized losses were not material in the three and six months ended June 30, 2008. We recognized gross realized gains of $8.1 million and $58.9 million on the sale of our marketable securities during the three and six months ended June 30, 2008. There were no other-than-temporary impairments to our marketable securities in the three and six months ended June 30, 2007 and 2008. Realized gains and losses are included in interest income and other, net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Due within 1 year	$1,964,325	$849,191
Due in 1 to 5 years	3,359,472	2,964,942
Due in 5 to 10 years	310,332	235,478
Due after 10 years	2,454,188	1,320,522

Total marketable debt securities	$8,088,317	$5,370,133

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2007 and June 30, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$30,525	$(4)	$—	$—	$30,525	$(4)
U.S. government agencies	98,682	(41)	19,993	(3)	118,675	(44)
Municipal securities	270,708	(227)	54,832	(104)	325,540	(331)

Total	$399,915	$(272)	$74,825	$(107)	$474,740	$(379)

	As of June 30, 2008
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$144,277	$(1,615)	$144,277	$(1,615)
U.S. government agencies	517,553	(2,037)	517,553	(2,037)
Municipal securities	1,419,029	(13,847)	1,419,029	(13,847)

Total	$2,080,859	$(17,499)	$2,080,859	$(17,499)

As of June 30, 2008, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At June 30, 2008, we held $241.8 million of auction rate securities. The assets underlying these investments are primarily student loans which are substantially guaranteed by the U.S. government. Historically, these securities have provided liquidity through a Dutch auction at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in February 2008. As a result, these securities do not have a readily determinable market value and are not liquid. To determine their estimated fair values at June 30, 2008, we used a discounted cash flow model based on estimated interest rates over the period of time we expect to hold these securities. Based on this analysis, we recorded a temporary impairment of $18.9 million ($11.3 million, net of tax effect) to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at June 30, 2008 (see Note 5).

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, they have been classified as non-current assets on our Consolidated Balance Sheet at June 30, 2008.

Investment in America Online (“AOL”)

We review our investment in AOL for impairment in accordance with FSP SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). Based on our review, we believe our investment in AOL may be impaired. After consideration of the duration of the impairment, as well as the reasons for any decline in value and the potential recovery period, we do not believe that such impairment is “other-than-temporary” at June 30, 2008 as defined under FSP 115-1. As a result, our investment in this non-marketable equity security is carried at cost on our Consolidated Balance Sheets. We will continue to review this investment for impairment in the future. There can be no assurance that impairment charges will not be required in the future, and any such amounts may be material to our Consolidated Statements of Income.

Note 4. Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our program is not designated for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded in the accompanying Consolidated Statements of Income as interest income and other, net, or as part of revenues, or on the accompanying Consolidated Balance Sheets as accumulated other comprehensive income.

Cash Flow Hedges

We use a combination of forward contracts and options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified to revenues when the hedged exposure affects revenues or as interest income and other, net, if the hedged transaction becomes probable of not occurring. The effective portion of our cash flow hedges, which we reclassified to revenues from accumulated other comprehensive income, was $4.8 million for the three and six months ended June 30, 2008. Any gain or loss after a hedge is de-designated because the hedged transaction is no longer probable of occurring or related to an ineffective portion of a hedge is recognized as interest income and other, net, immediately. The ineffective portion of our cash flow hedges was not material for the three and six months ended June 30, 2008. Further, the amount excluded from our assessment of hedge effectiveness—e.g., the premium paid for an option whose strike price is equal to or greater than the market price on the date of purchase (the “time value”)—is recorded as an asset. Thereafter, any change to this “time value” is included in interest income and other, net. Amounts excluded from our assessment of hedge effectiveness were $27.4 million and $29.0 million for the three and six months ended June 30, 2008.

At June 30, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.7 billion (or approximately $2.6 billion) and $60.4 million. In addition, at June 30, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were 233.7 million Canadian dollars (or approximately $223.4 million) and $3.0 million. These foreign exchange forward contracts and options have maturities of 18 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133 consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. Gains and losses on these contracts as well as the related costs are included in interest income and other, net, along with the gains and losses of the related hedged items. During the three and six months ended June 30, 2008, we recognized $11.6 million and $13.9 million of costs related to these contracts. Costs incurred during the three and six months ended June 30, 2007 were not material. The fair value of these foreign exchange contracts was not material at December 31, 2007 and June 30, 2008. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.5 billion and $2.3 billion at December 31, 2007 and June 30, 2008. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €296.5 million (or approximately $433.4 million) and €533.0 million (or approximately $838.1 million) at December 31, 2007 and June 30, 2008. The notional principal of foreign exchange contracts to sell Euros for Taiwanese dollars was €25.2 million (or approximately $39.7 million) at June 30, 2008.

Note 5. Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

In accordance with SFAS 157, we measure our cash equivalents, marketable securities, auction rate securities and foreign currency derivative contracts at fair value. Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model (see Note 3). Some of the inputs to this model are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments in inactive markets.

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
U.S. government agencies	$176,699	$—	$176,699	$—
Municipal securities	113,575	—	113,575	—
Time deposits	1,000,000	—	1,000,000	—
Money market mutual funds	2,603,448	2,603,448	—	—
Marketable securities:
U.S. government notes	195,147	—	195,147	—
U.S. government agencies	760,814	—	760,814	—
Municipal securities	4,414,172	—	4,414,172	—
Foreign currency derivative contracts	64,824	—	64,824	—
Auction rate securities	241,841	—	—	241,841

Total assets	$9,570,520	$2,603,448	$6,725,231	$241,841
Liabilities
Foreign currency derivative contracts	$777	$—	$777	$—

Total liabilities	$777	$—	$777	$—

The following table presents our assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at June 30, 2008 (unaudited, in thousands):

Level 3
Balance at December 31, 2007	$—
Transfers to Level 3	311,225
Unrealized loss included in other comprehensive income	(18,853)
Net settlements	(50,531)

Balance at June 30, 2008	$241,841

Effective January 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of June 30, 2008, we did not elect such option for our financial instruments and liabilities.

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Information technology assets	$2,734,916	$3,186,816
Construction in process	1,364,651	2,214,021
Land and buildings	951,334	1,018,804
Leasehold improvements	416,884	531,683
Furniture and fixtures	52,127	61,679

Total	5,519,912	7,013,003
Less accumulated depreciation and amortization	1,480,651	1,875,293

Property and equipment, net	$4,039,261	$5,137,710

Note 7. Acquisitions

In March 2008, we acquired Click Holding Corp. (“DoubleClick”), a company that offers online ad serving and management services to advertisers, ad agencies and web site publishers. We acquired DoubleClick primarily for their customer relationships, as well as patents and developed technology. This transaction was accounted for as a business combination. The total purchase price was $3.2 billion paid in cash, including transaction costs of $70.4 million.

The preliminary allocation of the purchase price was based upon our preliminary estimates and assumptions which may be subject to change. The primary areas of the purchase price allocation that are not yet finalized are related to restructuring activities, income taxes and residual goodwill. The following table summarizes the allocation of the purchase price of DoubleClick (unaudited, in thousands):

Goodwill	$2,371,440
Customer relationships	637,200
Patents and developed technology	143,400
Tradenames and other	28,300
Net assets acquired	98,042
Deferred tax assets	269,037
Deferred tax liabilities	(301,179)

Total	$3,246,240

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

Supplemental information on an unaudited pro forma basis, as if the DoubleClick acquisition had been consummated at the beginning of each of the periods presented, is as follows (in millions, except per share amounts):

	Six Months Ended June 30,
	2007	2008
	(unaudited)
Revenues	$7,684	$10,623
Net income	1,793	2,519
Net income per share of Class A and Class B common stock - diluted	5.69	7.93

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

In connection with certain acquisitions in prior periods, we are obligated to make additional cash payments if certain criteria are met. As of June 30, 2008, our remaining contingent obligations related to these acquisitions was approximately $581 million, which if the criteria are met, would be recorded as part of the purchase price. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2008 are as follows (in thousands):

Balance as of December 31, 2007	$2,299,368
Goodwill acquired	2,372,474
Goodwill adjustment	181,963

Balance as of June 30, 2008	$4,853,805

The goodwill adjustment of $182.0 million was primarily a result of contingent payments earned upon the achievement of certain performance targets.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$364,937	$179,102	$185,835
Customer relationships	171,876	37,738	134,138
Tradenames and other	196,392	69,769	126,623

Total	$733,205	$286,609	$446,596

	As of June 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(unaudited)
Patents and developed technology	$522,279	$237,980	$284,299
Customer relationships	809,076	89,116	719,960
Tradenames and other	229,452	94,720	134,732

Total	$1,560,807	$421,816	$1,138,991

In addition, during the six months ended June 30, 2008, we capitalized intangible assets of $13.9 million, paid in cash, primarily related to milestone payments for acquisitions completed prior to 2008.

Amortization expense of acquisition-related intangible assets for the three and six months ended June 30, 2007 was $34.3 million and $70.6 million and for the three and six months ended June 30, 2008 was $80.0 million and $135.0 million. Expected amortization expense for acquisition-related intangible assets on our June 30, 2008 Consolidated Balance Sheet for the remainder of 2008 and each of the next five years and thereafter is as follows (unaudited, in thousands):

Remainder of 2008	$148,043
2009	249,952
2010	219,204
2011	166,979
2012	129,730
2013	103,671
Thereafter	113,314

$1,130,893

Note 9. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(unaudited)
Interest income	$137,984	$88,086	$268,460	$210,089
Realized gains (losses) on marketable securities, net	(1,024)	7,252	7,028	53,823
Foreign exchange gains (losses), net	594	(42,733)	(5,075)	(41,007)
Other	(424)	5,318	(2,554)	2,361

Interest income and other, net	$137,130	$57,923	$267,859	$225,266

Note 10. Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(unaudited)
Net income	$925,120	$1,247,391	$1,927,282	$2,554,477
Change in unrealized losses on marketable securities, net	(14,532)	(23,283)	(13,651)	(33,091)
Change in cumulative translation adjustment and other	6,839	9,048	19,588	38,899

Comprehensive income	$917,427	$1,233,156	$1,933,219	$2,560,285

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Unrealized gains (losses) on marketable securities, net	$22,501	$(10,590)
Cumulative translation adjustment and other	90,872	129,771

Accumulated other comprehensive income	$113,373	$119,181

Note 11. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, China, France, Germany, Israel and Italy.

We have also had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search and YouTube, infringe their rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, our business could be harmed in the event of an adverse result in any of these claims.

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Google Web Search, Google AdWords, and Google AdSense, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation rulings, could prevent us from offering certain features, functionalities, products or services, which could result in a loss of revenue for us or otherwise harm our business.

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

Note 12. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(unaudited)
Risk-free interest rate	4.8%	3.0%	4.7%	2.9%
Expected volatility	29%	36%	30%	35%
Expected life (in years)	5.7	5.3	4.2	5.3
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$181.01	$197.26	$149.33	$235.51

The following table summarizes the activity for our options for the six months ended June 30, 2008:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2007	12,892,886	$333.62
Options granted	671,100	$437.91
Exercised (2)	(1,025,089)	$57.58
Canceled/forfeited	(287,603)	$415.26

Balance at June 30, 2008	12,251,194	$355.26	7.0	$2,259.0

Vested and exercisable as of June 30, 2008	5,500,922	$243.65	6.8	$1,555.7
Vested and exercisable as of June 30, 2008 and expected to vest thereafter (3)	11,654,746	$351.31	7.0	$2,206.5

(1)	The aggregate intrinsic value is calculated as the excess, if any, of the closing price of $526.42 of our Class A common stock on June 30, 2008 over the exercise price of the underlying awards.

(2)	Includes options vested during the period that were early exercised.

(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable and exercisable and vested stock options at June 30, 2008:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.30–94.80	1,807,175	100,746	1,706,429	5.4	$20.51	1,571,881	$18.64	1,234,913	$19.50
$117.84–$198.41	1,614,764	—	1,614,764	5.0	$176.70	1,243,569	$175.38	1,244,456	$175.37
$205.96–$298.91	1,365,935	—	1,365,935	5.7	$274.51	912,115	$273.95	912,061	$273.95
$300.97–$399.00	1,727,230	—	1,727,230	6.3	$329.78	1,034,083	$327.17	1,033,225	$327.16
$401.78–$499.07	1,598,572	—	1,598,572	8.0	$450.49	577,630	$443.75	576,832	$443.73
$500.00–594.05	3,879,698	—	3,879,698	8.9	$556.54	500,072	$508.74	499,274	$508.74
$615.95–$699.35	205,847	—	205,847	9.4	$655.46	112	$664.92	112	$664.92
$707.00–$732.94	52,073	—	52,073	9.4	$718.23	49	$707.00	49	$707.00

$ 0.30–$732.94	12,251,294	100,746	12,150,548	7.0	$355.26	5,839,511	$230.57	5,500,922	$243.65

Options outstanding at June 30, 2008 in the above tables include 100,746 options granted and exercised subsequent to March 21, 2002 that are unvested at June 30, 2008, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44. However, the computations of the weighted-average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value do not consider these unvested shares. Further, the above tables include 1,302,121 warrants held by financial institutions that were options purchased from employees under our Transferable Stock Option (“TSO”) program.

The total grant date fair value of stock options vested during the three and six months ended June 30, 2008 was $159.0 million and $320.0 million. The total grant date fair value of stock options vested during the three and six months ended June 30, 2007 was $142.4 and $288.6 million. The aggregate intrinsic value of all options exercised for the three and six months ended June 30, 2008 was $131.5 million and $359.8 million. The aggregate intrinsic value of all options exercised for the three and six months ended June 30, 2007 was $245.9 million and $644.6 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the six months ended June 30, 2008, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 377,722 at a total value of $109.9 million, or an average of $290.84 per share, and an average premium of $36.32 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At June 30, 2008, the number of options eligible for participation under the TSO program was 8.5 million.

As of June 30, 2008, there was $954.6 million of unrecognized compensation cost related to outstanding employee stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.8 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units and restricted shares for the six months ended June 30, 2008:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted-Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2007	2,990,222	$526.92
Granted	1,163,759	$476.84
Vested	(361,171)	$394.21
Forfeited	(193,806)	$519.33

Unvested at June 30, 2008	3,599,004	$523.85

Expected to vest after June 30, 2008 (1)	3,330,158	$523.85

(1)	Restricted stock units and restricted shares expected to vest reflect an estimated forfeiture rate.

As of June 30, 2008, there was $1,506.2 million of unrecognized compensation cost related to employee unvested restricted stock units and restricted shares, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.2 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Our total unrecognized tax benefits as of December 31, 2007 and June 30, 2008 were $387.2 million and $583.7 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $283.5 million and $437.0 million as of December 31, 2007 and June 30, 2008. The increase in our unrecognized tax benefits during the six months ended June 30, 2008 was primarily related to uncertain tax positions on our international structure.

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

Revenues by geography are based on the billing addresses of the advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
Revenues:
United States	$2,027,942	$2,535,474	$2,567,024	$3,986,324	$5,102,498
United Kingdom	599,514	802,973	773,958	1,177,873	1,576,931
Rest of the world	1,244,529	1,847,596	2,026,230	2,371,759	3,873,826

Total revenues	$3,871,985	$5,186,043	$5,367,212	$7,535,956	$10,553,255

	As of December 31, 2007	As of June 30, 2008
		(unaudited)
Long-lived assets:
United States	$7,334,877	$11,540,071
International	711,791	1,322,878

Total long-lived assets	$8,046,668	$12,862,949

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth and growth rate of our operations, business, revenues, operating margins, costs and expenses;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	regarding our future stock-based compensation charges;

•	regarding our dilution related to all equity grants to employees;

•	regarding the steps we take to improve the relevance of the ads we deliver;

•	regarding our actions to reduce the number of accidental clicks;

•	that we will continue to make significant capital expenditure investments;

•	regarding future acquisitions and investments;

•	that our cost of revenues and traffic acquisition costs may increase in dollars and as a percentage of revenues;

•	regarding the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	regarding the increase of costs related to hedging activity under our foreign exchange risk management program;

•	regarding quarterly fluctuations in paid clicks;

•	that we will continue to make investments and acquisitions;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding quarterly fluctuations in our effective tax rate;

•	regarding continued investments in international markets;

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top internet property and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create and organize information that is useful to them.

•

Advertisers. We provide advertisers with cost-effective ways to deliver online ads, as well as ads on traditional media such as TV, print and radio, to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with their search results and content.

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

How We Generate Revenue

Advertising revenues made up 97% of our revenues for the three and six months ended June 30, 2008 and 99% for the three and six months ended June 30, 2007. We derive most of our additional revenues from offering internet ad serving and management services to advertisers and ad agencies, the license of our web search technology and the license of our search solutions to enterprises.

Google AdWords is our automated online program that enables advertisers to place targeted text-based and display ads on our web sites and our Google Network members’ web sites. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our web sites and our Google Network members’ web sites as specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the ads that appears next to the search results on our web sites or next to the search results or content on our Google Network members’ web sites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on the Google Network members’ web sites. Our AdWords agreements are generally terminable at any time by our advertisers.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver audio ads on radio broadcasts, print ads for display in newspapers and magazines, and ads on television broadcasts. Our AdSense programs include AdSense for search and AdSense for content.

AdSense for search is our online service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. When visitors of these web sites search either the web site or the internet using these customizable search boxes, we display relevant ads on the search results pages, targeted to match user search queries. Ads shown through AdSense for search are text ads.

AdSense for content is our online service for distributing ads from our advertisers that are relevant to content on our Google Network members’ web sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content), themed units (which are regular text ads with graphic treatments that change seasonally and by geography) and gadget ads (which are customized “mini-sites” that run as ads on AdSense publisher web sites).

For our online AdSense program, our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on our Google Network members’ web sites or, for those advertisers who choose our cost-per-impression pricing, as their ads are displayed. To date, we have paid most of these advertiser fees to the members of the Google Network, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments based on their achieving defined performance terms, such as number of search queries or advertisements displayed. Members of the Google Network do not pay any fees associated with the use of our AdSense program on their web sites.

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

We have entered into arrangements with certain content providers under which we distribute or license their video and other content. Our agreements with content providers are typically standard agreements with no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements contain provisions requiring us to pay the content providers for the content we license. In a number of these arrangements we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and Google Network members. We recognize these advertiser fees as revenue and the portion of the advertiser fees we pay to our content providers as content acquisition costs under cost of revenues. In some cases, we guarantee our content providers minimum revenue share or other payments.

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

In the third quarter of 2007, we acquired Postini, a provider of electronic communications security, compliance, and productivity software. We recognize as licensing and other revenue the fees we charge customers for hosting enterprise applications and services ratably over the term of the service arrangement.

In the first quarter of 2008, we acquired DoubleClick, a company that offers online ad serving and management services to advertisers, ad agencies and web site publishers. Fees derived from hosted, or web-based applications are recognized as licensing and other revenues in the period the advertising impressions are delivered.

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity and quality of our search results and the relevance and quality of ads displayed with each search results page.

•

The number of searches initiated at our web sites and our Google Network members’ web sites and the underlying purpose of these searches (for instance, whether they are for academic research, to find a news article, or to find a product or service).

•	The number and prominence of ads displayed on our web sites and our Google Network members’ web sites.

•	The number of visits to, and the content of, our Google Network members’ web sites and certain of our web sites and the relevance and quality of the ads we display next to this content.

•	The advertisers’ return on investment from advertising campaigns on our web sites or our Google Network members’ web sites compared to other forms of advertising.

•	The total advertising spending budgets of each advertiser.

•	The number of advertisers and the breadth of items advertised.

•	The amount we ultimately pay our Google Network members and our content providers for traffic and content compared to the amount of revenue we generate.

•	Our minimum fee per click.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels and the increasing maturity of the online advertising market in certain countries. In addition, the main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our web sites and our Google Network members’ web sites. These steps include not displaying ads that generate low click-through rates or that send users to irrelevant or otherwise low quality sites and terminating our relationships with those Google Network members whose web sites do not meet our quality requirements. In addition, we may continue to take steps to reduce the number of accidental clicks. These steps could negatively affect the growth rate of our revenues.

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

The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our web sites because most of the advertiser fees from ads served on Google Network member web sites are shared with our Google Network members. For the past four years, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

We are heavily investing in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience substantial growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members and content providers and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In addition, we are incurring significant costs and expenses to support our Google Checkout product and promote its adoption by merchants and consumers, as well as promote the distribution of certain other products, including the Google Toolbar. Our full-time employee headcount has significantly increased over the last 12 months, growing from 13,786 at June 30, 2007 to 19,604 at June 30, 2008, including approximately 1,500 new employees as a result of our acquisition of DoubleClick. We also utilize a significant number of temporary employees. We also expect to continue to make significant capital expenditure investments in, among other things, information and technology infrastructure and corporate facilities.

We expect our cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2008 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and credit card and other transaction fees, as well as content acquisition costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenue from traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments.

Our international revenues grew as a percentage of our total revenues to 52% in the three months ended June 30, 2008 from 51% in the three months ended March 31, 2008 and from 48% in the three months ended June 30, 2007. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations, and our continued progress in developing localized versions of our products in these international markets, as well as an increase in the value of the Euro, the Japanese yen and other foreign currencies compared to the U.S. dollar over these periods. The increase in the proportion of international revenues increases our exposure to fluctuations in foreign currency to U.S. dollar exchange rates.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.3	40.7	40.0	40.2	40.4
Research and development	13.7	13.0	12.7	12.5	12.8
Sales and marketing	9.2	8.6	9.0	8.7	8.8
General and administrative	8.2	7.9	8.9	7.7	8.4

Total costs and expenses	71.4	70.2	70.6	69.1	70.4

Income from operations	28.6	29.8	29.4	30.9	29.6
Interest income and other, net	3.5	3.2	1.1	3.5	2.1

Income before income taxes	32.1	33.0	30.5	34.4	31.7
Provision for income taxes	8.2	7.8	7.3	8.8	7.5

Net income	23.9%	25.2%	23.2%	25.6%	24.2%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
Advertising revenues:
Google web sites	$2,486.3	$3,400.4	$3,530.1	$4,768.4	$6,930.6
Google Network web sites	1,352.1	1,686.1	1,655.3	2,697.4	3,341.4

Total advertising revenues	3,838.4	5,086.5	5,185.4	7,465.8	10,272.0
Licensing and other revenues	33.6	99.5	181.8	70.2	281.3

Revenues	$3,872.0	$5,186.0	$5,367.2	$7,536.0	$10,553.3

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
Advertising revenues:
Google web sites	64%	66%	66%	63%	66%
Google Network web sites	35	32	31	36	31

Total advertising revenues	99	98	97	99	97
Google web sites as % of advertising revenues	65	67	68	64	67
Google Network web sites as % of advertising revenues	35	33	32	36	33
Licensing and other revenues	1%	2%	3%	1%	3%

Growth in our revenues in the three months ended June 30, 2008 compared to the three months ended March 31, 2008 resulted primarily from growth in advertising revenues from our web sites and increased licensing and other revenues, partially offset by a decrease in advertising revenues from our Google Network members’ web sites. Advertising revenue growth resulted primarily from a small increase in the average fees paid by our advertisers, partially offset by a slight decrease in the number of paid clicks and ads displayed through our programs primarily due to seasonality in our most mature markets such as the U.S. and the United Kingdom. In addition, as a result of the acquisition of DoubleClick in March 2008, we recognized more licensing and other revenue in the second quarter than we did in the first quarter. The majority of this additional revenue consists of fees derived from DoubleClick’s online ad serving and management services. The decrease in revenues from our Google Network members’ web sites in the three months ended June 30, 2008 compared to the three months ended March 31, 2008 was primarily due to seasonality.

Growth in our revenues in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 and in the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 resulted primarily from growth in advertising revenues for Google web sites and Google Network web sites. Our advertising revenue growth for Google web sites and Google Network web sites resulted primarily from increases in the total number of paid clicks and ads displayed through our programs. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic on both our web sites and those of our Google Network members, certain improvements in the monetization of increased traffic on our web sites and our Google Network member web sites, the continued global expansion of our products, our advertiser base and our user base, and an increase in the number of Google Network members and distribution partners.

Improvements in our ability to ultimately monetize this increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ web sites they visit. These improvements have included, for instance, a change to the formula used to determine which ads appear at the top of our search results pages, a change to consider not only a user’s current search query, but also their immediately preceding query, to determine the ads displayed on our search results pages, a change to the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks.

Our sequential quarterly revenue growth rate decreased from 7.5% for the three months ended March 31, 2008, to 3.5% for the three months ended June 30, 2008.

The sequential quarterly revenue growth rate from Google web sites decreased from 8.9% for the three months ended March 31, 2008, to 3.8% for the three months ended June 30, 2008. The sequential quarterly revenue growth rate from our Google Network members’ web sites decreased from 3.1% for the three months ended March 31, 2008, to a decline of 1.8% for the three months ended June 30, 2008. These decreases in the sequential quarterly revenue growth rates are primarily the result of our higher revenue levels and seasonal slowdowns in internet usage and commercial queries. The sequential quarterly revenue growth from our web sites has been greater than that from our Google Network members’ web sites primarily as a result of higher traffic growth and certain monetization improvements on our Google web sites, as well as the higher average fees paid by advertisers on our Google web sites each time their ad was clicked. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Aggregate paid clicks on our web sites and our Google Network members’ web sites decreased approximately 1% from the three months ended March 31, 2008 to the three months ended June 30, 2008, and increased approximately 19% from the three months ended June 30, 2007 to the three months ended June 30, 2008. The sequential decrease in the number of paid clicks is primarily due to seasonality. In general, increases in paid clicks have historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords and the revenue growth rates on our web sites compared to those of our Google Network members. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations.

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

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below (unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
United States	52%	49%	48%	53%	48%
United Kingdom	15%	15%	14%	16%	15%
Rest of the world	33%	36%	38%	31%	37%

The growth in international revenues in the three and six months ended June 30, 2008 compared to the three and six months ended June 30, 2007 resulted largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets. Furthermore, the growth in international revenues from the three months ended March 31, 2008 to the three months ended June 30, 2008 resulted from seasonally stronger traffic and monetization in certain advertising verticals, such as automotive and consumer packaged goods in Europe (other than the United Kingdom) and certain other countries compared to the U.S.

In addition, the weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the Japanese yen) in the three months ended June 30, 2008 compared to the three months ended March 31, 2008 had a favorable impact on our international revenues, which increased $149.6 million. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $87.6 million, or 1.6%, lower. The weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the Japanese yen) in the three months ended June 30, 2008 compared to the three months ended June 30, 2007 had a favorable impact on our international revenues, which increased $956.1 million. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $249.2 million, or 4.6%, lower.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, credit card and other transaction fees related to processing customer transactions, amortization of acquired intangible assets as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members. To the extent we are obligated to make guaranteed minimum revenue share or other payments to our content providers, we recognize content acquisition costs equal to the greater of the following three amounts: the contractual revenue share amount, if any, an amount that is based on the number of times the content is displayed, or an amount calculated on a straight-line basis over the terms of the agreements. The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
Cost of revenues	$1,560.3	$2,110.5	$2,147.6	$3,030.7	$4,258.1
Cost of revenues as a percentage of revenues	40.3%	40.7%	40.0%	40.2%	40.4%

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
Traffic acquisition costs	$1,147.9	$1,486.4	$1,474.0	$2,272.9	$2,960.4
Traffic acquisition costs as a percentage of advertising revenues	29.9%	29.2%	28.4%	30.4%	28.8%

Cost of revenues increased $37.1 million from the three months ended March 31, 2008 to the three months ended June 30, 2008. There was an increase in data center costs of $35.5 million primarily as a result of the depreciation of additional information technology assets and data center buildings as well as additional personnel required to manage the data centers. In addition, there was an increase in amortization of intangible assets of $24.2 million primarily as a result of recognizing a full quarter of amortization expense related to our acquisition of DoubleClick. These increases were offset by a decrease in traffic acquisition costs of $12.4 million. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased $587.3 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. Over the same period there was an increase in traffic acquisition costs of $326.1 million primarily resulting from more advertiser fees generated through our AdSense program, and to a lesser extent, an increase of $67.5 million in fees related to distribution arrangements, and an increase in data center costs of $177.1 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in the amortization of intangible assets of $44.8 million primarily resulting from acquisitions in the current and prior periods, an increase in content acquisition costs of $25.7 million and an increase in credit card and other transaction processing fees of $10.8 million resulting from more advertiser fees being generated through AdWords. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

Cost of revenues increased $1,227.4 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. Over the same period there was an increase in traffic acquisition costs of $687.5 million primarily resulting from more advertiser fees generated through our AdSense program, and to a lesser extent, an increase of $137.4 million in fees related to distribution arrangements, and an increase in data center costs of $374.0 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in the amortization of intangible assets of $69.1 million primarily resulting from acquisitions in the current and prior periods, an increase in content acquisition costs of $57.4 million and an increase in credit card and other transaction processing fees of $24.2 million resulting from more advertiser fees being generated through AdWords. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
Research and development expenses	$532.1	$673.1	$682.2	$940.5	$1,355.3
Research and development expenses as a percentage of revenues	13.7%	13.0%	12.7%	12.5%	12.8%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $9.1 million from the three months ended March 31, 2008 to the three months ended June 30, 2008.

Research and development expenses increased $150.1 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $74.5 million as a result of a 43% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $30.3 million, an increase in fees for professional services of $16.0 million and an increase in depreciation and related expenses of $14.3 million due to our increased capital expenditures.

Research and development expenses increased $414.8 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $223.8 million as a result of a 43% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $103.3 million, an increase in fees for professional services of $38.7 million, and an increase in depreciation and related expenses of $25.7 million due to our increased capital expenditures.

We anticipate that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2008 and future periods because we expect to hire more research and development personnel and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
Sales and marketing expenses	$355.6	$446.9	$484.6	$658.2	$931.5
Sales and marketing expenses as a percentage of revenues	9.2%	8.6%	9.0%	8.7%	8.8%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $37.7 million from the three months ended March 31, 2008 to the three months ended June 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $17.5 million, mostly as a result of a 4% increase in sales and marketing headcount.

Sales and marketing expenses increased $129.0 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $97.1 million, mostly as a result of a 42% increase in sales and marketing headcount.

Sales and marketing expenses increased $273.3 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $203.4 million mostly as a result of a 42% increase in sales and marketing headcount and an increase in stock-based compensation expense of $21.5 million.

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

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
General and administrative expenses	$319.4	$409.3	$474.9	$580.8	$884.2
General and administrative expenses as a percentage of revenues	8.2%	7.9%	8.9%	7.7%	8.4%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $65.6 million from the three months ended March 31, 2008 to the three months ended June 30, 2008, primarily due to an increase in professional services of $61.7 million, the majority of which were related to legal costs.

General and administrative expenses increased $155.5 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This increase was primarily due to an increase in professional services of $100.5 million, the majority of which were related to legal costs. In addition, there was an increase in bad debt expense of $23.2 million as a result of increased risk in this area, as well as an increase in labor and facilities related costs of $13.9 million primarily as a result of a 41% increase in headcount.

General and administrative expenses increased $303.4 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This increase was primarily due to an increase in professional services of $140.9 million, the majority of which were related to legal costs. In addition, there was an increase in labor and facilities related costs of $61.0 million primarily as a result of a 41% increase in headcount as well as an increase in bad debt expense of $51.1 million as a result of increased risk in this area.

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

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
Stock-based compensation	$241.5	$280.8	$272.8	$425.4	$553.6
Stock-based compensation as a percentage of revenues	6.2%	5.4%	5.1%	5.6%	5.2%

Stock-based compensation decreased $8.0 million from the three months ended March 31, 2008 to the three months ended June 30, 2008. This decrease was primarily driven by a significant equity award which fully vested during the three months ended March 31, 2008, as well as a change made to the overall estimated forfeiture rate during the three months ended June 30, 2008.

Stock based compensation increased $31.3 million and $128.2 million from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008. These increases were primarily due to additional stock awards issued to existing and new employees.

We expect stock-based compensation to be approximately $1.1 billion in 2008 and $2.0 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to June 30, 2008 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations. We currently anticipate that dilution related to all equity grants to employees will be at or below 2% this year.

Interest Income and Other, Net

Interest income and other decreased $109.4 million from the three months ended March 31, 2008 to the three months ended June 30, 2008. There was an increase in net foreign exchange related costs of $44.5 million primarily due to more hedging activity under our foreign exchange risk management program. In addition, there was a decrease in net realized gains on sales of marketable securities of $39.3 million as well as a decrease in interest income on marketable securities of $33.9 million. The decrease in interest income was primarily related to lower yields on our cash balances, as well as lower average cash balances as a result of cash used in the first quarter to acquire DoubleClick.

Interest income and other decreased $79.2 million from the three months ended June 30, 2007 to the three months ended June 30, 2008. This decrease was primarily driven by a decrease in interest income of $49.9 million due to lower yields on our cash balances. In addition, there was an increase in net foreign exchange related costs of $43.3 million primarily due to more activity under our foreign exchange risk management program.

Interest income and other decreased $42.6 million from the six months ended June 30, 2007 to the six months ended June 30, 2008. This decrease was primarily driven by a decrease in interest income of $58.4 million due to lower yields on our cash balances. Also, there was an increase in net foreign exchange related costs of $35.9 million primarily due to more activity under our foreign exchange risk management program. These decreases were partially offset by an increase in net realized gains on sales of marketable securities of $46.8 million.

As we expand our international business, we believe costs related to hedging activity under our foreign exchange risk management program may increase in dollar amount in 2008 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Six Months Ended
	June 30, 2007	March 31, 2008	June 30, 2008	June 30, 2007	June 30, 2008
	(unaudited)
Provision for income taxes	$316.6	$406.5	$388.5	$666.4	$795.0
Effective tax rate	25.5%	23.7%	23.7%	25.7%	23.7%

Our provision for income taxes decreased from the three months ended March 31, 2008 to the three months ended June 30, 2008, primarily as a result of a decrease in taxable income period over period.

Our effective tax rate decreased from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008, primarily as a result of proportionately more of our annual earnings expected to be realized in countries where we have lower statutory tax rates in 2008 compared to 2007. Our provision for income taxes increased from the three and six months ended June 30, 2007 to the three and six months ended June 30, 2008, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period.

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

Liquidity and Capital Resources

In summary, our cash flows were (in millions, unaudited):

	Six Months Ended June 30,
	2007	2008
	(unaudited)
Net cash provided by operating activities	$2,449.5	$3,545.6
Net cash used in investing activities	(1,716.5)	(2,365.6)
Net cash provided by financing activities	208.6	72.2

At June 30, 2008, we had $12.7 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of debt instruments of the U.S. government and its agencies, municipalities in the U.S., as well as time deposits. Note 3 of Notes to Consolidated Financial Statements which provides further discussion on the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2007 and June 30, 2008, we had unused letters of credit for approximately $20.4 million and $116.6 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, excess tax benefits from stock-based award activity, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2008 was $3,545.6 million and consisted of net income of $2,554.5 million, adjustments for non-cash items of $1,056.2 million and cash used in working capital and other activities of $65.1 million. Adjustments for non-cash items primarily consisted of $589.3 million of depreciation and amortization expense on property and equipment, $553.6 million of stock-based compensation and $138.9 million of amortization of intangibles and other, partially offset by $105.9 million of deferred income taxes and $95.0 million of excess tax benefits from stock-based award activity. In addition, changes in working capital activities primarily consisted of an increase of $296.4 million in accounts receivable due to the growth in fees billed to our advertisers, an increase of $182.8 million in prepaid revenue share, expenses and other assets, and a decrease of $147.3 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2007 paid in the first quarter of 2008, partially offset by a net increase in income taxes payable and deferred income taxes of $528.4 million, which includes the same $95.0 million of excess tax benefits from stock-based awards included under adjustments for non-cash items, and to a lesser extent by an increase in accounts payable of $39.2 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued.

Cash provided by operating activities in the six months ended June 30, 2007 was $2,449.5 million and consisted of net income of $1,927.3 million, adjustments for non-cash items of $491.4 million and cash provided by working capital and other activities of $30.8 million. Adjustments for non-cash items primarily consisted of $425.4 million of stock-based compensation and $358.4 million of depreciation expense on property and equipment, partially offset by $182.4 million of deferred income taxes and $179.8 million of excess tax benefits from stock-based award activity. In addition, working capital activities primarily consisted of an increase of $325.0 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $207.5 million in prepaid revenue share, expenses and other assets, partially offset by net increase in income taxes payable and deferred income taxes of $515.8 million, which includes the same $179.8 million of excess tax benefits from stock-based awards included under adjustments for non-cash items, and an increase in accrued revenue share of $82.2 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in the six months ended June 30, 2008 of $2,365.6 million was attributable to purchases of marketable securities of $4,921.3 million and cash consideration used in acquisitions and other investments of $3,321.8 million, primarily related to the DoubleClick acquisition, and capital expenditures of $1,539.1 million, partially offset by net proceeds received from the sales and maturities of marketable securities of $7,416.6 million. Cash used in investing activities in the six months ended June 30, 2007 of $1,716.5 million was attributable to net purchases of marketable securities of $326.7 million, capital expenditures of $1,172.0 million and cash consideration used in acquisitions and other investments of $217.8 million. Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will continue to invest heavily in data center operations, technology, corporate facilities and information technology infrastructure in 2008 and thereafter.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of June 30, 2008, our remaining contingent obligations related to these acquisitions was approximately $581 million, which if the criteria are met, would be recorded as part of the purchase price. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. In May 2008, Clearwire Corporation and Sprint Nextel Corporation agreed to combine certain businesses to form a wireless communication company, the new Clearwire. In addition, certain other companies have collectively agreed to contribute $3.2 billion in cash to the new Clearwire or its subsidiary, including $500 million from us. Also, in July 2008, we signed an agreement with Rambler Media to acquire ZAO Begun, a Russian context advertising service, for $140 million in cash, subject to customary adjustments. The completion of these transactions is subject to customary closing conditions. We expect these transactions to close during the second half of 2008.

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

Cash provided by financing activities in the six months ended June 30, 2008 of $72.2 million was primarily due to excess tax benefits of $95.0 million from stock-based award activities during the period which represents a portion of the $150.2 million reduction to income taxes payable that we recorded in the first half of 2008 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, as well as net payments related to stock-based award activity of $22.7 million. Net payments result when the tax withholding payments we make on behalf of our employees upon the net settlement of their vested restricted stock units exceeds the cash we receive upon the exercise of stock options. Cash provided by financing activities in the six months ended June 30, 2007 of $208.6 million was due primarily to excess tax benefits of $179.8 million from stock-based award activity during the period which represents a portion of the $199.2 million reduction to income taxes payable that we recorded in the first half of 2007 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards. In addition, we received net proceeds from the issuance of common stock pursuant to stock-based award activity of $28.8 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At June 30, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,432.0 million through 2012 compared to $1,746.4 million at December 31, 2007.

In addition, as of a result of having adopted FIN 48 (discussed below under Income Taxes) in January 2007, we increased long-term taxes payable by $400.4 million in the year ended December 31, 2007 as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $203.3 million in the six months ended June 30, 2008. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Effective January 1, 2007, we adopted Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 23.7% for the three months ended March 31, 2008 and June 30, 2008. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS 123R. Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (“BSM”) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under FSP 115-1. Factors we consider to make such a determination include the duration and severity of the impairment, as well as the reason for the decline in value and the potential recovery period. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income.

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

In February 2008, the FASB issued Financial Staff Positions (“FSP”) SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which delays the effective date of SFAS No. 157, Fair Value Measurement (“SFAS 157”), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. FSP 157-2 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of those provisions of SFAS 157, for which effectiveness was delayed by FSP 157-2, on our consolidated financial position and results of operations.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP 142-3”). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of FSP 142-3 on our consolidated financial position, results of operations and cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies, subjecting us to foreign currency risk. We purchase foreign exchange forward and option contracts to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (“SFAS 133”), these contracts are designated as cash flow hedges. The gain or loss on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into earnings when the hedged exposure affects earnings or when the hedged transaction is no longer probable of occurring. The gain or loss on the ineffective portion, if any, of a hedge is recognized in earnings immediately. At June 30, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.7 billion (or approximately $2.6 billion) and $60.4 million. In addition, at June 30, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were 233.7 million Canadian dollars (or approximately $223.4 million) and $3.0 million. These foreign exchange forward contracts and options have maturities of 18 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for our foreign currencies instruments could be experienced in the near term. These changes would have resulted in a decrease of $87.0 million in the fair values of our foreign currency instruments designated as cash flow hedges.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the U.S. dollar, primarily the British pound, the Euro, the Canadian dollar and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.5 billion and $2.3 billion at December 31, 2007 and June 30,

2008. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €296.5 million (or approximately $433.4 million) and €533.0 million (or approximately $838.1 million) at December 31, 2007 and June 30, 2008. The notional principal of foreign exchange contracts to sell Euros for Taiwanese dollars was €25.2 million (or approximately $39.7 million) at June 30, 2008.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 10% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $39.7 million and $42.0 million at December 31, 2007 and June 30, 2008. The adverse impact at December 31, 2007 and June 30, 2008 is after consideration of the offsetting effect of approximately $163.7 million and $250.3 million from forward exchange contracts in place for the months of December 2007 and June 2008. These reasonably possible adverse changes in exchange rates of 10% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $86.7 million and $78.2 million at December 31, 2007 and June 30, 2008.

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

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” and “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” in the “Risks Related to Our Business and Industry” section of Item 1A of this Quarterly Report on Form 10-Q.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We face significant competition from Microsoft and Yahoo.

We face formidable competition in every aspect of our business, and particularly from other companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc. Microsoft has developed features that make web search a more integrated part of its Windows operating system and other desktop software products. We expect that Microsoft will increasingly use its financial and engineering resources to compete with us. Microsoft has more employees and cash resources than we do. Also, both Microsoft and Yahoo have longer operating histories and more established relationships with customers and end users. They can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing more aggressively in research and development and competing more aggressively for advertisers and web sites. Microsoft and Yahoo also may have a greater ability to attract and retain users than we do because they operate internet portals with a broad range of content products and services. If Microsoft or Yahoo is successful in providing similar or better web search results or more relevant advertisements, or in leveraging their platforms or products to make their web search or advertising services easier to access, we could experience a significant decline in user traffic or the size of the Google Network. Any such decline could negatively affect our revenues.

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

We expect that our revenue growth rate will decline over time and anticipate that there will be downward pressure on our operating margin. We believe our revenue growth rate will generally decline as a result of a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels and the increasing maturity of the online advertising market. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ web sites compared to revenues generated through ads placed on our own web sites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Toolbar. The margin on revenue we generate from our Google Network members is significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

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

We generated 99% of our revenues in 2007 and 97% of our revenues for the first six months of 2008 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to members of our Google Network, which accounted for 35% of our revenues in 2007 and 31% of our revenues in the six months ended June 30, 2008. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. In addition on June 12, 2008, we entered into a Services Agreement with Yahoo to provide advertisements for display on web sites and other applications owned and operated by Yahoo and its subsidiaries and certain of Yahoo’s business partners. The Services Agreement applies to properties within the United States and Canada. The Services Agreement is currently being reviewed by regulatory authorities, including the Antitrust Division of the United States Department of Justice, and will be implemented in the fourth quarter of 2008, or sooner if regulatory authorities have given notice that they have completed their review. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

Also, certain of our key Google Network members operate high-profile web sites, and we derive tangible and intangible benefits from this affiliation. If one or more of these key relationships is terminated or not renewed, and is not replaced with a comparable relationship, our business would be adversely affected.

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

•

In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

•	Failure to successfully further develop acquired technology.

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

International revenues accounted for approximately 52% of our total revenues in the first six months of 2008, and more than half of our user traffic came from outside the U.S. during this period. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

Companies in the internet, technology and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we have grown, the intellectual property rights claims against us have increased. Our products, services and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights. We also may have to seek a license to continue such practices, which may significantly increase our operating expenses. In addition, many of our agreements with our Google Network members and other partners require us to indemnify these members for certain third-party intellectual property infringement claims, which would increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling in any such claims.

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. Courts in France have held us liable for allowing advertisers to select certain trademarked terms as keywords. We are appealing those decisions. We were also subject to two lawsuits in Germany on similar matters where the courts held that we are not liable for the actions of our advertisers prior to notification of trademark rights. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, China, France, Germany, Israel and Italy.

We have also had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search and YouTube, infringe their rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Google Web Search, Google AdWords, and Google AdSense, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation rulings, could prevent us from offering certain features, functionalities, products or services, which could result in a loss of revenue for us or otherwise harm our business.

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

We have in the past maintained a rigorous, highly selective and time-consuming hiring process. We believe that our approach to hiring has significantly contributed to our success to date. As we grow, our hiring process may prevent us from hiring the personnel we need in a timely manner. In addition, as we become a more mature company, we may find our recruiting efforts more challenging. The incentives to attract, retain and motivate employees provided by our equity award grants may not be as effective as in the past. In addition, our other current and future compensation arrangements may not be successful in attracting new employees and retaining and motivating our existing employees. If we do not succeed in attracting excellent personnel or retaining or motivating existing personnel, we may be unable to grow effectively.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At June 30, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.43 billion through 2012 compared to $1.75 billion at December 31, 2007. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2008, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of June 30, 2008, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 89% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Purchases of Equity Securities by Google

Pursuant to the terms of our 1998 Stock Plan, 2000 Stock Plan, 2003 Stock Plan, 2003 Stock Plan (No. 2), 2003 Stock Plan (No. 3), 2004 Stock Plan and equity incentive plans assumed through acquisitions (collectively referred to as our “Stock Plans”), options may typically be exercised prior to vesting. We have the right to repurchase unvested shares from service providers upon their termination, and it is generally our policy to do so. The following table provides information with respect to purchases made by us of shares of our common stock during the three month period ended June 30, 2008:

Period	Total Number of Shares Purchased(1)	Weighted- Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1-30	629	$5.00	—	—
May 1-31	367	$5.00	—	—
June 1-30	—	—	—	—

Total (except weighted-average amounts)	996	$5.00	—	—

(1)	All shares were originally purchased from us by employees pursuant to exercises of unvested stock options. During the months listed above, we routinely repurchased the shares from our service providers upon their termination of employment pursuant to our right to repurchase unvested shares at the original exercise price under the terms of our Stock Plans and the related stock option agreements.

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three month period ended June 30, 2008:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
April 1-30	145,509	$41,938	$5,168	$296.85	$288.22	$35.52
May 1-31	165,813	$51,900	$5,796	$303.51	$313.00	$34.96
June 1-30	—	—	—	—	—	—

Total (except weighted-average amounts)	311,322	$93,838	$10,964	$300.40	$301.42	$35.22

(1)	The TSO program is generally active during regular NASDAQ trading hours when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2008 Annual Meeting of Stockholder on May 8, 2008 at our corporate headquarters at 1600 Amphitheatre Parkway, Mountain View, California 94043. The following proposals were submitted to the stockholders:

•	the election of ten directors to serve for the ensuing year or until their successors are duly elected and qualified,

•	the ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2008,

•	the approval of an amendment to our 2004 Stock Plan to increase the number of authorized shares of Class A common stock issuable under the 2004 Stock Plan from 22,431,660 to 28,931,660 shares,

•	to consider a stockholder proposal to request that management institute policies to help protect freedom of access to the internet; and

•	to consider a stockholder proposal to amend the Bylaws to establish a Board Committee on Human Rights.

Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share and vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. The holders of our common stock voted as follows:

Board of Director Election Results

	Votes For	Votes Against
Eric Schmidt	883,097,065	4,021,401
Larry Page	884,061,878	3,056,588
Sergey Brin	884,059,795	3,058,588
Shirley M. Tilgeman	884,096,395	3,022,071
L. John Doerr	884,081,295	3,037,171
John L. Hennessy	867,828,096	19,290,370
Arthur D. Levinson	873,042,228	14,076,238
Ann Mather	884,091,660	3,026,806
Paul S. Otellini	874,987,222	12,131,244
K. Ram Shriram	884,212,493	2,905,973

The ten nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting or until their respective successors are elected and qualified.

Ratification of Ernst & Young LLP as Google’s independent registered public accounting firm

The results of the voting included 885,194,754 votes for, 403,350 votes against, 1,520,362 votes abstained, and 0 votes were non-votes. The appointment was ratified.

Approval of Amendment to Google’s 2004 Stock Plan

The results of the voting included 728,029,388 votes for, 119,201,127 votes against, 1,524,664 votes abstained, and 38,363,287 votes were non-votes. The amendment was approved.

Stockholder Proposal Relating to the Request that Management Institute Policies to Help Protect Freedom of Access to the Internet

The results of the voting included 41,814,212 votes for, 481,041,234 votes against, 325,899,733 votes abstained, and 38,363,287 votes were non-votes. The stockholder proposal was not approved.

Stockholder Proposal Relating to the Amendment to the Bylaws to Establish a Board Committee on Human Rights

The results of the voting included 7,470,441 votes for, 531,330,839 votes against, 309,953,899 votes abstained, and 38,363,287 votes were non-votes. The stockholder proposal was not approved.

ITEM 5.	OTHER INFORMATION

On May 8, 2008, at our 2008 Annual Meeting of Stockholders, the stockholders approved an amendment to the Google 2004 Stock Plan to increase the number of authorized shares of Class A common stock that may be issued under the plan by 6,500,000.

ITEM 6.	EXHIBITS

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.1	©	Offer Letter between Google and Patrick Pichette dated June 6, 2008	Current Report on Form 8-K	June 25, 2008

10.08	*©	Google Inc. 2004 Stock Plan, as amended

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: August 7, 2008	By:	/s/ GEORGE REYES
George Reyes
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.1	©	Offer Letter between Google and Patrick Pichette dated June 6, 2008	Current Report on Form 8-K	June 25, 2008

10.08	*©	Google Inc. 2004 Stock Plan, as amended

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

©	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

‡	Furnished herewith.