Form 10-Q
period 2008-09-30
Google Inc.
filed 2008-11-07
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

At October 31, 2008, there were 239,534,290 shares of Google’s Class A common stock and 75,219,823 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31, 2007	As of September 30, 2008
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,081,593	$8,370,469
Marketable securities	8,137,020	6,042,140
Accounts receivable, net of allowance of $32,887 and $75,259	2,162,521	2,541,492
Deferred income taxes, net	68,538	111,401
Income taxes receivable, net	145,253	—
Prepaid revenue share, expenses and other assets	694,213	897,349

Total current assets	17,289,138	17,962,851
Prepaid revenue share, expenses and other assets, non-current	168,530	456,378
Deferred income taxes, net, non-current	33,219	204,319
Non-marketable equity securities	1,059,694	1,100,896
Property and equipment, net	4,039,261	5,213,167
Intangible assets, net	446,596	1,047,717
Goodwill	2,299,368	4,821,646

Total assets	$25,335,806	$30,806,974

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$282,106	$240,706
Accrued compensation and benefits	588,390	622,658
Accrued expenses and other current liabilities	465,032	544,627
Accrued revenue share	522,001	515,949
Deferred revenue	178,073	200,378
Income taxes payable	—	99,959

Total current liabilities	2,035,602	2,224,277
Deferred revenue, non-current	30,249	29,992
Deferred income taxes, net, non-current	—	20,420
Income taxes payable, non-current	478,372	783,348
Other long-term liabilities	101,904	274,075
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 312,917 (Class A 236,097, Class B 76,820) and par value of $313 (Class A $236, Class B $77) and 314,587 (Class A 239,364, Class B 75,223) and par value of $315 (Class A $240, Class B $75) shares issued and outstanding, excluding 361 (Class A 336, Class B 25) and 46 (Class A 46) shares subject to repurchase at December 31, 2007 and September 30, 2008	313	315
Additional paid-in capital	13,241,221	14,194,197
Accumulated other comprehensive income	113,373	101,162
Retained earnings	9,334,772	13,179,188

Total stockholders’ equity	22,689,679	27,474,862

Total liabilities and stockholders’ equity	$25,335,806	$30,806,974

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(unaudited)
Revenues	$4,231,351	$5,541,391	$11,767,307	$16,094,646
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $4,031, $10,729, $16,080 and $29,240)	1,662,579	2,173,390	4,693,261	6,431,501
Research and development (including stock-based compensation expense of $130,655, $169,263, $408,425 and $550,343)	548,712	704,571	1,489,202	2,059,851
Sales and marketing (including stock-based compensation expense of $29,918, $64,497, $93,553 and $149,666)	380,820	508,801	1,038,976	1,440,252
General and administrative (including stock-based compensation expense of $33,352, $35,550, $105,288 and $104,345)	321,398	507,064	902,202	1,391,278

Total costs and expenses	2,913,509	3,893,826	8,123,641	11,322,882

Income from operations	1,317,842	1,647,565	3,643,666	4,771,764
Interest income and other, net	154,428	21,217	422,287	246,485

Income before income taxes	1,472,270	1,668,782	4,065,953	5,018,249
Provision for income taxes	402,281	378,844	1,068,682	1,173,833

Net income	$1,069,989	$1,289,938	$2,997,271	$3,844,416

Net income per share of Class A and Class B common stock:
Basic	$3.44	$4.10	$9.66	$12.25

Diluted	$3.38	$4.06	$9.50	$12.10

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2007	2008
	(unaudited)
Operating activities
Net income	$2,997,271	$3,844,416
Adjustments:
Depreciation and amortization of property and equipment	565,841	898,762
Amortization of intangibles and other	111,881	215,615
Stock-based compensation	623,346	833,594
Excess tax benefits from stock-based award activity	(238,577)	(114,770)
Deferred income taxes	(184,520)	(124,597)
Other, net	(7,215)	(14,488)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(559,425)	(218,326)
Income taxes, net	615,568	552,673
Prepaid revenue share, expenses and other assets	(237,262)	(169,959)
Accounts payable	20,155	(152,165)
Accrued expenses and other liabilities	206,522	162,882
Accrued revenue share	136,446	(4,433)
Deferred revenue	32,131	21,354

Net cash provided by operating activities	4,082,162	5,730,558

Investing activities
Purchases of property and equipment	(1,724,631)	(1,990,617)
Purchases of marketable securities	(11,756,147)	(7,814,293)
Maturities and sales of marketable securities	11,519,001	9,634,903
Investments in non-marketable equity securities	(21,288)	(44,869)
Acquisitions, net of cash acquired and proceeds received from divestiture, and purchases of intangible and other assets	(823,092)	(3,287,708)

Net cash used in investing activities	(2,806,157)	(3,502,584)

Financing activities
Net proceeds (payments) related to stock-based award activity	19,073	(38,252)
Excess tax benefits from stock-based award activity	238,577	114,770

Net cash provided by financing activities	257,650	76,518

Effect of exchange rate changes on cash and cash equivalents	28,078	(15,616)

Net increase in cash and cash equivalents	1,561,733	2,288,876
Cash and cash equivalents at beginning of year	3,544,671	6,081,593

Cash and cash equivalents at end of period	$5,106,404	$8,370,469

Supplemental disclosures of cash flow information
Cash paid for interest	$1,032	$1,291

Cash paid for income taxes	$638,050	$743,440

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2008, the Consolidated Statements of Income for the three and nine months ended September 30, 2007 and 2008, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2007 and 2008 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2008, our results of operations for the three and nine months ended September 30, 2007 and 2008, and our cash flows for the nine months ended September 30, 2007 and 2008. The results of operations for the three and nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our 2007 Annual Report on Form 10-K filed on February 15, 2008.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable, bad debt and sales allowances, fair values of marketable and non-marketable securities, fair values of prepaid revenue share, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, income taxes, and legal contingencies, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

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

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact our consolidated financial position, results of operations and cash flows as of and for the period ended September 30, 2008.

Note 2. Net Income per Share of Class A and Class B common stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts, unaudited):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2008		2007		2008
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$798,259	$271,730	$980,865	$309,073	$2,225,486	$771,785	$2,916,217	$928,199
Denominator:
Weighted average common shares outstanding	232,703	79,136	239,002	75,295	231,111	80,065	238,130	75,757
Less: Weighted average unvested common shares subject to repurchase or cancellation	(519)	(99)	(54)	(2)	(694)	(158)	(148)	(10)

Number of shares used in per share computations	232,184	79,037	238,948	75,293	230,417	79,907	237,982	75,747

Basic net income per share	$3.44	$3.44	$4.10	$4.10	$9.66	$9.66	$12.25	$12.25

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$798,259	$271,730	$980,865	$309,073	$2,225,486	$771,785	$2,916,217	$928,199
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	271,730	—	309,073	—	771,785	—	928,199	—

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2007		2008		2007		2008
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Reallocation of undistributed earnings to Class B shares	—	(2,076)	—	(2,622)	—	(4,765)	—	(8,386)

Allocation of undistributed earnings	$1,069,989	$269,654	$1,289,938	$306,451	$2,997,271	$767,020	$3,844,416	$919,813
Denominator:
Number of shares used in basic computation	232,184	79,037	238,948	75,293	230,417	79,907	237,982	75,747
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	79,037	—	75,293	—	79,907	—	75,747	—
Unvested common shares subject to repurchase or cancellation	618	99	56	2	852	158	158	10
Employee stock options including warrants issued under TSO program (see Note 12)	3,719	646	2,871	200	3,537	709	3,128	263
Restricted shares and restricted stock units	1,018	—	608	—	925	—	715	—

Number of shares used in per share computations	316,576	79,782	317,776	75,495	315,638	80,774	317,730	76,020

Diluted net income per share	$3.38	$3.38	$4.06	$4.06	$9.50	$9.50	$12.10	$12.10

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

Note 3. Cash and Investments

We have classified our investments in auction rate securities as non-current assets on the accompanying Consolidated Balance Sheet at September 30, 2008. As of December 31, 2007, these securities were classified as marketable securities. As a result, these amounts have been excluded from the September 30, 2008 balances in the tables below.

Cash, cash equivalents and marketable securities consists of the following (in thousands):

	As of December 31, 2007	As of September 30, 2008
		(unaudited)
Cash and cash equivalents:
Cash	$2,869,528	$3,559,448
Cash equivalents:
U.S. government notes	—	8,995
U.S. government agencies	110,272	234,488
Municipal securities	232,278	81,527
Time deposits	500,000	2,004,511
Money market mutual funds	2,369,515	2,481,500

Total cash and cash equivalents	6,081,593	8,370,469

Marketable securities:
U.S. government notes	475,781	247,021
U.S. government agencies	2,120,972	707,430
Municipal securities	4,991,564	5,087,689
Time deposits	500,000	—
Auction rate preferred securities	48,703	—

Total marketable securities	8,137,020	6,042,140

Total cash, cash equivalents and marketable securities	$14,218,613	$14,412,609

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$472,040	$3,745	$(4)	$475,781
U.S. government agencies	2,102,710	18,306	(44)	2,120,972
Municipal securities	4,975,587	16,308	(331)	4,991,564
Time deposits	500,000	—	—	500,000
Auction rate preferred securities	48,703	—	—	48,703

Total marketable securities	$8,099,040	$38,359	$(379)	$8,137,020

	As of September 30, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government notes	$246,327	$916	$(222)	$247,021
U.S. government agencies	708,972	114	(1,656)	707,430
Municipal securities	5,096,755	10,360	(19,426)	5,087,689

Total marketable securities	$6,052,054	$11,390	$(21,304)	$6,042,140

Time deposits were held by institutions outside the U.S. at December 31, 2007 and at September 30, 2008. Gross unrealized gains and losses on cash equivalents were not material at December 31, 2007 and September 30, 2008.

We recognized gross realized gains of $12.9 million and $45.2 million on the sale of our marketable securities during the three and nine months ended September 30, 2007. We recognized gross realized losses of $2.9 million and $28.2 million during the three and nine months ended September 30, 2007. We recognized gross realized gains of $12.6 million and $71.5 million on the sale of our marketable securities during three and nine months ended September 30, 2008. Gross realized losses were not material in the three and nine months ended September 30, 2008. There were no other-than-temporary impairments to our marketable securities in the three and nine months ended September 30, 2007 and 2008. Realized gains and losses are included in interest income and other, net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

	As of December 31, 2007	As of September 30, 2008
		(unaudited)
Due within 1 year	$1,964,325	$1,077,839
Due in 1 to 5 years	3,359,472	3,149,165
Due in 5 to 10 years	310,332	276,549
Due after 10 years	2,454,188	1,538,587

Total marketable debt securities	$8,088,317	$6,042,140

In accordance with EITF 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2007 and September 30, 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$30,525	$(4)	$—	$—	$30,525	$(4)
U.S. government agencies	98,682	(41)	19,993	(3)	118,675	(44)
Municipal securities	270,708	(227)	54,832	(104)	325,540	(331)

Total	$399,915	$(272)	$74,825	$(107)	$474,740	$(379)

	As of September 30, 2008
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$35,343	$(222)	$35,343	$(222)
U.S. government agencies	514,899	(1,656)	514,899	(1,656)
Municipal securities	2,631,304	(19,426)	2,631,304	(19,426)

Total	$3,181,546	$(21,304)	$3,181,546	$(21,304)

As of September 30, 2008, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At September 30, 2008, we held $233.9 million of auction rate securities (“ARS”). The assets underlying these 37 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2015 to 2047. Since these auctions have failed, $25.7 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at September 30, 2008, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted average interest rate of 5.7% per annum, which is based on the forward swap curve at the end of September 2008 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 525 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and additionally adjusted for a liquidity discount of up to 400 basis points to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market.

At September 30, 2008, the estimated fair values of these ARS were $10.8 million ($6.4 million, net of tax effect) less than their costs. Based primarily on the period of time and the extent of the impairment, as well as our ability to hold these securities for an extended period of time without materially affecting our liquidity needs, we concluded it was temporary and recorded it to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at September 30, 2008.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, they have been classified as non-current assets on our Consolidated Balance Sheet at September 30, 2008.

Investment in America Online (“AOL”)

We review our investment in AOL for impairment in accordance with FSP SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (“FSP 115-1”). Based on our review, we believe our investment in AOL is impaired. After consideration of the duration of the impairment, as well as the reasons for any decline in value and the potential recovery period, we do not believe that such impairment is “other-than-temporary” at September 30, 2008 as defined under FSP 115-1. As a result, our investment in this non-marketable equity security is carried at cost on our Consolidated Balance Sheets. We will continue to review this investment for impairment on a quarterly basis. There can be no assurance that impairment charges will not be required in the future, and any such amounts could be material to our Consolidated Statements of Income.

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

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. Any gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified to revenues when the hedged exposure affects revenues or as interest income and other, net, if the hedged transaction becomes probable of not occurring. The effective portion of our cash flow hedges, which we reclassified to revenues from accumulated other comprehensive income, was $34.2 million and $38.9 million for the three and nine months ended September 30, 2008.

At September 30, 2008, the effective portion of our cash flow hedges before tax effect was $83.7 million, substantially all of which is expected to be reclassified from accumulated other comprehensive income to revenues within 12 months.

Any gain after a hedge is de-designated because the hedged transaction is no longer probable of occurring or related to an ineffective portion of a hedge is recognized as interest income and other, net, immediately. The ineffective portion of our cash flow hedges was $1.0 million and $1.1 million for the three and nine months ended September 30, 2008. Further, the change in the time value of the options is excluded from our assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset. Thereafter, any change to this time value is included in interest income and other, net. Amounts recorded in interest income and other, net were $65.6 million and $94.6 million for the three and nine months ended September 30, 2008.

At September 30, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.6 billion (or approximately $2.4 billion) and $118.5 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars and Euros with British pounds were £1.1 billion (or approximately $1.9 billion) and $34.7 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$162.9 million (or approximately $154.7 million) and $3.6 million. These foreign exchange options have maturities of 18 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133 consist of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency of the subsidiary. Gains and losses on these contracts as well as the related costs are included in interest income and other, net, along with the gains and losses of the related hedged items. During the three and nine months ended September 30, 2008, we recognized $10.8 million and $24.7 million of costs related to these contracts. Costs incurred during the three and nine months ended September 30, 2007 were not material. The fair value of these foreign exchange contracts was not material at December 31, 2007 and September 30, 2008. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.5 billion and $2.6 billion at December 31, 2007 and September 30, 2008. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $23.2 million at September 30, 2008. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €296.5 million (or approximately $433.4 million) and €534.6 million (or approximately $780.8 million) at December 31, 2007 and September 30, 2008.

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

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents, marketable securities, auction rate securities and foreign currency derivative contracts at fair value. Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our investments in auction rate securities are classified within Level 3 because they are valued using a discounted cash flow model (see Note 3). Some of the inputs to this model are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value are summarized below (unaudited, in thousands):

		Fair value measurement at reporting date using
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
U.S. government notes	$8,995	$—	$8,995	$—
U.S. government agencies	234,488	—	234,488	—
Municipal securities	81,527	—	81,527	—
Time deposits	2,004,511	—	2,004,511	—
Money market mutual funds	2,481,500	2,481,500	—	—
Marketable securities:
U.S. government notes	247,021	—	247,021	—
U.S. government agencies	707,430	—	707,430	—
Municipal securities	5,087,689	—	5,087,689	—
Foreign currency derivative contracts	157,307	—	157,307	—
Auction rate securities	233,854	—	—	233,854

Total assets	$11,244,322	$2,481,500	$8,528,968	$233,854
Liabilities
Foreign currency derivative contracts	$786	$—	$786	$—

Total liabilities	$786	$—	$786	$—

The following table presents our assets measured at fair value using significant unobservable inputs (Level 3) as defined in SFAS 157 at September 30, 2008 (unaudited, in thousands):

Level 3
Balance at December 31, 2007	$—
Transfers to Level 3	311,225
Unrealized loss included in other comprehensive income	(10,842)
Net settlements	(66,529)

Balance at September 30, 2008	$233,854

Effective January 1, 2008, we also adopted SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of September 30, 2008, we did not elect such option for our financial instruments and liabilities.

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2007	As of September 30, 2008
		(unaudited)
Information technology assets	$2,734,916	$3,393,749
Construction in process	1,364,651	1,979,963
Land and buildings	951,334	1,336,745
Leasehold improvements	416,884	553,508
Furniture and fixtures	52,127	61,827

Total	5,519,912	7,325,792
Less accumulated depreciation and amortization	1,480,651	2,112,625

Property and equipment, net	$4,039,261	$5,213,167

Note 7. Acquisitions

In March 2008, we acquired Click Holding Corp. (“DoubleClick”), a company that offers online ad serving and management services to advertisers, ad agencies and web site publishers. We acquired DoubleClick primarily for their customer relationships, as well as patents and developed technology. This transaction was accounted for as a business combination. In August 2008, we sold the search marketing business of Performics, a division of DoubleClick for approximately $53 million paid in cash. As the sale of Performics was planned at the time of the acquisition of DoubleClick, the proceeds from the sale are netted against the purchase price of DoubleClick. The total net purchase price of DoubleClick was $3.2 billion paid in cash, including transaction costs of $70.4 million.

The following table summarizes the allocation of the purchase price of DoubleClick as of September 30, 2008 (unaudited, in thousands):

Goodwill	$2,337,814
Customer relationships	629,600
Patents and developed technology	143,400
Tradenames and other	27,800
Net assets acquired	85,683
Deferred tax assets	270,262
Deferred tax liabilities	(301,179)

Total	$3,193,380

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

Supplemental information on an unaudited pro forma basis, as if the DoubleClick acquisition had been consummated at the beginning of each of the periods presented, is as follows (in millions, except per share amounts):

	Nine Months Ended September 30,
	2007	2008
	(unaudited)
Revenues	$11,995	$16,164
Net income	2,811	3,815
Net income per share of Class A and Class B common stock - diluted	8.91	12.01

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

In connection with certain acquisitions in prior periods, we are obligated to make additional cash payments if certain criteria are met. As of September 30, 2008, our remaining contingent obligations related to these acquisitions was approximately $582.2 million, which if the criteria are met, would be recorded as part of the purchase price. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008 are as follows (in thousands):

Balance as of December 31, 2007	$2,299,368
Goodwill acquired, net of divestiture	2,348,146
Goodwill adjustment	174,131

Balance as of September 30, 2008	$4,821,645

The goodwill adjustment of $174.1 million was primarily a result of contingent payments earned upon the achievement of certain performance targets.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$364,937	$179,102	$185,835
Customer relationships	171,876	37,738	134,138
Tradenames and other	196,392	69,769	126,623

Total	$733,205	$286,609	$446,596

	As of September 30, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
		(unaudited)
Patents and developed technology	$527,573	$268,883	$258,690
Customer relationships	801,476	122,758	678,718
Tradenames and other	215,217	104,908	110,309

Total	$1,544,266	$496,549	$1,047,717

Amortization expense of acquisition-related intangible assets for the three and nine months ended September 30, 2007 was $40.9 million and $111.5 million and for the three and nine months ended September 30, 2008 was $76.0 million and $210.7 million. Expected amortization expense for acquisition-related intangible assets on our September 30, 2008 Consolidated Balance Sheet for the remainder of 2008 and each of the next five years and thereafter is as follows (unaudited, in thousands):

Remainder of 2008	$72,167
2009	251,873
2010	220,990
2011	168,185
2012	129,790
2013	103,686
Thereafter	101,026

$1,047,717

Note 9. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(unaudited)
Interest income	$146,114	$90,996	$414,574	$301,086
Realized gains on marketable securities, net	9,977	10,939	17,005	64,762
Foreign exchange gains (losses), net	2,760	(81,470)	(2,315)	(122,477)
Other	(4,423)	752	(6,977)	3,114

Interest income and other, net	$154,428	$21,217	$422,287	$246,485

Note 10. Comprehensive Income

The changes in the components of other comprehensive income were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(unaudited)
Net income	$1,069,989	$1,289,938	$2,997,271	$3,844,416
Change in unrealized gains (losses) on marketable securities, net of taxes	29,974	(1,546)	16,323	(34,637)
Change in cumulative translation adjustment	22,322	(65,588)	41,910	(27,167)
Change in unrealized gains on cash flow hedges, net of taxes	—	49,128	—	49,593

Comprehensive income	$1,122,285	$1,271,932	$3,055,504	$3,832,205

The components of accumulated other comprehensive income were as follows (in thousands):

	As of December 31, 2007	As of September 30, 2008
		(unaudited)
Unrealized gains (losses) on marketable securities, net of taxes	$22,501	$(12,136)
Cumulative translation adjustment	90,872	63,705
Unrealized gains on cash flow hedges, net of taxes	—	49,593

Accumulated other comprehensive income	$113,373	$101,162

Note 11. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. We currently have three cases pending at the European Court of Justice, which will address questions regarding whether advertisers and search engines can be held liable for use of trademarked terms in keyword advertising. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, China, France, Germany, Israel, and Italy.

We have also had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search and YouTube, infringe their rights. In the U.S. we recently announced a settlement with the Authors Guild and the Association of American Publishers (“AAP”) (see Note 15), however this class action is subject to approval by the U.S. District Court for the Southern District of New York and we are subject to additional claims with respect to Google Book Search in other parts of the world. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, our business could be harmed in the event of an adverse result in any of these claims.

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

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations and cash flows.

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

Note 12. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(unaudited)
Risk-free interest rate	4.5%	3.3%	4.6%	3.2%
Expected volatility	29%	35%	29%	35%
Expected life (in years)	5.6	5.3	4.7	5.3
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$193.29	$196.86	$163.14	$205.27

The following table summarizes the activity for our options for the nine months ended September 30, 2008:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2007	12,892,886	$333.62
Options granted	3,081,322	$505.42
Exercised (2)	(1,241,200)	$66.33
Canceled/forfeited	(442,391)	$438.40

Balance at September 30, 2008	14,290,617	$385.63	7.2	$898.7

Vested and exercisable as of September 30, 2008	6,121,888	$253.40	6.6	$731.0
Vested and exercisable as of September 30, 2008 and expected to vest thereafter (3)	13,641,957	$381.24	7.2	$886.2

(1)	The aggregate intrinsic value is calculated as the excess, if any, of the closing price of $400.52 of our Class A common stock on September 30, 2008 over the exercise price of the underlying awards.

(2)	Includes options vested during the period that were early exercised.

(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable and exercisable and vested stock options at September 30, 2008:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.30–94.80	1,620,800	46,039	1,574,761	5.0	$19.52	1,491,296	$18.23	1,255,330	$19.48
$117.84–$198.41	1,593,173	—	1,593,173	4.6	$176.68	1,397,266	$175.40	1,391,785	$175.53
$205.96–$298.91	1,356,081	—	1,356,081	5.4	$274.52	1,017,204	$273.84	1,016,771	$273.83
$300.97–$399.00	1,704,949	—	1,704,949	5.9	$329.82	1,146,126	$327.29	1,141,241	$327.32
$401.78–$499.07	1,665,874	—	1,665,874	7.8	$450.99	655,148	$444.96	653,699	$444.96
$500.00–594.05	6,094,660	—	6,094,660	9.0	$545.50	664,055	$512.21	662,572	$512.22
$615.95–$699.35	203,937	—	203,937	9.2	$655.40	370	$639.92	370	$639.92
$707.00–$732.94	51,143	—	51,143	9.1	$718.15	120	$707.00	120	$707.00

$ 0.30–$732.94	14,290,617	46,039	14,244,578	7.2	$385.63	6,371,585	$244.51	6,121,888	$253.40

Options outstanding at September 30, 2008 in the above tables include 46,039 options granted and exercised subsequent to March 21, 2002 that are unvested at September 30, 2008, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44. However, the computations of the weighted-average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value do not consider these unvested shares. Further, the above tables include 1,417,501 warrants held by financial institutions that were options purchased from employees under our Transferable Stock Option (“TSO”) program.

The total grant date fair value of stock options vested during the three and nine months ended September 30, 2008 was $141.2 million and $461.2 million. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2007 was $152.4 million and $441.0 million. The aggregate intrinsic value of all options exercised for the three and nine months ended September 30, 2008 was $64.4 million and $424.2 million. The aggregate intrinsic value of all options exercised for the three and nine months ended September 30, 2007 was $179.1 million and $823.7 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the nine months ended September 30, 2008, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 493,102 at a total value of $136.3 million, or an average of $276.46 per share, and an average premium of $38.28 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At September 30, 2008, the number of options eligible for participation under the TSO program was 10.6 million.

As of September 30, 2008, there was $1,242.4 million of unrecognized compensation cost related to outstanding employee stock options, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.0 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested restricted stock units and restricted shares for the nine months ended September 30, 2008:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2007	2,990,222	$526.92
Granted	1,427,527	$483.21
Vested	(566,413)	$397.12
Forfeited	(227,093)	$521.30

Unvested at September 30, 2008	3,624,243	$529.41

Expected to vest after September 30, 2008 (1)	3,353,512	$529.41

(1)	Restricted stock units and restricted shares expected to vest reflect an estimated forfeiture rate.

As of September 30, 2008, there was $1,485.7 million of unrecognized compensation cost related to employee unvested restricted stock units and restricted shares, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 3.0 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Financial Standards Accounting Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”), and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Our total unrecognized tax benefits as of December 31, 2007 and September 30, 2008 were $387.2 million and $627.5 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $283.5 million and $478.6 million as of December 31, 2007 and September 30, 2008. The increase in our unrecognized tax benefits during the nine months ended September 30, 2008 was primarily related to uncertain tax positions on our international structure.

On October 1, 2008, the state of California enacted a law to establish a 20% penalty applicable to corporations that underpay their taxes by an amount that is greater than one million dollars. On October 3, 2008, the United States enacted a law, the “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of these changes in the tax law will be determined and recognized in the fourth quarter, which is the quarter in which the laws were enacted.

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

Revenues by geography are based on the billing addresses of the advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
Revenues:
United States	$2,205,809	$2,567,024	$2,695,012	$6,192,133	$7,797,510
United Kingdom	661,016	773,958	776,160	1,838,889	2,353,091
Rest of the world	1,364,526	2,026,230	2,070,219	3,736,285	5,944,045

Total revenues	$4,231,351	$5,367,212	$5,541,391	$11,767,307	$16,094,646

	As of December 31, 2007	As of September 30, 2008
		(unaudited)
Long-lived assets:
United States	$7,334,877	$11,505,909
International	711,791	1,299,343

Total long-lived assets	$8,046,668	$12,805,252

Note 15. Subsequent Event

On October 28, 2008, we announced a settlement agreement with the Authors Guild and AAP. If approved, the agreement will resolve a class-action lawsuit brought by book authors and the Authors Guild, as well as a separate lawsuit filed by five large publishers as representatives of the AAP’s membership. In addition, the agreement enables them to receive compensation for online access to their works through a revenue sharing commercial arrangement. The class action is subject to approval by the U.S. District Court for the Southern District of New York.

Under the agreement, we will make payments totaling approximately $125 million, which will be used to establish the Book Rights Registry (a non-profit organization that will administer licensing rights and disburse payments to authors and publishers), to resolve existing claims by authors and publishers and to cover legal fees. This obligation was accrued as of September 30, 2008. For accounting purposes, $95.1 million was determined to be the fair value of the settlement portion of the agreement and was expensed in the quarter ended September 30, 2008, and $29.9 million was determined to be the fair value of the commercial portion of the agreement and will be amortized over an estimated useful life of seven years beginning with the commencement of the commercial arrangement. The tax benefit related to the settlement portion of the agreement was $38.9 million and was recognized in the quarter ended September 30, 2008.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth and growth rate of our operations, business, revenues, operating margins;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	regarding our future stock-based compensation charges;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	that we will continue to take steps to improve the relevance of the ads we deliver;

•	that we may continue to take steps to reduce the number of accidental clicks;

•	that we will continue to make investments and acquisitions;

•	that our cost of revenues and traffic acquisition costs may increase in dollars and as a percentage of revenues;

•	regarding the increase of research and development, sales and marketing and general and administrative expenses in the future;

•	regarding the increase of costs related to hedging activity under our foreign exchange risk management program;

•	regarding quarterly fluctuations in paid clicks;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding quarterly fluctuations in our effective tax rate;

•	regarding continued investments in international markets;

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

How We Generate Revenue

Advertising revenues made up 97% of our revenues for the three and nine months ended September 30, 2008 and 99% for the three and nine months ended September 30, 2007. We derive most of our additional revenues from offering internet ad serving and management services to advertisers and ad agencies, the license of our web search technology and the license of our search solutions to enterprises.

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

AdSense for content is our online service for distributing ads from our advertisers that are relevant to content on our Google Network members’ web sites. Under this program, we use automated technology to analyze the meaning of the content on the web page and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content), themed units (which are regular text ads with graphic treatments that change seasonally and by geography) and gadget ads (which are customized “mini-sites” that run as ads on AdSense publisher web sites).

For our online AdSense program, our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on our Google Network members’ web sites or, for those advertisers who choose our cost-per-impression pricing, as their ads are displayed. To date, we have paid most of these advertiser fees to our Google Network members, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. In some cases, we guarantee our Google Network members minimum revenue share payments based on their achieving defined performance terms, such as number of search queries or advertisements displayed. Google Network members do not pay any fees associated with the use of our AdSense program on their web sites.

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

We have entered into arrangements with certain content providers under which we distribute or license their video and other content. Our agreements with content providers are typically standard agreements with no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements contain provisions requiring us to pay the content providers for the content we license. In a number of these arrangements we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and Google Network members. We recognize these advertiser fees as revenue. We recognize the portion of the advertiser fees we pay to our content providers as content acquisition costs under cost of revenues and the portion we pay to our Google Network members as traffic acquisition costs. In some cases, we guarantee our content providers minimum revenue share or other payments.

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

Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue and paid click growth rates. In addition, the current general economic downturn will likely affect these seasonal trends, especially the increase in commercial queries that we typically experience in the fourth quarter of each year.

The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our web sites because most of the advertiser fees from ads served on Google Network members’ web sites are shared with our Google Network members. For the past four years, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

We are heavily investing in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience substantial growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members, and content providers, and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. Our full-time employee headcount has significantly increased over the last 12 months, growing from 15,916 at September 30, 2007 to 20,123 at September 30, 2008. We have recently made efforts to improve the discipline of our hiring process and to focus on better managing our expense growth. However, we expect to continue to invest in our business, and this may cause our operating margins to decrease.

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

Our international revenues have grown as a percentage of our total revenues to 51% and 52% in the three and nine months ended September 30, 2008, from 48% and 47% in the three and nine months ended September 30, 2007. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets, as well as an increase in the value of the Euro, the Japanese yen and other foreign currencies compared to the U.S. dollar over these periods. The increase in the proportion of international revenues derived from international markets increases our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, over the last few months, the strengthening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British pound) had an unfavorable impact on our international revenues. We have a foreign exchange hedging program that is designed to reduce our exposure to fluctuations in foreign currencies, however this program will not fully offset the effect of fluctuations on our revenues and earnings.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	39.3	40.0	39.2	39.9	40.0
Research and development	13.0	12.7	12.7	12.7	12.8
Sales and marketing	9.0	9.0	9.2	8.8	8.9
General and administrative	7.6	8.9	9.2	7.7	8.7

Total costs and expenses	68.9	70.6	70.3	69.1	70.4

Income from operations	31.1	29.4	29.7	30.9	29.6
Interest income and other, net	3.6	1.1	0.4	3.7	1.6

Income before income taxes	34.7	30.5	30.1	34.6	31.2
Provision for income taxes	9.5	7.3	6.8	9.1	7.3

Net income	25.2%	23.2%	23.3%	25.5%	23.9%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
Advertising revenues:
Google web sites	$2,734.8	$3,530.1	$3,672.1	$7,503.2	$10,602.6
Google Network web sites	1,454.7	1,655.3	1,679.9	4,152.1	5,021.3

Total advertising revenues	4,189.5	5,185.4	5,352.0	11,655.3	15,623.9
Licensing and other revenues	41.9	181.8	189.4	112.0	470.7

Revenues	$4,231.4	$5,367.2	$5,541.4	$11,767.3	$16,094.6

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
Advertising revenues:
Google web sites	65%	66%	67%	64%	66%
Google Network web sites	34	31	30	35	31

Total advertising revenues	99	97	97	99	97
Google web sites as % of advertising revenues	65	68	69	64	68
Google Network web sites as % of advertising revenues	35	32	31	36	32
Licensing and other revenues	1%	3%	3%	1%	3%

Growth in our revenues in the three months ended September 30, 2008 compared to the three months ended June 30, 2008 resulted primarily from growth in advertising revenues from our web sites, and to a lesser extent, Google Network web sites. Advertising revenue growth for Google web sites and Google Network web sites resulted primarily from an increase in the number of paid clicks and ads displayed through our programs, partially offset by a decrease in the average fees paid by our advertisers. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic on our web sites and our partners’ web sites, certain monetization improvements and the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members and distribution partners. The decrease in the average fees paid by our advertisers was affected by the increase in the value of the U.S. dollar compared to other foreign currencies.

Growth in our revenues in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 and in the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 resulted primarily from growth in advertising revenues from our web sites and Google Network web sites. Advertising revenue growth for Google web sites and Google Network web sites resulted primarily from an increase in the number of paid clicks and ads displayed through our programs. The increase in the number of paid clicks and ads displayed through our programs was due to an increase in aggregate traffic on our web sites and our partners’ web sites, certain monetization improvements, the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members and distribution partners.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ web sites they visit. These improvements have included, for instance, a change to the formula used to determine which ads appear at the top of our search results pages, a change to consider not only a user’s current search query, but also their immediately preceding query to determine the ads displayed on our search results pages, a change to the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks, a change to further enhance the accuracy of our quality scoring, which is our measurement of an ad’s quality, as well as a change to replace minimum bids with first-page bids which is an estimate of the bid it would take for an ad to reach the first page of our search results pages.

Our sequential quarterly revenue growth rate decreased from 3.5% for the three months ended June 30, 2008, to 3.2% for the three months ended September 30, 2008.

The sequential quarterly revenue growth rate from Google web sites increased from 3.8% for the three months ended June 30, 2008, to 4.0% for the three months ended September 30, 2008. The sequential quarterly revenue growth rate from our Google Network members’ web sites increased from a decline of 1.8% for the three months ended June 30, 2008, to an increase of 1.5% for the three months ended September 30, 2008. The increase in the sequential quarterly revenue growth rate from Google web sites is primarily due to higher traffic growth and certain monetization improvements made during the quarter. The increase in the sequential quarterly revenue growth rate from our Google Network members’ web sites is primarily due to higher traffic growth. The sequential quarterly revenue growth from our web sites has been greater than that from our Google Network members’ web sites primarily as a result of higher traffic growth and certain monetization improvements on our Google web sites, as well as the higher average fees paid by advertisers on our Google web sites each time their ad was clicked. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels.

Aggregate paid clicks on our web sites and our Google Network members’ web sites increased approximately 4% from the three months ended June 30, 2008 to the three months ended September 30, 2008, and increased approximately 18% from the three months ended September 30, 2007 to the three months ended September 30, 2008. In general, increases in paid clicks have historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords and the revenue growth rates on our web sites compared to those of our Google Network members. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations.

We believe that the increase in the number of paid clicks and ads displayed through our programs is substantially the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners. Revenues realized through the Google Print Ads program, Google Audio Ads program, Google TV Ads, Google Checkout, YouTube and Postini were not material in any of the periods presented.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below (unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
United States	52%	48%	49%	53%	48%
United Kingdom	16%	14%	14%	16%	15%
Rest of the world	32%	38%	37%	31%	37%

The growth in international revenues in the three and nine months ended September 30, 2008 compared to the three and nine months ended September 30, 2007 resulted largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets as well as an increase in the value of the Euro, the Japanese yen and other foreign currencies compared to the U.S. dollar over these periods. The decrease in international revenues as a percentage of total revenue from the three months ended June 30, 2008 to the three months ended September 30, 2008 resulted primarily from the impact of foreign exchange fluctuations.

The strengthening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British pound) in the three months ended September 30, 2008 compared to the three months ended June 30, 2008 had an unfavorable impact on our international revenues, which increased $46.2 million. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $59.3 million, or 1.1%, higher. The weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the Japanese yen) in the three months ended September 30, 2008 compared to the three months ended September 30, 2007 had a favorable impact on our international revenues, which increased $820.8 million. Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $168.5 million, or 3.0%, lower.

Also, we recognized a benefit of $34.2 million and $38.9 million to revenue through our foreign exchange risk management program for the three and nine months ended September 30, 2008. See Note 4 to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information.

Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2008 or thereafter. See Note 14 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information about geographic areas.

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

For AdSense agreements under which we only pay on a contractual revenue share basis, we recognize the revenue share obligations as traffic acquisition costs at the same time the related revenue is recognized.

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

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
Cost of revenues	$1,662.6	$2,147.6	$2,173.4	$4,693.3	$6,431.5
Cost of revenues as a percentage of revenues	39.3%	40.0%	39.2%	39.9%	40.0%

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
Traffic acquisition costs	$1,221.1	$1,474.0	$1,495.2	$3,494.1	$4,455.6
Traffic acquisition costs as a percentage of advertising revenues	29.1%	28.4%	27.9%	30.0%	28.5%

Cost of revenues increased $25.8 million from the three months ended June 30, 2008 to the three months ended September 30, 2008. The increase was primarily related to an increase in traffic acquisition costs of $21.2 million. Also, data center costs increased $4.9 million primarily as a result of the depreciation of additional information technology assets and data center buildings as well as additional personnel required to manage the data centers, partially offset by a decrease in write-offs on certain data center assets. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased $510.8 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. Over the same period there was an increase in traffic acquisition costs of $274.1 million primarily resulting from more advertiser fees generated through our AdSense program, and to a lesser extent, an increase of $167.0 million in data center costs primarily resulting from the depreciation of additional information technology assets and data center buildings as well as additional labor required to manage the data centers. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

Cost of revenues increased $1,738.2 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. Over the same period there was an increase in traffic acquisition costs of $961.5 million primarily resulting from more advertiser fees generated through our AdSense program, and to a lesser extent, an increase of $541.0 million in data center costs primarily resulting from the depreciation of additional information technology assets and data center buildings as well as additional labor required to manage the data centers. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
Research and development expenses	$548.7	$682.2	$704.6	$1,489.2	$2,059.9
Research and development expenses as a percentage of revenues	13.0%	12.7%	12.7%	12.7%	12.8%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $22.4 million from the three months ended June 30, 2008 to the three months ended September 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $40.6 million as a result of a 6% increase in research and development headcount. This increase was partially offset by a decrease in stock-based compensation expense of $18.0 million, primarily driven by certain equity awards which fully vested during the three months ended June 30, 2008.

Research and development expenses increased $155.9 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $93.1 million as a result of a 32% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $38.6 million.

Research and development expenses increased $570.7 million from the nine months ended September, 2007 to the nine months ended September 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $316.8 million as a result of a 32% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $141.9 million and an increase in fees for professional services of $49.6 million, the majority of which were related to consulting costs.

We anticipate that research and development expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2008 and future periods because we expect to employ more research and development personnel compared to prior periods and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing.

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
Sales and marketing expenses	$380.8	$484.6	$508.8	$1,039.0	$1,440.3
Sales and marketing expenses as a percentage of revenues	9.0%	9.0%	9.2%	8.8%	8.9%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $24.2 million from the three months ended June 30, 2008 to the three months ended September 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $12.1 million and an increase in advertising and promotional expenses of $8.1 million.

Sales and marketing expenses increased $128.0 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $94.4 million, mostly as a result of a 24% increase in sales and marketing headcount.

Sales and marketing expenses increased $401.3 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase was primarily due to an increase in labor and facilities related costs of $297.8 million mostly as a result of a 24% increase in sales and marketing headcount. In addition, there was an increase in stock-based compensation expense of $56.1 million.

We anticipate that sales and marketing expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2008 and future periods because we expect to employ more sales and marketing personnel compared to prior periods, and to continue the level of service we provide to our advertisers and Google Network members.

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
General and administrative expenses	$321.4	$474.9	$507.1	$902.2	$1,391.3
General and administrative expenses as a percentage of revenues	7.6%	8.9%	9.2%	7.7%	8.7%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $32.2 million from the three months ended June 30, 2008 to the three months ended September 30, 2008. This increase was primarily related to the settlement agreement we entered into in October 2008 with the Authors Guild and the Association of American Publishers (“AAP”) under which we recognized $95.1 million of expense in the three months ended September 30, 2008. This was partially offset by a decrease in professional services of $51.8 million, the majority of which were related to legal costs. See Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information on the settlement agreement.

General and administrative expenses increased $185.7 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This increase was primarily related to the settlement agreement with the Authors Guild and the AAP under which we recognized $95.1 million of expense in the three months ended September 30, 2008. In addition, there was an increase in professional services of $40.5 million, an increase in bad debt expense of $19.1 million, and an increase in labor and facilities related costs of $12.2 million primarily as a result of a 16% increase in headcount.

General and administrative expenses increased $489.1 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This increase was primarily related to the settlement agreement with the Authors Guild and the AAP under which we recognized $95.1 million of expense in the nine months ended September 30, 2008. In addition, there was an increase in professional services of $181.3 million, an increase in bad debt expense of $70.2 million, and an increase in labor and facilities related costs of $73.2 million primarily as a result of a 16% increase in headcount.

As we expand our business and incur additional expenses, we believe general and administrative expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2008 and future periods.

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
Stock-based compensation	$198.0	$272.8	$280.0	$623.3	$833.6
Stock-based compensation as a percentage of revenues	4.7%	5.1%	5.1%	5.3%	5.2%

Stock-based compensation increased $7.2 million from the three months ended June 30, 2008 to the three months ended September 30, 2008. This increase was primarily due to additional stock awards issued to existing and new employees, partially offset by certain equity awards that fully vested during the three months ended June 30, 2008.

Stock-based compensation increased $82.0 million and $210.3 million from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008. These increases were primarily due to additional stock awards issued to existing and new employees.

We expect stock-based compensation to be approximately $1.1 billion in 2008 and $2.4 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to September 30, 2008 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest Income and Other, Net

Interest income and other, net decreased $36.7 million from the three months ended June 30, 2008 to the three months ended September 30, 2008. This decrease was primarily driven by an increase in net foreign exchange related costs of $38.7 million primarily due to more hedging activity under our foreign exchange risk management program.

Interest income and other, net decreased $133.2 million from the three months ended September 30, 2007 to the three months ended September 30, 2008. This decrease was primarily driven by an increase in net foreign exchange related costs of $84.2 million primarily due to more hedging activity under our foreign exchange risk management program. In addition, there was a decrease in interest income of $55.1 million due to lower yields on our cash balances.

Interest income and other, net decreased $175.8 million from the nine months ended September 30, 2007 to the nine months ended September 30, 2008. This decrease was primarily driven by an increase in net foreign exchange related costs of $120.2 million primarily due to more hedging activity under our foreign exchange risk management program. Also, there was a decrease in interest income of $113.5 million due to lower yields on our cash balances. These decreases were partially offset by an increase in net realized gains on sales of marketable securities of $47.8 million.

The costs of our hedging activity that we recognize to interest income and other, net on a quarterly basis are primarily a function of the notional amount of the option contracts and the volatility of the foreign currency exchange rates.

As we expand our international business, we believe costs related to hedging activity under our foreign exchange risk management program may increase in dollar amount in 2008 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions, unaudited):

	Three Months Ended			Nine Months Ended
	September 30, 2007	June 30, 2008	September 30, 2008	September 30, 2007	September 30, 2008
	(unaudited)
Provision for income taxes	$402.3	$388.5	$378.8	$1,068.7	$1,173.8
Effective tax rate	27.3%	23.7%	22.7%	26.3%	23.4%

Our provision for income taxes and effective tax rate decreased from the three months ended June 30, 2008 to the three months ended September 30, 2008, primarily as a result of the $38.9 million tax benefits recognized in the three months ended September 30, 2008 related to the settlement agreement with the Authors Guild and the AAP.

Our provision for income taxes decreased from the three months ended September 30, 2007 to the three months ended September 30, 2008 primarily as a result of the $38.9 million tax benefits recognized in the three months ended September 30, 2008 related to the settlement agreement with the Authors Guild and the AAP. Our provision for income taxes increased from the nine months ended September 30, 2007 to the nine months ended September 30, 2008, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period. This increase was partially offset by the $38.9 million tax benefits recognized in the nine months ended September 30, 2008 related to the settlement agreement with the Authors Guild and the AAP. Our effective tax rates decreased from the three and nine months ended September 30, 2007 to the three and nine months ended September 30, 2008, primarily as a result of proportionately more of our annual earnings expected to be realized in countries where we have lower statutory tax rates in 2008 compared to 2007.

On October 1, 2008, the state of California enacted a law to establish a 20% penalty applicable to corporations that underpay their taxes by an amount that is greater than one million dollars. On October 3, 2008, the United States enacted a law, the “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. The effects of these changes in the tax law will be determined and recognized in the fourth quarter, which is the quarter in which the laws were enacted.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates. Our effective tax rate could also fluctuate due to the effect on earnings to each legal entity as a result of our hedging activities on certain intercompany transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

In summary, our cash flows were (in millions, unaudited):

	Nine Months Ended September 30,
	2007	2008
	(unaudited)
Net cash provided by operating activities	$4,082.2	$5,730.6
Net cash used in investing activities	(2,806.2)	(3,502.6)
Net cash provided by financing activities	257.7	76.5

At September 30, 2008, we had $14.4 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of debt instruments of the U.S. government and its agencies, municipalities in the U.S., as well as time deposits. See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for a further discussion on the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2007 and September 30, 2008, we had unused letters of credit for approximately $20.4 million and $112.1 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, excess tax benefits from stock-based award activity, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2008 was $5,730.6 million and consisted of net income of $3,844.4 million, adjustments for non-cash items of $1,694.2 million and cash provided by working capital and other activities of $192.0 million. Adjustments for non-cash items primarily consisted of $898.8 million of depreciation and amortization expense on property and equipment, $833.6 million of stock-based compensation and $215.6 million of amortization of intangibles and other, partially offset by $114.8 million of excess tax benefits from stock-based award activity and $124.6 million of deferred income taxes. In addition, the increase in cash from changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $552.7 million, which includes the same $114.8 million of excess tax benefits from stock-based awards included under adjustments for non-cash items and an increase in accrued expenses and other liabilities of $162.9 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued. These increases were partially offset by a decrease of $218.3 million in accounts receivable due to the growth in fees billed to our advertisers, a decrease in accounts payable of $152.2 million primarily due to the timing of invoice processing and payments, and a decrease of $170.0 million in prepaid revenue share, expenses and other assets.

Cash provided by operating activities in the nine months ended September 30, 2007 was $4,082.2 million and consisted of net income of $2,997.3 million, adjustments for non-cash items of $870.8 million and cash provided by working capital and other activities of $214.1 million. Adjustments for non-cash items primarily consisted of $623.3 million of stock-based compensation, $565.8 million of depreciation and amortization expense on property and equipment and $111.9 million of amortization of intangibles and other, partially offset by $238.6 million of excess tax benefits from stock-based award activity. In addition, the increase in cash from working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $615.6 million, which includes the same $238.6 million of excess tax benefits from stock-based awards included under adjustments for non-cash items, an increase in accrued expenses and other liabilities of $206.5 million and an increase in accrued revenue share of $136.4 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued. These increases were partially offset by a decrease of $559.4 million in accounts receivable due to the growth in fees billed to our advertisers and a decrease of $237.3 million in prepaid revenue share, expenses and other assets.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in the nine months ended September 30, 2008 of $3,502.6 million was attributable to purchases of marketable securities of $7,814.3 million and cash consideration used in acquisitions and other investments of $3,332.6 million, primarily related to the DoubleClick acquisition, and capital expenditures of $1,990.6 million, partially offset by net proceeds received from the sales and maturities of marketable securities of $9,634.9 million. Cash used in investing activities in the nine months ended September 30, 2007 of $2,806.2 million was attributable to capital expenditures of $1,724.6 million, cash consideration used in acquisitions and other investments of $844.4 million, of which $545.7 million related to the acquisition of Postini in the third quarter of 2007, and net purchases of marketable securities of $237.2 million.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of September 30, 2008, our remaining contingent obligations related to these acquisitions was approximately $582.2 million, which if the criteria are met, would be recorded as part of the purchase price. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. In May 2008, Clearwire Corporation and Sprint Nextel Corporation agreed to combine certain businesses to form a wireless communication company, the new Clearwire. In addition, certain other companies have collectively agreed to contribute $3.2 billion in cash to the new Clearwire or its subsidiary, including $500 million from us. We expect this transaction to close during the fourth quarter of 2008. Also, in July 2008, we signed an agreement with Rambler Media to acquire ZAO Begun, a Russian context advertising service, for $140 million in cash, subject to customary adjustments. On October 22, 2008, the Federal Antimonopoly Service of the Russian Federation denied consent to the proposed acquisition of ZAO Begun.

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

Cash provided by financing activities in the nine months ended September 30, 2008 of $76.5 million was primarily due to excess tax benefits of $114.8 million from stock-based award activities during the period which represents a portion of the $198.8 million reduction to income taxes payable that we recorded in the nine months ended September 30, 2008 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, partially offset by net payments related to stock-based award activity of $38.3 million. Net payments result when the tax withholding payments we make on behalf of our employees upon the net settlement of their vested restricted stock units exceeds the cash we receive upon the exercise of stock options. Cash provided by financing activities in the nine months ended September 30, 2007 of $257.7 million was primarily due to excess tax benefits of $238.6 million from stock-based award activities during the period which represents a portion of the $412.4 million reduction to income taxes payable that we recorded in the nine months ended September 30, 2007 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards. In addition, we received net proceeds from the issuance of common stock pursuant to stock-based award activity of $19.1 million.

Contractual and Other Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At September 30, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,271.0 million through 2012 compared to $1,746.4 million at December 31, 2007.

In addition, as of a result of having adopted FIN 48 (discussed below under Income Taxes) in January 2007, we increased long-term taxes payable by $400.4 million in the year ended December 31, 2007 as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $252.7 million in the nine months ended September 30, 2008. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit, the refinement of an estimate or changes in tax laws. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest.

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 23.7% for the three months ended June 30, 2008 and 22.7% for the three months ended September 30, 2008. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates. Our effective tax rate could also be adversely affected by the effect on earnings to each legal entity as a result of our hedging activities on certain intercompany transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under FSP 115-1. Factors we consider to make such a determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent and ability to hold an investment. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income.

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

In October 2008, the FASB issued FSP SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify the application of the provisions of SFAS 157 and how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our September 30, 2008 financial statements. The application of the provisions of FSP 157-3 did not materially impact our consolidated financial position, results of operations and cash flows as of and for the period ended September 30, 2008.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies. This exposes us to foreign currency risk. We purchase foreign exchange option contracts to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (“SFAS 133”), these contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged exposure affects revenues or as interest income and other, net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated because the hedged transaction is no longer probable of occurring or related to an ineffective portion of a hedge is recognized as interest income and other, net, immediately. At September 30, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.6 billion (or approximately $2.4 billion) and $118.5 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars and Euros with British pounds were £1.1 billion (or approximately $1.9 billion) and $34.7 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$162.9 million (or approximately $154.7 million) and $3.6 million. These foreign exchange options have maturities of 18 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $80 million lower at September 30, 2008, and the amount recorded in interest income and other, net, would have been approximately $70 million lower in the three months ended September 30, 2008. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $700 million higher at September 30, 2008, and the amount recorded in interest income and other, net, would have been approximately $80 million lower in the three months ended September 30, 2008.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, the British pound and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.5 billion and $2.6 billion at December 31, 2007 and September 30, 2008. The notional principal of foreign exchange contracts to sell U.S. dollars with foreign currencies was $23.2 million at September 30, 2008. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €296.5 million (or approximately $433.4 million) and €534.6 million (or approximately $780.8 million) at December 31, 2007 and September 30, 2008.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $79.5 million and $46.3 million at December 31, 2007 and September 30, 2008. The adverse impact at December 31, 2007 and September 30, 2008 is after consideration of the offsetting effect of approximately $327.5 million and $641.6 million from forward exchange contracts in place for the months of December 2007 and September 2008. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest in a variety of securities, consisting primarily of investments in interest-bearing demand deposit accounts with financial institutions, tax-exempt money market funds and debt securities of corporations and municipalities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $86.7 million and $78.7 million at December 31, 2007 and September 30, 2008.

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

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations and cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” and “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” in the “Risks Related to Our Business and Industry” section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We face competition across all geographic markets from other internet companies, including web search providers, internet access providers, internet advertising companies, destination web sites, and local information providers, and from traditional media companies.

In addition to Microsoft and Yahoo, we face competition from other web search providers, including start-ups as well as developed companies that are enhancing or developing search technologies. We compete with internet advertising companies, particularly in the areas of pay-for-performance and keyword-targeted internet advertising. Also, we may compete with companies that sell products and services online because these companies, like us, are trying to attract users to their web sites to search for information about products and services. We also provide a number of online products and services, including Gmail, YouTube, and Google Docs, that compete directly with new and established companies that offer communication, information, and entertainment services integrated into their products or media properties.

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

In certain markets outside the U.S., other web search, advertising services, and internet companies have greater brand recognition, more users, and more search traffic than we have. Even in countries where we have a significant user following, we may not be as successful in generating advertising revenue due to slower market development, our inability to provide attractive local advertising services or other factors. In order to compete, we need to better understand our international users and their preferences, improve our brand recognition, our selling efforts internationally, and build stronger relationships with advertisers. If we fail to do so, our global expansion efforts may be more costly and less profitable than we expect.

In addition to internet companies, internet advertising companies such as Google face competition from companies that offer traditional media advertising opportunities. Most large advertisers have fixed advertising budgets, a small portion of which is allocated to internet advertising. We expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results would be harmed.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Item 1A and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites and satisfy existing users on our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources, such as YouTube and Google Checkout.

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

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising and web based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers and Google Network members, are not appropriately timed with market opportunities or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We generate our revenue almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 99% of our revenues in 2007 and 97% of our revenues for the first nine months of 2008 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. In particular, as a result of the continued disruptions in the global financial markets, worldwide economic conditions and their impact on levels of consumer spending have recently deteriorated in many countries and regions. Any decreases in or delays in advertising spending due to general economic conditions could reduce our revenues or negatively impact our ability to grow our revenues.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to our Google Network members, which accounted for 35% of our revenues in 2007 and 31% of our revenues in the nine months ended September 30, 2008. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

We have experienced rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heightens these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

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

We do not have a great deal of experience acquiring companies, and the companies we have acquired have typically been small. However, recently, we have closed a number of larger acquisitions, including our acquisitions of DoubleClick and Postini, and are in the process of integrating these businesses into our own. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Implementation or remediation of controls, procedures and policies at the acquired company.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Coordination of product, engineering and sales and marketing functions.

•	Transition of operations, users and customers onto our existing platforms.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retention of employees from the businesses we acquire.

•	Integration of the acquired company’s accounting, management information, human resource and other administrative systems.

•

Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities and other known and unknown liabilities.

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

Our international operations are subject to increased risks which could harm our business, operating results, and financial condition.

International revenues accounted for approximately 52% of our total revenues in the first nine months of 2008, and more than half of our user traffic came from outside the U.S. during this period. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	Challenges caused by distance, language and cultural differences and by doing business with foreign agencies and governments.

•	Longer payment cycles in some countries.

•	Uncertainty regarding liability for services and content.

•	Credit risk and higher levels of payment fraud.

•	Currency exchange rate fluctuations and our ability to manage these fluctuations under our foreign exchange risk management program.

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs.

•	Potentially adverse tax consequences.

•	Higher costs associated with doing business internationally.

•	Different employee/employer relationships and the existence of workers’ councils and labor unions.

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

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees, which would cause us to lose the competitive advantage resulting from these trade secrets.

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

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. We currently have three cases pending at the European Court of Justice, which will address questions regarding whether advertisers and search engines can be held liable for use of trademarked terms in keyword advertising. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, China, France, Germany, Israel, and Italy.

We have also had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe their rights. In the U.S. we recently announced a settlement with the Authors Guild and the Association of American Publishers (see Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Form 10-Q for additional information), however, this class action is subject to approval by the U.S. District Court for the Southern District of New York and we are subject to additional claims with respect to Google Book Search in other parts of the world. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

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

A variety of new and existing U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign law for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

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

Our business practices have raised a variety of regulatory concerns or subjected us to increased regulatory scrutiny, particularly in the U.S. and Europe. Our competitors have employed and will likely continue to employ significant resources to shape the legal and regulatory regimes in countries where we have significant operations. Any changes in these legal or regulatory regimes in a manner that would require us to incur substantial costs or change our business practices could negatively impact our business. Any failure on our part to comply with new laws and regulations, or interpretations of existing laws and regulations, may subject us to additional liabilities or otherwise harm our business.

More individuals are using non-PC devices to access the internet. If users of these devices do not widely adopt versions of our web search technology, products or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants (PDAs), smart phones and handheld computers and video game consoles, as well as television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. As we have limited experience to date in operating versions of our products and services developed or optimized for users of alternative devices, and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors and users to our products and services or if we are slow to develop products and technologies that are more compatible with non-PC communications devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

Technologies have been developed that can block the display of our ads. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages. As a result, ad-blocking technology could adversely affect our operating results.

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

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel or maintain our corporate culture, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

In addition, we believe that our corporate culture fosters innovation, creativity and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

We have a short operating history and a relatively new business model in an emerging and rapidly evolving market. This makes it difficult to evaluate our future prospects and may increase the risk that we will not continue to be successful.

We first derived revenue from our online search business in 1999 and from our advertising services in 2000, and we have only a short operating history with our cost-per-click advertising model, which we launched in 2002 and our cost-per-impression advertising model which we launched in the second quarter of 2005. As a result, we have only a short operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as a company operating in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At September 30, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.27 billion through 2012 compared to $1.75 billion at December 31, 2007. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. If the currency exchange rates were to change unfavorably, the value of net receivables we receive in foreign currencies and later convert to U.S. dollars after the unfavorable change would be diminished. This could have a negative impact on our reported operating results. Hedging strategies, such as forward contracts, options and foreign exchange swaps related to transaction exposures, that we have implemented or may implement to mitigate this risk may not reduce or completely offset our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our financial results, including the following:

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

•

We may determine that the cost of acquiring a foreign exchange hedging instrument outweighs the benefit we expect to derive from the derivative, in which case we would not purchase the derivative and would be exposed to unfavorable changes in currency exchange rates.

•	To the extent we recognize a gain on a hedge transaction in one of our subsidiaries that is subject to a high statutory tax rate, our effective tax rate may be higher.

•	Significant fluctuations in foreign exchange rates could greatly increase our hedging costs.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange hedging program, or changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may seriously harm the market price of our Class A common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class-action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2008, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of September 30, 2008, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 89% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three month period ended September 30, 2008:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
July 1-31	27,027	$6,147	$1,160	$301.52	$227.42	$42.94
August 1-31	88,353	$20,320	$3,990	$305.57	$229.99	$45.15
September 1-30	—	—	—	—	—	—

Total (except weighted-average amounts)	115,380	$26,467	$5,150	$304.62	$229.39	$44.64

(1)	The TSO program is generally active during regular NASDAQ trading hours when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

ITEM 6.	EXHIBITS

Exhibit Number		Description

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2003

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: November 7, 2008	By:	/s/ PATRICK PICHETTE
Patrick Pichette
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