Form 10-K
period 2008-12-31
Google Inc.
filed 2009-02-13
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2008, the aggregate market value of shares held by non-affiliates of the Registrant (based upon the closing sale price of such shares on The Nasdaq Global Select Market on June 30, 2008) was $116,684,274,176.

At January 31, 2009, there were 240,289,354 shares of the Registrant’s Class A common stock outstanding and 75,004,353 shares of the Registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement for the 2008 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the Registrant’s fiscal year ended December 31, 2008.

Form 10-K

For the Fiscal Year Ended December 31, 2008

INDEX

i

PART I

ITEM 1.	BUSINESS

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top internet property and our brand one of the most recognized in the world. We maintain a large index of web sites and other online content, which we make freely available via our search engine to anyone with an internet connection. Our automated search technology helps people obtain nearly instant access to relevant information from our vast online index.

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

Our Mission

Our mission is to organize the world’s information and make it universally accessible and useful. We believe that the most effective, and ultimately the most profitable, way to accomplish our mission is to put the needs of our users first. We have found that offering a high-quality user experience leads to increased traffic and strong word-of-mouth promotion. Our dedication to putting users first is reflected in three key commitments:

•

We will do our best to provide the most relevant and useful search results possible, independent of financial incentives. Our search results will be objective and we do not accept payment for search result ranking or inclusion.

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

How We Provide Value to Our Users

We serve our users by developing products that quickly and easily find, create, organize and share information. We place a premium on products that matter to many people and have the potential to improve their lives.

Some of the key benefits we offer include:

Comprehensiveness and Relevance. Our search technologies sort through a vast and growing amount of information to deliver relevant and useful search results in response to user queries. This is an area of continual development for us. When we started the company in 1998, our web index contained approximately 30 million documents. We now index billions of web pages and strive to provide the most comprehensive search experience possible. Our team continually improves our relevance algorithms to objectively determine the best answers to our users’ queries and to place these answers at the top of our search results. We are also constantly developing new functionality and enhancing our offerings to allow our users to more quickly and easily find information.

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

Global Access. We strive to provide our services to everyone in the world and the Google interface is available in 120 languages. Through Google News, we offer an automated collection of frequently updated news stories in 24 languages in 61 editions. We also offer automatic translation of content between various languages and provide localized versions of Google in many developing countries.

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

Multiple Access Platforms. The mobile phone is the primary way that many people around the world access the internet. We have continued to invest in improving mobile search and have introduced applications that allow users to access search, email, maps, directions and satellite imagery through their mobile devices.

Improving the Web. We want to make the web experience as good as possible for users around the world. This includes providing platforms for developers to build, deploy and run increasingly rich applications. For users, we are investing in areas to improve their experience in using web-based applications, including making browsers more stable and powerful.

Products and Services for our Users

Our product development philosophy involves rapid and continuous innovation, with frequent releases of early-stage products that we then iterate and improve. We often make products available early in their development stages by posting them on Google Labs, at test locations online or directly on Google.com. If our users find a product useful, we promote it to “beta” status for additional testing. Once we are satisfied that a product is of high quality and utility, we remove the beta label and make it a core Google product. Our main products and services are described below.

Google.com—Search and Personalization

We are focused on building products and services on our web sites that benefit our users and let them find relevant information quickly and easily. These products and services include:

Google Web Search. In addition to providing easy access to billions of web pages, we have integrated special features into Google Web Search to help people find exactly what they are looking for on the web. The Google.com search experience also includes items like:

•	Advanced Search Functionality—enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries or web sites.

•	Web Page Translation—supports 41 languages and automatically translates between any two of these languages, with a total of 1,640 language translation pairs.

•	Integrated Tools—such as a spell checker, a calculator, a dictionary and currency and measurement converters.

•

Search by Number—lets users do quick searches by entering shipping tracking numbers, vehicle identification numbers, product codes, telephone area codes, patent numbers, airplane registration numbers and electronic equipment identification government numbers.

•	Cached Links—provides snapshots of web pages taken when the pages were indexed, letting users view web pages that are no longer available.

•	Movie, Music and Weather Information—enables users to quickly and easily find movie reviews and show times, information about artists, songs and albums and weather conditions and forecasts.

•

News, Finance, Maps, Image, Video, Book, Blogs, and Groups Information—Users are often best served by different types of results. When relevant, we also search display results from other Google products including Google News, Google Finance, Google Maps, Google Image Search, Google Video, Google Book Search, Google Blog Search, and Google Groups.

Google Image Search. Google Image Search is our searchable index of images found across the web. To extend the usefulness of Google Image Search, we offer advanced features, such as searching by image size, format and coloration and restricting searches to specific web sites or domains.

Google Book Search. Google Book Search lets users search the full text of a library-sized collection of books to discover books of interest and to learn where to buy or borrow them. Through this program, publishers can host their content and show their publications at the top of our search results. We also work closely with participating libraries to digitize all or part of their collections to create a full-text searchable online card catalog. Google Book Search links bring users to pages containing bibliographic information and several sentences of the search term in context, sample book pages, or full text, depending on author and publisher permissions and book copyright status. In October 2008, we reached a settlement agreement with the Authors Guild and the Association of American Publishers over lawsuits in the U.S. over Google Book Search. If approved by the court, millions more in-copyright books will be accessible to our users. Many books will be available for purchase even if they are out of print, expanding the market for authors and publishers to earn money from their works.

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

Google Video. Google Video lets users upload, find, view and share video content worldwide.

Google Blog Search. Google Blog Search enables users to search the blogging universe more effectively and find out users’ opinions on a wide variety of subjects. The Google Blog Search index includes every blog that publishes a site feed.

iGoogle and Personalized Search. iGoogle connects users to the information that is most useful and important to them in an easy-to-use and customizable format. Users add gadgets and themes created by Google and developers to create a powerful and personalized homepage and arrange the content the way they want. iGoogle includes Personalized Search, which gives our users better search results based on what they have searched for in the past, making it easier to quickly find the information that is more relevant to them. Users can also view and manage their history of past searches and the results they have clicked on, and create bookmarks with labels and notes.

Google Product Search. Google Product Search helps users find and compare products from online stores across the web and directs users to where they can buy these products. Users can search for product information that is submitted electronically by sellers or automatically identified by Google software.

Google Custom Search. Google Custom Search allows communities of users familiar with particular topics to build customized search engines. These customized search engines allow the communities to help improve the quality of search results by labeling and annotating relevant web pages or by creating specialized, subscribed links for users to get more detailed information about a particular topic.

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

Applications

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

Gmail. Gmail is Google’s free webmail service that comes with built-in Google search technology to allow searching of emails and over seven gigabytes of storage, allowing users to keep their important messages, files and pictures. We serve small text ads that are relevant to the messages in Gmail.

Google Groups. Google Groups is a free service that helps groups of people connect to information and people that have interest in them. Users can discuss topics by posting messages to a group, where other people can then read and respond. Google Groups now contains more than one billion messages from Usenet internet discussion groups dating back to 1981. The discussions in these groups provide a comprehensive look at evolving viewpoints, debate and advice on many subjects.

Google Reader. Google Reader is a free service that lets users subscribe to feeds and receive updates from multiple web sites in a single interface. Google Reader also allows users to share content with others, and functions with many types of media and reading-styles.

orkut. orkut enables users to search and connect to other users through networks of trusted friends. Users can create a profile, personal mailboxes, post photos and join or manage online communities.

Blogger. Blogger is a web-based publishing tool that lets people publish to the web instantly using weblogs, or “blogs.” Blogs are web pages usually made up of short, informal and frequently updated posts that are arranged chronologically.

Google Sites. Google Sites allows users to easily create, update and publish content online without technical expertise, with control over who can see and update the site. Google Sites supports a variety of information such as videos, calendars, presentations, spreadsheets, discussions and texts.

YouTube. YouTube is an online community that lets users worldwide upload, share, watch, rate, and comment on videos, from user generated, niche professional, to premium videos. YouTube is also a video platform providing general purpose video resources to the web community. YouTube videos are embedded in blogs, social networks and web applications, and YouTube programming interfaces are utilized by many registered developers to create third-party products and services. In addition, YouTube offers a range of video and interactive formats for advertisers to reach their intended audience.

Client

Google Toolbar. Google Toolbar is a free application that adds a Google search box to web browsers (Internet Explorer and Firefox) and improves user web experience through features such as a pop-up blocker that blocks pop-up advertising, an autofill feature that completes web forms with information saved on a user’s computer, and customizable buttons that let users search their favorite web sites and stay updated on their favorite feeds.

Google Chrome. Google Chrome is an open-source browser that combines a minimal design with technologies to make the web faster, safer, and easier to navigate.

Google Pack. Google Pack is a free collection of safe, useful software programs from Google and other companies that improve the user experience online and on the desktop. It includes programs that help users browse the web faster, remove spyware and viruses.

Picasa. Picasa is a free service that allows users to view, manage and share their photos. Picasa enables users to import, organize and edit their photos, and upload them to Picasa Web Albums where the photos can be shared with others on the internet.

Google Desktop. Google Desktop lets people perform a full-text search on the contents of their own computer, including email, files, instant messenger chats and web browser history. Users can view web pages they have visited even when they are not online. Google Desktop also includes a customizable Sidebar that includes modules for weather, stock tickers and news.

Google GEO—Maps, Earth and Local

Google Earth. Google Earth lets users see and explore the world and beyond from their desktop. Users can fly virtually to a specific location and learn about that area through detailed satellite and aerial images, 3D topography, street maps and millions of data points describing the location of businesses, schools, parks and other points of interest around the globe. Google Earth includes Sky, an astronomical imagery library with images of over 100 million stars and 200 million galaxies, and Ocean, with a detailed bathymetric map of the earth’s ocean floors.

Google Maps. Google Maps helps people navigate map information. Users can look up addresses, search for businesses, and get point-to-point driving directions—all plotted on an interactive street map or on satellite imagery. Google Maps includes StreetView, 360-degree street-level imagery available in several regions around the world, and Google Transit, which provides up-to-date information on local transit options in many cities. Google Maps provides a comprehensive search experience by combining yellow-pages listings with ratings and reviews and other business information. In addition, Google Maps lets users create their own maps and allows developers to put their content on top of our base map data. We display relevant targeted ads for searches done through Google Maps.

Google Sketchup and Sketchup Pro. Google Sketchup is a free tool that enables users to model buildings in 3D, and can be used as a tool for populating Google Earth with architectural content. The Pro version of this tool is sold to professional designers and includes additional features.

Google Mobile and Android

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

Google Maps for Mobile. Google Maps for Mobile is a free Java client application that lets users view maps and satellite imagery, find local businesses and get driving directions on mobile devices. Google Maps for Mobile offers many of the same functions as Google Maps, including draggable maps combined with satellite imagery. In addition, the My Location feature allows users to view their approximate location on the map.

Blogger for Mobile. With Blogger for mobile devices, users can take pictures with their camera phones and then post their pictures and text comments to their blog using MMS or email.

Google Gmail, News and Personalized Home for Mobile. Several of our services, such as Gmail, News and Personalized Home are also available as mobile applications.

GOOG-411. GOOG-411 is a free, speech-enabled application allowing users to call 1-800-GOOG-411 to search for businesses by name or category.

Android. Android is a free, open-source mobile software platform which allows developers to create applications for mobile devices and for handset manufacturers to install. Android is being developed with the Open Handset Alliance, a group of more than 45 technology and mobile companies, with the goal of providing consumers a less expensive, richer and more powerful mobile experience.

Search by Voice. Search by Voice lets users do a Google web search just by saying what they are looking for. Search results are formatted to fit phone screens. Search by Voice is currently available for the iPhone and Android phones.

Google Checkout

Google Checkout is a service for our users, advertisers and participating merchants that is intended to make online shopping faster, more convenient and more secure by providing a single login for buying online and helping users find convenient and secure places to shop when they search.

For merchants, Google Checkout is integrated with AdWords to help advertisers attract more leads, convert more leads to sales and process sales. We believe that Google Checkout’s streamlined checkout process lowers shopping cart abandonment and barriers to purchase, which increases conversion of clicks to sales for participating merchants. We charge merchants who use Google Checkout 2% of the transaction amount plus $0.20 per transaction to the extent these transactions exceed 10 times the amount they spend on AdWords advertising.

Google Labs

Google Labs is our test bed for our engineers and adventurous Google users. On Google Labs, we post product prototypes and solicit feedback on how the technology could be used or improved. Current Google Labs examples include: Picasa for Mac, a software that allows Mac users to organize, edit, create, and share photos, In Quotes, a feature that allows users to find quotes from stories linked to Google News, and Google Audio Indexing, a new technology that allow users to find spoken words inside videos and jump to the right portion of the video where these words are spoken.

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

Infrastructure. We provide our products and services using our homegrown software and hardware infrastructure, which provides substantial computing resources at low cost. We currently use a combination of off-the-shelf and custom software running on clusters of commodity computers. Our considerable investment in developing this infrastructure has produced several benefits. This infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services, and automates much of the administration of large-scale clusters of computers. Although most of this infrastructure is not directly visible to our users, we believe it is important for providing a high-quality user experience. It enables significant improvements in the relevance of our search and advertising results by allowing us to apply superior search and retrieval algorithms that are computationally intensive. We believe the infrastructure also shortens our product development cycle and lets us pursue innovation more cost effectively.

How We Provide Value to Our Advertisers and Content Owners

Google AdWords

For advertisers seeking to market their products and services to consumers and business users over the internet, we offer Google AdWords, an auction-based advertising program that lets advertisers deliver relevant ads targeted to search queries or web content across Google sites and through the web sites of our Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with their search results and content. The Google Network is also increasingly encompassing different forms of online and offline media as well, including content providers who use our advertising programs to deliver ads in online video, television and radio broadcasts. AdWords is accessible to advertisers in 41 different interface languages.

Advertisers in our AdWords program create text-based or display ads, bid on the keywords that will trigger the display of their ads and set daily spending budgets. AdWords features an automated online signup process that lets advertisers quickly implement ad campaigns on Google properties and the web sites of our Google Network members. Ads are ranked for display in AdWords based on a combination of the maximum cost-per-click pricing set by the advertiser and click-through rates and other factors used to determine the relevance of the ads. This favors the ads that are most relevant to users, improving the experience both for the person looking for information and for the advertiser who is generating relevant ads. The AdWords program offers advertisers the following additional benefits:

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

Access to the Google Search and Content Network. We serve AdWords ads on Google properties, our syndicated search partners’ web sites, and the thousands of third-party web sites that make up the Google Network. As a result, we can offer extensive search and content inventory on which advertisers can advertise. Apart from keyword-based ads targeted to search queries and Site Targeting, we also offer advertisers an effective contextual advertising option—Content Targeting—that displays their ads on relevant content pages across our network of partner sites and products. As a result, AdWords advertisers can target users on Google properties and on search and content sites across the web. This gives advertisers increased exposure to people who are likely to be interested in their offerings. The Google Network significantly enhances our ability to attract interested advertisers.

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

•

AdWords Discounter. This feature gives advertisers the freedom to increase their maximum cost-per-click because it automatically adjusts pricing so that they never pay more than one cent over the next highest bid.

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

Google AdSense

We are enthusiastic about helping content owners monetize their content, which facilitates the creation of better content to search. If there is better content on the web, people are likely to do more searches, and we expect that will be good for our business and for users. Our Google AdSense program enables web sites that are part of the Google Network to deliver AdWords ads that are relevant to the search results or content on their pages. It also allows offline media companies, such as television and radio stations, to deliver ads and audio ads to the content they provide. We share most of the revenue generated from ads shown by a Google Network member with that member. The key benefits we offer to Google Network members include:

•

Access to Advertisers. Many small web site companies and content producers do not have the time or resources to develop effective programs for generating revenue from online advertising. Even larger sites, with dedicated sales teams, may find it difficult to generate revenue from pages with specialized content. Google AdSense promotes effective revenue generation by providing Google Network members access to Google’s base of advertisers and their broad collection of ads. Our technology automatically starts delivering ads on a web site as soon as the member joins the Google Network. Because the ads are related to what the web site’s visitors are looking for on the site, AdSense provides the Google Network member with a way to both monetize and enhance their web sites. The Google Network member determines the placement of the ads on its web site, and controls and directs the nature of ad content.

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

Google AdSense for Domains and Feeds. Google AdSense for domains allows owners of undeveloped domains that receive traffic from users typing generic terms into browsers or search to generate revenue from relevant advertising. AdSense for feeds is a free program that allows publishers to monetize their feeds—user-subscribable content streams containing structured data such as stock and financial information, web blog posts, and weather reports—through text ads targeted to the content of the feed. Like AdSense for search or content, Google shares the majority of the advertising revenue from AdSense for domains and AdSense for feeds with the domain owner or feed publisher.

Google Television Ads. Google Television Ads is a product that allows advertisers to use their AdWords account to create television campaigns. Advertisers can use our online advertising platform to place and monitor the effectiveness of their television ads, enhancing relevance and accountability.

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

Display Advertising

Display advertising is internet advertising that typically includes static or animated images as well as interactive audio or video media, such as the banner ads you see on the tops or sides of many popular web sites. Our goal is to make it easy for anyone to use display advertising. We want advertisers to realize a better return on their display advertising campaigns and publishers to maximize the value of the content on their web sites by providing tools, platforms and channels for ad management and delivery.

We completed our acquisition of DoubleClick in March 2008 and are in the process of integrating DoubleClick’s online ad serving and management services into Google’s advertising solutions. DoubleClick provides Google with a platform for delivering display advertising. DoubleClick also provides services related to the delivery of display advertising, including media planning, buying, implementation and measurement tools for advertisers and agencies and forecasting and reporting tools for publishers. Through these tools we also provide publishers with access to agencies and advertisers to help them sell their advertising inventory and ways to streamline the ad sales process.

We also offer advertising solutions on YouTube in a range of video, static or animated images, and interactive formats.

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

The AdWords auction system also incorporates the AdWords Discounter, which automatically lowers the amount advertisers actually pay to the minimum needed to maintain their ad position. Consider a situation where there are three advertisers—Pat, Betty and Joe—each bidding on the same keyword for ads that will be displayed on Google.com. These advertisers have ads with equal click-through rates and bid $1.00 per click, $0.60 per click and $0.50 per click, respectively. With our AdWords discounter, Pat would occupy the first ad position and pay only $0.61 per click, Betty would occupy the second ad position and pay only $0.51 per click, and Joe would occupy the third ad position and pay the minimum bid of $0.01 per click. The AdWords discounter saves money for advertisers by minimizing the price they pay per click, while relieving them of the need to constantly monitor and adjust their cost-per-click. Advertisers can also experience greater discounts through the application of our smart pricing technology, which can reduce the price of clicks for ads served across the Google Network based on the expected value of the click to the advertiser.

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

Our display advertising programs provide advertisers and publishers services related to the delivery of branded display advertising. The key elements of our display advertising technology include:

DoubleClick Advertiser Platform. The DoubleClick Advertiser Platform provides tools for media planning, buying, selling, ad delivery, measurement, and optimization. The key technologies included in this platform are:

•

Google Ad Planner and MediaVisor. This research and media planning tool allows agencies and advertisers to identify the web sites their target customers are likely to visit. MediaVisor improves media buying by replacing formerly manual tasks in the media buying process.

•	DART for Advertisers. DART for advertisers is an ad management and serving solution that can manage, traffic, serve and report on an advertiser’s online campaign.

•	DoubleClick Rich Media and Video. This tool covers the process of creating, managing and reporting on rich media and video advertising.

DoubleClick Publisher Platform. The DoubleClick Publisher Platform provides tools that address key challenges throughout the publisher ad sales cycle and helps maximize the value of publisher content. The key technologies included in this platform are:

•

The DART Ad Serving Platform. DART for Publishers is our hosted ad serving platform and DART Enterprise is our licensed software solution. Both provide tools to manage digital ad sales operations for publishers.

•	DART Sales Manager. This proposal and finance management tool is designed for companies using the DART platform.

•	DART Adapt for Publishers. This tool is DoubleClick’s solution designed to increase campaign performance by managing publisher inventory.

•	DoubleClick Ad Exchange. The ad exchange service connects advertisers, agencies and networks with online publishers to improve yield for sellers and campaign performance and ROI for buyers.

YouTube. YouTube offers video ads solutions to advertisers that provide advertisers with a way to promote their content to the YouTube community as well as to associate themselves with content being watched by their target audience. YouTube offers analytic tools to help advertisers understand their audience and derive general business intelligence. The key solutions provided by YouTube include:

•	Sponsored Videos. Sponsored videos allows advertisers of any size to use a self-service tool to reach people who are interested in their content, products or services.

•

YouTube Video Ads. These video ads enable advertisers to upload and promote their videos on the YouTube homepage, garnering reach, ratings and click-through rates to their own web sites and brand channels on YouTube.

•	Engagement Content Aggregation Programs. These programs enable a sponsored thematic experience using partner videos, thus enabling partner monetization.

•	Display and Linear ads. These ads including traditional branded display, linear ads, and video overlay ads, let advertisers monetize video playback and share money with the content owner.

•	Click to Buy. Click to buy allows advertisers to create a marketplace for items driven from the video playback.

Google Enterprise

Schools and businesses are increasingly moving towards web-based applications and away from licensed software. Since web-based applications require minimal up-front investment, businesses can pay as they use them and download updates.

Through Google Apps, we provide hosted applications for businesses, schools, and nonprofit organizations. In addition, we provide our search technology for use within enterprises through the Google Search Appliance and Google Mini. These search appliances are a software and hardware solution that companies can implement to extend Google’s search performance to their internal or external information.

Google Apps. Google Apps provides hosted communication and collaboration tools for organizations such as businesses, schools, and groups. Google Apps includes communication features such as Gmail, Google Calendar, Google Video, Google Sites, and Google Talk and collaboration features such as Google Docs. It is available on an organization’s own domain. Google Apps is available in Standard and Premier Editions, with the Premier Edition providing security and compliance features allowing administrators to implement rules for how messages are handled, as well as search for and recover deleted mail across their domain.

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

Sales and Support

We have put significant effort into developing our sales and support infrastructure. We have over 65 offices in over 30 countries, the large majority of which includes sales people. We deploy specialized sales teams across vertical markets. We bring businesses into our advertising network through both online and direct sales channels. We work to use technology and automation wherever possible to improve the experience for our advertisers and to grow our business cost-effectively. The vast majority of our advertisers use our automated online AdWords program to establish accounts, create ads, target users and launch and manage their advertising campaigns. Our direct advertising sales team focuses on attracting and supporting companies around the world with the largest advertising budgets. Our AdSense program follows a similar model. Most of the web sites in the Google Network sign up for AdSense using an automated online process. Our direct sales force focuses on building AdSense relationships with leading internet companies. Our display program, which includes DoubleClick and YouTube, also follows a similar model. Most advertisers and publishers sign up using an automated online process. Our direct sales force focuses on attracting and supporting advertisers and publishers around the world. Our global support organization concentrates on helping our advertisers and Google Network members get the most out of their relationship with us.

Marketing

We have always believed that building a trusted, highly-recognized brand begins with providing high-quality products and services that make a notable difference in people’s lives. Our user base has grown primarily by word-of-mouth. Our early marketing efforts focused on feeding this word-of-mouth momentum and used public relations efforts to accelerate it. Through these efforts and people’s increased usage of Google worldwide, we have been able to build our brand with relatively low marketing costs as a percentage of our revenues. Today, we use the quality of our own products and services as our most effective marketing tool, and word-of-mouth momentum continues to drive consumer awareness and user loyalty worldwide. We also engage in targeted marketing efforts, such as those we deliver to our advertising clients, designed to inform potential advertisers, Google Network members and enterprises of the benefits they can achieve through Google as well as targeted consumer marketing in certain geographies. In addition, we sponsor industry conferences and have promoted the distribution of Google products to internet users in order to make our search services easier to access.

Competition

We operate in a market that is characterized by rapid change and converging, as well as new and disruptive technologies, and we face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising. Currently, we consider our primary competitors to be Microsoft Corporation and Yahoo! Inc.

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

•

Google Network members and other content providers. We compete to attract and retain content providers (Google Network members, as well as other content providers for whom we distribute or license content) primarily based on the size and quality of our advertiser base, our ability to help these partners generate revenues from advertising and the terms of the agreements.

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

Google, YouTube, DoubleClick, DART, AdSense, AdWords, Gmail, I’m Feeling Lucky, PageRank, Blogger, orkut, Picasa, SketchUp and Postini are registered trademarks in the U.S. Our unregistered trademarks include, Blog*Spot, Jaiku, Android, Open Handset Alliance, OpenSocial, Panoramio, and Knol.

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

We have assembled what we believe is a highly talented group of employees. Despite our rapid growth, we constantly seek to maintain a small-company feel that promotes interaction and the exchange of ideas among employees. We try to minimize corporate hierarchy to facilitate meaningful communication among employees at all levels and across departments. We believe that considering multiple viewpoints is critical to developing effective solutions, and we attempt to build consensus in making decisions. While teamwork is one of our core values, we also significantly reward individual accomplishments that contribute to our overall success. As we grow, we expect to continue to provide compensation structures that are more similar to those offered by start-ups than established companies. We focus on very significant rewards for individuals and teams that build amazing things that provide significant value to us, our advertisers and our users.

At December 31, 2008, we had 20,222 employees, consisting of 7,254 in research and development, 8,002 in sales and marketing, 3,109 in general and administrative and 1,857 in operations. All of Google’s employees are also equityholders, with significant collective employee ownership. As a result, many employees are highly motivated to make the company more successful.

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

Available Information

Our web site is located at www.google.com, and our investor relations web site is located at http://investor.google.com. The following filings are available through our investor relations web site after we file them with the Securities and Exchange Commission (SEC): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual stockholder’s meetings (for the last two years). We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings. Our Quarterly Reports, Annual Reports, and Proxy Statements for the last two years are also available for download free of charge on our investor relations web site. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations web site. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations web site. The contents of these web sites are not intended to be incorporated by reference into this report or in any other report or document we file and any reference to these web sites are intended to be inactive textual references only.

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

We generated 99% of our revenues in 2007 and 97% of our revenues in 2008 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments could negatively affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers such as advertisers may delay or decrease spending with us or may not pay us or may delay paying us for previously purchased products and services. In addition, if consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our web sites and our Google Network members’ web sites. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to our Google Network members, which accounted for 35% of our revenues in 2007 and 31% of our revenues in 2008. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

•

In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political and regulatory risks associated with specific countries.

•	Failure to successfully further develop the acquired technology.

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

International revenues accounted for approximately 51% of our total revenues in 2008, and more than half of our user traffic came from outside the U.S. during this period. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

We have also had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe their rights. In the U.S. we announced a settlement with the Authors Guild and the Association of American Publishers; however, this class action settlement is subject to approval by the U.S. District Court for the Southern District of New York, and we are subject to additional claims with respect to Google Book Search in other parts of the world. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Google Web Search, Google AdWords, Google AdSense, and Google Chrome, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation rulings, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenue for us or otherwise harm our business.

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

Regulatory authorities around the world are considering a number of legislative proposals concerning data protection. In addition, the interpretation and application of data protection laws in Europe and elsewhere are still uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We are subject to increased regulatory scrutiny that may negatively impact our business.

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues and may subject us to increased regulatory scrutiny, particularly in the U.S. and Europe. Moreover, our competitors have employed and will likely continue to employ significant resources to shape the legal and regulatory regimes in countries where we have significant operations. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, or change our business practices. These changes or increased costs could negatively impact our business.

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At December 31, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1.03 billion through 2012 compared to $1.75 billion at December 31, 2007. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange hedging program, or changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging and other derivative transactions on shares of our Class A common stock (including derivative transactions under our Transferable Stock Option (TSO) program).

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2008, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of December 31, 2008, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 90% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

•

Stockholders must provide advance notice to nominate individuals for election to the board of directors or to propose matters that can be acted upon at a stockholders’ meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of our company.

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

On April 24, 2008, we received a comment letter from the Securities and Exchange Commission (SEC) related to various issues with respect to our public filings, including our accounting of payments related to distribution arrangements. We responded to the SEC on May 14, 2008. Subsequently, on June 12, 2008, August 11, 2008, October 9, 2008, December 12, 2008 and February 5, 2009, we received additional comment letters from the SEC on these and other matters. We responded to these comment letters on July 9, 2008, September 5, 2008, October 31, 2008 and January 9, 2009, respectively, and provided the SEC with supplemental analyses and information requested by the SEC in these comment letters.

As of the date of the filing of this Annual Report on Form 10-K, we are responding to the comment letter received on February 5, 2009, and have not resolved the comment described above. We believe that we properly account for the payments related to our distribution arrangements. We will continue to work to resolve this comment with the SEC.

ITEM 2.	PROPERTIES

We lease approximately 1.5 million square feet of office space and 51 acres of undeveloped land in our headquarters in Mountain View, California. We also lease additional research and development, sales and support offices in the United States in Ann Arbor, Michigan, Atlanta, Georgia, Austin, Texas, Birmingham, Michigan, Boulder, Colorado, Cambridge, Massachusetts, Chapel Hill, North Carolina, Chicago, Illinois, Coppell, Texas, Irvine, California, Kirkland, Washington, Lexington, Massachusetts, Madison, Wisconsin, New York, New York, Overland Park, Kansas, Palo Alto, California, Pittsburgh, Pennsylvania, Reston, Virginia, San Bruno, California, San Francisco, California, Santa Monica, California, Seattle, Washington, Thornton, Colorado and Washington, D.C.

We own land and buildings primarily near our headquarters in Mountain View, California. We own approximately 2.5 million square feet of buildings and approximately 7 acres of developable land to accommodate anticipated future growth.

We maintain leased facilities internationally in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, Czech Republic, Denmark, Egypt, Finland, France, Germany, Greece, Hungary, India, Ireland, Israel, Italy, Japan, Kenya, Korea, Mexico, Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, Ukraine, United Arab Emirates and United Kingdom.

We also operate and own data centers in the United States, the European Union and Asia pursuant to various lease agreements and co-location arrangements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services and brand” and “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” in Part I, Item 1A of this Annual Report on Form 10-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2008.

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

Fiscal Year 2008 Quarters Ended:	High	Low
March 31, 2008	$697.37	$412.11
June 30, 2008	602.45	441.00
September 30, 2008	555.68	380.71
December 31, 2008	416.98	247.30

Fiscal Year 2007 Quarters Ended:	High	Low
March 31, 2007	$513.00	$437.00
June 30, 2007	534.99	452.12
September 30, 2007	571.79	480.46
December 31, 2007	747.24	569.61

Our Class B common stock is neither listed nor traded.

Holders of Record

As of January 30, 2009, there were approximately 2,857 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $338.53 per share as reported by The Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 30, 2009, there were approximately 105 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or incorporated by reference into any filing of Google under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from August 19, 2004 (the date our Class A common stock commenced trading on The Nasdaq Global Select Market) through December 31, 2008 of the cumulative total return for our Class A common stock, The Nasdaq Composite Index, the RDG Internet Composite Index and the S&P 500 Index. Such returns are based on historical results and are not intended to suggest future performance. Data for The Nasdaq Composite Index, the RDG Internet Composite Index and the S&P 500 Index assume reinvestment of dividends. We have never paid dividends on our Class A common stock and have no present plans to do so.

COMPARISON OF 52 MONTH CUMULATIVE TOTAL RETURN*

Among Google Inc., The S&P 500 Index,

The NASDAQ Composite Index And The RDG Internet Composite Index

*$100 invested on 8/19/04 in stock & 7/31/04 in index-including reinvestment of dividends.

Fiscal year ending December 31.

Copyright © 2009 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three-month period ended December 31, 2008:

	Aggregate Amounts			Weighted Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
October 1 – 31	57,927	$7,794	$2,207	$319.28	$134.54	$38.10
November 1 – 30	54,084	5,317	2,934	330.06	98.32	54.25
December 1 – 31	—	—	—	—	—	—

Total (except weighted average amounts)	112,011	$13,111	$5,141	$324.48	$117.05	$45.90

(1)	The TSO program is generally active during regular NASDAQ trading hours when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended December 31, 2006, 2007 and 2008 and the consolidated balance sheet data at December 31, 2007, and 2008, are derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2004 and 2005, and the consolidated balance sheet data at December 31, 2004, 2005 and 2006, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$3,189,223	$6,138,560	$10,604,917	$16,593,986	$21,795,550
Costs and expenses:
Cost of revenues	1,468,967	2,577,088	4,225,027	6,649,085	8,621,506
Research and development	395,164	599,510	1,228,589	2,119,985	2,793,192
Sales and marketing	295,749	468,152	849,518	1,461,266	1,946,244
General and administrative	188,151	386,532	751,787	1,279,250	1,802,639
Contribution to Google Foundation	—	90,000	—	—	—
Non-recurring portion of settlement of disputes with Yahoo	201,000	—	—	—	—

Total costs and expenses	2,549,031	4,121,282	7,054,921	11,509,586	15,163,581

Income from operations	640,192	2,017,278	3,549,996	5,084,400	6,631,969
Impairment of equity investments	—	—	—	—	(1,094,757)
Interest income and other, net	10,042	124,399	461,044	589,580	316,384

Income before income taxes	650,234	2,141,677	4,011,040	5,673,980	5,853,596
Provision for income taxes	251,115	676,280	933,594	1,470,260	1,626,738

Net income	$399,119	$1,465,397	$3,077,446	$4,203,720	$4,226,858

Net income per share of Class A and Class B common stock
Basic	$2.07	$5.31	$10.21	$13.53	$13.46

Diluted	$1.46	$5.02	$9.94	$13.29	$13.31

	As of December 31,
	2004	2005	2006	2007	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$2,132,297	$8,034,247	$11,243,914	$14,218,613	$15,845,771
Total assets	3,313,351	10,271,813	18,473,351	25,335,806	31,767,575
Total long-term liabilities	43,927	107,472	128,924	610,525	1,226,623
Deferred stock-based compensation	(249,470)	(119,015)	—	—	—
Total stockholders’ equity	2,929,056	9,418,957	17,039,840	22,689,679	28,238,862

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth and growth rate of our operations, business, revenues, operating margins;

•	that seasonal fluctuations in internet usage and traditional advertising seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	regarding our future stock-based compensation charges including charges related to our employee stock options exchange program;

•	regarding the structure and timing of our employee stock option exchange program;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	that we will continue to take steps to improve the relevance of the ads we deliver;

•	that we may continue to take steps to reduce the number of accidental clicks;

•	that we will continue to make investments and acquisitions;

•	that our cost of revenues and traffic acquisition costs may increase in dollars and as a percentage of revenues;

•	regarding the increase of research and development and sales and marketing expenses in the future;

•	regarding the increase of costs related to hedging activity under our foreign exchange risk management program;

•	regarding fluctuations in paid clicks;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding fluctuations in our effective tax rate;

•	regarding continued investments in international markets;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•

Advertisers. We provide advertisers with cost-effective ways to deliver online ads, as well as ads on traditional media such as TV and radio (offline ads), to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with their search results and content.

•

Google Network Members and Other Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs. These include programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver ads on television and radio broadcasts. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with other content providers under which we distribute or license their video and other content, and we may display ads next to or as part of this content on the pages of our web sites and our Google Network members’ web sites. We share most of the fees these ads generate with these content providers and our Google Network members, thereby creating an important revenue stream for these partners.

How We Generate Revenue

Advertising revenues made up 99% of our revenues in 2006 and 2007 and 97% of our revenues in 2008. We derive most of our additional revenues from offering internet ad serving and management services to advertisers and ad agencies, the license of our web search technology and the license of our search solutions to enterprises.

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

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver ads on television and radio broadcasts. Our AdSense programs include AdSense for search and AdSense for content.

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

Google TV Ads enables advertisers, operators and programmers to buy, schedule, deliver and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on television. Google Audio Ads enables the distribution of our advertisers’ ads for broadcast on radio programs. We recognize as revenue the fees charged advertisers each time an ad is broadcasted or a listener responds to that ad.

We have entered into arrangements with certain content providers under which we distribute or license their video and other content. Our agreements with content providers are typically standard agreements with no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements contain provisions requiring us to pay the content providers for the content we license. In a number of these arrangements, we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and Google Network members. We recognize these advertiser fees as revenue. We recognize the portion of the advertiser fees we pay to our content providers as content acquisition costs under cost of revenues and the portion we pay to our Google Network members as traffic acquisition costs. In some cases, we guarantee our content providers minimum revenue share or other payments.

In the first quarter of 2008, we acquired DoubleClick, a company that offers online ad serving and management services to advertisers, ad agencies and web site publishers. Fees derived from hosted, or web-based applications, such as the fees we receive for DoubleClick, are recognized as licensing and other revenues in the period the advertising impressions are delivered.

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

•	The number and prominence of ads displayed on our web sites and our Google Network members’ web sites.

•	The number of visits to, and the content of, our Google Network members’ web sites and certain of our web sites and the relevance and quality of the ads we display next to this content.

•	The advertisers’ return on investment from advertising campaigns on our web sites or our Google Network members’ web sites compared to other forms of advertising.

•	The total advertising spending budgets of each advertiser.

•	The number of advertisers and the breadth of items advertised.

•	The amount we ultimately pay our Google Network members, distribution partners and our content providers for traffic, access points and content compared to the amount of revenue we generate.

•	Our minimum fee per click.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels and increasing maturity of the online advertising market in certain countries. In addition, the current general economic downturn may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, which could negatively affect the growth rate of our revenues.

The main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our web sites and our Google Network members’ web sites. These steps include not displaying ads that generate low click-through rates or that send users to irrelevant or otherwise low quality sites and terminating our relationships with those Google Network members whose web sites do not meet our quality requirements. We may also continue to take steps to reduce the number of accidental clicks by our users. These steps could negatively affect the growth rate of our revenues.

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

We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have experienced and expect to continue to experience growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members, and content providers, and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. Our full-time employee headcount has increased over the last 12 months, growing from 16,805 at December 31, 2007 to 20,222 at December 31, 2008. We have recently made efforts to improve the discipline of our hiring process and to focus on better managing our expense growth. However, we expect to continue to invest in our business, and this may cause our operating margins to decrease.

We expect our cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2009 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and credit card and other transaction fees, as well as content acquisition costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenue from traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments.

Our international revenues have grown as a percentage of our total revenues to 51% in 2008 from 48% in 2007. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets, as well as an increase in the value of the Euro, the Japanese yen and other foreign currencies relative to the U.S. dollar in 2008 compared to 2007. The increase in the proportion of international revenues derived from international markets increases our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in the fourth quarter of 2008, the strengthening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British pound) had an unfavorable impact on our international revenues. We have a foreign exchange hedging program that is designed to reduce our exposure to fluctuations in foreign currencies, however this program will not fully offset the effect of fluctuations on our revenues and earnings.

Recent Developments

On February 3, 2009, we commenced an exchange offer to allow employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. We expect that new options will have an exercise price equal to the closing price per share of our common stock on March 6, 2009 and that stock options with exercise prices above this closing price will be eligible for the exchange offer. Generally, all employees with options are eligible to participate in the program (Eric Schmidt, Sergey Brin, and Larry Page do not hold options). The exchange offer is currently set to expire at 6 a.m. Pacific Time on March 9, 2009.

The number of common shares subject to outstanding options will not change as a result of the exchange offer. New options issued as part of the exchange offer will be subject to a new vesting schedule which adds 12 months to the original applicable vesting dates. In addition, new options will vest no sooner than six months after the close of the offer period.

We expect to take a modification charge of approximately $400 million over the vesting periods of the new options which will range from six months to five years. Assuming our exchange offer proceeds according to our planned timeline, this modification charge will be recorded as additional stock-based compensation beginning in the first quarter of 2009. This modification charge is estimated assuming an exchange price of approximately $350 and that all eligible underwater options will be exchanged, and the actual amount of the modification charge is likely to be different from the estimate provided above.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	39.8	40.1	39.6	39.2	38.4
Research and development	11.6	12.8	12.8	12.7	12.9
Sales and marketing	8.0	8.8	8.9	9.2	8.9
General and administrative	7.1	7.7	8.3	9.2	7.2

Total costs and expenses	66.5	69.4	69.6	70.3	67.4

Income from operations	33.5	30.6	30.4	29.7	32.6
Impairment of equity investments	—	—	(5.0)	—	(19.2)
Interest income and other, net	4.3	3.6	1.5	0.4	1.3

Income before income taxes	37.8	34.2	26.9	30.1	14.7
Provision for income taxes	8.8	8.9	7.5	6.8	8.0

Net income	29.0%	25.3%	19.4%	23.3%	6.7%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Advertising Revenues
Google web sites	$6,332.8	$10,624.7	$14,413.8	$3,672.1	$3,811.2
Google Network web sites	4,159.8	5,787.9	6,714.7	1,679.9	1,693.4

Total advertising revenues	10,492.6	16,412.6	21,128.5	5,352.0	5,504.6
Licensing and other revenues	112.3	181.4	667.1	189.4	196.3

Revenues	$10,604.9	$16,594.0	$21,795.6	$5,541.4	$5,700.9

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Advertising Revenues
Google web sites	60%	64%	66%	67%	67%
Google Network web sites	39	35	31	30	30

Total advertising revenues	99	99	97	97	97
Google web sites as % of advertising revenues	60	65	68	69	69
Google Network web sites as % of advertising revenues	40	35	32	31	31
Licensing and other revenues	1%	1%	3%	3%	3%

Growth in our revenues from the three months ended September 30, 2008 to the three months ended December 31, 2008 results primarily from the growth in advertising revenues for Google web sites and to a lesser extent, Google Network members’ web sites. Our advertising revenue growth for Google web sites and Google Network members’ web sites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by the decrease in the average fees paid by our advertisers. The increase in the number of paid clicks through our advertising programs was due to an increase in aggregate traffic both on our web sites and the websites of our Google Network members, certain monetization improvements and the continued global expansion of our products, our advertiser base and our user base.

Growth in our revenues from 2007 to 2008 and from 2006 to 2007 resulted primarily from growth in advertising revenues for Google web sites, and to a lesser extent, Google Network members’ web sites. Our advertising revenue growth for Google web sites and Google Network members’ web sites resulted primarily from an increase in the number of paid clicks through our advertising programs.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ web sites they visit. These improvements have included, for instance, a change to the formula used to determine which ads appear at the top of our search results pages, a change to consider not only a user’s current search query, but also their immediately preceding query to determine the ads displayed on our search results pages, a change to the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks, a change to replace minimum bids with first-page bids which is an estimate of the bid it would take for an ad to reach the first page of our search results pages, as well as changes to further enhance the accuracy of our quality scoring, which is our measurement of an ad’s quality.

Our sequential quarterly revenue growth rate decreased from 3.2% for the three months ended September 30, 2008, to 2.9% for the three months ended December 31, 2008.

The sequential quarterly revenue growth rate from Google web sites decreased from 4.0% for the three months ended September 30, 2008, to 3.8% for the three months ended December 31, 2008. The sequential quarterly revenue growth rate from our Google Network members’ web sites decreased from 1.5% for the three months ended September 30, 2008, to 0.8% for the three months ended December 31, 2008. The decrease in the sequential quarterly revenue growth rates from Google web sites and Google Network members’ web sites is primarily due to a more unfavorable impact as a result of the strengthening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British pound) and a greater decline in average fees paid, partially offset by higher traffic growth and an increase in gains realized from our foreign exchange risk management program. The sequential quarterly revenue growth from Google web sites has been greater than that from our Google Network members’ web sites primarily as a result of higher traffic growth and certain monetization improvements on Google web sites. We expect that our revenue growth rates will generally decline in the future as a result of increasing competition and the difficulty of maintaining growth rates as our revenues increase to higher levels. In addition, the current general economic downturn may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, which could negatively affect the growth rate of our revenues.

Aggregate paid clicks on Google web sites and our Google Network members’ web sites increased approximately 10% from the three months ended September 30, 2008 to the three months ended December 31, 2008, approximately 18% from the year ended 2007 to the year ended 2008 and approximately 43% from the year ended 2006 to the year ended 2007. In general, the increase in paid clicks has historically correlated with increases in our revenues. However, the rate of increase in paid clicks, and its correlation with the rate of increase in revenues, may fluctuate from quarter to quarter based on various factors including seasonality, advertiser competition for keywords, the revenue growth rates on our web sites compared to those of our Google Network members and the current general economic downturn. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations.

We believe that the increase in the number of paid clicks through our programs is substantially the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
United States	57%	52%	49%	49%	50%
United Kingdom	15%	15%	14%	14%	12%
Rest of the world	28%	33%	37%	37%	38%

The decrease in international revenues as a percentage of total revenue from the three months ended September 30, 2008 to the three months ended December 31, 2008 resulted primarily from the strengthening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British pound) over these periods, partially offset by the increase in gains realized from our foreign exchange risk management program.

The annual growth in international revenues resulted largely from increased acceptance of our advertising programs and increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets as well as an increase in the value of the Euro, the Japanese yen and other foreign currencies compared to the U.S. dollar over these periods.

The strengthening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the British pound) in the three months ended December 31, 2008 compared to the three months ended September 30, 2008 had an unfavorable impact on our international revenues (international revenues increased $16.5 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues in the three months ended December 31, 2008 would have been approximately $334 million, or 5.9%, higher. This is before consideration of hedging gains recognized to revenue of $34.2 million and $128.9 million in the three months ended September 30, 2008 and December 31, 2008.

The weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro and the Japanese yen) in the twelve months ended December 31, 2008 compared to the twelve months ended December 31, 2007 had a favorable impact on our international revenues (international revenues increased $3.3 billion during this period). Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $353.5 million, or 1.6%, lower. This is before consideration of hedging gains recognized to revenue of zero and $167.8 million in the twelve months ended December 31, 2007 and December 31, 2008.

Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2009 or thereafter. See Note 15 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information about geographic areas.

Costs and Expenses

Cost of Revenues.

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense arrangements and to certain other partners (our distribution partners) who distribute our toolbar and other products (collectively referred to as access points) or otherwise direct search queries to our web site (collectively referred to as distribution arrangements). These amounts are primarily based on the revenue share arrangements with our Google Network members and distribution partners.

Certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. These fees may be paid in advance or in arrears and are non-refundable but are subject to adjustment based on the achievement of the defined performance terms. In addition, the arrangements are terminable at will, although under the terms of certain contracts we or our Google Network members may be subject to penalties in the event of early termination. To the extent we expect revenues generated under an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater. Otherwise, we recognize the guaranteed revenue share payments as traffic acquisition costs on a straight-line basis over the term of the related agreements. For other AdSense agreements under which we only pay on a contractual revenue share basis, we recognize the revenue share obligations as traffic acquisition costs at the same time the related revenue is recognized. Also, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements.

In addition, certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. The fees are non-refundable. Further, the arrangements are terminable at will, although under the terms of certain contracts, we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these arrangements over the estimated useful lives of the access points (two years) to the extent we can reasonably estimate those lives and they are longer than one year, or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenue.

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

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Cost of revenues	$4,225.0	$6,649.1	$8,621.5	$2,173.4	$2,190.0
Cost of revenues as a percentage of revenues	39.8%	40.1%	39.6%	39.2%	38.4%

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Traffic acquisition costs related to AdSense arrangements	$3,134.6	$4,543.0	$5,284.3	$1,328.4	$1,293.3
Traffic acquisition costs related to distribution arrangements	174.2	390.9	654.7	166.8	190.1

Total traffic acquisition costs	$3,308.8	$4,933.9	$5,939.0	$1,495.2	$1,483.4

Traffic acquisition costs as a percentage of advertising revenues	31.5%	30.1%	28.1%	27.9%	26.9%

Cost of revenues increased $16.6 million from the three months ended September 30, 2008 to the three months ended December 31, 2008. The increase was primarily related to an increase in data center costs of $27.8 million as a result of the depreciation of additional information technology assets and data center buildings. This decrease in traffic acquisition costs was primarily a result of more revenues realized from Google Network members to whom we pay lower revenue share and less revenues realized from those members to whom we pay more revenue share, partially offset by more traffic acquisition costs recognized due to more distribution fees paid and more traffic directed to our web site under our distribution arrangements. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites as well as an increase in revenue recognized from gains realized under our foreign exchange risk management program. The traffic acquisition costs associated with revenues generated from ads placed on our web sites is considerably lower than the traffic acquisition costs associated with revenues generated from ads placed on our Google Network members’ web sites.

Cost of revenues increased $1,972.4 million from 2007 to 2008. Over the same period there was an increase in traffic acquisition costs of $1,005.1 million primarily resulting from more advertiser fees generated through our AdSense program, and to a lesser extent, an increase of $675.2 million in data center costs primarily resulting from the depreciation of additional information technology assets and data center buildings as well as additional labor required to manage the data centers. In addition, there was an increase in the amortization of developed technology of $133.0 million resulting primarily from our DoubleClick acquisition, and an increase in expenses related to acquiring content on our web sites of $106.0 million. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

Cost of revenues increased $2,424.1 million from 2006 to 2007. There was an increase in traffic acquisition costs of $1,625.1 million primarily resulting from more advertiser fees generated through our AdSense program. Over this same period there was an increase in data center costs of $565.2 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers. In addition, there was an increase in expenses related to acquiring content on our web sites of $80.7 million, an increase in the amortization of developed technology of $56.0 million resulting from acquisitions in the current and prior years and an increase in credit card and other transaction processing fees of $44.5 million resulting from more advertiser fees being generated through AdWords as well as transaction processing fees related to Google Checkout in 2007. The increase in cost of revenues as a percentage of revenues was primarily the result of the depreciation of additional information technology assets purchased in the current and prior periods and other additional data center costs as well as the increased expenses related to acquiring content on our web sites, which more than offset the proportionately greater revenues from our web sites compared to our Google Network members’ web sites. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily the result of proportionately greater revenues from our web sites compared to our Google Network members’ web sites.

We expect cost of revenues to continue to increase in dollars and may increase as a percentage of revenues in 2009 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

•

The relative growth rates of expenses associated with distribution arrangements and the related revenues generated, including whether we share with certain existing and new distribution partners proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our web sites.

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of our revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Research and development expenses	$1,228.6	$2,120.0	$2,793.2	$704.6	$733.3
Research and development expenses as a percentage of revenues	11.6%	12.8%	12.8%	12.7%	12.9%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $28.7 million from the three months ended September 30, 2008 to the three months ended December 31, 2008. This increase was primarily due to an increase in certain labor and facilities related costs of $23.4 million and an increase in stock-based compensation expense of $12.8 million. These increases were partially offset by a decrease in consulting costs of $14.7 million.

Research and development expenses increased $673.2 million from the year ended December 31, 2007 to the year ended December 31, 2008. This increase was primarily due to an increase in labor and facilities related costs of $387.1 million as a result of a 25% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $162.6 million.

Research and development expenses increased $891.4 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was primarily due to an increase in labor and facilities related costs of $708.0 million as a result of a 57% increase in research and development headcount, including an increase in stock-based compensation expense of $282.3 million. In addition, there was an increase in depreciation and related expenses of $72.3 million due to our increased capital expenditures.

We expect that research and development expenses will continue to increase in dollar amount and may increase as a percentage of revenues in 2009 and future periods because we expect to employ more research and development personnel on average compared to prior periods and build the infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Sales and marketing expenses	$849.5	$1,461.3	$1,946.2	$508.8	$506.0
Sales and marketing expenses as a percentage of revenues	8.0%	8.8%	8.9%	9.2%	8.9%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses decreased $2.8 million from the three months ended September 30, 2008 to the three months ended December 31, 2008.

Sales and marketing expenses increased $484.9 million from the year ended December 31, 2007 to the year ended December 31, 2008. This increase was primarily due to an increase in labor and facilities related costs of $373.1 million mostly as a result of a 20% increase in sales and marketing headcount. In addition, there was an increase in stock-based compensation expense of $74.4 million.

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

We anticipate that sales and marketing expenses may continue to increase in dollar amount and as a percentage of revenues in 2009 and future periods as we continue to expand our business on a worldwide basis.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
General and administrative expenses	$751.8	$1,279.3	$1,802.6	$507.1	$411.4
General and administrative expenses as a percentage of revenues	7.1%	7.7%	8.3%	9.2%	7.2%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses decreased $95.7 million from the three months ended September 30, 2008 to the three months ended December 31, 2008. This decrease was primarily related to the settlement agreement with the Authors Guild and the Association of American Publishers (AAP) under which we recognized a $95.1 million of expense in the three months ended September 30, 2008.

General and administrative expenses increased $523.3 million from the year ended December 31, 2007 to the year ended December 31, 2008. This increase was primarily related to an increase in professional services of $243.0 million, the majority of which were related to legal costs, including the aforementioned legal settlement with the Authors Guild and the AAP. In addition, there was an increase in labor and facilities related costs of $137.8 million, primarily as a result of a 9% increase in general administrative headcount from 2007 to 2008, and an increase in bad debt expense of $96.1 million due to increased risk in this area as a result of the current general economic downturn.

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

Stock-Based Compensation

The following table presents our stock-based compensation and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Stock-based compensation	$458.1	$868.6	$1,119.8	$280.0	$286.2
Stock-based compensation as a percentage of revenues	4.3%	5.2%	5.1%	5.1%	5.0%

Stock-based compensation increased $6.2 million from the three months ended September 30, 2008 to the three months ended December 31, 2008.

Stock-based compensation increased $251.2 million from the year ended December 31, 2007 to the year ended December 31, 2008. This increase was primarily due to additional stock awards issued to existing and new employees.

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

On February 3, 2009, we commenced an exchange offer to allow employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. We expect that new options will have an exercise price equal to the closing price per share of our common stock on March 6, 2009 and that stock options with exercise prices above this closing price will be eligible for the exchange offer. Generally, all employees with options are eligible to participate in the program (Eric Schmidt, Sergey Brin, and Larry Page do not hold options). The exchange offer is currently set to expire at 6 a.m. Pacific Time on March 9, 2009.

The number of common shares subject to outstanding options will not change as a result of the exchange offer. New options issued as part of the exchange offer will be subject to a new vesting schedule which adds 12 months to the original applicable vesting dates. In addition, new options will vest no sooner than six months after the close of the offer period.

We expect to take a modification charge of approximately $400 million over the vesting periods of the new options which will range from six months to five years. Assuming our exchange offer proceeds according to our planned timeline, this modification charge will be recorded as additional stock-based compensation beginning in the first quarter of 2009. This modification charge is estimated assuming an exchange price of approximately $350 and that all eligible underwater options will be exchanged, and the actual amount of the modification charge is likely to be different from the estimate provided above.

Before the modification charge discussed above, we expect stock-based compensation to be approximately $1.0 billion in 2009 and $1.4 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to December 31, 2008 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Impairment of Equity Investments

We have reviewed our equity investments for impairment in accordance with FSP SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1) and determined that certain of these investments are impaired. After consideration of the duration and severity of the impairment, as well as the reasons for the decline in value and the potential recovery periods, we believe that such impairments are “other-than-temporary” at December 31, 2008. As a result, in the fourth quarter of 2008, we recorded a non-cash impairment charge of $1.09 billion, primarily comprising of $726.0 million and $355.0 million related to our investments in America Online, Inc. (AOL) and Clearwire Corporation (Clearwire). See Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Income and Other, Net

Interest income and other, net increased $48.7 million from the three months ended September 30, 2008 to the three months ended December 31, 2008. This increase was primarily a result of a decrease in net foreign exchange related costs of $32.1 million and an increase in realized gains on sales of marketable securities of $18.5 million.

Interest income and other, net decreased $273.2 million from the year ended December 31, 2007 to the year ended December 31, 2008. This decrease was primarily driven by an increase in net foreign exchange related costs of $155.7 million primarily due to more hedging activity under our foreign exchange risk management program, and a decrease in interest income of $169.7 million due to lower yields on our cash and investment balances. These decreases were partially offset by an increase in realized gains on sales of marketable securities of $43.0 million.

Interest income and other, net increased $128.5 million from the year ended December 31, 2006 to the year ended December 31, 2007. This increase was primarily driven by an increase in interest income of $147.1 million due to higher cash and investment balances, partially offset by a decrease in foreign exchange gains of $21.5 million.

The costs of our hedging activity that we recognize to interest income and other, net are primarily a function of the notional amount of the option and forward contracts and the movement and volatility of the foreign currency exchange rates.

As we expand our international business, we believe costs related to hedging activity under our foreign exchange risk management program may increase in dollar amount in 2009 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Year Ended December 31,			Three Months Ended
	2006	2007	2008	September 30, 2008	December 31, 2008
				(unaudited)
Provision for income taxes	$933.6	$1,470.3	$1,626.7	$378.8	$452.9
Effective tax rate	23.3%	25.9%	27.8%	22.7%	54.2%

Our effective tax rate increased from the three months ended September 30, 2008 to the three months ended December 31, 2008, primarily as a result of the recognition of a tax benefit of only $82.3 million related to the impairment charge of equity investments of $1.09 billion in the three months ended December 31, 2008. This is a result of the related capital loss on the impairment charge exceeding the currently expected offsetting capital gains. To a lesser extent, our effective tax rate increased as a result of proportionately higher earnings in countries where we have higher statutory tax rates, and due to greater net gains recognized on hedges of certain intercompany and other transactions under our foreign exchange risk management program in a legal entity where we have a higher statutory tax rate and greater net losses recognized on the related hedged transactions in legal entities where we have lower statutory tax rates. These increases were partially offset as a result of the federal research and development tax credit which was extended in October 2008 and for which we recognized the entire benefit for 2008 in the three months ended December 31, 2008.

Our effective tax rate increased from the year ended December 31, 2007 to the year ended December 31, 2008, primarily as a result of the amount of the impairment charge of equity investments compared to the related tax benefit, as well as the net gains and losses recognized by legal entities on certain hedges and hedged intercompany and other transactions, partially offset by proportionately higher earnings in countries where we have lower statutory tax rates.

Our provision for income taxes increased $536.7 million from the year ended December 31, 2006 to December 31, 2007. The increase in our provision for income taxes was primarily due to increases in federal and state income taxes, driven by higher taxable income period over period, partially offset by proportionately more earnings realized in countries where we have lower statutory tax rates in 2007 compared to 2006. Our effective tax rate increased from 2006 to 2007 primarily as a result of greater discrete income tax benefits realized in 2006 than in 2007, partially offset by proportionately more earnings realized in countries where we have lower statutory tax rates in 2007 compared to 2006.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

See Critical Accounting Policies and Estimates included elsewhere in this Annual Report on Form 10-K for additional information about our provision for income taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 14 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes contained elsewhere in this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. You should also keep in mind, as you read the following tables, that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2008. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
	(in millions, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues	$3,664.0	$3,872.0	$4,231.3	$4,826.7	$5,186.1	$5,367.2	$5,541.4	$5,700.9
Costs and expenses:
Cost of revenues	1,470.4	1,560.3	1,662.6	1,955.8	2,110.5	2,147.6	2,173.4	2,190.0
Research and development	408.4	532.1	548.7	630.8	673.1	682.2	704.6	733.3
Sales and marketing	302.6	355.6	380.8	422.3	446.9	484.5	508.8	506.0
General and administrative	261.4	319.4	321.4	377.1	409.3	474.8	507.1	411.4

Total costs and expenses	2,442.8	2,767.4	2,913.5	3,386.0	3,639.8	3,789.1	3,893.9	3,840.7

Income from operations	1,221.2	1,104.6	1,317.8	1,440.7	1,546.3	1,578.1	1,647.5	1,860.2
Impairment of equity investments	—	—	—	—	—	—	—	(1,094,8)
Interest income and other, net	130.8	137.1	154.5	167.3	167.3	57.9	21.2	69.9

Income before income taxes	1,352.0	1,241.7	1,472.3	1,608.0	1,713.6	1,636.0	1,668.7	835.3
Provision for income taxes	349.8	316.6	402.3	401.6	406.5	388.5	378.8	452.9

Net income	$1,002.2	$925.1	$1,070.0	$1,206.4	$1,307.1	$1,247.5	$1,289.9	$382.4

Net income per share of Class A and Class B common stock:
Basic	$3.24	$2.98	$3.44	$3.86	$4.17	$3.97	$4.10	$1.22

Diluted	$3.18	$2.93	$3.38	$3.79	$4.12	$3.92	$4.06	$1.21

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2008.

	Quarter Ended
	Mar 31, 2007	Jun 30, 2007	Sep 30, 2007	Dec 31, 2007	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.1	40.3	39.3	40.5	40.7	40.0	39.2	38.4
Research and development	11.1	13.7	13.0	13.1	13.0	12.7	12.7	12.9
Sales and marketing	8.3	9.2	9.0	8.8	8.6	9.0	9.2	8.9
General and administrative	7.2	8.2	7.6	7.8	7.9	8.9	9.2	7.2

Total costs and expenses	66.7	71.4	68.9	70.2	70.2	70.6	70.3	67.4

Income from operations	33.3	28.6	31.1	29.8	29.8	29.4	29.7	32.6
Impairment of equity investments	—	—	—	—	—	—	—	(19.2)
Interest income and other, net	3.6	3.5	3.6	3.5	3.2	1.1	0.4	1.3

Income before income taxes	36.9	32.1	34.7	33.3	33.0	30.5	30.1	14.7
Provision for income taxes	9.5	8.2	9.5	8.3	7.8	7.3	6.8	8.0

Net income	27.4%	23.9%	25.2%	25.0%	25.2%	23.2%	23.3%	6.7%

Liquidity and Capital Resources

In summary, our cash flows were:

	Year Ended December 31,
	2006	2007	2008
	(in millions)
Net cash provided by operating activities	$3,580.5	$5,775.4	$7,852.9
Net cash used in investing activities	(6,899.2)	(3,681.6)	(5,319.4)
Net cash provided by financing activities	2,966.4	403.1	87.6

At December 31, 2008 we had $15.8 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds and U.S. corporate securities. Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K describes further the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2007 and 2008, we had unused letters of credit for approximately $20.4 million and $109.9 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services, including the impact of changes in customer buying or advertiser spending behavior that may result from the current general economic downturn. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation expense, excess tax benefits from stock-based award activity, deferred income taxes and impairment charges of equity investments, if any, as well as the effect of changes in working capital and other activities. Cash provided by operating activities in 2008 was $7,852.9 million and consisted of net income of $4,226.9 million, adjustments for non-cash items of $3,298.8 million and cash provided by working capital and other activities of $327.2 million. Adjustments for non-cash items primarily consisted of $1,212.2 million of depreciation and amortization expense on property and equipment, $1,119.8 million of stock-based compensation and $1,094.8 million of impairment charges of equity investments, partially offset by $224.6 million of deferred income taxes on earnings and $159.1 million of excess tax benefits from stock-based award activity. In addition, changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $626.0 million (which includes the same $159.1 million of excess tax benefits from stock-based awards included under adjustments for non-cash items) and an increase in accrued expenses and other liabilities of $338.9 million. The increases in accrued expenses are a direct result of the growth of our business and increases in headcount. These increases to working capital activities were partially offset by an increase of $334.5 million in accounts receivable due to the growth in fees billed to our advertisers, a decrease of $211.5 million in accounts payable due to the timing of invoice processing and payments and an increase of $147.1 million in prepaid revenue shares, expenses and other assets.

Cash provided by operating activities in 2007 was $5,775.4 million and consisted of net income of $4,203.7 million, adjustments for non-cash items of $1,253.1 million and cash provided by working capital and other activities of $318.6 million. Adjustments for non-cash items primarily consisted of $868.6 million of stock-based compensation and $807.7 million of depreciation and amortization expense on property and equipment, partially offset by $379.2 million of excess tax benefits from stock-based award activity. In addition, changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $744.8 million (which includes the same $379.2 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), an increase in accrued expenses and other liabilities of $418.9 million, an increase in accrued revenue share of $150.3 million, an increase in accounts payable of $70.1 million and an increase in deferred revenue of $70.3 million. The increases in accounts payable and accrued expenses are a direct result of the growth of our business and increases in headcount. These increases to working capital activities were partially offset by an increase of $837.2 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $298.7 million in prepaid revenue shares, expenses and other assets.

Cash provided by operating activities in 2006 was $3,580.5 million and consisted of net income of $3,077.4 million, adjustments for non-cash items of $362.3 million and cash provided by working capital and other activities of $140.8 million. Adjustments for non-cash items primarily consisted of $494.4 million of depreciation and amortization expense on property and equipment and $458.1 million of stock-based compensation, partially offset by $581.7 million of excess tax benefits from stock-based award activity. In addition, working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $496.9 million primarily comprised of the same $581.7 million of excess tax benefits from stock-based award activity included under adjustments for non-cash items, an increase of $386.9 million in accounts payable and accrued expenses due to the increase in purchases of property and equipment and other general expenditures, partially offset by an increase of $624.0 million in accounts receivable due to the growth in fees billed to our advertisers, as well as a net increase of $149.9 million in prepaid revenue share, expenses and other assets and accrued revenue share primarily resulted from prepayments associated with AdSense and distribution arrangements.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in 2008 of $5,319.4 million was attributable to cash consideration used in acquisitions and other investments of $3,367.5 million primarily related to the acquisition of DoubleClick and capital expenditures of $2,358.5 million, partially offset by net maturities and sales of marketable securities of $406.5 million including our investment in Clearwire.

Cash used in investing activities in 2007 of $3,681.6 million was attributable to capital expenditures of $2,402.8 million, cash consideration used in acquisitions and other investments of $941.2 million, primarily related to the acquisition of Postini, and net purchases of marketable securities of $337.6 million.

Cash used in investing activities in 2006 of $6,899.2 million was attributable to net purchases of marketable securities of $3,574.8 million primarily driven by the additional cash raised from our follow-on public stock offering in April 2006, cash consideration used in acquisitions and other investments of $1,421.6 million primarily related to our $1.0 billion investment in AOL, and to a lesser extent, the acquisition of dMarc Broadcasting, Inc. and capital expenditures of $1,902.8 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will make significant investments in data center operations, technology, corporate facilities and information technology infrastructure in 2009 and thereafter.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of December 31, 2008, our remaining contingent obligations related to these acquisitions was approximately $37 million, which if the criteria are met, would be recorded as part of the purchase. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower. Also, in July 2008, we signed an agreement with Rambler Media to acquire ZAO Begun, a Russian context advertising service, for $140 million in cash, subject to customary adjustments. On October 22, 2008, the Federal Antimonopoly Service of the Russian Federation denied consent to the proposed acquisition of ZAO Begun and on January 7, 2009, the acquisition agreement was terminated.

As part of our philanthropic program, we expect to make donations as well as investments in for-profit enterprises that aim to alleviate poverty, improve the environment or achieve other socially or economically progressive objectives. We expect these payments to be made primarily in cash. We authorized up to $175 million of such payments over the three years ending December 31, 2008, with any unallocated amounts to be rolled over into the following year. The majority of this authorized amount has been spent or committed.

Cash provided by financing activities in 2008 of $87.6 million was due primarily to excess tax benefits of $159.1 million from stock-based award activity during the period which represents a portion of the $250.9 million reduction to income tax payable that we recorded in the year ended December 31, 2008 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, partially offset by net payments related to stock-based award activity of $71.5 million. Cash provided by financing activities in 2007 of $403.1 million was due primarily to excess tax benefits of $379.2 million from stock-based award activity during the period and net proceeds from the issuance of common stock pursuant to stock-based award activity of $23.9 million. Cash provided by financing activities in 2006 of $2,966.4 million was due primarily to net proceeds of $2,063.5 million raised from the follow-on stock offering, excess tax benefits of $581.7 million from stock-based award activity during the period and net proceeds from the issuance of common stock pursuant to stock-based award activity of $321.1 million.

Contractual Obligations as of December 31, 2008

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited, in millions)
Guaranteed minimum revenue share payments	$1,030.3	$618.0	$401.8	$10.5	$—
Operating lease obligations	2,858.0	275.4	529.9	448.0	1,604.7
Purchase obligations	141.0	98.1	42.9	—	—
Other long-term liabilities reflected on our balance sheet under GAAP	178.1	16.3	138.3	7.8	15.7

Total contractual obligations	$4,207.4	$1,007.8	$1,112.9	$466.3	$1,620.4

The above table does not include contingent consideration that may be paid pursuant to asset purchases or business combinations. It also does not include payments related to toolbar and other product distribution arrangements as those arrangements do not include guaranteed obligations.

Guaranteed Minimum Revenue Share Payments

In connection with our AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum payments to a small number of our Google Network members over the term of the respective contracts. Under our contracts, these guaranteed payments are prorated down based on our Google Network members not achieving defined performance targets, such as number of advertisements displayed or search queries. The amounts included in the table above assume that our Google Network members will meet or exceed their performance targets. We believe these amounts best represent a reasonable and conservative estimate of the future minimum guaranteed payments. Actual guaranteed payments may differ from the estimates presented above. To date, the aggregate advertiser fees generated under these AdSense agreements have exceeded the aggregate guaranteed minimum revenue share payments.

At December 31, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,030.3 million through 2012 compared to $1,746.4 million at December 31, 2007.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land and data centers throughout the world with original lease periods expiring between 2009 and 2063. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table above. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

Purchase Obligations

Purchase obligations represent non-cancelable contractual obligations at December 31, 2008. In addition, we had $1.3 billion of open purchase orders for which we have not received the related services or goods at December 31, 2008. This amount is not included in the above table since we have the right to cancel the purchase orders prior to the date of delivery. The majority of our non-cancelable contractual obligations are related to data center operations and facility build-outs.

Other Long-Term Liabilities

Other long-term liabilities consist of cash obligations, primarily the legal settlement with the Authors Guild and the AAP, milestone and royalty payments owed in connection with certain acquisitions and licensing agreements.

In addition, as a result of having adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) in January 2007, we increased long-term taxes payable by $400.4 million in the year ended December 31, 2007 as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. We also recognized additional long-term taxes payable of $362.8 million in the year ended December 31, 2008. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

Off-Balance Sheet Entities

At December 31, 2007 and 2008, we did not have interests in any variable interest entities, as defined by the Financial Accounting Standards Board Interpretation No. 46 (Revised 2003), Consolidation of Variable Interest Entities—An Interpretation of ARB No. 51, having a significant effect on the financial statements.

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

Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. FIN 48 contains a two-step approach to recognizing and measuring uncertain tax positions accounted for in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes (SFAS 109). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement.

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

Our effective tax rates have differed from the statutory tax rate primarily due to the tax impact of foreign operations, certain impairment charges, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rates were 23.3%, 25.9% and 27.8% for 2006, 2007 and 2008. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory tax rates and higher than anticipated in countries where we have higher statutory tax rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123R). Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Effect of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (SFAS 141R). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The impact of the adoption of SFAS 141R on our consolidated financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of SFAS 160 to be material.

In February 2008, the FASB issued Financial Staff Position (FSP) SFAS 157-2, Effective Date of FASB Statement No. 157 (FSP 157-2), which delays the effective date of SFAS No. 157, Fair Value Measurement (SFAS 157), for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

In April 2008, the FASB issued FSP SFAS 142-3, Determination of the Useful Life of Intangible Assets (FSP 142-3). This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies. This exposes us to foreign currency risk. We purchase foreign exchange option contracts to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedge Activities (SFAS 133), these contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged exposure affects revenues or as interest income and other, net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated because the hedged transaction is no longer probable of occurring or related to an ineffective portion of a hedge is recognized as interest income and other, net, immediately. At December 31, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.9 billion (or approximately $2.6 billion) and $152.0 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.8 billion) and $277.9 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$229.7 million (or approximately $202.2 million) and $21.9 million. These foreign exchange options have maturities of 18 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $325 million lower at December 31, 2008, and the total amount recorded as interest income and other, net, would have been approximately $15 million lower in the year ended December 31, 2008. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $750 million higher at December 31, 2008, and the total amount recorded as interest income and other, net, would have been approximately $85 million lower in the year ended December 31,2008.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, the British pound and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.5 billion and $2.6 billion at December 31, 2007 and December 31, 2008. The notional principal of foreign exchange contracts to sell U.S. dollars with foreign currencies was $54.2 million at December 31, 2008. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €296.5 million (or approximately $433.4 million) and €630.5 million (or approximately $897.6 million) at December 31, 2007 and December 31, 2008.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $80 million and $16 million at December 31, 2007 and December 31, 2008. The adverse impact at December 31, 2007 and December 31, 2008 is after consideration of the offsetting effect of approximately $328 million and $555 million from forward exchange contracts in place for the months of December 2007 and December 2008. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $87 million and $83 million at December 31, 2007 and December 31, 2008.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2007 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 14 to the consolidated financial statements, in 2007, Google Inc. adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Google Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited Google Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2007 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Google Inc. and our report dated February 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 12, 2009

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31,
	2007	2008
Assets
Current assets:
Cash and cash equivalents	$6,081,593	$8,656,672
Marketable securities	8,137,020	7,189,099
Accounts receivable, net of allowance of $32,887 and $80,086	2,162,521	2,642,192
Deferred income taxes, net	68,538	286,105
Income taxes receivable, net	145,253	—
Prepaid revenue share, expenses and other assets	694,213	1,404,114

Total current assets	17,289,138	20,178,182
Prepaid revenue share, expenses and other assets, non-current	168,530	433,846
Deferred income taxes, net, non-current	33,219	—
Non-marketable equity securities	1,059,694	85,160
Property and equipment, net	4,039,261	5,233,843
Intangible assets, net	446,596	996,690
Goodwill	2,299,368	4,839,854

Total assets	$25,335,806	$31,767,575

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$282,106	$178,004
Accrued compensation and benefits	588,390	811,643
Accrued expenses and other current liabilities	465,032	480,263
Accrued revenue share	522,001	532,547
Deferred revenue	178,073	218,084
Incomes taxes payable, net	—	81,549

Total current liabilities	2,035,602	2,302,090
Deferred revenue, non-current	30,249	29,818
Income taxes payable, net, non-current	478,372	890,115
Deferred income taxes, net, non-current	—	12,515
Other long-term liabilities	101,904	294,175
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value per share: 9,000,000 shares authorized; 312,917 (Class A 236,097, Class B 76,820) and par value of $313 (Class A $236, Class B $77) and 315,114 (Class A 240,073, Class B 75,041) and par value of $315 (Class A $240, Class B $75) shares issued and outstanding, excluding 361 (Class A 336, Class B 25) and 26 (Class A 26) shares subject to repurchase (see Note 12) at December 31, 2007 and 2008	313	315
Additional paid-in capital	13,241,221	14,450,338
Accumulated other comprehensive income	113,373	226,579
Retained earnings	9,334,772	13,561,630

Total stockholders’ equity	22,689,679	28,238,862

Total liabilities and stockholders’ equity	$25,335,806	$31,767,575

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2007	2008
Revenues	$10,604,917	$16,593,986	$21,795,550
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $17,629, $22,335, $41,340)	4,225,027	6,649,085	8,621,506
Research and development (including stock-based compensation expense of $287,485, $569,797, $732,418)	1,228,589	2,119,985	2,793,192
Sales and marketing (including stock-based compensation expense of $59,389, $131,638, $206,020)	849,518	1,461,266	1,946,244
General and administrative (including stock-based compensation expense of $93,597, $144,876, $139,988)	751,787	1,279,250	1,802,639

Total costs and expenses	7,054,921	11,509,586	15,163,581

Income from operations	3,549,996	5,084,400	6,631,969
Impairment of equity investments	—	—	(1,094,757)
Interest income and other, net	461,044	589,580	316,384

Income before income taxes	4,011,040	5,673,980	5,853,596
Provision for income taxes	933,594	1,470,260	1,626,738

Net income	$3,077,446	$4,203,720	$4,226,858

Net income per share of Class A and Class B common stock:
Basic	$10.21	$13.53	$13.46

Diluted	$9.94	$13.29	$13.31

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital	Deferred Stock-Based Compensation	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2006	293,027	$293	$7,477,792	$(119,015)	$4,019	$2,055,868	$9,418,957
Issuance of common stock in connection with follow-on public offering and acquisitions, net	7,689	8	3,236,778	—	—	—	3,236,786
Stock-based award activity	8,281	8	1,168,336	119,015	—	—	1,287,359
Comprehensive income:
Net income	—	—	—	—	—	3,077,446	3,077,446
Change in unrealized loss on available-for-sale investments, net of tax effect of $13,280	—	—	—	—	(19,309)	—	(19,309)
Foreign currency translation adjustment	—	—	—	—	38,601	—	38,601

Total comprehensive income	—	—	—	—	—	—	3,096,738

Balance at December 31, 2006	308,997	309	11,882,906	—	23,311	5,133,314	17,039,840
Stock-based award activity	3,920	4	1,358,315	—	—	—	1,358,319
Comprehensive income:
Net income	—	—	—	—	—	4,203,720	4,203,720
Change in unrealized gain on available-for-sale investments, net of tax effect of $19,963	—	—	—	—	29,029	—	29,029
Foreign currency translation adjustment	—	—	—	—	61,033	—	61,033

Total comprehensive income	—	—	—	—	—	—	4,293,782
Adjustment to retained earnings upon adoption of FIN 48	—	—	—	—	—	(2,262)	(2,262)

Balance at December 31, 2007	312,917	313	13,241,221	—	113,373	9,334,772	22,689,679
Stock-based award activity	2,197	2	1,209,117	—	—	—	1,209,119
Comprehensive income:
Net income	—	—	—	—	—	4,226,858	4,226,858
Change in unrealized loss on available-for-sale investments, net of tax effect of $8,871	—	—	—	—	(12,506)	—	(12,506)
Foreign currency translation adjustment	—	—	—	—	(84,195)	—	(84,195)
Change in unrealized gain on cash flow hedges, net of tax effect of $144,371	—	—	—	—	209,907	—	209,907

Total comprehensive income	—	—	—	—	—	—	4,340,064

Balance at December 31, 2008	315,114	$315	$14,450,338	$—	$226,579	$13,561,630	$28,238,862

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2007	2008
Operating activities
Net income	$3,077,446	$4,203,720	$4,226,858
Adjustments:
Depreciation and amortization of property and equipment	494,430	807,743	1,212,237
Amortization of intangibles and other	77,509	159,915	287,650
Stock-based compensation	458,100	868,646	1,119,766
Excess tax benefits from stock-based award activity	(581,732)	(379,206)	(159,088)
Deferred income taxes	(98,468)	(164,212)	(224,645)
Impairment of equity investments	—	—	1,094,757
Other, net	12,474	(39,741)	(31,910)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(624,012)	(837,247)	(334,464)
Income taxes, net	496,882	744,802	626,027
Prepaid revenue share, expenses and other assets	(289,157)	(298,689)	(147,132)
Accounts payable	95,402	70,135	(211,539)
Accrued expenses and other liabilities	291,533	418,905	338,907
Accrued revenue share	139,300	150,310	14,000
Deferred revenue	30,801	70,329	41,433

Net cash provided by operating activities	3,580,508	5,775,410	7,852,857

Investing activities
Purchases of property and equipment	(1,902,798)	(2,402,840)	(2,358,461)
Purchases of marketable securities	(26,681,891)	(15,997,060)	(15,356,304)
Maturities and sales of marketable securities	23,107,132	15,659,473	15,762,796
Investments in non-marketable equity securities	(1,019,147)	(34,511)	(47,154)
Acquisitions, net of cash acquired and proceeds received from divestiture, and purchases of intangible and other assets	(402,446)	(906,651)	(3,320,299)

Net cash used in investing activities	(6,899,150)	(3,681,589)	(5,319,422)

Financing activities
Net proceeds (payments) from stock-based award activity	321,117	23,861	(71,521)
Excess tax benefits from stock-based award activity	581,732	379,206	159,088
Net proceeds from a public offering	2,063,549	—	—

Net cash provided by financing activities	2,966,398	403,067	87,567

Effect of exchange rate changes on cash and cash equivalents	19,741	40,034	(45,923)

Net increase (decrease) in cash and cash equivalents	(332,503)	2,536,922	2,575,079
Cash and cash equivalents at beginning of year	3,877,174	3,544,671	6,081,593

Cash and cash equivalents at end of year	$3,544,671	$6,081,593	$8,656,672

Supplemental disclosures of cash flow information
Cash paid for interest	$257	$1,336	$1,564

Cash paid for taxes	$537,702	$882,688	$1,223,985

Acquisition related activities:
Issuance of equity in connection with acquisitions, net	$1,173,234	$—	$—

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Google Inc. and Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of marketable and non-marketable securities, fair values of prepaid revenue share, intangible assets and goodwill, property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues (in thousands):

	Year Ended December 31,
	2006	2007	2008
Advertising revenues:
Google web sites	$6,332,797	$10,624,705	$14,413,826
Google Network web sites	4,159,831	5,787,938	6,714,688

Total advertising revenues	10,492,628	16,412,643	21,128,514
Licensing and other revenues	112,289	181,343	667,036

Revenues	$10,604,917	$16,593,986	$21,795,550

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

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver ads on television broadcasts and audio ads on radio broadcasts.

We recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results pages on our site or on the search results pages or content pages of our Google

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Network members’ web sites and, for those advertisers who use our cost-per impression pricing, the fees charged advertisers each time an ad is displayed on our members’ sites. In accordance with Emerging Issues Task Force (EITF) Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, we report our Google AdSense revenues on a gross basis principally because we are the primary obligor to our advertisers.

Google TV Ads enables advertisers, operators and programmers to buy, schedule, deliver and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on television in accordance with the terms of the related agreements. Google Audio Ads enables the distribution of our advertisers’ ads for broadcast on radio programs. We recognize as revenue the fees charged advertisers each time an ad is broadcasted or a listener responds to that ad. We consider the television providers and radio stations that participate in these programs to be members of our Google Network.

In 2008 we acquired DoubleClick, a company that offers online ad serving and management services to advertisers, ad agencies and web site publishers. Fees derived from hosted, or web-based applications are recognized as licensing and other revenues in the period the advertising impressions are delivered.

Google Checkout is our online shopping payment processing system for both consumers and merchants. We recognize as revenues any fees charged to merchants on transactions processed through Google Checkout. Further, cash ultimately paid to merchants under Google Checkout promotions, including cash paid to merchants as a result of discounts provided to consumers on certain transactions processed through Google Checkout, are accounted for as an offset to revenues in accordance with EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products).

We generate fees from search services on a per-query basis. Our policy is to recognize revenues from per-query search fees in the period we provide the search results.

We also generate fees from the sale and license of our Search Appliance, which includes hardware, software and 12 to 24 months of post-contract support. We recognize revenue in accordance with Statement of Position 97-2, Software Revenue Recognition, as amended. As the elements are not sold separately, sufficient vendor-specific objective evidence does not exist for the allocation of revenue. As a result, the entire fee is recognized ratably over the term of the post-contract support arrangement. We also generate fees through the license of our Google Apps product. We recognize as revenue the fees we charge customers for hosting the related enterprise applications and services ratably over the term of the service arrangement.

Revenues realized through Google TV Ads, Google Audio Ads, DoubleClick, Google Checkout, search services, Search Appliance and Google Apps were not material in any of the years presented.

We recognize revenues as described above because the services have been provided, and the other criteria set forth under Staff Accounting Bulletin Topic 13: Revenue Recognition have been met, namely, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.

Deferred revenue is recorded when payments are received in advance of our performance in the underlying agreement on the accompanying Consolidated Balance Sheets.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense arrangements and to certain other partners (our distribution partners) who distribute our toolbar and other products (collectively referred to as access points) or otherwise direct search queries to our web site (collectively referred to as distribution arrangements). These amounts are primarily based on the revenue share arrangements with our Google Network members and distribution partners.

Certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. These fees may be paid in advance or in arrears and are non-refundable but are subject to adjustment based on the achievement of the defined performance terms. In addition, the arrangements are terminable at will, although under the terms of certain contracts we or our Google Network members may be subject to penalties in the event of early termination. To the extent we expect revenues generated under an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater. Otherwise, we recognize the guaranteed revenue share payments as traffic acquisition costs on a straight-line basis over the term of the related agreements. For other AdSense agreements under which we only pay on a contractual revenue share basis, we recognize the revenue share obligations as traffic acquisition costs at the same time the related revenue is recognized. Also, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements.

In addition, certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. The fees are non-refundable. Further, the arrangements are terminable at will, although under the terms of certain contracts we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these arrangements over the estimated useful lives of the access points (two years) to the extent we can reasonably estimate those lives and they are longer than one year, or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenue. Further, we review the access points for impairment at the distribution partner level, and there have been no impairments to date.

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-based Compensation

We account for stock-based compensation in accordance with SFAS 123R.

We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of stock options on the dates of grant, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. Restricted Stock Units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the dates of vest net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be less than the actual number of RSUs outstanding. Furthermore, in accordance with SFAS 123R, the liability for withholding amounts to be paid by us will be recorded as a reduction to additional paid-in capital when paid.

We recognize stock-based compensation using the straight-line method for all stock awards issued after January 1, 2006. For stock awards issued prior to January 1, 2006, we continue to recognize stock-based compensation using the accelerated method, other than RSUs issued to new employees that vest based on the employee’s performance for which we use the straight-line method in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans.

In compliance with SFAS 123R, we included as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for the options exercised and RSUs vested. During the year ended December 31, 2008, the amount of cash received from exercise of stock options was $72.5 million and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activity was $250.9 million. We have elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the income statement.

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

In the years ended December 31, 2006, 2007 and 2008, we recognized stock-based compensation and related tax benefits of $458.1 million and $108.9 million, $868.6 million and $143.0 million, and $1,119.8 million and $231.7 million, respectively.

Certain Risks and Concentrations

Our revenues are principally derived from online advertising, the market for which is highly competitive and rapidly changing. In addition, our revenues are generated from a multitude of vertical market segments in countries around the globe. Significant changes in this industry or changes in customer buying or advertiser spending behavior, including those changes that may result from the current general economic downturn, could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts and accounts receivable. Cash equivalents and marketable securities consist primarily of highly liquid debt instruments of U.S. government and its agencies, municipalities in the U.S., time deposits, money market funds and corporate securities. Foreign exchange contracts are transacted with various major corporations and financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the globe. In 2006, 2007 and 2008, we generated approximately 57%, 52% and 49% of our revenues from customers based in the U.S., with the majority of customers

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

outside of the U.S. located in Europe and Japan. Many of our Google Network members are in the internet industry. We perform ongoing evaluations to determine customer credit and limit the amount of credit extended, but generally no collateral is required. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.

No advertiser or Google Network member generated greater than 10% of revenues in 2006, 2007 and 2008.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, marketable securities, accounts receivable, accounts payable and accrued liabilities, approximate fair value because of their generally short maturities.

Cash and Cash Equivalents and Marketable Securities

We invest our excess cash primarily in highly liquid debt instruments of U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds and corporate securities. All highly liquid investments with stated maturities of three months or less from date of purchase are classified as cash equivalents; all highly liquid investments with stated maturities of greater than three months are classified as marketable securities.

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. Our marketable securities have been classified and accounted for as available-for-sale. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As these securities are viewed by us as available to support current operations, based on the provisions of Accounting Research Bulletin No. 43, Chapter 3A, Working Capital-Current Assets and Liabilities, securities with maturities beyond 12 months are classified as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. These securities are carried at fair value, with the unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which are recorded as interest income and other, net, in accordance with our policy and FASB Staff Position (FSP) Nos. SFAS 115-1 (FSP 115-1) and SFAS 124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. Any realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest income and other, net.

Non-Marketable Equity Securities

We have accounted for non-marketable equity security investments at historical cost because we do not have significant influence over the underlying investees. These investments are subject to a periodic impairment review. To the extent any impairment is considered other-than-temporary, the investment is written down to its fair value and the loss is recorded as a component of interest income and other, net.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and are non-interest bearing. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also maintain a sales allowance to reserve for potential credits issued to customers. The amount of the reserve is determined based on historical credits issued.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, generally two to five years. Buildings are depreciated over periods up to 25 years. Leasehold improvements are amortized over the shorter of the lease term or the estimated useful lives of the assets. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Recoverability of these assets is measured by comparison of carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented. In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (SFAS 142), we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our tests are based on our single operating segment and reporting unit structure. We found no material impairment in any of the years presented.

SFAS 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment whenever events or changes in circumstances indicate an asset’s carrying value may not be recoverable in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We amortized our acquired intangible assets on a straight-line basis with definite lives over periods ranging primarily from one to twelve years.

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. The financial statements of these subsidiaries are translated to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs and expenses. Translation gains and losses are recorded in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $38.6 million and $61.0 million of net translation gains in 2006 and 2007, and $84.2 million of net translation losses in 2008. Net gains and losses resulting from foreign exchange transactions are recorded as a component of interest income and other, net. These gains and losses are net of those realized on forward foreign exchange contracts. We recorded $5.3 million of net gains, $16.2 million and $35.6 million of net losses in 2006, 2007 and 2008 from assets and liabilities denominated in a currency other than the local currency.

Legal Costs

Legal costs are expensed as incurred.

Advertising and Promotional Expenses

We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2006, 2007 and 2008, promotional and advertising expenses totaled approximately $188.4 million, $236.7 million and $266.4 million.

Effect of Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. The impact of the adoption of SFAS 141R on our consolidated financial position, results of operations will largely be dependent on the size and nature of the business combinations completed after the adoption of this statement.

In December 2007, the FASB issued SFAS 160. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of SFAS 160 to be material.

In February 2008, the FASB issued FSP 157-2, which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. FSP 157-2 partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of SFAS 157 for all nonfinancial assets and nonfinancial liabilities is effective for us beginning January 1, 2009. We do not expect the impact of this adoption to be material.

In April 2008, the FASB issued FSP 142-3. This guidance is intended to improve the consistency between the useful life of a recognized intangible asset under SFAS 142, and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R when the underlying arrangement includes renewal or extension of terms that would require

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

substantial costs or result in a material modification to the asset upon renewal or extension. Companies estimating the useful life of a recognized intangible asset must now consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension as adjusted for SFAS 142’s entity-specific factors. FSP 142-3 is effective for us beginning January 1, 2009. We do not expect the impact of the adoption of FSP 142-3 to be material.

Note 2.	Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock in accordance with SFAS No. 128, Earnings per Share (SFAS 128) using the two-class method. Under the provisions of SFAS 128, basic net income per share is computed using the weighted average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, restricted stock units and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units and warrants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. Further, there are a number of safeguards built into our Certificate of Incorporation, as well as Delaware law, which preclude our board of directors from declaring or paying unequal per share dividends on our Class A and Class B common stock. Specifically, Delaware law provides that amendments to our Certificate of Incorporation which would have the affect of adversely altering the rights, powers or preferences of a given class of stock (in this case the right of our Class A common stock to receive an equal dividend to any declared on our Class B common stock) must be approved by the class of stock adversely affected by the proposed amendment. In addition, our Certificate of Incorporation provides that before any such amendment may be put to a stockholder vote, it must be approved by the unanimous consent of our Board of Directors. As a result, and in accordance with EITF Issue No. 03-6, Participating Securities and the Two-Class Method under FASB Statement No. 128, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2006		2007		2008
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$2,197,851	$879,595	$3,131,292	$1,072,428	$3,208,968	$1,017,890

Denominator:
Weighted average common shares outstanding	216,589	86,681	232,131	79,421	238,473	75,614
Less: Weighted average unvested common shares subject to repurchase or cancellation	(1,333)	(534)	(616)	(130)	(120)	(8)

Number of shares used in per share computations	215,256	86,147	231,515	79,291	238,353	75,606

Basic net income per share	$10.21	$10.21	$13.53	$13.53	$13.46	$13.46

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$2,197,851	$879,595	$3,131,292	$1,072,428	$3,208,968	$1,017,890
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	879,595	—	1,072,428	—	1,017,890	—
Reallocation of undistributed earnings to Class B shares	—	(3,134)	—	(7,732)	—	(8,321)

Allocation of undistributed earnings	$3,077,446	$876,461	$4,203,720	$1,064,696	$4,226,858	$1,009,569

Denominator:
Number of shares used in basic computation	215,256	86,147	231,515	79,291	238,353	75,606
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	86,147	—	79,291	—	75,606	—
Unvested common shares subject to repurchase or cancellation	1,867	534	746	130	128	8
Employee stock options	5,916	1,479	3,690	667	2,810	223
Restricted shares and RSUs	362	—	968	—	617	—

Number of shares used in per share computations	309,548	88,160	316,210	80,088	317,514	75,837

Diluted net income per share	$9.94	$9.94	$13.29	$13.29	$13.31	$13.31

The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3.	Cash and Investments

We have classified our investments in auction rate securities (ARS) as non-current assets on the accompanying Consolidated Balance Sheet at December 31, 2008. As of December 31, 2007, these securities were classified as marketable securities. As a result, these amounts have been excluded from the December 31, 2008 balances in the tables below.

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	As of December 31,
	2007	2008
Cash and cash equivalents:
Cash	$2,869,528	$3,330,658
Cash equivalents:
U.S. government agencies	110,272	—
Municipal securities	232,278	14,250
Time deposits	500,000	3,015,557
Money market mutual funds	2,369,515	2,296,207

Total cash and cash equivalents	6,081,593	8,656,672

Marketable securities:
U.S. government notes	475,781	—
U.S. government agencies	2,120,972	3,342,406
Municipal securities	4,991,564	2,721,603
Time deposits	500,000	—
Money market mutual funds	—	73,034
Corporate debt securities	—	907,056
Auction rate preferred securities	48,703	—
Marketable equity security	—	145,000

Total marketable securities	8,137,020	7,189,099

Total cash, cash equivalents and marketable securities	$14,218,613	$15,845,771

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2007
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government notes	$472,040	$3,745	$(4)	$475,781
U.S. government agencies	2,102,710	18,306	(44)	2,120,972
Municipal securities	4,975,587	16,308	(331)	4,991,564
Time deposits	500,000	—	—	500,000
Auction rate preferred securities	48,703	—	—	48,703

Total marketable securities	$8,099,040	$38,359	$(379)	$8,137,020

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$3,324,750	$17,747	$(91)	$3,342,406
Municipal securities	2,690,270	34,685	(3,352)	2,721,603
Money market mutual funds	73,034	—	—	73,034
Corporate debt securities	903,963	3,265	(172)	907,056

Total marketable securities	$6,992,017	$55,697	$(3,615)	$7,044,099

Time deposits were held by institutions outside the U.S. at December 31, 2007 and at December 31, 2008. Gross unrealized gains and losses on cash equivalents were not material at December 31, 2007 and December 31, 2008.

Our corporate debt securities are guaranteed by the full faith and credit of the United States government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (TLGP) or the sovereign guarantee of foreign governments under similar programs to the TLGP.

We recognized gross realized gains of $81.7 million and $105.8 million on the sale of our marketable securities in the years ended December 31, 2007 and December 31, 2008. We recognized gross realized losses of $30.5 million and $11.6 million in the years ended December 31, 2007 and December 31, 2008. Realized gains and losses are included in interest income and other, net, in our accompanying Consolidated Statements of Income.

In November 2008, we invested $500 million in Clearwire. Clearwire is our only marketable equity security at December 31, 2008.

We review our investment in Clearwire for impairment in accordance with FSP 115-1. Based on our review, our investment in Clearwire is impaired. Primarily due to the severity of the decline in the market value of Clearwire’s common stock, we believe that such impairment is “other-than-temporary” at December 31, 2008. As a result, in the fourth quarter of 2008, we recorded a $355 million impairment charge. This amount is included under impairment of equity investments in the accompanying Consolidated Statement of Income.

We will continue to review this investment for impairment on a quarterly basis. There can be no assurance that additional impairment charges will not be required in the future, and any such amounts could be material to our Consolidated Statements of Income.

We did not recognize any other-than-temporary impairments for the years ended December 31, 2006 and December 31, 2007.

The following table summarizes the estimated fair value of our investments in marketable debt securities designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

As of December 31, 2008
Due within 1 year	$2,786,373
Due within 1 year through 5 years	2,787,656
Due within 5 years through 10 years	441,883
Due after 10 years	1,028,187

Total marketable debt securities	$7,044,099

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2007 and 2008, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2007
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$30,525	$(4)	$—	$—	$30,525	$(4)
U.S. government agencies	98,682	(41)	19,993	(3)	118,675	(44)
Municipal securities	270,708	(227)	54,832	(104)	325,540	(331)

Total	$399,915	$(272)	$74,825	$(107)	$474,740	$(379)

	As of December 31, 2008
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$183,054	$(91)	$183,054	$(91)
Municipal securities	274,042	(3,352)	274,042	(3,352)
Corporate debt securities	199,828	(172)	199,828	(172)

Total	$656,924	$(3,615)	$656,924	$(3,615)

As of December 31, 2008, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At December 31, 2008, we held $197.4 million of ARS. The assets underlying these 36 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $37.5 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at December 31, 2008, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted average interest rate of 3.4% per annum, which is based on the forward swap curve at the end of December 2008 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 1,100 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and additionally adjusted for a liquidity discount of up to 400 basis points to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the estimated fair values of these ARS were $35.5 million ($21.0 million, net of tax effect) less than their costs. Based primarily on our ability and intent to hold these securities until recovery and the extent of impairment, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at December 31, 2008.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, they have been classified as non-current assets on our Consolidated Balance Sheet at December 31, 2008.

Investment in Non-Marketable Equity Security

We review our investment in AOL for impairment in accordance with FSP 115-1. Based on our review, our investment in AOL is impaired. After consideration of the duration and severity of the impairment, as well as the reasons for the decline in value and the potential recovery period, we believe that such impairment is “other-than-temporary” at December 31, 2008. As a result, in the fourth quarter of 2008, we recorded a $726 million impairment charge. This amount is included under impairment of equity investments in the accompanying Consolidated Statement of Income. The fair value of AOL is determined primarily based on a market multiple approach valuation technique, which required us to make judgmental estimates including forecasted revenue and earnings. In addition, we used a selection of comparable companies to perform comparative risk analysis in determining the fair value.

We will continue to review this investment for impairment on a quarterly basis. There can be no assurance that additional impairment charges will not be required in the future, and any such amounts could be material to our Consolidated Statements of Income.

As we have initiated the formal process to liquidate this investment, and expect to complete this process and liquidate the investment by December 31, 2009, we have classified it as a current asset on the accompanying Consolidated Balance Sheet at December 31, 2008.

Note 4.	Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our program is not designated for trading or speculative purposes.

In accordance with SFAS 133, we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded in the accompanying Consolidated Statements of Income as interest income and other, net, or as part of revenues, or on the accompanying Consolidated Balance Sheets as accumulated other comprehensive income.

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. Any gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified to revenues when the hedged exposure affects revenues or as interest income and other, net, if the hedged transaction becomes probable of not occurring. The effective portion of our cash flow hedges, which we reclassified to revenues from accumulated other comprehensive income, was $167.8 million for the year ended December 31, 2008.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2008, the effective portion of our cash flow hedges before tax effect was $354.3 million, of which $306.0 million is expected to be reclassified from accumulated other comprehensive income to revenues within the next 12 months.

Any gain after a hedge is de-designated because the hedged transaction is no longer probable of occurring or related to an ineffective portion of a hedge is recognized as interest income and other, net, immediately. The ineffective portion of our cash flow hedges was a gain of $2.2 million for the year ended December 31, 2008. Further, the change in the time value of the options is excluded from our assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset. Thereafter, any change to this time value is included in interest income and other, net. Amounts recorded in interest income and other, net were $138.5 million for the year ended December 31, 2008.

At December 31, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.9 billion (or approximately $2.6 billion) and $152.0 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.8 billion) and $277.9 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$229.7 million (or approximately $202.2 million) and $21.9 million. These foreign exchange options have maturities of 18 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133 consist of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the functional currency of the subsidiary. Gains and losses on these contracts as well as the related costs are included in interest income and other, net, along with the gains and losses of the related hedged items. During the year ended December 31, 2008, we recognized $30.5 million of costs related to these contracts. Costs incurred during the year ended December 31, 2007 were not material. The fair values of these foreign exchange contracts were not material at December 31, 2007 and December 31, 2008. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.5 billion and $2.6 billion at December 31, 2007 and December 31, 2008. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $54.2 million at December 31, 2008. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €296.5 million (or approximately $433.4 million) and €630.5 million (or approximately $897.6 million) at December 31, 2007 and December 31, 2008.

Note 5.	Fair Value Measurements

Effective January 1, 2008, we adopted SFAS 157 and effective October 10, 2008, we adopted FSP No. SFAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activity.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

In accordance with SFAS 157, we measure our cash equivalents, marketable securities, auction rate securities and foreign currency derivative contracts at fair value. Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our investments in auction rate securities and AOL are classified within Level 3 because they are valued using valuation techniques (see Note 3). Some of the inputs to these models are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair value measurement at reporting date using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Municipal securities	$14,250	$—	$14,250	$—
Time deposits	3,015,557	—	3,015,557	—
Money market mutual funds	2,296,207	2,296,207	—	—
Marketable securities:
U.S. government agencies	3,342,406	—	3,342,406	—
Municipal securities	2,721,603	—	2,721,603	—
Money market mutual funds	73,034	—	73,034	—
Corporate debt securities	907,056	—	907,056	—
Marketable equity securities	145,000	145,000	—	—
Foreign currency derivative contracts	464,993	—	464,993	—
Auction rate securities	197,361	—	—	197,361

Total assets	$13,177,467	$2,441,207	$10,538,899	$197,361

Liabilities
Foreign currency derivative contracts	$877	$—	$877	$—

Total liabilities	$877	$—	$877	$—

The following table presents our assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as defined in SFAS 157 at December 31, 2008 (in thousands):

Level 3
Balance at December 31, 2007	$—
Transfers to Level 3	311,225
Unrealized loss included in other comprehensive income	(35,485)
Net settlements	(78,379)

Balance at December 31, 2008	$197,361

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset measured at fair value on a nonrecurring basis is summarized below (in thousands):

Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Loss
Investment in AOL	$274,000	$—	$—	$274,000	$726,000

In accordance with the provisions of FSP 115-1, our investment in AOL with a carrying value of $1.0 billion was written down to its fair value of $274.0 million, resulting in an “other-than-temporary” impairment charge of $726.0 million, which was included in our results of operations for the year ended December 31, 2008 (See Note 3).

Effective January 1, 2008, we also adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115, which allows an entity to choose to measure certain financial instruments and liabilities at fair value on a contract-by-contract basis. Subsequent fair value measurement for the financial instruments and liabilities an entity chooses to measure will be recognized in earnings. As of December 31, 2008, we did not elect such option for our financial instruments and liabilities.

Note 6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2007	2008
Information technology assets	$2,734,916	$3,573,499
Construction in progress	1,364,651	1,643,136
Land and buildings	951,334	1,725,336
Leasehold improvements	416,884	572,908
Furniture and fixtures	52,127	61,462

Total	5,519,912	7,576,341
Less accumulated depreciation and amortization	1,480,651	2,342,498

Property and equipment, net	$4,039,261	$5,233,843

Note 7.	Acquisitions

In March 2008, we acquired Click Holding Corp. (DoubleClick), a company that offers online ad serving and management services to advertisers, ad agencies and web site publishers. We acquired DoubleClick primarily for their customer relationships, as well as patents and developed technology. This transaction was accounted for as a business combination. In August 2008, we sold the search marketing business of Performics, a division of DoubleClick, for approximately $53 million paid in cash. As the sale of Performics was planned at the time of the acquisition of DoubleClick, the proceeds from the sale are netted against the purchase price of DoubleClick. The total net purchase price of DoubleClick was $3.2 billion paid in cash, including transaction costs of $70.4 million.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the allocation of the purchase price of DoubleClick as of December 31, 2008 (in thousands):

Goodwill	$2,353,503
Customer relationships	629,600
Patents and developed technology	143,400
Tradenames and other	27,800
Net assets acquired	83,276
Deferred tax assets	257,003
Deferred tax liabilities	(301,179)

Total	$3,193,403

Goodwill is not deductible for tax purposes.

Customer relationships have a weighted average useful life of 6.7 years. Patents and developed technology have a weighted average useful life of 5.0 years. Tradenames and other have a weighted average useful life of 5.5 years. The majority of these assets are not deductible for tax purposes.

Supplemental information on an unaudited pro forma basis, as if the DoubleClick acquisition had been consummated at the beginning of each of the periods presented, is as follows (in millions, except per share amounts):

	Year Ended December 31,
	2007	2008
	(unaudited)
Revenues	$16,927	$21,865
Net income	4,007	4,204
Net income per share of Class A and Class B common stock - diluted	12.67	13.24

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

In connection with certain acquisitions in prior periods, we are obligated to make additional cash payments if certain criteria are met. As of December 31, 2008, our remaining contingent obligations related to these acquisitions was approximately $37 million, which if the criteria are met, would be recorded as part of the purchase price. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Note 8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the twelve months ended December 31, 2008 are as follows (in thousands):

Balance as of December 31, 2007	$2,299,368
Goodwill acquired, net of divestiture	2,364,128
Goodwill adjustment	176,358

Balance as of December 31, 2008	$4,839,854

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The goodwill adjustment of $176.4 million was primarily a result of contingent payments earned upon the achievement of certain performance targets.

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$364,937	$179,102	$185,835
Customer relationships	171,876	37,738	134,138
Tradenames and other	196,392	69,769	126,623

Total	$733,205	$286,609	$446,596

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$551,332	$297,428	$253,904
Customer relationships	800,113	153,516	646,597
Tradenames and other	209,492	113,303	96,189

Total	$1,560,937	$564,247	$996,690

Patents and developed technology, customer relationships, and tradenames and other have weighted average useful lives from the date of purchase of 4.0 years, 6.4 years and 4.9 years. Amortization expense of acquisition-related intangible assets for the years ended December 31, 2006, 2007 and 2008 was $74.2 million, $158.2 million and $279.7 million. Expected amortization expense for acquisition-related intangible assets on our December 31, 2008 Consolidated Balance Sheet for each of the next five years and thereafter is as follows (in thousands):

2009	$251,769
2010	220,896
2011	169,154
2012	129,700
2013	104,005
Thereafter	121,166

$996,690

Note 9.	Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Interest income	$412,063	$559,205	$389,533
Realized gains on marketable securities, net	40,202	51,198	94,205
Foreign exchange gains (losses), net	5,317	(16,169)	(171,877)
Other, net	3,462	(4,654)	4,523

Interest income and other, net	$461,044	$589,580	$316,384

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10.	Comprehensive Income

The changes in the components of other comprehensive income were as follows (in thousands):

	Year Ended December 31,
	2006	2007	2008
Net income	$3,077,446	$4,203,720	$4,226,858
Change in unrealized gains (losses) on marketable securities, net of taxes	(19,309)	29,029	(12,506)
Change in cumulative translation adjustment	38,601	61,033	(84,195)
Change in unrealized gains on cash flow hedges, net of taxes	—	—	209,907

Comprehensive income	$3,096,738	$4,293,782	$4,340,064

The components of accumulated other comprehensive income were as follows (in thousands):

	As of December 31,
	2007	2008
Unrealized gains on marketable securities, net of taxes	$22,501	$9,995
Cumulative translation adjustment	90,872	6,677
Unrealized gains on cash flow hedges, net of taxes	—	209,907

Accumulated other comprehensive income	$113,373	$226,579

Note 11.	Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land and data centers throughout the world with original lease periods expiring between 2009 and 2063. We are committed to pay a portion of the related actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

At December 31, 2008, future minimum payments under non-cancelable operating leases, along with sublease income amounts, are as follows over each of the next five years and thereafter (in thousands):

	Operating Leases	Sub-lease Income	Net Operating Leases
2009	$302,403	$26,974	$275,429
2010	298,551	24,548	274,003
2011	277,256	21,388	255,868
2012	248,582	12,031	236,551
2013	217,615	6,185	211,430
Thereafter	1,615,563	10,850	1,604,713

Total minimum payments required	$2,959,970	$101,976	$2,857,994

Rent expense under operating leases was $80.7 million, $127.9 million and $215.6 million in 2006, 2007, and 2008.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guaranteed Minimum Revenue Share Payments

In connection with our AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum payments to a small number of our Google Network members over the term of the respective contracts. Under our contracts, these guaranteed payments may be prorated down based on our Google Network members not achieving defined performance targets, such as number of advertisements displayed or search queries. In most cases, certain guaranteed amounts will be adjusted downward if our Google Network members do not meet their performance targets. In all of these AdSense agreements, if a Google Network member were unable to perform under the contract, such as being unable to provide search queries, as defined under the terms of that agreement, then we would not be obligated to make any non-cancelable guaranteed minimum revenue payments to that member. At December 31, 2008, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,030.3 million through 2012 compared to $1,746.4 million at December 31, 2007.

Purchase Obligations

We had $140.9 million of other non-cancelable contractual obligations and $1.3 billion of open purchase orders for which we had not received the related services or goods at December 31, 2008. We have the right to cancel these open purchase orders prior to the date of delivery. The majority of these purchase obligations are related to data center operations and facility build-outs.

Letters of Credit

At December 31, 2008 and associated with several leased facilities, we had unused letters of credit for $109.9 million. At December 31, 2008, we were in compliance with our financial covenants under the letters of credit.

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Google Web Search, Google AdWords, Google AdSense and Google Chrome, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation results, could prevent us from offering certain features, functionalities, products or services, which could result in a loss of revenue for us or otherwise harm our business.

We are also a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), labor and employment claims and threatened claims, breach of contract claims, tax and other matters.

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Income Taxes

We are currently under audit by the IRS and various other tax authorities. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Note 12.	Stockholders’ Equity

Convertible Preferred Stock

Our Board of Directors has authorized 100,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2007 and 2008, there were no shares issued or outstanding.

Class A and Class B Common Stock

Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 31, 2008, there were 6,000,000,000 and 3,000,000,000 shares authorized and there were 240,099,511 and 75,040,973 shares legally outstanding of Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At December 31, 2007 and December 31, 2008, there were 14,533,423 and 23,236,325 shares of common stock reserved for future issuance.

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

We estimated the fair value of each option award on the date of grant using the BSM option pricing model. Our assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees applying the guidance provided by Staff Accounting Bulletin No. 107, Share-Based Payment. Through the third quarter of 2007, our assumptions about the expected term had been based on that of companies that had option vesting and contractual terms, expected stock volatility and employee demographics and physical locations that were similar to ours because we had limited relevant historical information to support the expected sale and exercise behavior of our employees who had been granted options recently. Commencing in the fourth quarter of 2007, we began to estimate the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table presents the weighted average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2006	2007	2008
Risk-free interest rate	4.7%	4.4%	3.2%
Expected volatility	34%	34%	35%
Expected life (in years)	3.6	5.1	5.3
Dividend yield	—	—	—
Weighted average estimated fair value of options granted during the year	$158.59	$213.56	$203.58

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity for our options for the twelve months ended December 31, 2008:

	Options Outstanding
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
Balance at December 31, 2007	12,892,886	$333.62
Options granted	3,177,238	$500.07
Exercised (2)	(1,536,860)	$58.66
Canceled/forfeited	(561,826)	$450.19

Balance at December 31, 2008	13,971,438	$391.40	7.0	$632.0

Vested and exercisable as of December 31, 2008	7,026,688	$295.02	6.7	$544.6

Vested and exercisable as of December 31, 2008 and expected to vest thereafter (3)	13,388,416	$387.33	7.0	$624.9

(1)	The aggregate intrinsic value is calculated as the excess, if any, of the closing price of $307.65 of our Class A common stock on December 31, 2008 over the exercise price of the underlying awards.

(2)	Includes options vested during the period that were early exercised.

(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and exercisable and vested stock options at December 31, 2008:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted Average Remaining Life (in years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.30 – $94.80	1,340,732	26,068	1,314,664	4.8	$19.69	1,244,880	$18.32	1,067,206	$19.65
$117.84 – $198.41	1,576,111	—	1,576,111	4.2	$176.66	1,505,304	$176.11	1,503,441	$176.09
$205.96 – $298.91	1,370,309	—	1,370,309	5.2	$274.70	1,122,558	$273.70	1,121,722	$273.68
$300.97 – $399.00	1,759,907	—	1,759,907	5.8	$329.97	1,255,409	$327.37	1,252,719	$327.32
$401.78 – $499.07	1,656,645	—	1,656,645	7.5	$450.82	738,304	$445.53	735,828	$444.56
$500.00 – $594.05	6,016,466	—	6,016,466	8.7	$545.51	1,294,967	$546.19	1,290,628	$546.32
$615.95 – $699.35	200,564	—	200,564	8.9	$655.23	40,814	$662.13	40,814	$662.13
$707.00 – $732.94	50,704	—	50,704	8.8	$718.20	14,330	$718.31	14,330	$718.31

$0.30 – $732.94	13,971,438	26,068	13,945,370	7.0	$391.40	7,216,566	$288.18	7,026,688	$295.02

Options outstanding at December 31, 2007 and December 31, 2008 in the above tables include 360,679 and 26,068 options granted and exercised subsequent to March 21, 2002 that are unvested at December 31, 2007 and 2008, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44. However, the computations of the weighted average exercise prices, weighted average remaining contractual term and aggregate intrinsic value do not consider these unvested shares. Further, the above tables include 1,529,512 warrants held by financial institutions that were options purchased from employees under our TSO program.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total grant date fair value of stock options vested during 2006, 2007 and 2008 was $392.9 million, $635.1 million, and $692.5 million. The aggregate intrinsic value of all options exercised during 2006, 2007 and 2008 was $1,904.0 million, $1,279.0 million and $503.2 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During 2008, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 605,113 at a total value of $149.4 million, or an average of $246.90 per share, and an average premium of $39.69 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At December 31, 2008, the number of options eligible for participation under the TSO program was approximately 10.5 million.

As of December 31, 2008, there was $1,101.5 million of unrecognized compensation cost related to outstanding employee stock options, net of forecasted forfeitures. This amount does not include the estimated $400 million modification charge related to our employee stock option exchange (see Note 16). This amount is expected to be recognized over a weighted average period of 2.8 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activity for our unvested RSUs and restricted shares for the twelve months ended December 31, 2008:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted Average Grant-Date Fair Value
Unvested at December 31, 2007	2,990,222	$526.92
Granted	1,520,576	$473.43
Vested	(951,551)	$481.94
Forfeited	(291,158)	$520.07

Unvested at December 31, 2008	3,268,089	$514.56

Expected to vest after December 31, 2008 (1)	3,005,008	$514.56

(1)	RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of December 31, 2008, there was $1,336.4 million of unrecognized compensation cost related to employee unvested RSUs and restricted shares, net of forecasted forfeitures. This amount is expected to be recognized over a weighted average period of 2.8 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 13.	401(k) Plan

We have a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 60% of their eligible compensation, subject to certain limitations. Employee and our contributions are fully vested when contributed. We contributed approximately $14.3 million, $51.1 million and $72.6 million during 2006, 2007 and 2008.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 14.	Income Taxes

Income before income taxes included income from foreign operations of $1,318.4 million, $2,466.9 million and $3,793.7 million for 2006, 2007 and 2008.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2006	2007	2008
Current:
Federal	$812,280	$1,288,310	$1,348,210
State	191,266	294,935	467,572
Foreign	28,516	51,227	90,930

Total	1,032,062	1,634,472	1,906,712

Deferred:
Federal	(80,073)	(135,047)	(197,593)
State	(18,395)	(29,165)	(62,538)
Foreign	—	—	(19,843)

Total	(98,468)	(164,212)	(279,974)

Provision for income taxes	$933,594	$1,470,260	$1,626,738

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
	2006	2007	2008
Expected provision at federal statutory tax rate (35%)	$1,403,864	$1,985,893	$2,048,758
State taxes, net of federal benefit	112,366	172,750	263,272
Stock-based compensation expense	26,878	123,869	90,805
Disqualifying dispositions of incentive stock options	(6,128)	—	—
Impairment charges	—	—	312,603
Foreign rate differential	(505,729)	(705,400)	(1,019,536)
Federal research credit	(77,859)	(81,469)	(51,841)
Tax exempt interest	(31,583)	(50,662)	(51,713)
Other permanent differences	11,785	25,279	34,390

Provision for income taxes	$933,594	$1,470,260	$1,626,738

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2008 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2008, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $7.7 billion. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financing reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2007	2008
Deferred tax assets:
Stock-based compensation	$118,297	$211,311
State taxes	86,256	132,827
Capital loss from impairment of equity investments	—	446,770
Settlement with the Authors Guild and AAP	—	38,810
Depreciation	53,900	19,666
Vacation accruals	18,868	24,903
Deferred rent	17,498	38,048
Accruals and reserves not currently deductible	9,824	32,080
Acquired net operating losses	—	60,306
Other	14,674	10,442

Total deferred tax assets	319,317	1,015,163
Valuation allowance	—	(364,529)

Total deferred tax assets net of valuation allowance	319,317	650,634
Deferred tax liabilities:
Identified intangibles	(127,700)	(249,679)
Undistributed earnings of foreign subsidiaries	(55,329)	—
Unrealized gains on investments and other	(30,187)	(123,231)
Other	(4,344)	(4,134)

Total deferred tax liabilities	(217,560)	(377,044)

Net deferred tax assets	$101,757	$273,590

As of December 31, 2008, our federal and state net operating loss carryforwards for income tax purposes were approximately $186.7 million and $92.6 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025 and the state net operating loss carryforwards will begin to expire in 2011. The net operating loss carryforwards are subject to various limitations under Section 382 of the Internal Revenue Code.

On October 3, 2008, the United States enacted a law, the “Emergency Economic Stabilization Act of 2008,” which contains the “Tax Extenders and Alternative Minimum Tax Relief Act of 2008”. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2007 and before January 1, 2010. During the fourth quarter, there were various changes to the income tax laws in the states where we conduct business. The tax effects of these changes were determined and recognized in the fourth quarter.

In the fourth quarter of 2008, we recorded $1.09 billion impairment charge related primarily to our investments in AOL and Clearwire. For tax purposes, the impairment generated an equal amount of capital loss of which $201.7 million was realized for tax purpose, and resulted in a tax benefit of $82.3 million in the fourth quarter. However, we determined based on all positive and negative evidence available that it is more likely than not that the tax-benefit of $364.5 million related to the remaining capital loss of $893.2 million cannot be realized and therefore a valuation allowance was established. We are required to reassess the valuation allowance quarterly, if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2008 (in thousands):

Balance as of January 1, 2007	$243,588
Increases related to prior year tax positions	29,854
Decreases related to prior year tax positions	(18,997)
Increases related to current year tax positions	132,742

Balance as of December 31, 2007	387,187
Increases related to prior year tax positions	111,872
Decreases related to prior year tax positions	(14,563)
Increases related to current year tax positions	236,564

Balance as of December 31, 2008	$721,060

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $283.5 million and $561.3 million as of December 31, 2007 and December 31, 2008.

As of December 31, 2008, we had accrued $32.1 million for payment of interest. Interest included in our provision for income taxes was not material in all the periods presented. We have not accrued any penalties related to our uncertain tax positions as we believe that it is more likely than not that there will not be any assessment of penalties.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. During the fourth quarter ended December 31, 2007, the IRS completed its examination of our 2003 and 2004 tax years. We have filed an appeal with the IRS for certain issues related to this audit, but we believe we have adequately provided for these items and any adverse results would have an immaterial impact on our unrecognized tax benefit balance within the next twelve months. The IRS commenced its examination of our 2005 and 2006 tax years in early 2008. We do not expect the examination to be completed within the next twelve months, therefore we do not anticipate any significant impact to our unrecognized tax benefit balance in 2009, related to 2005 and 2006 tax years.

Our 2007 and 2008 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2002 through 2008 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

Note 15.	Information about Geographic Areas

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by geography are based on the billing address of the advertiser. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2006	2007	2008
Revenues:
United States	$6,030,140	$8,698,021	$10,635,553
United Kingdom	1,603,842	2,530,916	3,038,488
Rest of the world	2,970,935	5,365,049	8,121,509

Total revenues	$10,604,917	$16,593,986	$21,795,550

	As of December 31,
	2007	2008
Long-lived assets:
United States	$7,334,877	$9,782,825
International	711,791	1,806,568

Total long-lived assets	$8,046,668	$11,589,393

Note 16.	Subsequent Event

On February 3, 2009, we commenced an exchange offer to allow employees the opportunity to exchange all or a portion of their eligible outstanding stock options for the same number of new options. We expect that new options will have an exercise price equal to the closing price per share of our common stock on March 6, 2009 and that stock options with exercise prices above this closing price will be eligible for the exchange offer. Generally, all employees with options are eligible to participate in the program (Eric Schmidt, Sergey Brin, and Larry Page do not hold options). The exchange offer is currently set to expire at 6 a.m. Pacific Time on March 9, 2009.

The number of common shares subject to outstanding options will not change as a result of the exchange offer. New options issued as part of the exchange offer will be subject to a new vesting schedule which adds 12 months to the original applicable vesting dates. In addition, new options will vest no sooner than six months after the close of the offer period. The expiration dates of the new options will remain the same as the expiration dates of the options being exchanged.

We expect to take a modification charge of approximately $400 million over the vesting periods of the new options which range from six months to five years. Assuming our exchange offer proceeds according to our planned timeline, this modification charge will be recorded as additional stock based compensation beginning in the first quarter of 2009. This modification charge is estimated assuming an exchange price of approximately $350 and that all eligible underwater options will be exchanged, and the actual amount of the modification charge is likely to be different from the estimate provided above.

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

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2008, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers of the Registrant

The names of our executive officers and their ages, titles and biographies as of January 31, 2009 are set forth below:

Name	Age	Position
Eric Schmidt	53	Chairman of the Board of Directors, Chief Executive Officer and Director
Sergey Brin	35	President of Technology and Director
Larry Page	36	President of Products and Director
Omid Kordestani	45	Senior Vice President of Global Sales and Business Development
David C. Drummond	45	Senior Vice President of Corporate Development, Chief Legal Officer and Secretary
Patrick Pichette	46	Senior Vice President and Chief Financial Officer
Jonathan J. Rosenberg	47	Senior Vice President of Product Management
Shona L. Brown	42	Senior Vice President of Business Operations
Alan Eustace	52	Senior Vice President of Engineering and Research

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

Patrick Pichette has served as our Chief Financial Officer and Senior Vice President since August 2008. Prior to joining us, from January 2001 until July 2008, Patrick served as an executive officer of Bell Canada Enterprises Inc., a telecommunications company, including, most recently, as President – Operations for Bell Canada, and previously as Executive Vice President, Chief Financial Officer and Executive Vice President of Planning and Performance Management. Prior to joining Bell Canada Enterprises, from 1996 to 2000, Patrick was a principal at McKinsey & Company, a management consulting firm. Prior to that, from 1994 to 1996, he served as Vice President and Chief Financial Officer of Call-Net Enterprises Inc., a Canadian telecommunications company. Patrick holds a Masters of Arts degree in philosophy, politics and economics from Oxford University (as a Rhodes Scholar), and a Bachelor of Arts degree in Business Administration from Université du Québec à Montréal.

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

Alan Eustace has served as our Senior Vice President of Engineering and Research since January 2006. Previously, he served as a Vice President of Engineering since July 2002. Prior to joining us, from May 2002 to June 2002, Alan was at Hewlett-Packard, a provider of technology products, software and services. Prior to that, Alan worked at Compaq from June 1998 until its acquisition by Hewlett-Packard in May 2002, where he most recently served as Director of the Western Research Laboratory. Prior to that, Alan held various positions at Digital Equipment Corporation until its acquisition by Compaq in June 1998. Alan holds a Bachelor of Science degree, a Masters of Science degree and a Ph.D. in computer science from the University of Central Florida.

The information required by this item regarding our directors and corporate governance matters is included under the captions “Corporate Governance and Board of Directors Matters” and “Proposals to be Voted On—Proposal Number 1—Election of Directors” in Google’s Proxy Statement for its 2009 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2008 (the “2009 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Director Compensation” and “Executive Compensation” in the 2009 Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Public Accountants” in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedule

Schedule II: Valuation and Qualifying Accounts

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended December 31, 2006	$14,852	$9,899	$(7,837)	$16,914
Year ended December 31, 2007	$16,914	$46,001	$(30,028)	$32,887
Year ended December 31, 2008	$32,887	$161,234	$(114,035)	$80,086

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues.

3. Exhibits.

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 13, 2009.

GOOGLE INC.

By:	/s/ ERIC E. SCHMIDT
Eric E. Schmidt
Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric E. Schmidt and Patrick Pichette, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ERIC E. SCHMIDT Eric E. Schmidt	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 13, 2009

/S/ PATRICK PICHETTE Patrick Pichette	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2009

Sergey Brin	President of Technology, Assistant Secretary and Director

/S/ LARRY PAGE Larry Page	President of Products, Assistant Secretary and Director	February 13, 2009

/S/ L. JOHN DOERR L. John Doerr	Director	February 13, 2009

/S/ JOHN L. HENNESSY John L. Hennessy	Director	February 13, 2009

/S/ ARTHUR D. LEVINSON Arthur D. Levinson	Director	February 13, 2009

/S/ ANN MATHER Ann Mather	Director	February 13, 2009

/S/ PAUL S. OTELLINI Paul S. Otellini	Director	February 13, 2009

/S/ K. RAM SHRIRAM K. Ram Shriram	Director	February 13, 2009

/S/ SHIRLEY TILGHMAN	Director	February 13, 2009
Shirley Tilghman

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

1.01	Form of Distribution Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (the “Distribution Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.01.1	Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

1.02	Form of Bidding Rules Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (the “Bidding Rules Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.02.1	Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

2.1	Agreement and Plan of Merger by and among Google Inc., Whopper Acquisition Corp. and Click Holding Corp., dated as of April 13, 2007	Current Report on Form 8-K (File No. 000-50726)	April 19, 2007

3.01	Third Amended and Restated Certificate of Incorporation of Registrant as filed August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

3.02	Amended and Restated Bylaws of Registrant, effective as of August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

4.01	Investor Rights Agreement dated May 31, 2002	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

4.01.1	Amendment to Investor Rights Agreement dated August 17, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.02	Specimen Class A Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.03	Specimen Class B Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.04	Registration Rights Agreement dated October 9, 2006 (with stockholders of YouTube, Inc.)	Registration Statement on Form S-3 (File No. 333-140498)	February 7, 2007

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

4.05		Form of Warrant Agreement dated April 20, 2007 among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (the “Warrant Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

4.05.1		Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 12, 2004

10.02	©	1998 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.02.1	©	1998 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.03	©	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.04	©	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.04.1	©	2000 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.05	©	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.05.1	©	2003 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.06	©	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.06.1	©	2003 Stock Plan (No.2)—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.07	©	2003 Stock Plan (No.3), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.07.1	©	2003 Stock Plan (No.3)—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.08	©	Google Inc. 2004 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 7, 2008

10.08.1	©	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.08.2	©	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.08.3	©	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.08.4	©	2004 Stock Plan—Form of stock option agreement (TSO Program)	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.09	©	Ignite Logic, Inc. 2003 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.10	©	Lifescape Solutions, Inc. 2001 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.11	©	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.12	©	Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004

10.13	©	YouTube, Inc. 2005 Stock Plan	Registration Statement on Form S-8 (File No. 333-138848)	November 20, 2006

10.14		Purchase and Sale Agreement dated June 9, 2006 by and among WXIII/Amphitheatre Realty, L.L.C., WXIII/Crittenden Realty A/B, L.L.C., WXIII/Crittenden Realty C, L.L.C., and WXIII/Crittenden Realty D, L.L.C. and Google Inc.	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.15	†	Amended and Restated License Agreement dated October 13, 2003 by and between The Board of Trustees of the Leland Stanford Junior University and Google Inc.	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 16, 2004

10.15.1		License Agreement dated July 2, 2001 by and between The Board of Trustees of the Leland Stanford Junior University and Google Inc.	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

10.16	©	Google Senior Executive Bonus Plan	Current Report on Form 8-K (File No. 000-50726)	March 28, 2007

10.17	©	Letter agreement between Google Inc. and Shirley Tilghman dated August 16, 2005.	Current Report on Form 8-K (File No. 000-50726)	October 6, 2005

10.18	©	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008

10.19	©	Offer Letter between Google Inc. and Patrick Pichette dated June 6, 2008	Current Report on Form 8-K (File No. 00050726)	June 25, 2008

21.01	*	List of Subsidiaries of Registrant

23.01	*	Consent of Independent Registered Public Accounting Firm

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.