Form 10-Q
period 2009-03-31
Google Inc.
filed 2009-05-06
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At April 30, 2009, there were 241,087,476 shares of Google’s Class A common stock outstanding and 74,851,783 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,656,672	$10,426,291
Marketable securities	7,189,099	7,358,642
Accounts receivable, net of allowance of $80,086 and $112,511	2,642,192	2,543,105
Deferred income taxes, net	286,105	434,903
Prepaid revenue share, expenses and other assets	1,404,114	1,317,861

Total current assets	20,178,182	22,080,802
Prepaid revenue share, expenses and other assets, non-current	433,846	416,168
Deferred income taxes, net, non-current	—	52,296
Non-marketable equity securities	85,160	100,999
Property and equipment, net	5,233,843	5,122,105
Intangible assets, net	996,690	910,344
Goodwill	4,839,854	4,830,315

Total assets	$31,767,575	$33,513,029

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$178,004	$196,220
Accrued compensation and benefits	811,643	464,899
Accrued expenses and other current liabilities	480,263	465,164
Accrued revenue share	532,547	522,835
Deferred revenue	218,084	216,937
Income taxes payable, net	81,549	317,799

Total current liabilities	2,302,090	2,183,854
Deferred revenue, non-current	29,818	30,146
Income taxes payable, net, non-current	890,115	1,160,158
Deferred income taxes, net, non-current	12,515	—
Other long-term liabilities	294,175	290,776
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 315,114 (Class A 240,073, Class B 75,041) and par value of $315 (Class A $240, Class B $75) and 315,761 (Class A 240,872, Class B 74,889) and par value of $316 (Class A $241, Class B $75) shares issued and outstanding, excluding 26 and 10 Class A shares subject to repurchase at December 31, 2008 and March 31, 2009	315	316
Additional paid-in capital	14,450,338	14,694,501
Accumulated other comprehensive income	226,579	168,820
Retained earnings	13,561,630	14,984,458

Total stockholders’ equity	28,238,862	29,848,095

Total liabilities and stockholders’ equity	$31,767,575	$33,513,029

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2009
	(unaudited)
Revenues	$5,186,043	$5,508,990
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $9,148 and $12,537)	2,110,536	2,101,504
Research and development (including stock-based compensation expense of $193,800 and $168,561)	673,069	641,643
Sales and marketing (including stock-based compensation expense of $42,576 and $59,026)	446,898	433,941
General and administrative (including stock-based compensation expense of $35,255 and $37,359)	409,305	448,311

Total costs and expenses	3,639,808	3,625,399

Income from operations	1,546,235	1,883,591
Interest income and other, net	167,343	6,210

Income before income taxes	1,713,578	1,889,801
Provision for income taxes	406,492	466,973

Net income	$1,307,086	$1,422,828

Net income per share of Class A and Class B common stock:
Basic	$4.17	$4.51

Diluted	$4.12	$4.49

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Three Months Ended March 31,
	2008	2009
	(unaudited)
Operating activities
Net income	$1,307,086	$1,422,828
Adjustments:
Depreciation and amortization of property and equipment	280,564	321,129
Amortization of intangibles and other	55,960	82,093
Stock-based compensation expense	280,779	277,483
Excess tax benefits from stock-based award activities	(51,101)	(31,844)
Deferred income taxes	(38,214)	(12,847)
Other, net	(44,903)	(21,409)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(223,493)	97,390
Income taxes, net	438,175	324,753
Prepaid revenue share, expenses and other assets	(41,584)	77,457
Accounts payable	53,784	21,879
Accrued expenses and other liabilities	(234,277)	(322,339)
Accrued revenue share	(10,124)	4,264
Deferred revenue	6,794	8,675

Net cash provided by operating activities	1,779,446	2,249,512

Investing activities
Purchases of property and equipment	(841,597)	(262,755)
Purchases of marketable securities	(2,819,512)	(5,244,845)
Maturities and sales of marketable securities	5,379,228	5,109,590
Investments in non-marketable equity securities	—	(18,750)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(3,125,113)	(2,072)

Net cash used in investing activities	(1,406,994)	(418,832)

Financing activities
Net payments related to stock-based award activities	(22,445)	(36,736)
Excess tax benefits from stock-based award activities	51,101	31,844

Net cash provided by (used in) financing activities	28,656	(4,892)

Effect of exchange rate changes on cash and cash equivalents	37,048	(56,169)

Net increase in cash and cash equivalents	438,156	1,769,619
Cash and cash equivalents at beginning of year	6,081,593	8,656,672

Cash and cash equivalents at end of period	$6,519,749	$10,426,291

Supplemental disclosures of cash flow information
Cash paid for interest	$387	$162

Cash paid for income taxes	$12,091	$158,439

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of March 31, 2009, the Consolidated Statements of Income for the three months ended March 31, 2008 and 2009, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2008 and 2009 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles. In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2009, our results of operations for the three months ended March 31, 2008 and 2009, and our cash flows for the three months ended March 31, 2008 and 2009. The results of operations for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our 2008 Annual Report on Form 10-K filed on February 13, 2009.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and sales allowances, fair values of financial instruments, fair values of prepaid revenue share, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of options to purchase our common stock, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Effect of Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007), Business Combinations (SFAS 141R). This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. We adopted this FSP in the first quarter of 2009 and the impact of the adoption on our consolidated financial statements largely depends on the size and nature of the business combinations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements (SFAS 157). This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2008		2009
	(unaudited)
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$989,006	$318,080	$1,084,488	$338,340
Denominator:
Weighted average common shares outstanding	237,185	76,219	240,303	74,965
Less: Weighted average unvested common shares subject to repurchase or cancellation	(256)	(19)	(16)	—

Number of shares used in per share computation	236,929	76,200	240,287	74,965

Basic net income per share	$4.17	$4.17	$4.51	$4.51

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$989,006	$318,080	$1,084,488	$338,340
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	318,080	—	338,340	—
Reallocation of undistributed earnings to Class B shares	—	(2,868)	—	(1,715)

Allocation of undistributed earnings	$1,307,086	$315,212	$1,422,828	$336,625
Denominator:
Number of shares used in basic computation	236,929	76,200	240,287	74,965
Weighted average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	76,200	—	74,965	—
Unvested common shares subject to repurchase or cancellation	275	19	16	—
Employee stock options and warrants under Transferable Stock Option program	3,244	322	1,767	86
Restricted shares and restricted stock units	744	—	186	—

Number of shares used in per share computation	317,392	76,541	317,221	75,051

Diluted net income per share	$4.12	$4.12	$4.49	$4.49

The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents and marketable securities consist of the following (in thousands):

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
Cash and cash equivalents:
Cash	$3,330,658	$4,070,597
Cash equivalents:
U.S. government agencies	—	214,998
Municipal securities	14,250	—
Time deposits	3,015,557	3,027,156
Money market mutual funds	2,296,207	3,113,540

Total cash and cash equivalents	8,656,672	10,426,291

Marketable securities:
U.S. government notes	—	410,233
U.S. government agencies	3,342,406	3,943,242
Municipal securities	2,721,603	2,000,677
Money market mutual funds	73,034	50,132
Corporate debt securities	907,056	694,692
Agency residential mortgage-backed securities	—	60,312
Commercial mortgage-backed securities	—	47,883
Marketable equity security	145,000	151,471

Total marketable securities	7,189,099	7,358,642

Total cash, cash equivalents and marketable securities	$15,845,771	$17,784,933

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$3,324,750	$17,747	$(91)	$3,342,406
Municipal securities	2,690,270	34,685	(3,352)	2,721,603
Money market mutual funds	73,034	—	—	73,034
Corporate debt securities	903,963	3,265	(172)	907,056
Marketable equity security	145,000	—	—	145,000

Total	$7,137,017	$55,697	$(3,615)	$7,189,099

	As of March 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government notes	$410,153	$80	$—	$410,233
U.S. government agencies	3,932,108	11,253	(119)	3,943,242
Municipal securities	1,964,823	36,151	(297)	2,000,677
Money market mutual funds	50,132	—	—	50,132
Corporate debt securities	695,000	499	(807)	694,692
Agency residential mortgage-backed securities	59,939	373	—	60,312
Commercial mortgage-backed securities	47,906	69	(92)	47,883
Marketable equity security	145,000	6,471	—	151,471

Total	$7,305,061	$54,896	$(1,315)	$7,358,642

Time deposits were held by institutions outside the U.S. at December 31, 2008 and March 31, 2009. Gross unrealized gains and losses on cash equivalents were not material at December 31, 2008 and March 31, 2009.

Our corporate debt securities are guaranteed by the full faith and credit of the United States government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (TLGP) or the sovereign guarantee of foreign governments under similar programs to the TLGP.

Our agency residential mortgage-backed securities are specified pools of mortgage pass-through securities that are guaranteed by government-sponsored enterprises. Our commercial mortgage-backed securities are fully defeased securities with underlying collateral loans replaced by U.S. Treasury notes.

We recognized gross realized gains of $50.8 million and $34.3 million on the sale of our marketable securities for the three months ended March 31, 2008 and 2009. Gross realized losses were not material in either period. Realized gains and losses are included in interest income and other, net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding the marketable equity security, designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

As of March 31, 2009
(unaudited)
Due within 1 year	$3,108,150
Due within 1 year through 5 years	2,158,027
Due within 5 years through 10 years	674,778
Due after 10 years	1,266,216

Total	$7,207,171

In accordance with Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, the following table shows gross unrealized losses and fair value for those investments that were in an unrealized loss position as of December 31, 2008 and March 31, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2008
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$183,054	$(91)	$183,054	$(91)
Municipal securities	274,042	(3,352)	274,042	(3,352)
Corporate debt securities	199,828	(172)	199,828	(172)

Total	$656,924	$(3,615)	$656,924	$(3,615)

	As of March 31, 2009
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government agencies	$158,374	$(119)	$158,374	$(119)
Municipal securities	112,408	(297)	112,408	(297)
Corporate debt securities	444,193	(807)	444,193	(807)
Commercial mortgage-backed securities	27,288	(92)	27,288	(92)

Total	$742,263	$(1,315)	$742,263	$(1,315)

As of December 31, 2008 and March 31, 2009, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At March 31, 2009, we held $189.8 million of auction rate securities (ARS). The assets underlying these 35 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $47.8 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at March 31, 2009, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted average interest rate of 4.0% per annum, which is based on the forward swap curve at the end of March 2009 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 2,000 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and additionally adjusted for a liquidity discount of up to 400 basis points to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market.

At March 31, 2009, the estimated fair values of these ARS were $32.8 million ($19.5 million, net of tax effect) less than their costs. Based primarily on our ability and intent to hold these securities until recovery and the extent of impairment, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at March 31, 2009.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, they have been classified as non-current assets on the accompanying Consolidated Balance Sheet at March 31, 2009.

Note 4. Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our program is not designated for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded in the accompanying Consolidated Statements of Income as interest income and other, net, as part of revenues, or to accumulated other comprehensive income (AOCI) on the accompanying Consolidated Balance Sheets.

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. Any gain on the effective portion of a cash flow hedge is initially reported as a component of AOCI and subsequently reclassified to revenues when the hedged revenues are recorded or as interest income and other, net, if the hedged transaction becomes probable of not occurring.

At March 31, 2009, the effective portion of our cash flow hedges before tax effect was $338.1 million, of which $316.7 million is expected to be reclassified from AOCI to revenues within the next 12 months.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €1.9 billion (or approximately $2.6 billion) and €2.1 billion (or approximately $2.8 billion) at December 31, 2008 and March 31, 2009; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.1 billion (or approximately $1.8 billion) and £1.1 billion (or approximately $1.7 billion) at December 31, 2008 and March 31, 2009 ; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$229.7 million (or approximately $202.2 million) and C$261.8 million (or approximately $216.7 million) at December 31, 2008 and March 31, 2009 . These foreign exchange options have maturities of 18 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133 consist of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. Gains and losses on these contracts as well as the related costs are included in interest income and other, net, along with the gains and losses of the related hedged items. Costs incurred related to these contracts during the three months ended March 31, 2008 and 2009 were not material. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.6 billion and $2.1 billion at December 31, 2008 and March 31, 2009. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $54.2 million and $97.4 million at December 31, 2008 and March 31, 2009. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €630.5 million (or approximately $897.6 million) and €476.7 million (or approximately $634.3 million) at December 31, 2008 and March 31, 2009. The notional principal of foreign exchange contracts to sell Euros for other currencies was €4.0 million (or approximately $5.3 million) at March 31, 2009.

Effective January 1, 2009, we adopted the disclosure requirements of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (SFAS 161). At December 31, 2008 and March 31, 2009, the fair values of our outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of December 31, 2008	As of March 31, 2009
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$451,722	$391,700
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	13,270	151

Total		$464,992	$391,851

Derivative Liabilities
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	877	1,005

Total		$877	$1,005

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three months ended March 31, 2008 and 2009 is summarized below (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationships	Gains Recognized in AOCI on Derivative Before Tax Effect (Effective Portion)		Gains Reclassified from AOCI into Income (Effective Portion)			Gains or (Losses) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)[1]
	2008	2009	Location	2008	2009	Location	2008	2009
	(unaudited)
Foreign exchange option contracts	$152	$137,950	Revenue	$95	$154,085	Interest income and other, net	$(1,628)	$(99,979)

Total	$152	$137,950		$95	$154,085		$(1,628)	$(99,979)

[1]

Amount of gains (losses) recognized in income on derivatives includes losses of $1.6 million and $100.6 million related to the amount excluded from the assessment of hedge effectiveness in the three months ended March 31, 2008 and 2009. Gains (losses) related to the ineffectiveness portion of the hedges were not material in the three months ended March 31, 2008 and 2009.

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three months ended March 31, 2008 and 2009 is summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments under SFAS 133	Gains or (Losses) Recognized in Income on Derivative
	Location	2008	2009
		(unaudited)
Foreign exchange forward contracts	Interest income and other, net	$(99,600)	$112,617

Total		$(99,600)	$112,617

Note 5. Fair Value Measurements

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

Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our investments in ARS is classified within Level 3 because they are valued using valuation techniques (see Note 3). Some of the inputs to these models are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair value measurement at reporting date using
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Municipal securities	$14,250	$—	$14,250	$—
Time deposits	3,015,557	—	3,015,557	—
Money market mutual funds	2,296,207	2,296,207	—	—
Marketable securities:
U.S. government agencies	3,342,406	—	3,342,406	—
Municipal securities	2,721,603	—	2,721,603	—
Money market mutual funds	73,034	—	73,034	—
Corporate debt securities	907,056	—	907,056	—
Marketable equity securities	145,000	145,000	—	—
Foreign currency derivative contracts	464,993	—	464,993	—
Auction rate securities	197,361	—	—	197,361

Total	$13,177,467	$2,441,207	$10,538,899	$197,361

Liabilities
Foreign currency derivative contracts	$877	$—	$877	$—

Total	$877	$—	$877	$—

		Fair value measurement at reporting date using
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
U.S. government agencies	$214,998	$—	$214,998	$—
Time deposits	3,027,156	—	3,027,156	—
Money market mutual funds	3,113,540	3,113,540	—	—
Marketable securities:
U.S. government notes	410,233	410,233	—	—
U.S. government agencies	3,943,242	—	3,943,242	—
Municipal securities	2,000,677	—	2,000,677	—
Money market mutual funds	50,132	—	50,132	—
Corporate debt securities	694,692	—	694,692	—
Agency residential mortgage-backed securities	60,312	—	60,312	—
Commercial mortgage-backed securities	47,883	—	47,883	—
Marketable equity security	151,471	151,471	—	—
Foreign currency derivative contracts	391,851	—	391,851	—
Auction rate securities	189,793	—	—	189,793

Total	$14,295,980	$3,675,244	$10,430,943	$189,793

Liabilities
Foreign currency derivative contracts	$1,005	$—	$1,005	$—

Total	$1,005	$—	$1,005	$—

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) as defined in SFAS 157 for the three months ended March 31, 2008 (in thousands):

Level 3
(unaudited)
Balance at December 31, 2007	$—
Transfers to Level 3	311,225
Unrealized loss included in other comprehensive income	(10,815)
Net settlements	(40,850)

Balance at March 31, 2008	$259,560

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) as defined in SFAS 157 for the three months ended March 31, 2009 (in thousands):

Level 3
(unaudited)
Balance at December 31, 2008	$197,361
Change in unrealized loss included in other comprehensive income	2,656
Net settlements	(10,224)

Balance at March 31, 2009	$189,793

Note 6. Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
Information technology assets	$3,573,499	$3,662,099
Construction in progress	1,643,136	1,558,473
Land and buildings	1,725,336	1,835,106
Leasehold improvements	572,908	580,739
Furniture and fixtures	61,462	61,070

Total	7,576,341	7,697,487
Less accumulated depreciation and amortization	2,342,498	2,575,382

Property and equipment, net	$5,233,843	$5,122,105

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2009 are as follows (in thousands, unaudited):

Balance as of December 31, 2008	$4,839,854
Goodwill adjustment	(9,539)

Balance as of March 31, 2009	$4,830,315

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$551,332	$297,428	$253,904
Customer relationships	800,113	153,516	646,597
Tradenames and other	209,492	113,303	96,189

Total	$1,560,937	$564,247	$996,690

	As of March 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$538,732	$312,959	$225,773
Customer relationships	774,713	168,348	606,365
Tradenames and other	196,618	118,412	78,206

Total	$1,510,063	$599,719	$910,344

Amortization expense of acquisition-related intangible assets for the three months ended March 31, 2008 and 2009 was $55.0 million and $78.2 million. As of March 31, 2009, expected amortization expense for acquisition-related intangible assets on our March 31, 2009 Consolidated Balance Sheet for each of the next five years and thereafter is as follows (in thousands, unaudited):

Remainder of 2009	$184,379
2010	218,900
2011	170,615
2012	131,955
2013	105,817
2014	72,095
Thereafter	26,583

$910,344

Note 8. Interest Income and Other, Net

The components of interest income and other, net were as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
	(unaudited)
Interest income	$122,003	$66,092
Realized gains on marketable securities, net	46,571	31,764
Foreign exchange gains (losses), net	1,726	(90,920)
Other, net	(2,957)	(726)

Interest income and other, net	$167,343	$6,210

Note 9. Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended March 31,
	2008	2009
	(unaudited)
Net income	$1,307,086	$1,422,828
Change in unrealized gains (losses) on marketable securities, net of taxes	(9,809)	9,664
Change in cumulative translation adjustment	29,793	(57,839)
Change in unrealized gains (losses) on cash flow hedges, net of taxes	58	(9,584)

Comprehensive income	$1,327,128	$1,365,069

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
Unrealized net gains on marketable securities, net of taxes	$9,995	$19,659
Cumulative translation adjustment	6,677	(51,162)
Unrealized gains on cash flow hedges, net of taxes	209,907	200,323

Accumulated other comprehensive income	$226,579	$168,820

Note 10. Contingencies

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

We have also had copyright claims filed against us alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search and YouTube, infringe the rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, our business could be harmed in the event of an adverse result in any of these claims.

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

EPA Investigation

In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. We are cooperating with the EPA and have provided documents and other materials. The EPA investigation could result in fines, civil or criminal penalties, or other administrative action.

While we currently believe this matter will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows, we have noted it in accord with Securities and Exchange Commission regulations that call for disclosure of certain environmental proceedings that may result in monetary sanctions of $100,000 or more.

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

Note 11. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted (excluding options granted in connection with the Exchange, see below) in the periods presented:

	Three Months Ended March 31,
	2008	2009
	(unaudited)
Risk-free interest rate	2.7%	2.1%
Expected volatility	35%	40%
Expected life (in years)	5.3	5.7
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$269.79	$129.49

The following table summarizes the activities for our options for the three months ended March 31, 2009:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2008	13,971,438	$391.40
Options granted (2)	8,153,945	$308.67
Exercised (3)	(362,235)	$30.93
Canceled/forfeited (2)	(7,782,427)	$522.04

Balance at March 31, 2009	13,980,721	$280.52	6.8	$1,048.8

Vested and exercisable as of March 31, 2009	4,754,867	$215.56	5.9	$658.2
Vested and exercisable as of March 31, 2009 and expected to vest thereafter (4)	13,228,704	$278.19	6.8	$1,017.4

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $348.06 of our Class A common stock on March 31, 2009.

(2)	The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Exchange (see below).

(3)	Includes options vested during the period that were early exercised.

(4)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable and exercisable and vested stock options at March 31, 2009:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(unaudited)
$ 0.30–$94.80	966,958	10,153	956,805	4.6	$20.97	900,426	$19.35	799,770	$20.64
$117.84–$198.41	1,565,998	—	1,565,998	3.8	$176.70	1,556,876	$176.60	1,554,768	$176.02
$205.96–$298.91	1,362,492	—	1,362,492	4.8	$274.70	1,223,547	$273.70	1,222,646	$273.12
$300.97–$399.00	9,442,850	—	9,442,850	8.0	$310.31	1,074,927	$316.54	989,289	$312.16
$401.78–$499.07	276,631	—	276,631	3.9	$441.36	196,034	$438.29	88,587	$435.72
$500.00–$594.05	357,943	—	357,943	5.3	$533.76	193,689	$526.44	96,923	$531.99
$615.95–$699.35	7,126	—	7,126	6.9	$638.24	3,228	$643.62	2,563	$644.09
$707.00–$732.94	723	—	723	7.2	$727.49	321	$724.45	321	$723.65

$ 0.30–$732.94	13,980,721	10,153	13,970,568	6.8	$280.52	5,149,048	$224.84	4,754,867	$215.56

Options outstanding at March 31, 2009 in the above tables include 10,153 options granted and exercised subsequent to March 21, 2002 that are unvested at March 31, 2009, in accordance with EITF Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44. However, the computations of the weighted-average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value do not consider these unvested shares. Further, the above tables include 1.7 million warrants held by financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program.

The total grant date fair value of stock options vested during the three months ended March 31, 2008 and 2009 was $161.0 million and $112.3 million. The aggregate intrinsic value of all options exercised during the three months ended March 31, 2008 and 2009 was $228.3 million and $106.9 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the three months ended March 31, 2009, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 149,239 at a total value of $18.0 million, or an average of $120.51 per share, and an average premium of $44.69 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At March 31, 2009, the number of options eligible for participation under the TSO program was 10.3 million.

In March 2009, we completed an offer to exchange certain employee stock options issued under Google’s 2004 Stock Plan (the Exchange). Certain previously granted options were exchanged for new options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of Google’s Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of Google’s Class A common stock as reported by The Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which will be recognized over the vesting periods of the new options. These vesting periods range from six months to five years. We recorded approximately $11 million of this $360 million modification charge in the three months ended March 31, 2009.

As of March 31, 2009, there was $1,375.6 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 3.6 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units and restricted shares for the three months ended March 31, 2009:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2008	3,268,089	$514.56
Granted	288,969	$320.53
Vested	(420,662)	$488.38
Forfeited	(47,335)	$536.39

Unvested at March 31, 2009	3,089,061	$500.07

Expected to vest after March 31, 2009 (1)	2,840,392	$500.07

(1)	Restricted stock units and restricted shares expected to vest reflect an estimated forfeiture rate.

As of March 31, 2009, there was $1,265.1 million of unrecognized compensation cost related to employee unvested restricted stock units and restricted shares. This amount is expected to be recognized over a weighted average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 12. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Our total unrecognized tax benefits as of December 31, 2008 and March 31, 2009 were $721.0 million and $995.7 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $561.3 million and $673.5 million as of December 31, 2008 and March 31, 2009. The increase in our unrecognized tax benefits during the three months ended March 31, 2009 was primarily related to uncertain tax positions relating to our international structure.

Note 13. Information about Geographic Areas

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

Revenues by geography are based on the billing addresses of the advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
Revenues:
United States	$2,535,474	$2,838,043	$2,627,060
United Kingdom	802,973	685,397	733,408
Rest of the world	1,847,596	2,177,464	2,148,522

Total revenues	$5,186,043	$5,700,904	$5,508,990

	As of December 31, 2008	As of March 31, 2009
		(unaudited)
Long-lived assets:
United States	$9,782,825	$9,647,365
International	1,806,568	1,784,862

Total long-lived assets	$11,589,393	$11,432,227

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth and growth rate of our operations, business, revenues, or operating margins;

•	that seasonal fluctuations in internet usage and traditional retail seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	regarding our future stock-based compensation charges;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	that we will continue to take steps to improve the relevance of the ads we deliver;

•	that we may continue to take steps to reduce the number of accidental clicks;

•	that we will continue to make investments and acquisitions;

•	that our cost of revenues and traffic acquisition costs may increase in dollars and as a percentage of revenues;

•	that our research and development and sales and marketing expenses may increase in the future;

•	regarding the increase of costs related to hedging activity under our foreign exchange risk management program;

•	regarding fluctuations in paid clicks and cost-per-click;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities and cash generated from operations;

•	regarding fluctuations in our effective tax rate;

•	regarding continued investments in international markets;

•	regarding the impact on our business, consolidated financial position, results of operations, or cash flows of the EPA’s investigation;

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

•

Advertisers. We provide advertisers with cost-effective ways to deliver online ads, as well as ads on traditional media such as TV (offline ads), to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with their search results and content.

•

Google Network Members and Other Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs. These include programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver ads on television broadcasts. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with other content providers under which we distribute or license their video and other content, and we may display ads next to or as part of this content on the pages of our web sites and our Google Network members’ web sites. We share most of the fees these ads generate with these content providers and our Google Network members, thereby creating an important revenue stream for these partners.

How We Generate Revenue

Advertising revenues made up 98% of our revenues for the three months ended March 31, 2008 and 97% for the three months ended March 31, 2009. We derive most of our additional revenues from offering internet ad serving and management services to advertisers and ad agencies, the license of our enterprise products, search solutions and web search technology.

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

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver ads on television. Our AdSense programs include AdSense for search and AdSense for content.

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

DoubleClick provides us with a platform for delivering display advertising. DoubleClick offers online ad serving and management services to advertisers, ad agencies and web site publishers. Fees derived from hosted or web-based applications are recognized as licensing and other revenues in the period the advertising impressions are delivered.

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

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels and increasing maturity of the online advertising market in certain countries. In addition, the general economic downturn may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, including the amount they are willing to pay for each click or impression, which could negatively affect the growth rate of our revenues.

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

Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenues, as well as paid click and average cost-per-click growth rates.

The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our web sites because most of the advertiser fees from ads served on Google Network members’ web sites are shared with our Google Network members. For the past five years, growth in advertising revenues from our web sites has exceeded that from our Google Network members’ web sites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have generally experienced and expect to continue to experience growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members and content providers, and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. Our full-time employee headcount has increased over the last 12 months, growing from 19,156 at March 31, 2008 to 20,164 at March 31, 2009. We have recently made efforts to improve the discipline of our hiring process and to focus on better managing our expense growth. However, we expect to continue to invest in our business, and this may cause our operating margins to decrease.

We expect our cost of revenues to increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and credit card and other transaction fees, as well as content acquisition costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenue from traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments.

Our international revenues have grown as a percentage of our total revenues to 52% in the three months ended March 31, 2009 from 50% in the three months ended December 31, 2008 and from 51% in the three months ended March 31, 2008. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations and our continued progress in developing localized versions of our products in these international markets. The increase in the proportion of international revenues derived from international markets increases our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in the first quarter of 2009, the strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) had an unfavorable impact on our revenues. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies, however this program will not fully offset the effect of fluctuations on our revenues and earnings.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated (unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.7	38.4	38.1
Research and development	13.0	12.9	11.6
Sales and marketing	8.6	8.9	7.9
General and administrative	7.9	7.2	8.2

Total costs and expenses	70.2	67.4	65.8

Income from operations	29.8	32.6	34.2
Impairment of equity investments	—	(19.2)	—
Interest income and other, net	3.2	1.3	0.1

Income before income taxes	33.0	14.7	34.3
Provision for income taxes	7.8	8.0	8.5

Net income	25.2%	6.7%	25.8%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions, unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
Advertising revenues:
Google web sites	$3,400.4	$3,811.2	$3,692.8
Google Network web sites	1,686.1	1,693.4	1,638.1

Total advertising revenues	5,086.5	5,504.6	5,330.9
Licensing and other revenues	99.5	196.3	178.1

Revenues	$5,186.0	$5,700.9	$5,509.0

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented (unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
Advertising revenues:
Google web sites	66%	67%	67%
Google Network web sites	32	30	30

Total advertising revenues	98	97	97
Google web sites as % of advertising revenues	67	69	69
Google Network web sites as % of advertising revenues	33	31	31
Licensing and other revenues	2%	3%	3%

The growth in our advertising revenues in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 resulted from an increase in the number of paid clicks generated through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements and the continued global expansion of our products, our advertiser base and our user base. The decrease in the average cost-per-click paid by our advertisers was primarily the result of the strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro). In addition, the decrease in the average cost-per-click was due to how we believe advertisers managed their advertising costs in response to the general economic downturn. Specifically, we believe that as a result of the general economic downturn, advertisers, in aggregate, have lowered their bids for keywords in response to a decrease in the sales they are able to make per paid click.

During this period, advertising revenue growth for Google web sites resulted primarily from an increase in aggregate traffic, certain monetization improvements and the continued global expansion of our products, our advertiser base and our user base. The decrease in advertising revenue from Google Network members’ sites resulted primarily from the termination of certain Google Network member relationships whose web sites did not meet our quality requirements, as well as certain other quality improvements, which adversely affected our revenues.

The decline in our advertising revenues in the three months ended March 31, 2009 compared to the three months ended December 31, 2008 resulted from the traditional retail seasonality trends affecting our business as well as a decrease in the average cost-per-click paid by our advertisers, partially offset by the increase in the number of paid clicks generated through our advertising programs. The decrease in the average cost-per-click paid by our advertisers was, in addition to the seasonality trend noted above, the result of how we believe advertisers managed their advertising costs in response to the general economic downturn. The increase in the number of paid clicks through our advertising programs was due to an increase in aggregate traffic both on our web sites and the web sites of our Google Network members, certain monetization improvements and the continued global expansion of our products, our advertiser base and our user base.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ web sites they visit. These improvements have included, for instance, a change to the formula used to determine which ads appear at the top of our search results pages, a change to the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks, a change to report first-page bids which is an estimate of the bid it would take for an ad to reach the first page of our search results pages, as well as changes to further enhance the accuracy of our quality scoring, which is our measurement of an ad’s click-through rate and other relevancy factors.

Aggregate paid clicks on Google web sites and our Google Network members’ web sites increased 17% from the three months ended March 31, 2008 to the three months ended March 31, 2009 and 3% from the three months ended December 31, 2008 to the three months ended March 31, 2009. Average cost-per-click on Google web sites and our Google Network members’ web sites decreased 14% from the three months ended March 31, 2008 to the three months ended March 31, 2009 and 6% from the three months ended December 31, 2008 to the three months ended March 31, 2009. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated or may in the future fluctuate because of various factors including the revenue growth rates on our web sites compared to those of our Google Network members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and the general economic downturn. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers are set forth below (unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
United States	49%	50%	48%
United Kingdom	15%	12%	13%
Rest of the world	36%	38%	39%

The growth in international revenues as a percentage of consolidated revenues in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 resulted largely from increased acceptance of our advertising programs, increases in our direct sales resources and customer support operations in international markets and our continued progress in developing localized versions of our products for these international markets. The growth in international revenues as a percentage of consolidated revenues in the three months ended March 31, 2009 compared to the three months ended December 31, 2008 resulted from seasonally stronger traffic in the United Kingdom and certain other countries.

The strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) in the three months ended March 31, 2009 compared to the three months ended March 31, 2008 had an unfavorable impact on our international revenues (international revenues increased $231.4 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $429 million, or 7.8%, higher. This is before consideration of hedging gains recognized to revenue of $154.1 million and zero in the three months ended March 31, 2009 and March 31, 2008.

The strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) in the three months ended March 31, 2009 compared to the three months ended December 31, 2008 had an unfavorable impact on our international revenues (international revenues increased $19.1 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues in the three months ended March 31, 2009 would have been approximately $120 million, or 2.2%, higher. This is before consideration of hedging gains recognized to revenue of $154.1 million and $128.9 million in the three months ended March 31, 2009 and December 31, 2008.

Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2009 or thereafter. See Note 13 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about geographic areas.

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

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
Cost of revenues	$2,110.5	$2,190.0	$2,101.5
Cost of revenues as a percentage of revenues	40.7%	38.4%	38.1%

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$1,343.2	$1,293.3	$1,229.1
Traffic acquisition costs related to distribution arrangements	143.2	190.1	206.9

Total traffic acquisition costs	$1,486.4	$1,483.4	$1,436.0

Traffic acquisition costs as a percentage of advertising revenues	29.2%	26.9%	26.9%

Cost of revenues decreased $9.0 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. Over the same period there was a decrease in traffic acquisition costs of $50.4 million primarily as a result of less revenues generated through our AdSense program. This decrease was also a result of more revenues realized from Google Network members to whom we pay lower revenue share and less revenues realized from those members to whom we pay more revenue share. This decrease was offset by an increase in data center costs of $36.8 million primarily resulting from the depreciation of additional information technology assets and data center buildings and an increase in the amortization of intangible assets of $14.2 million as a result of recognizing a full quarter of amortization expense in the three months ended March 31, 2009 related to our acquisition of DoubleClick. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites as well as an increase in revenue recognized from gains realized under our foreign exchange risk management program.

Cost of revenues decreased $88.5 million from the three months ended December 31, 2008 to the three months ended March 31, 2009. Over this same period there was a decrease in traffic acquisition costs of $47.4 million primarily as a result of less revenues generated through our AdSense program. This decrease was also a result of more revenues realized from Google Network members to whom we pay lower revenue share and less revenues realized from those members to whom we pay more revenue share. In addition, there was a decrease in data center costs of $31.3 million primarily as a result of a decrease in labor costs. The decrease in labor costs was primarily due to lower annual bonus expense recognized in the three months ended March 31, 2009 compared to the three months ended December 31, 2008.

We expect cost of revenues to increase in dollar amount and may increase as a percentage of revenues in 2009 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
Research and development expenses	$673.1	$733.3	$641.6
Research and development expenses as a percentage of revenues	13.0%	12.9%	11.6%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses decreased $31.5 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This decrease was primarily due to a decrease in stock-based compensation expense of $25.2 million as a result of certain acquisition related equity awards which fully vested during the second quarter of 2008.

Research and development expenses decreased $91.7 million from the three months ended December 31, 2008 to the three months ended March 31, 2009. This decrease was primarily due to lower annual bonus expense recognized in the three months ended March 31, 2009 compared to the three months ended December 31, 2008.

We expect that research and development expenses may increase in dollar amount and as a percentage of revenues in 2009 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing.

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
Sales and marketing expenses	$446.9	$506.0	$433.9
Sales and marketing expenses as a percentage of revenues	8.6%	8.9%	7.9%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses decreased $13.0 million from the three months ended March 31, 2008 to the three months ended March 31, 2009 primarily due to a decrease in travel and related expenses.

Sales and marketing expenses decreased $72.1 million from the three months ended December 31, 2008 to the three months ended March 31, 2009. This decrease was primarily due to a decrease in labor and facilities related costs of $41.2 million primarily due to lower annual bonus and commission expense recognized in the three months ended March 31, 2009 compared to the three months ended December 31, 2008.

We anticipate that sales and marketing expenses may increase in dollar amount and as a percentage of revenues in 2009 and future periods as we expand our business on a worldwide basis.

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
General and administrative expenses	$409.3	$411.4	$448.3
General and administrative expenses as a percentage of revenues	7.9%	7.2%	8.2%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses increased $39.0 million in the three months ended March 31, 2009 compared to the three months ended March 31, 2008. This increase was primarily due to $26.3 million of expenses recognized related to the exit of our audio and print ads businesses, as well as severance benefits for the termination of certain employees and an increase in legal costs of $29.5 million. These increases were partially offset by a decrease in consulting services of $15.6 million.

General and administrative expenses increased $36.9 million in the three months ended March 31, 2009 compared to the three months ended December 31, 2008. This increase was primarily due to $26.3 million of expenses recognized related to the exit of our audio and print ads businesses, as well as severance benefits for the termination of certain employees. This increase was also due to an increase in legal costs of $17.0 million and an increase in bad debt expense of $10.1 million due to increased collection risk as a result of the general economic downturn. These increases were partially offset by a decrease in labor and facilities related costs of $25.6 million primarily due to lower annual bonus expense recognized in the three months ended March 31, 2009 compared to the three months ended December 31, 2008.

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
Stock-based compensation	$280.8	$286.2	$277.5
Stock-based compensation as a percentage of revenues	5.4%	5.0%	5.0%

In March 2009, we completed an offer to exchange certain employee stock options issued under Google’s 2004 Stock Plan (the Exchange). Certain previously granted options were exchanged for new stock options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of Google’s Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of Google’s Class A common stock as reported by The Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which will be recognized over the vesting periods of the new options. These vesting periods range from six months to approximately five years. We recorded approximately $11 million of this $360 million modification charge in the three months ended March 31, 2009.

Stock-based compensation decreased $3.3 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. Stock-based compensation decreased $8.7 million from the three months ended December 31, 2008 to the three months ended March 31, 2009.

We expect stock-based compensation to be approximately $1.1 billion in 2009 and $1.8 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to March 31, 2009 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Impairment of Equity Investments

We have reviewed our equity investments for impairment in accordance with FSP SFAS 115-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments (FSP 115-1), and determined that certain of these investments are impaired. After consideration of the duration and severity of the impairment, as well as the reasons for the decline in value and the potential recovery periods, we believe that such impairments were “other-than-temporary” at December 31, 2008. As a result, in the fourth quarter of 2008, we recorded a non-cash impairment charge of $1.09 billion, primarily comprising of $726.0 million and $355.0 million related to our investments in America Online, Inc. and Clearwire Corporation.

Interest Income and Other, Net

Interest income and other, net decreased $161.1 million from the three months ended March 31, 2008 to the three months ended March 31, 2009. This decrease was primarily a result of an increase in net foreign exchange related costs of $92.6 million and a decrease in interest income of $55.9 million due to lower yields on our cash and investment balances.

Interest income and other, net decreased $63.7 million from the three months ended December 31, 2008 to the three months ended March 31, 2009. This decrease was primarily a result of an increase in net foreign exchange related costs of $41.5 million and a decrease in interest income of $22.4 million due to lower yields on our cash and investment balances.

The costs of our foreign exchange hedging activity that we recognized to interest income and other, net are primarily a function of the notional amount of the option and forward contracts and their related duration, the volatility of the foreign exchange rates as well as the movement of the foreign exchange rates relative to the strike prices of the contracts.

As we expand our international business, we believe costs related to hedging activity under our foreign exchange risk management program may increase in dollar amount in 2009 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions, unaudited):

	Three Months Ended
	March 31, 2008	December 31, 2008	March 31, 2009
	(unaudited)
Provision for income taxes	$406.5	$452.9	$467.0
Effective tax rate	23.7%	54.2%	24.7%

Our provision for income taxes increased from the three months ended March 31, 2008 to the three months ended March 31, 2009, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period. Our effective tax rate increased from the three months ended March 31, 2008 to the three months ended March 31, 2009, primarily as a result of certain discrete tax items which would reduce our future tax benefits.

Our provision for income taxes increased from the three months ended December 31, 2008 to the three months ended March 31, 2009, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period. Our effective tax rate decreased from the three months ended December 31, 2008 to the three months ended March 31, 2009, primarily as a result of the recognition of a tax benefit of only $82.3 million related to the impairment charge of equity investments of $1.09 billion in the three months ended December 31, 2008.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions, unaudited):

	Three Months Ended March 31,
	2008	2009
	(unaudited)
Net cash provided by operating activities	$1,779.4	$2,249.5
Net cash used in investing activities	(1,407.0)	(418.8)
Net cash provided by (used in) financing activities	28.7	(4.9)

At March 31, 2009, we had $17.8 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds, mortgage-backed securities and U.S. corporate securities. See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2008 and March 31, 2009, we had unused letters of credit of $109.9 million and $90.2 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services, including the impact of changes in customer buying or advertiser spending behavior that may result from the general economic downturn. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the value and liquidity of our investments could be adversely affected. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation, excess tax benefits from stock-based award activities, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2009 was $2,249.5 million and consisted of net income of $1,422.8 million, adjustments for non-cash items of $614.6 million and cash provided by working capital and other activities of $212.1 million. Adjustments for non-cash items primarily consisted of $321.1 million of depreciation and amortization expense on property and equipment, $277.5 million of stock-based compensation and $82.1 million of amortization of intangibles and other, partially offset by $31.8 million of excess tax benefits from stock-based award activities and $12.8 million of deferred income taxes. In addition, the increase in cash from changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $324.8 million (which includes the same $31.8 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), a decrease of $97.4 million in accounts receivable due to the decrease in fees billed to our advertisers, a decrease of $77.5 million in prepaid revenue share, expenses and other assets primarily due to a decrease in the value of derivative assets and to a lesser extent by an increase in accounts payable of $21.9 million, partially offset by a decrease of $322.3 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2008 paid in the first quarter of 2009. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, as well as less estimated income taxes paid, in the first quarter of 2009 compared to the fourth quarter of 2008.

Cash provided by operating activities in the three months ended March 31, 2008 was $1,779.4 million and consisted of net income of $1,307.1 million, adjustments for non-cash items of $483.1 million and cash used in working capital and other activities of $10.8 million. Adjustments for non-cash items primarily consisted of $280.8 million of stock-based compensation, $280.6 million of depreciation and amortization expense on property and equipment and $56.0 million of amortization of intangibles and other, partially offset by $51.1 million of excess tax benefits from stock-based award activities. In addition, changes in working capital activities primarily consisted of a decrease of $234.3 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2007 paid in the first quarter of 2008, and an increase of $223.5 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $41.6 million in prepaid revenue share, expenses and other assets, partially offset by a net increase in income taxes payable and deferred income taxes of $438.2 million (which includes the same $51.1 million of excess tax benefits from stock-based awards included under adjustments for non-cash items) and to a lesser extent by an increase in accounts payable of $53.8 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, as well as less estimated income taxes paid, in the first quarter of 2008 compared to the fourth quarter of 2007.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in the three months ended March 31, 2009 of $418.8 million was attributable to purchases of marketable securities of $5,244.8 million and capital expenditures of $262.8 million, partially offset by the proceeds received from the sales and maturities of marketable securities of $5,109.6 million. Cash used in investing activities in the three months ended March 31, 2008 of $1,407.0 million was attributable to cash consideration used in acquisitions of $3,125.1 million, primarily related to the DoubleClick acquisition, purchases of marketable securities of $2,819.5 million and capital expenditures of $841.6 million, partially offset by the proceeds received from the sales and maturities of marketable securities of $5,379.2 million.

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

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of March 31, 2009, our remaining contingent obligations related to these acquisitions was approximately $37 million, which if the criteria are met, would be recorded as part of the purchase. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Cash used in financing activities in the three months ended March 31, 2009 of $4.9 million was primarily due to net payments related to stock-based award activities of $36.7 million, partially offset by excess tax benefits of $31.8 million from stock-based award activities during the period which represents a portion of the $65.5 million reduction to income taxes payable that we recorded in the first quarter of 2009 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards. Net payments result when the tax withholding payments we make on behalf of our employees upon the net settlement of their vested restricted stock units exceeds the cash we receive upon the exercise of stock options. Cash provided by financing activities in the three months ended March 31, 2008 of $28.7 million was primarily due to excess tax benefits of $51.1 million from stock-based award activities during the period which represents a portion of the $70.3 million reduction to income taxes payable that we recorded in the first quarter of 2008 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, as well as net payments related to stock-based award activities of $22.4 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At March 31, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $671.4 million through 2012 compared to $1,030.3 million at December 31, 2008.

In addition, we recorded additional long-term taxes payable of $275.4 million in the three months ended March 31, 2009 as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activity. The effective tax rate was 54.2% and 24.7% for the three months ended December 31, 2008 and March 31, 2009, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (SFAS 123R). Under the provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. Further, to the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Effect of Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, which amends and clarifies the initial recognition and measurement, subsequent measurement and accounting, and related disclosures of assets and liabilities arising from contingencies in a business combination under SFAS 141R. This FSP is effective for assets and liabilities arising from contingencies in business combinations for which the acquisition date is on or after December 15, 2008. We adopted this FSP in the first quarter of 2009 and the impact of the adoption on our consolidated financial statements largely depends on the size and nature of the business combinations.

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Note Orderly, which provides additional guidance for estimating fair value in accordance with SFAS 157. This FSP states that a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity is an indication that transactions or quoted prices may not be determinative of fair value because there may be increased instances of transactions that are not orderly in such market conditions. Accordingly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transactions or quoted prices may be necessary to estimate fair value. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which requires disclosures about the fair value of our financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the balance sheets, in the interim reporting periods as well as in the annual reporting periods. In addition, the FSP requires disclosures of the methods and significant assumptions used to estimate the fair value of those financial instruments. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which establishes a new method of recognizing and reporting other-than-temporary impairments of debt securities and requires additional disclosures related to debt and equity securities. This FSP does not change existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for us beginning April 1, 2009. We do not expect the impact of the adoption of this FSP to be material on our consolidated financial statements.

Available Information

Our web site is located at www.google.com, and our investor relations web site is located at http://investor.google.com. The following filings are available through our investor relations web site after we file them with the Securities and Exchange Commission (SEC): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual stockholder’s meetings (for the last two years). We also provide a link to the section of the SEC’s web site at www.sec.gov that has all of our public filings. Our Quarterly Reports, Annual Reports, and Proxy Statements for the last two years are also available for download free of charge on our investor relations web site. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings at www.sec.gov.

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

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies. This exposes us to foreign currency risk. We purchase foreign exchange option contracts to reduce the volatility of cash flows primarily related to forecasted revenue denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. In accordance with SFAS 133, these contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged revenues are recorded or as interest income and other, net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated because the hedged transaction is no longer probable of occurring or related to an ineffective portion of a hedge is recognized as interest income and other, net, immediately.

At December 31, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.9 billion (or approximately $2.6 billion) and $152.0 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.8 billion) and $277.9 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$229.7 million (or approximately $202.2 million) and $21.8 million. These foreign exchange options have maturities of 18 months or less. There were no other foreign exchange contracts designated as cash flow hedges. At March 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.1 billion (or approximately $2.8 billion) and $166.2 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.7 billion) and $210.2 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$261.8 million (or approximately $216.7 million) and $15.3 million. These foreign exchange options have maturities of 18 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $273 million lower at March 31, 2009, and the total amount of expense recorded as interest income and other, net, would have been approximately $47 million higher in the three months ended March 31, 2009. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $789 million higher at March 31, 2009, and the total amount of expense recorded as interest income and other, net, would have been approximately $104 million higher in the three months ended March 31, 2009.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, the British pound and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.6 billion and $2.1 billion at December 31, 2008 and March 31, 2009. The notional principal of foreign exchange contracts to sell U.S. dollars with foreign currencies was $54.2 million and $97.4 million at December 31, 2008 and March 31, 2009. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €630.5 million (or approximately $897.6 million) and €476.7 million (or approximately $634.3 million) at December 31, 2008 and March 31, 2009. The notional principal of foreign exchange contracts to sell Euros for other currencies was €4.0 million (or approximately $5.3 million) at March 31, 2009.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $16 million and $1 million at December 31, 2008 and March 31, 2009. The adverse impact at December 31, 2008 and March 31, 2009 is after consideration of the offsetting effect of approximately $555 million and $546 million from forward exchange contracts in place for the months of December 2008 and March 2009. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds, mortgage-backed securities and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $83 million and $65 million at December 31, 2008 and March 31, 2009.

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

EPA Investigation

In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. We are cooperating with the EPA and have provided documents and other materials. The EPA investigation could result in fines, civil or criminal penalties, or other administrative action.

While we currently believe this matter will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows, we have noted it in accord with Securities and Exchange Commission regulations that call for disclosure of certain environmental proceedings that may result in monetary sanctions of $100,000 or more.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We face significant competition from web search providers, internet advertising companies, online service and content providers, and traditional media companies.

We face significant competition in every aspect of our business. This includes competition from web search providers, internet advertising companies, companies that provide products and services online, and companies that provide online content. Our competitors include companies ranging from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and web sites. Emerging start-ups may be able to innovate and provide products and services faster than we can.

In certain markets outside the U.S., other web search, advertising services, and internet companies have greater brand recognition, more users, and more search traffic than we have. Even in countries where we have a significant user following, we may not be as successful in generating advertising revenue due to slower market development, our inability to provide attractive local advertising services, or other factors. To compete more effectively, we need to better understand our international users and their preferences, improve our brand recognition, enhance our selling efforts internationally, and build stronger relationships with advertisers. If we fail to do so, our global expansion efforts may be more costly and less profitable than we expect.

In addition to competition from internet advertising companies, internet advertising companies such as Google face substantial competition from companies that offer traditional media advertising services. Most large advertisers allocate only a small portion of their overall advertising budgets to internet advertising, and we expect that large advertisers will continue to focus most of their advertising efforts on traditional media. If we fail to convince these companies to spend a portion of their advertising budgets with us, or if our existing advertisers reduce the amount they spend on our programs, our operating results will be harmed.

We expect our revenue growth rate to decline and anticipate downward pressure on our operating margin in the future.

We believe our revenue growth rate will generally decline as a result of a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels, the increasing maturity of the online advertising market and, more recently, the significant global economic crisis. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ web sites compared to revenues generated through ads placed on our own web sites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Toolbar. The margin on revenue we generate from our Google Network members is significantly less than the margin on revenue we generate from advertising on our web sites. Additionally, the margin we earn on revenue generated from our Google Network members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Item 1A and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites and satisfy existing users on our web sites.

•	Our ability to monetize (or generate revenue from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate revenue from services in which we have invested considerable time and resources, such as YouTube and Google Checkout.

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

We generated 97% of our revenues in both 2008 and the first three months of 2009 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments have negatively affected and may continue to affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, may have difficulty paying us, or may delay paying us for previously purchased products and services. This may also require us to increase our bad debt reserve and may affect how we recognize accounts receivables. In addition, if consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our web sites and our Google Network members’ web sites. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search and other services to our Google Network members, which accounted for 31% of our revenues in 2008 and 30% of our revenues in the three months ended March 31, 2009. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

We have experienced rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heighten these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers and Google Network members.

The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers, Google Network members, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. If we fail to maintain and enhance the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results, and financial condition will be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and continue to provide high-quality products and services, which we may not do successfully.

Acquisitions could result in operating difficulties, dilution, and other harmful consequences.

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

Future acquisitions or dispositions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefit of many of our acquisitions may not materialize. For example, we have yet to realize significant revenue benefits from our acquisition of YouTube.

Our international operations are subject to increased risks which could harm our business, operating results, and financial condition.

International revenues accounted for approximately 51% of our total revenues in 2008 and approximately 52% of our total revenues in the first three months of 2009. More than half of our user traffic came from outside the U.S. in the first three months of 2009. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

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

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, such as changes in the law regarding patentable subject matter, can also impact our ability to obtain patent protection for our innovations. In addition, given the costs of obtaining patent protection, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

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

We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future.

Companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we have grown, the intellectual property rights claims against us have increased and may continue to increase. Our products, services and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights.

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

We have also had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe the rights of others. In the U.S. we announced a settlement with the Authors Guild and the Association of American Publishers; however, this class action settlement is subject to approval by the U.S. District Court for the Southern District of New York, and we are subject to additional claims with respect to Google Book Search in other parts of the world. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

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

The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants (PDAs), smart phones and handheld computers and video game consoles, as well as television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality and memory associated with alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. As we have limited experience to date in operating versions of our products and services, including Google Mobile and Android, developed or optimized for users of alternative devices and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors and users to our products and services or if we are slow to develop products and technologies that are more compatible with non-PC devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems could result in interruptions in our services, which could reduce our revenues and profits, and damage our brand.

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

We first derived revenue from our online search business in 1999 and from our advertising services in 2000, and we have only a short operating history with our cost-per-click advertising model, which we launched in 2002 and our cost-per-impression advertising model which we launched in 2005. As a result, we have only a short operating history to aid in assessing our future prospects. Also, we derive nearly all of our revenues from online advertising, which is an immature industry that has undergone rapid and dramatic changes in its short history. We will encounter risks and difficulties as a company operating in a new and rapidly evolving market. We may not be able to successfully address these risks and difficulties, which could materially harm our business and operating results.

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

As we expand our international operations, more of our customers may pay us in foreign currencies. Conducting business in currencies other than U.S. dollars subjects us to fluctuations in currency exchange rates. For instance, if the currency exchange rates were to change unfavorably, the U.S. dollar equivalent of our operating income recorded in foreign currencies would be diminished. Hedging strategies, such as forward contracts, options and foreign exchange swaps that we have implemented or may implement to mitigate this risk may not reduce or completely offset our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our financial results, including the following:

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

•

To the extent we recognize a gain on a hedge transaction in one of our subsidiaries that is subject to a high statutory tax rate, and a loss on the related hedged transaction that is subject to a lower rate, our effective tax rate would be higher.

•	Significant fluctuations in foreign exchange rates could greatly increase our hedging costs.

Payments to certain of our Google Network members have exceeded the related fees we receive from our advertisers.

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At March 31, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $671.4 million through 2012 compared to $1.03 billion at December 31, 2008. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

We rely on outside providers for our worldwide billing, collection, payment processing and payroll. If these outside service providers are not able to fulfill their service obligations, our business and operations could be disrupted, and our operating results could be harmed.

Outside providers perform various functions for us, such as worldwide billing, collection, payment processing and payroll. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, Google Network members and employees. Although we have implemented service level agreements and have established monitoring controls, if we do not successfully manage our service providers or if the service providers do not perform satisfactorily to agreed-upon service levels, our operations could be disrupted resulting in advertiser, partner or employee dissatisfaction. In addition, our business, reputation and operating results could be adversely affected.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, accounting principles or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2009, our founders, executive officers and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of March 31, 2009, our two founders and our CEO, Larry, Sergey and Eric, owned approximately 90% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended March 31, 2009:

	Aggregate Amounts			Weighted Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
January 1-31	47,339	$5,959	$2,032	$279.36	$125.87	$42.91
February 1-28	101,900	12,026	4,638	326.94	118.02	45.52
March 1-31	—	—	—	—	—	—

Total (except weighted average amounts)	149,239	$17,985	$6,670	$311.85	$120.51	$44.69

(1)	The TSO program is generally active during regular trading hours for The Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

‡	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date:	May 6, 2009	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

‡	Furnished herewith.