Form 10-Q
period 2009-06-30
Google Inc.
filed 2009-08-04
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

At July 31, 2009, there were 241,971,977 shares of Google’s Class A common stock outstanding and 74,599,324 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,656,672	$11,911,351
Marketable securities	7,189,099	7,432,655
Accounts receivable, net of allowance of $80,086 and $93,025	2,642,192	2,701,912
Deferred income taxes, net	286,105	575,976
Income taxes receivable, net	—	145,843
Prepaid revenue share, expenses and other assets	1,404,114	1,067,116

Total current assets	20,178,182	23,834,853
Prepaid revenue share, expenses and other assets, non-current	433,846	406,136
Deferred income taxes, net, non-current	—	124,647
Non-marketable equity securities	85,160	93,925
Property and equipment, net	5,233,843	5,005,900
Intangible assets, net	996,690	856,386
Goodwill	4,839,854	4,836,913

Total assets	$31,767,575	$35,158,760

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$178,004	$221,914
Accrued compensation and benefits	811,643	589,862
Accrued expenses and other current liabilities	480,263	411,226
Accrued revenue share	532,547	550,199
Deferred revenue	218,084	227,761
Income taxes payable, net	81,549	—

Total current liabilities	2,302,090	2,000,962
Deferred revenue, non-current	29,818	31,675
Income taxes payable, net, non-current	890,115	1,232,984
Deferred income taxes, net, non-current	12,515	—
Other long-term liabilities	294,175	298,283
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 315,114 (Class A 240,073, Class B 75,041) and par value of $315 (Class A $240, Class B $75) and 316,422 (Class A 241,785, Class B 74,637) and par value of $316 (Class A $242, Class B $74) shares issued and outstanding, excluding 26 and 2 Class A shares subject to repurchase at December 31, 2008 and June 30, 2009	315	316
Additional paid-in capital	14,450,338	15,044,103
Accumulated other comprehensive income	226,579	81,434
Retained earnings	13,561,630	16,469,003

Total stockholders’ equity	28,238,862	31,594,856

Total liabilities and stockholders’ equity	$31,767,575	$35,158,760

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Revenues	$5,367,212	$5,522,897	$10,553,255	$11,031,887
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $9,363, $13,592, $18,511 and $26,129)	2,147,575	2,107,971	4,258,111	4,209,475
Research and development (including stock-based compensation expense of $187,281, $182,209, $381,081 and $350,770)	682,210	707,626	1,355,279	1,349,269
Sales and marketing (including stock-based compensation expense of $42,593, $57,294, $85,169 and $116,320)	484,552	469,039	931,450	902,980
General and administrative (including stock-based compensation expense of $33,539, $39,975, $68,794 and $77,334)	474,910	364,367	884,215	812,678

Total costs and expenses	3,789,247	3,649,003	7,429,055	7,274,402

Income from operations	1,577,965	1,873,894	3,124,200	3,757,485
Interest and other income (expense), net	57,923	(17,718)	225,266	(11,508)

Income before income taxes	1,635,888	1,856,176	3,349,466	3,745,977
Provision for income taxes	388,497	371,631	794,989	838,604

Net income	$1,247,391	$1,484,545	$2,554,477	$2,907,373

Net income per share of Class A and Class B common stock:
Basic	$3.97	$4.70	$8.15	$9.21

Diluted	$3.92	$4.66	$8.04	$9.15

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Six Months Ended June 30,
	2008	2009
	(unaudited)
Operating activities
Net income	$2,554,477	$2,907,373
Adjustments:
Depreciation and amortization of property and equipment	589,280	632,111
Amortization of intangibles and other	138,851	148,068
Stock-based compensation expense	553,555	570,553
Excess tax benefits from stock-based award activities	(94,979)	(36,359)
Deferred income taxes	(105,890)	(114,431)
Other, net	(24,658)	(23,087)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(296,376)	(41,728)
Income taxes, net	528,359	(63,518)
Prepaid revenue share, expenses and other assets	(182,803)	87,795
Accounts payable	39,237	41,815
Accrued expenses and other liabilities	(147,251)	(281,167)
Accrued revenue share	(16,450)	19,123
Deferred revenue	10,248	12,136

Net cash provided by operating activities	3,545,600	3,858,684

Investing activities
Purchases of property and equipment	(1,539,114)	(402,192)
Purchases of marketable securities	(4,921,310)	(10,635,567)
Maturities and sales of marketable securities	7,416,559	10,435,309
Investments in non-marketable equity securities	(9,492)	(28,431)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(3,312,270)	(5,093)

Net cash used in investing activities	(2,365,627)	(635,974)

Financing activities
Net proceeds (payments) related to stock-based award activities	(22,746)	9,995
Excess tax benefits from stock-based award activities	94,979	36,359

Net cash provided by financing activities	72,233	46,354

Effect of exchange rate changes on cash and cash equivalents	29,737	(14,385)

Net increase in cash and cash equivalents	1,281,943	3,254,679
Cash and cash equivalents at beginning of year	6,081,593	8,656,672

Cash and cash equivalents at end of period	$7,363,536	$11,911,351

Supplemental disclosure of cash flow information
Cash paid for income taxes	$378,550	$1,013,431

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of June 30, 2009, the Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2009, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2008 and 2009 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2009, our results of operations for the three and six months ended June 30, 2008 and 2009, and our cash flows for the six months ended June 30, 2008 and 2009. The results of operations for the three and six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our 2008 Annual Report on Form 10-K filed on February 13, 2009.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to accounts receivable and sales allowances, fair values of financial instruments, fair values of prepaid revenue share, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities.

Subsequent Events

We evaluated subsequent events through August 4, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

Effect of Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events (SFAS 165), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 in the second quarter of 2009 and the adoption did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (SFAS 167), which changes the consolidation rules as they relate to variable interest entities. Specifically, SFAS 167 makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. SFAS 167 will be effective for us beginning in the first quarter of 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2008		2009		2008		2009
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$947,389	$300,002	$1,133,204	$351,341	$1,935,792	$618,685	$2,217,731	$689,642
Denominator:
Weighted-average common shares outstanding	238,481	75,481	241,143	74,763	237,748	75,935	240,731	74,856
Less: Weighted average unvested common shares subject to repurchase or cancellation	(138)	(7)	(5)	—	(197)	(13)	(11)	—

Number of shares used in per share computation	238,343	75,474	241,138	74,763	237,551	75,922	240,720	74,856

Basic net income per share	$3.97	$3.97	$4.70	$4.70	$8.15	$8.15	$9.21	$9.21

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$947,389	$300,002	$1,133,204	$351,341	$1,935,792	$618,685	$2,217,731	$689,642
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	300,002	—	351,341	—	618,685	—	689,642	—
Reallocation of undistributed earnings to Class B shares	—	(2,889)	—	(2,571)	—	(5,738)	—	(4,245)

Allocation of undistributed earnings	$1,247,391	$297,113	$1,484,545	$348,770	$2,554,477	$612,947	$2,907,373	$685,397
Denominator:
Number of shares used in basic computation	238,343	75,474	241,138	74,763	237,551	75,922	240,720	74,856
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	75,474	—	74,763	—	75,922	—	74,856	—
Unvested common shares subject to repurchase or cancellation	145	7	5	—	210	13	11	—
Employee stock options including warrants issued under TSO program (see Note 11)	3,269	268	2,116	72	3,256	299	1,941	82
Restricted shares and restricted stock units	792	—	514	—	769	—	350	—

Number of shares used in per share computation	318,023	75,749	318,536	74,835	317,708	76,234	317,878	74,938

Diluted net income per share	$3.92	$3.92	$4.66	$4.66	$8.04	$8.04	$9.15	$9.15

The net income per share amounts were the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
Cash and cash equivalents:
Cash	$3,330,658	$3,564,341
Cash equivalents:
U.S. government agencies	—	399,960
Municipal securities	14,250	—
Time deposits	3,015,557	4,034,294
Money market mutual funds	2,296,207	3,912,756

Total cash and cash equivalents	8,656,672	11,911,351

Marketable securities:
U.S. government agencies	3,342,406	3,273,384
Municipal securities	2,721,603	1,996,831
Money market mutual funds	73,034	34,636
Corporate debt securities	907,056	1,664,601
Agency residential mortgage-backed securities	—	252,232
Commercial mortgage-backed securities	—	48,324
Marketable equity security	145,000	162,647

Total marketable securities	7,189,099	7,432,655

Total cash, cash equivalents and marketable securities	$15,845,771	$19,344,006

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$3,324,750	$17,747	$(91)	$3,342,406
Municipal securities	2,690,270	34,685	(3,352)	2,721,603
Money market mutual funds	73,034	—	—	73,034
Corporate debt securities	903,963	3,265	(172)	907,056
Marketable equity security	145,000	—	—	145,000

Total	$7,137,017	$55,697	$(3,615)	$7,189,099

	As of June 30, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government agencies	$3,264,275	$9,109	$—	$3,273,384
Municipal securities	1,971,519	25,851	(539)	1,996,831
Money market mutual funds	34,636	—	—	34,636
Corporate debt securities	1,660,538	4,687	(624)	1,664,601
Agency residential mortgage-backed securities	252,974	376	(1,118)	252,232
Commercial mortgage-backed securities	47,898	426	—	48,324
Marketable equity security	145,000	17,647	—	162,647

Total	$7,376,840	$58,096	$(2,281)	$7,432,655

Time deposits were held by institutions outside the U.S. at December 31, 2008 and June 30, 2009. Gross unrealized gains and losses on cash equivalents were not material at December 31, 2008 and June 30, 2009.

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

We recognized gross realized gains of $8.1 million and $19.6 million on the sale of our marketable securities for the three months ended June 30, 2008 and 2009. We recognized gross realized gains of $58.9 million and $53.9 million for the six months ended June 30, 2008 and 2009. Gross realized losses were not material in all periods presented. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income (expense), net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding the marketable equity security, designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

As of June 30, 2009
(unaudited)
Due within 1 year	$1,766,119
Due within 1 year through 5 years	3,616,321
Due within 5 years through 10 years	669,002
Due after 10 years	1,218,566

Total	$7,270,008

In accordance with FASB Staff Position (FSP) FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends the recognition guidance for other-than-temporary impairments (OTTI) of debt securities and expands the financial statement disclosure for OTTI on debt and equity securities, the following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2008 and June 30, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2008
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government agencies	$183,054	$(91)	$183,054	$(91)
Municipal securities	274,042	(3,352)	274,042	(3,352)
Corporate debt securities	199,828	(172)	199,828	(172)

Total	$656,924	$(3,615)	$656,924	$(3,615)

	As of June 30, 2009
	Less than 12 Months		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Municipal securities	$236,590	$(539)	$236,590	$(539)
Corporate debt securities	325,544	(624)	325,544	(624)
Agency residential mortgage-backed securities	151,614	(1,118)	151,614	(1,118)

Total	$713,748	$(2,281)	$713,748	$(2,281)

As of December 31, 2008 and June 30, 2009, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At June 30, 2009, we held $193.7 million of auction rate securities (ARS). The assets underlying these 35 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $49.9 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at June 30, 2009, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted average interest rate of 5.2% per annum, which is based on the forward swap curve at the end of June 2009 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 2,000 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and additionally adjusted for a liquidity discount of up to 400 basis points to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market.

At June 30, 2009, the estimated fair values of these ARS were $26.8 million ($15.9 million, net of tax effect) less than their costs. Based on FSP SFAS 115-2, as we have no intent to sell and it is more-likely-than-not that we will not be required to sell these ARS prior to recovery, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at June 30, 2009.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, they have been classified as non-current assets on the accompanying Consolidated Balance Sheet at June 30, 2009.

Liquidation of Investment in Non-Marketable Equity Security

We recognized a gain of $9.0 million on the sale of our equity investment in America Online, Inc. to Time Warner Inc. for $283.0 million. We received the related cash proceeds in July 2009.

Note 4. Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our program is not designated for trading or speculative purposes.

In accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), we recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. Changes in the fair value (i.e., gains or losses) of the derivatives are recorded in the accompanying Consolidated Statements of Income as interest and other income (expense), net, as part of revenues, or to accumulated other comprehensive income (AOCI) on the accompanying Consolidated Balance Sheets.

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. Any gain on the effective portion of a cash flow hedge is initially reported as a component of AOCI and subsequently reclassified to revenues when the hedged revenues are recorded or as interest and other income (expense), net, if the hedged transaction becomes probable of not occurring.

At June 30, 2009, the effective portion of our cash flow hedges before tax effect was $50.0 million, all of which is expected to be reclassified from AOCI to revenues within the next 12 months.

Any gain after a hedge is de-designated because the hedged transaction is no longer probable of occurring or related to an ineffective portion of a hedge is recognized in interest and other income (expense), net, immediately. Further, the change in the time value of the options is excluded from our assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset. Thereafter, any change to this time value is included in interest and other income (expense), net.

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €1.9 billion (or approximately $2.6 billion) and €2.2 billion (or approximately $2.8 billion) at December 31, 2008 and June 30, 2009; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.1 billion (or approximately $1.8 billion) and £1.1 billion (or approximately $1.6 billion) at December 31, 2008 and June 30, 2009; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$229.7 million (or approximately $202.2 million) and C$276.2 million (or approximately $228.3 million) at December 31, 2008 and June 30, 2009. These foreign exchange options have maturities of 18 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Other Derivatives

Other derivatives not designated as hedging instruments under SFAS 133 consist of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. Gains and losses on these contracts as well as the related costs are included in interest and other income (expense), net, along with the gains and losses of the related hedged items. Costs incurred related to these contracts during the three and six months ended June 30, 2008 and 2009 were not material. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.6 billion and $2.1 billion at December 31, 2008 and June 30, 2009. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $54.2 million and $158.9 million at December 31, 2008 and June 30, 2009. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €630.5 million (or approximately $897.6 million) and €477.2 million (or approximately $671.4 million) at December 31, 2008 and June 30, 2009. The notional principal of foreign exchange contracts to sell Euros for other currencies was €1.5 million (or approximately $2.2 million) at June 30, 2009.

Effective January 1, 2009, we adopted the disclosure requirements of SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities—an Amendment of FASB Statement No. 133 (SFAS 161). At December 31, 2008 and June 30, 2009, the fair values of our outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of December 31, 2008	As of June 30, 2009
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$451,723	$121,600
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	13,270	324

Total		$464,993	$121,924

Derivative Liabilities
Derivatives not designated as hedging instruments under SFAS 133:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$877	$204

Total		$877	$204

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three and six months ended June 30, 2008 and 2009 is summarized below (in thousands):

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivative Before Tax Effect (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Foreign exchange option contracts	$5,160	$(164,402)	$5,312	$(26,452)

Total	$5,160	$(164,402)	$5,312	$(26,452)

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2008	2009	2008	2009
		(unaudited)
Foreign exchange option contracts	Revenue	$4,760	$123,701	$4,855	$277,786

Total		$4,760	$123,701	$4,855	$277,786

Derivatives in SFAS 133 Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) from AOCI into Income (Effective Portion) [1]
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2008	2009	2008	2009
		(unaudited)
Foreign exchange option contracts	Interest and other income (expense), net	$(27,011)	$(92,817)	$(28,639)	$(192,796)

Total		$(27,011)	$(92,817)	$(28,639)	$(192,796)

[1]

Amount of gains (losses) recognized in income on derivatives includes losses of $27.4 million and $29.0 million related to the amount excluded from the assessment of hedge effectiveness in the three and six months ended June 30, 2008, and $91.8 million and $192.4 million in the three and six months ended June 30, 2009. Gains (losses) related to the ineffectiveness portion of the hedges were not material in all periods presented.

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2008 and 2009 is summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments under SFAS 133	Gains (Losses) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2008	2009	2008	2009
		(unaudited)
Foreign exchange forward contracts	Interest and other income (expense), net	$13,657	$(146,003)	$(85,943)	$(33,386)

Total		$13,657	$(146,003)	$(85,943)	$(33,386)

Note 5. Fair Value Measurements

In accordance with SFAS No. 157, Fair Value Measurement (SFAS 157), we measure our cash equivalents, marketable securities, ARS and foreign currency derivative contracts at fair value. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are directly or indirectly observable in the marketplace.

Level 3—Unobservable inputs which are supported by little or no market activities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Our cash equivalents and marketable securities are classified within Level 1 or Level 2. This is because our cash equivalents and marketable securities are valued using quoted market prices or alternative pricing sources and models utilizing market observable inputs. Our investments in ARS are classified within Level 3 because they are valued using valuation techniques (see Note 3). Some of the inputs to these models are unobservable in the market and are significant. Our foreign currency derivative contracts are classified within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair value measurement at reporting date using
Description	As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Municipal securities	$14,250	$—	$14,250	$—
Time deposits	3,015,557	—	3,015,557	—
Money market mutual funds	2,296,207	2,296,207	—	—
Marketable securities:
U.S. government agencies	3,342,406	—	3,342,406	—
Municipal securities	2,721,603	—	2,721,603	—
Money market mutual funds	73,034	—	73,034	—
Corporate debt securities	907,056	—	907,056	—
Marketable equity security	145,000	145,000	—	—
Foreign currency derivative contracts	464,993	—	464,993	—
Auction rate securities	197,361	—	—	197,361

Total	$13,177,467	$2,441,207	$10,538,899	$197,361

Liabilities
Foreign currency derivative contracts	$877	$—	$877	$—

Total	$877	$—	$877	$—

		Fair value measurement at reporting date using
Description	As of June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
U.S. government agencies	$399,960	$—	$399,960	$—
Time deposits	4,034,294	—	4,034,294	—
Money market mutual funds	3,912,756	3,912,756	—	—
Marketable securities:
U.S. government agencies	3,273,384	—	3,273,384	—
Municipal securities	1,996,831	—	1,996,831	—
Money market mutual funds	34,636	—	34,636	—
Corporate debt securities	1,664,601	—	1,664,601	—
Agency residential mortgage-backed securities	252,232	—	252,232	—
Commercial mortgage-backed securities	48,324	—	48,324	—
Marketable equity security	162,647	162,647	—	—
Foreign currency derivative contracts	121,924	—	121,924	—
Auction rate securities	193,725	—	—	193,725

Total	$16,095,314	$4,075,403	$11,826,186	$193,725

Liabilities
Foreign currency derivative contracts	$204	$—	$204	$—

Total	$204	$—	$204	$—

The following tables present reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) as defined in SFAS 157 for the six months ended June 30, 2008 and 2009 (in thousands):

Level 3
(unaudited)
Balance at December 31, 2007	$—
Transfers to Level 3	311,225
Change in unrealized loss included in other comprehensive income	(18,853)
Net settlements	(50,531)

Balance at June 30, 2008	$241,841

Level 3
(unaudited)
Balance at December 31, 2008	$197,361
Change in unrealized loss included in other comprehensive income	8,687
Net settlements	(12,323)

Balance at June 30, 2009	$193,725

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
Information technology assets	$3,573,499	$3,840,838
Construction in progress	1,643,136	1,502,081
Land and buildings	1,725,336	1,898,468
Leasehold improvements	572,908	600,302
Furniture and fixtures	61,462	63,839

Total	7,576,341	7,905,528
Less accumulated depreciation and amortization	2,342,498	2,899,628

Property and equipment, net	$5,233,843	$5,005,900

Note 7. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2009 were as follows (in thousands, unaudited):

Balance as of December 31, 2008	$4,839,854
Goodwill adjustment	(2,941)

Balance as of June 30, 2009	$4,836,913

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$551,332	$297,428	$253,904
Customer relationships	800,113	153,516	646,597
Tradenames and other	209,492	113,303	96,189

Total	$1,560,937	$564,247	$996,690

	As of June 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$539,952	$338,325	$201,627
Customer relationships	774,713	197,881	576,832
Tradenames and other	206,207	128,280	77,927

Total	$1,520,872	$664,486	$856,386

Amortization expense of acquisition-related intangible assets for the three and six months ended June 30, 2008 was $80.0 million and $135.0 million and for the three and six months ended June 30, 2009 was $64.5 million and $142.7 million. As of June 30, 2009, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in thousands, unaudited):

Remainder of 2009	$120,990
2010	218,891
2011	170,495
2012	132,046
2013	105,817
2014	95,852
Thereafter	12,295

$856,386

Note 8. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Interest income	$88,086	$50,017	$210,089	$116,109
Realized gains on marketable securities, net	7,252	18,382	53,823	50,146
Foreign exchange losses, net	(42,733)	(83,701)	(41,007)	(174,621)
Other	5,318	(2,416)	2,361	(3,142)

Interest and other income (expense), net	$57,923	$(17,718)	$225,266	$(11,508)

Note 9. Comprehensive Income

The changes in the components of other comprehensive income, net of taxes, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Net income	$1,247,391	$1,484,545	$2,554,477	$2,907,373
Change in unrealized gains (losses) on marketable securities, net of taxes(1)	(23,283)	(2,452)	(33,091)	7,212
Change in cumulative translation adjustment	8,648	85,779	38,434	27,940
Change in unrealized gains on cash flow hedges, net of taxes(2)	400	(170,713)	465	(180,297)

Comprehensive income	$1,233,156	$1,397,159	$2,560,285	$2,762,228

(1)

Change in unrealized gains (losses) on marketable securities is recorded net of taxes of $16.2 million and $1.7 million for the three months ended June 30, 2008 and 2009, and $23.0 million and $5.0 million for the six months ended June 30, 2008 and 2009.

(2)

Change in unrealized gains on cash flow hedges is recorded net of taxes of $0.3 million and $118.6 million for the three months ended June 30, 2008 and 2009, and $0.3 million and $125.3 million for the six months ended June 30, 2008 and 2009.

The components of accumulated other comprehensive income, net of taxes, were as follows (in thousands):

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
Unrealized net gains on marketable securities, net of taxes	$9,995	$17,207
Cumulative translation adjustment	6,677	34,617
Unrealized gains on cash flow hedges, net of taxes	209,907	29,610

Accumulated other comprehensive income	$226,579	$81,434

Note 10. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. We currently have three cases pending at the European Court of Justice, which will address questions regarding whether advertisers and search engines can be held liable for use of trademarked terms in keyword advertising. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, and Taiwan.

We have also had copyright claims filed against us alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe the rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenues for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, our business could be harmed in the event of an adverse result in any of these claims.

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Google Web Search, Google AdWords, Google AdSense, Google Talk, and Google Chrome, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation results, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenues for us or otherwise harm our business.

We are also a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), labor and employment claims and threatened claims, breach of contract claims, tax, and other matters.

Although the results of litigation and claims cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

We currently believe this matter will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

Note 11. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted (excluding options granted in connection with the Exchange, see below) in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Risk-free interest rate	3.0%	2.4%	2.9%	2.1%
Expected volatility	36%	38%	35%	40%
Expected life (in years)	5.3	6.2	5.3	5.7
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$197.26	$161.84	$235.51	$130.13

The following table summarizes the activities for our options for the six months ended June 30, 2009:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2008	13,971,438	$391.40
Options granted (2)	8,164,343	$308.78
Exercised (3)	(853,262)	$120.27
Canceled/forfeited (2)	(8,161,007)	$514.24

Balance at June 30, 2009	13,121,512	$281.55	6.7	$1,878.0

Vested and exercisable as of June 30, 2009	4,482,824	$220.80	5.7	$912.9
Vested and exercisable as of June 30, 2009 and expected to vest thereafter (4)	12,333,395	$279.76	6.7	$1,787.6

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $421.59 of our Class A common stock on June 30, 2009.
(2)	The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Exchange (see below).
(3)	Includes options vested during the period that were early exercised.
(4)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and exercisable and vested stock options at June 30, 2009:

	Options Outstanding					Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Total Number of Shares	Unvested Options Granted and Exercised Subsequent to March 21, 2002	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
	(unaudited)
$ 0.30–$94.80	818,895	1,723	817,172	4.3	$22.09	773,015	$20.65	705,649	$21.87
$117.84–$198.41	1,405,330	—	1,405,330	3.8	$177.08	1,402,418	$177.05	1,400,310	$176.47
$205.96–$298.91	1,260,246	—	1,260,246	4.7	$274.89	1,212,682	$274.34	1,210,941	$273.76
$300.97–$399.00	9,110,469	—	9,110,469	7.8	$310.13	1,052,078	$315.53	986,446	$312.04
$401.78–$499.07	208,708	—	208,708	3.2	$439.39	168,351	$439.60	82,281	$434.81
$500.00–$594.05	312,898	—	312,898	4.5	$532.95	196,705	$527.91	94,613	$535.51
$615.95–$699.35	4,692	—	4,692	5.0	$644.34	3,065	$640.83	2,360	$640.83
$707.00–$732.94	274	—	274	2.6	$726.49	224	$729.98	224	$729.05

$ 0.30–$732.94	13,121,512	1,723	13,119,789	6.7	$281.55	4,808,538	$230.61	4,482,824	$220.80

Options outstanding at June 30, 2009 in the above tables include 1,723 options granted and exercised subsequent to March 21, 2002 that were unvested at June 30, 2009, in accordance with Emerging Issues Task Force Issue No. 00-23, Issues Related to Accounting for Stock Compensation Under APB Opinion No. 25 and FASB Interpretation No. 44. However, the computation of the weighted-average exercise prices, weighted-average remaining contractual term and aggregate intrinsic value does not consider these unvested shares. Further, the above tables include 1.5 million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program.

The total grant date fair value of stock options vested during the three and six months ended June 30, 2009 was $30.3 million and $142.6 million. The total grant date fair value of stock options vested during the three and six months ended June 30, 2008 was $159.0 million and $320.0 million. The aggregate intrinsic value of all options and warrants exercised during the three and six months ended June 30, 2009 was $104.4 million and $211.3 million. The aggregate intrinsic value of all options exercised during the three and six months ended June 30, 2008 was $131.5 million and $359.8 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the six months ended June 30, 2009, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 324,768 at a total value of $46.6 million, or an average of $143.55 per share, including an average premium of $38.26 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At June 30, 2009, the number of options eligible for participation under the TSO program was approximately 10 million.

In March 2009, we completed an offer to exchange certain employee stock options issued under Google’s 2004 Stock Plan (the Exchange). Certain previously granted options were exchanged for new options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of Google’s Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of Google’s Class A common stock as reported by The Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which is being recognized over the vesting periods of the new options. These vesting periods range from six months to five years. We recorded approximately $42 million and $53 million of the modification charge in the three and six months ended June 30, 2009.

As of June 30, 2009, there was $1,205.9 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted average period of 3.4 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units and restricted shares for the six months ended June 30, 2009:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2008	3,268,089	$514.56
Granted	786,761	$359.26
Vested	(693,305)	$486.91
Forfeited	(223,973)	$470.22

Unvested at June 30, 2009	3,137,572	$485.21

Expected to vest after June 30, 2009 (1)	2,843,268	$485.21

(1)	Restricted stock units and restricted shares expected to vest reflect an estimated forfeiture rate.

As of June 30, 2009, there was $1,215.3 million of unrecognized compensation cost related to employee unvested restricted stock units and restricted shares. This amount is expected to be recognized over a weighted average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 12. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48) clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes (SFAS 109), and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Our total unrecognized tax benefits as of December 31, 2008 and June 30, 2009 were $721.1 million and $1,048.3 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $561.3 million and $715.5 million as of December 31, 2008 and June 30, 2009. The increase in our unrecognized tax benefits during the six months ended June 30, 2009 was primarily related to uncertain tax positions relating to our international structure.

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

Revenues by geography are based on the billing addresses of our advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Revenues:
United States	$2,567,024	$2,609,129	$5,102,498	$5,236,190
United Kingdom	773,958	715,000	1,576,931	1,448,408
Rest of the world	2,026,230	2,198,768	3,873,826	4,347,289

Total revenues	$5,367,212	$5,522,897	$10,553,255	$11,031,887

	As of December 31, 2008	As of June 30, 2009
		(unaudited)
Long-lived assets:
United States	$9,782,825	$9,482,048
International	1,806,568	1,841,859

Total long-lived assets	$11,589,393	$11,323,907

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements include, among other things, statements concerning our expectations:

•	regarding the growth and growth rate of our operations, business, revenues, or operating margins;

•	that seasonal fluctuations in internet usage and traditional retail seasonality are likely to affect our business;

•	that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites;

•	regarding our future stock-based compensation charges;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	that we will continue to take steps to improve the relevance of the ads we deliver;

•	that we may continue to take steps to reduce the number of accidental clicks;

•	that we will continue to make investments and acquisitions;

•	that our cost of revenues and traffic acquisition costs may increase in dollars and as a percentage of revenues;

•	that our research and development and sales and marketing expenses may increase in dollars and as a percentage of revenues;

•	regarding the increase of costs related to hedging activities under our foreign exchange risk management program;

•	regarding fluctuations in paid clicks and cost-per-click;

•	regarding the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations;

•	regarding fluctuations in our effective tax rate;

•	regarding fluctuations in our capital expenditures;

•	regarding continued investments in international markets;

•	regarding the impact on our business, consolidated financial position, results of operations, or cash flows of the EPA’s investigation;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this report, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

The following discussion and analysis of our financial condition and results of operations should be read together with our Consolidated Financial Statements and related notes included elsewhere in this Quarterly Report on Form 10-Q.

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

•

Advertisers. We provide advertisers with cost-effective ways to deliver online ads, as well as offline ads on television, to customers across Google sites and through the Google Network, which is the network of online and offline third parties that use our advertising programs to deliver relevant ads with their search results and content.

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

How We Generate Revenues

Advertising revenues made up 97% of our revenues for the three and six months ended June 30, 2008 and 2009. We derive most of our additional revenues from offering internet ad serving and management services to advertisers and ad agencies and the license of our enterprise products, search solutions, and web search technology.

Google AdWords is our automated online program that enables advertisers to place targeted text-based and display ads on our web sites and our Google Network members’ web sites. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our web sites and our Google Network members’ web sites as specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the ads that appears next to the search results on our web sites or next to the search results or content on our Google Network members’ web sites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on our web sites or the Google Network members’ web sites. Our AdWords agreements are generally terminable at any time by our advertisers.

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

AdSense for content is our online service for distributing ads from our advertisers that are relevant to content on our Google Network members’ web sites. Under this program, we use automated technology to analyze the meaning of the content on the web page and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content), themed units (which are regular text ads with graphic treatments that change seasonally and by geography), and gadget ads (which are customized “mini-sites” that run as ads on AdSense publisher web sites).

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

Google TV Ads enables advertisers, operators, and programmers to buy, schedule, deliver and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on television.

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

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity, and quality of our search results and the relevance and quality of ads displayed with each search results page.

•

The number of searches initiated at our web sites and our Google Network members’ web sites and the underlying purpose of these searches (for instance, whether they are for academic research, to find a news article, or to find a product or service).

•	The number and prominence of ads displayed on our web sites and our Google Network members’ web sites.

•	The number of visits to, and the content of, our Google Network members’ web sites and certain of our web sites and the relevance and quality of the ads we display next to this content.

•	The advertisers’ return on investment from advertising campaigns on our web sites or our Google Network members’ web sites compared to other forms of advertising.

•	The total advertising spending budgets of each advertiser.

•	The number of advertisers and the breadth of items advertised.

•	The amount we ultimately pay our Google Network members, distribution partners, and our content providers for traffic, access points, and content compared to the amount of revenue we generate.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels and increasing maturity of the online advertising market in certain countries. In addition, the continuing weak economic conditions have adversely impacted our revenue growth rate and may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, including the amount they are willing to pay for each click or impression, which could negatively affect the growth rate of our revenues.

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

The operating margin we realize on revenues generated from ads placed on our Google Network members’ web sites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our web sites because most of the advertiser fees from ads served on Google Network members’ web sites are shared with our Google Network members. For the past five years, growth in advertising revenues from our web sites has generally exceeded that from our Google Network members’ web sites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our web sites compared to the rate of growth in revenues from our Google Network members’ web sites may vary over time.

We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have generally experienced and expect to continue to experience growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members, and content providers, and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. Our full-time employee headcount was 19,604 at June 30, 2008 and 19,786 at June 30, 2009. We have recently made efforts to improve the discipline of our hiring process and to focus on better managing our expense growth. However, we expect to continue to invest in our business, and this may cause our operating margins to decrease.

We expect our cost of revenues to increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs and credit card and other transaction fees, as well as content acquisition costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our web sites and our Google Network members’ web sites, particularly with those members to whom we have guaranteed minimum revenue share payments.

Our international revenues have grown as a percentage of our total revenues from 52% in the three months ended June 30, 2008 to 53% in the three months ended June 30, 2009. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, and our continued progress in developing localized versions of our products in these international markets. The increase in the proportion of international revenues derived from international markets increases our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in the second quarter of 2009, the general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) as compared to the second quarter of 2008 had an unfavorable impact on our revenues. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, this program will not fully offset the effect of fluctuations on our revenues and earnings.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.0	38.2	40.4	38.2
Research and development	12.7	12.8	12.8	12.2
Sales and marketing	9.0	8.5	8.8	8.2
General and administrative	8.9	6.6	8.4	7.3

Total costs and expenses	70.6	66.1	70.4	65.9

Income from operations	29.4	33.9	29.6	34.1
Interest and other income (expense), net	1.1	(0.3)	2.1	(0.1)

Income before income taxes	30.5	33.6	31.7	34.0
Provision for income taxes	7.3	6.7	7.5	7.6

Net income	23.2%	26.9%	24.2%	26.4%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Advertising revenues:
Google web sites	$3,530.1	$3,652.6	$6,930.6	$7,345.5
Google Network web sites	1,655.3	1,683.5	3,341.4	3,321.5

Total advertising revenues	5,185.4	5,336.1	10,272.0	10,667.0
Licensing and other revenues	181.8	186.8	281.3	364.9

Revenues	$5,367.2	$5,522.9	$10,553.3	$11,031.9

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Advertising revenues:
Google web sites	66%	66%	66%	67%
Google Network web sites	31	31	31	30

Total advertising revenues	97	97	97	97
Google web sites as % of advertising revenues	68	68	67	69
Google Network web sites as % of advertising revenues	32	32	33	31
Licensing and other revenues	3%	3%	3%	3%

The growth in our advertising revenues from the three months ended June 30, 2008 to the three months ended June 30, 2009, and from the six months ended June 30, 2008 to the six months ended June 30, 2009 resulted from an increase in the number of paid clicks generated through our advertising programs as well as hedging gains recognized from our foreign currency risk management program, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements, and the continued global expansion of our products, our advertiser base, and our user base. The decrease in the average cost-per-click paid by our advertisers was primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro), as well as changes in geographical mix due to traffic growth in emerging markets compared to more mature markets. In addition, the decrease in the average cost-per-click was due to how we believe advertisers managed their advertising costs in response to continuing weak economic conditions. Specifically, we believe that as a result of the general economic downturn, advertisers, in aggregate, have lowered their bids for keywords in response to a decrease in the sales they are able to make per paid click.

From the three months ended June 30, 2008 to the three months ended June 30, 2009, advertising revenue growth for Google web sites and Google Network members’ sites resulted primarily from an increase in aggregate traffic, certain monetization improvements, and the continued global expansion of our products, our advertiser base and our user base. From the six months ended June 30, 2008 to the six months ended June 30, 2009, advertising revenue growth for Google web sites resulted primarily from an increase in aggregate traffic, certain monetization improvements, and the continued global expansion of our products, our advertiser base and our user base. From the six months ended June 30, 2008 to the six months ended June 30, 2009, revenues generated from Google Network members’ sites were relatively unchanged.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ web sites they visit. These improvements have included, for instance, continued enhancements to the web search results page, a reduction in minimum cost-per-click to show more good quality ads, a change to the formula used to determine which ads appear at the top of our search results pages, and a change to the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks. In addition, these improvements have included certain changes to further enhance the accuracy of our quality scoring, which is our measurement of an ad’s click-through rate and other relevancy factors.

Aggregate paid clicks on Google web sites and our Google Network members’ web sites increased 15% from the three months ended June 30, 2008 to the three months ended June 30, 2009 and 16% from the six months ended June 30, 2008 to the six months ended June 30, 2009 and decreased 2% from the three months ended March 31, 2009 to the three months ended June 30, 2009. Average cost-per-click on Google web sites and our Google Network members’ web sites decreased 13% from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 and increased 5% from the three months ended March 31, 2009 to the three months ended June 30, 2009. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated or may in the future fluctuate because of various factors including the revenue growth rates on our web sites compared to those of our Google Network members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and the recent economic downturn. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers are set forth below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
United States	48%	47%	48%	48%
United Kingdom	14%	13%	15%	13%
Rest of the world	38%	40%	37%	39%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for these international markets, as well as hedging gains recognized under our foreign exchange risk management program, partially offset by the effect of the general economic downturn and a general strengthening of the U.S dollar compared to foreign currencies (primarily the Euro). The decrease in revenues from the United Kingdom as a percentage of consolidated revenues from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009 resulted largely from the effect of the general economic downturn and a general strengthening of the U.S. dollar compared to the British pound, partially offset by hedging gains recognized to revenues under our foreign exchange risk management program during these periods.

The general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) from the three months ended June 30, 2008 to the three months ended June 30, 2009 had an unfavorable impact on our international revenues (international revenues increased $113.6 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $497 million, or 9.0%, higher in the three months ended June 30, 2009. This is before consideration of hedging gains recognized to revenues of $123.7 million and $4.8 million in the three months ended June 30, 2009 and June 30, 2008.

The general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) from the six months ended June 30, 2008 to the six months ended June 30, 2009 had an unfavorable impact on our international revenues (international revenues increased $344.9 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $926 million, or 8.4%, higher in the six months ended June 30, 2009. This is before consideration of hedging gains recognized to revenues of $277.8 million and $4.9 million in the six months ended June 30, 2009 and June 30, 2008.

Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in the remainder of 2009 or thereafter. See Note 13 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about geographic areas.

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

In addition, certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. The fees are non-refundable. Further, the arrangements are terminable at will, although under the terms of certain contracts, we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these arrangements over the estimated useful lives of the access points (two years) to the extent we can reasonably estimate those lives and they are longer than one year, or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenues.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Cost of revenues	$2,147.6	$2,108.0	$4,258.1	$4,209.5
Cost of revenues as a percentage of revenues	40.0%	38.2%	40.4%	38.2%

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$1,319.5	$1,235.3	$2,662.7	$2,464.4
Traffic acquisition costs related to distribution arrangements	154.5	218.0	297.7	424.9

Traffic acquisition costs	$1,474.0	$1,453.3	$2,960.4	$2,889.3

Traffic acquisition costs as a percentage of advertising revenues	28.4%	27.2%	28.8%	27.1%

Cost of revenues decreased $39.6 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. Over the same period there was a decrease in traffic acquisition costs of $20.7 million primarily as a result of more revenues realized from Google Network members to whom we pay lower revenue share and less revenues realized from those members to whom we pay more revenue share, partially offset by more traffic acquisition costs recognized due to more distribution fees paid and more traffic directed to our web sites under our distribution agreements. In addition, there was also a decrease in the amortization of intangible assets of $12.4 million as certain intangible assets have been fully amortized. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our web sites compared to our Google Network members’ web sites, as well as an increase in hedging gains recognized to revenues under our foreign exchange risk management program.

Cost of revenues decreased $48.6 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. Over the same period there was a decrease in traffic acquisition costs of $71.1 million primarily as a result of lower revenues generated through our AdSense program as well as more revenues realized from Google Network members to whom we pay lower revenue share and less revenues realized from those members to whom we pay more revenue share. This decrease was partially offset by more traffic acquisition costs recognized due to more distribution fees paid and more traffic directed to our web sites under our distribution agreements. The decrease in cost of revenues was partially offset by an increase in data center costs of $35.0 million primarily resulting from the depreciation of additional information technology assets and data center buildings. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our web sites compared to our Google Network members’ web sites, as well as an increase in hedging gains recognized to revenues under our foreign exchange risk management program.

We expect cost of revenues to increase in dollar amount and may increase as a percentage of revenues in the remainder of 2009 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Research and development expenses	$682.2	$707.6	$1,355.3	$1,349.3
Research and development expenses as a percentage of revenues	12.7%	12.8%	12.8%	12.2%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $25.4 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. This increase was primarily due to an increase in labor related costs of $51.8 million substantially as a result of an 8% increase in research and development headcount. This increase was partially offset by a decrease in consulting services of $24.4 million.

Research and development expenses decreased $6.0 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This decrease was primarily due to a decrease in stock-based compensation expense of $30.3 million as a result of certain acquisition related equity awards which fully vested during the second quarter of 2008. This decrease was partially offset by an increase in labor and facilities related costs of $37.7 million primarily due to an 8% increase in headcount.

We expect that research and development expenses may increase in dollar amount and as a percentage of revenues in the remainder of 2009 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing.

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30.
	2008	2009	2008	2009
	(unaudited)
Sales and marketing expenses	$484.6	$469.0	$931.5	$903.0
Sales and marketing expenses as a percentage of revenues	9.0%	8.5%	8.8%	8.2%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses decreased $15.6 million from the three months ended June 30, 2008 to the three months ended June 30, 2009 primarily due to a decrease in travel and related expenses of $13.3 million and a decrease in conference fees of $10.1 million, partially offset by an increase in advertising and promotional expenses of $11.9 million.

Sales and marketing expenses decreased $ 28.5 million from the six months ended June 30, 2008 to the six months ended June 30, 2009 primarily due to a decrease in travel and related expenses of $21.2 million.

We anticipate that sales and marketing expenses may increase in dollar amount and as a percentage of revenues in the remainder of 2009 and future periods as we expand our business on a worldwide basis.

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
General and administrative expenses	$474.9	$364.4	$884.2	$812.7
General and administrative expenses as a percentage of revenues	8.9%	6.6%	8.4%	7.3%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting and outsourcing services.

General and administrative expenses decreased $110.5 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. This decrease was primarily related to a decrease in professional services of $66.4 million, the majority of which were related to a decrease in legal costs and consulting services. In addition, there was a decrease in bad debt expense of $13.2 million.

General and administrative expenses decreased $71.5 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This decrease was primarily related to a decrease in professional services of $51.3 million, the majority of which was related to consulting services. In addition, there was a decrease in travel and related expenses of $10.3 million.

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Stock-based compensation	$272.8	$293.1	$553.6	$570.6
Stock-based compensation as a percentage of revenues	5.1%	5.3%	5.2%	5.2%

In March 2009, we completed an offer to exchange certain employee stock options issued under Google’s 2004 Stock Plan (the Exchange). Certain previously granted options were exchanged for new stock options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of Google’s Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of Google’s Class A common stock as reported by The Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which is being recognized over the vesting periods of the new options. These vesting periods range from six months to approximately five years. We recorded approximately $42 million and $53 million of the modification charge in the three and six months ended June 30, 2009.

Stock-based compensation increased $20.3 million and $17.0 million from the three and six months ended June 30, 2008 to the three and six months ended June 30, 2009, largely due to the modification charge recognized in the three and six months ended June 30, 2009. The increase was partially offset by lower stock-based compensation expense as a result of a significant amount of equity awards which fully vested during 2008 as well as an adjustment made to the overall estimated forfeiture rate during the three months ended June 30, 2009.

We expect stock-based compensation to be approximately $1.1 billion in 2009 and $1.9 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to June 30, 2009 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased $75.6 million from the three months ended June 30, 2008 to the three months ended June 30, 2009. This decrease was primarily a result of an increase in net foreign exchange related costs of $41.0 million as a result of the increased hedging activities related to exposures in foreign currency and a decrease in interest income of $38.1 million due to lower yields on our cash and investment balances. These decreases were partially offset by an increase in net realized gains on sales of marketable securities of $11.1 million as well as a $9.0 million gain recognized on the sale of our equity investment in America Online, Inc. to Time Warner Inc. for $283.0 million. We received the related cash proceeds in July 2009.

Interest and other income (expense), net, decreased $236.8 million from the six months ended June 30, 2008 to the six months ended June 30, 2009. This decrease was primarily a result of an increase in net foreign exchange related costs of $133.6 million as a result of the increased hedging activities related to exposures in foreign currency and a decrease in interest income of $94.0 million due to lower yields on our cash and investment balances.

The costs of our foreign exchange hedging activities that we recognized to interest and other income (expense), net are primarily a function of the notional amount of the option and forward contracts and their related duration, the volatility of the foreign exchange rates as well as the movement of the foreign exchange rates relative to the strike prices of the contracts.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in the remainder of 2009 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(unaudited)
Provision for income taxes	$388.5	$371.6	$795.0	$838.6
Effective tax rate	23.7%	20.0%	23.7%	22.4%

Our provision for income taxes and effective tax rate decreased from the three months ended June 30, 2008 to the three months ended June 30, 2009, primarily because proportionately more of our annual earnings in 2009 compared to 2008 are expected to be realized in countries where we have lower statutory tax rates.

Our provision for income taxes increased from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period. Our effective tax rate decreased from the six months ended June 30, 2008 to the six months ended June 30, 2009, primarily because proportionately more of our annual earnings in 2009 compared to 2008 are expected to be realized in countries where we have lower statutory tax rates partially offset by certain discrete items.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Six Months Ended June 30,
	2008	2009
	(unaudited)
Net cash provided by operating activities	$3,545.6	$3,858.7
Net cash used in investing activities	(2,365.6)	(636.0)
Net cash provided by financing activities	72.2	46.4

At June 30, 2009, we had $19.3 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds, mortgage-backed securities and U.S. corporate securities. See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a further discussion on the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2008 and June 30, 2009, we had unused letters of credit of $109.9 million and $95.5 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services, including the impact of changes in customer buying or advertiser spending behavior that may result from the continuing weak economic conditions. Also, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the value and liquidity of our investments could be adversely affected. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense, excess tax benefits from stock-based award activities, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2009 was $3,858.7 million and consisted of net income of $2,907.4 million, adjustments for non-cash items of $1,176.8 million and cash used in working capital and other activities of $225.5 million. Adjustments for non-cash items primarily consisted of $632.1 million of depreciation and amortization expense on property and equipment, $570.6 million of stock-based compensation expense and $148.1 million of amortization of intangibles and other, partially offset by $114.4 million of deferred income taxes and $36.4 million of excess tax benefits from stock-based award activities. In addition, the decrease in cash from changes in working capital activities primarily consisted of a decrease of $281.2 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2008 paid in the first quarter of 2009, a net decrease of $63.5 million of income taxes payable and deferred income taxes (which includes the same $36.4 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), an increase of $41.7 million in accounts receivable due to the growth in fees billed to our advertisers, partially offset by a decrease of $87.8 million in prepaid revenue share, expenses and other assets primarily due to a decrease in the value of derivative assets, an increase in accounts payable of $41.8 million, and to a lesser extent, by an increase in accrued revenue share of $19.1 million. The decrease in income taxes payable and deferred income taxes was primarily a result of more estimated income taxes paid during the first half of 2009 for the year ending December 31, 2009, partially offset by additional tax obligations accrued.

Cash provided by operating activities in the six months ended June 30, 2008 was $3,545.6 million and consisted of net income of $2,554.5 million, adjustments for non-cash items of $1,056.2 million and cash used in working capital and other activities of $65.1 million. Adjustments for non-cash items primarily consisted of $589.3 million of depreciation and amortization expense on property and equipment, $553.6 million of stock-based compensation expense and $138.9 million of amortization of intangibles and other, partially offset by $105.9 million of deferred income taxes and $95.0 million of excess tax benefits from stock-based award activities. In addition, changes in working capital activities primarily consisted of an increase of $296.4 million in accounts receivable due to the growth in fees billed to our advertisers, an increase of $182.8 million in prepaid revenue share, expenses and other assets, and a decrease of $147.3 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2007 paid in the first quarter of 2008, partially offset by a net increase in income taxes payable and deferred income taxes of $528.4 million, which includes the same $95.0 million of excess tax benefits from stock-based awards included under adjustments for non-cash items, and to a lesser extent, by an increase in accounts payable of $39.2 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in the six months ended June 30, 2009 of $636.0 million was attributable to purchases of marketable securities of $10,635.6 million and capital expenditures of $402.2 million, partially offset by the net proceeds received from the sales and maturities of marketable securities of $10,435.3 million. Cash used in investing activities in the six months ended June 30, 2008 of $2,365.6 million was attributable to purchases of marketable securities of $4,921.3 million and cash consideration used in acquisitions and other investments of $3,321.8 million, primarily related to the DoubleClick acquisition, and capital expenditures of $1,539.1 million, partially offset by net proceeds received from the sales and maturities of marketable securities of $7,416.6 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will make significant investments in data center operations, technology, corporate facilities and information technology infrastructure in the remainder of 2009 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of June 30, 2009, our remaining contingent obligations related to these acquisitions was approximately $36 million, which if the criteria are met, would be recorded as part of the purchase. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Cash provided by financing activities in the six months ended June 30, 2009 of $46.4 million was primarily due to excess tax benefits of $36.4 million from stock-based award activities during the period which represents a portion of the $108.0 million reduction to income taxes payable that we recorded in the first half of 2009 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, as well as net proceeds related to stock-based award activities of $10.0 million. Net proceeds result when the cash we receive upon the exercise of stock options exceeds the tax withholding payments we make on behalf of our employees upon the net settlement of their vested restricted stock units. Cash provided by financing activities in the six months ended June 30, 2008 of $72.2 million was primarily due to excess tax benefits of $95.0 million from stock-based award activities during the period which represents a portion of the $150.2 million reduction to income taxes payable that we recorded in the first half of 2008 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, as well as net payments related to stock-based award activities of $22.7 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At December 31, 2008 and June 30, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,030.3 million and $536.4 million through 2012.

In addition, we recorded additional long-term taxes payable of $344.9 million in the six months ended June 30, 2009 as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activities. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary” as defined under FSP FAS 115-1 and FAS 124-1,The Meaning of Other –Than-Temporary Impairment and Its Application to Certain Investments, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other –Than-Temporary Impairments . Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent and ability to hold an investment. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income.

Effect of Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of SFAS 165, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 also requires the disclosure of the date through which an entity has evaluated subsequent events and whether that evaluation date represents the date the financial statements were issued or were available to be issued. We adopted SFAS 165 in the second quarter of 2009 and the adoption did not have any impact on our consolidated financial statements.

In June 2009, the FASB issued SFAS 167, which changes the consolidation rules as they relate to variable interest entities. Specifically, SFAS 167 makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. SFAS 167 will be effective for us beginning in the first quarter of 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations web site. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations web site. The contents of these web sites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file and any reference to these web sites are intended to be inactive textual references only.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies. This exposes us to foreign currency risk. We purchase foreign exchange option contracts to reduce the volatility of cash flows primarily related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rate. In accordance with SFAS 133, these contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged revenues are recorded or as interest and other income (expense), net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated because the hedged transaction is no longer probable of occurring or related to an ineffective portion of a hedge is recognized as interest and other income (expense), net, immediately.

At December 31, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.9 billion (or approximately $2.6 billion) and $152.0 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.8 billion) and $277.9 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$229.7 million (or approximately $202.2 million) and $21.8 million. At June 30, 2009, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.2 billion (or approximately $2.8 billion) and $66.5 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.6 billion) and $47.5 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$276.2 million (or approximately $228.3 million) and $7.6 million. These foreign exchange options have maturities of 18 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $38 million lower at June 30, 2009, and the total amount of expense recorded as interest and other income (expense), net, would have been approximately $75 million higher in the three months ended June 30, 2009. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $644 million higher at June 30, 2009, and the total amount of expense recorded as interest and other income (expense), net, would have been approximately $51 million higher in the three months ended June 30, 2009.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, the British pound and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.6 billion and $2.1 billion at December 31, 2008 and June 30, 2009. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $54.2 million and $158.9 million at December 31, 2008 and June 30, 2009. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €630.5 million (or approximately $897.6 million) and €477.2 million (or approximately $671.4 million) at December 31, 2008 and June 30, 2009. The notional principal of foreign exchange contracts to sell Euros for other currencies was €1.5 million (or approximately $2.2 million) at June 30, 2009.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $16 million and $4 million at December 31, 2008 and June 30, 2009. The adverse impact at December 31, 2008 and June 30, 2009 is after consideration of the offsetting effect of approximately $555 million and $551 million from forward exchange contracts in place for the months of December 2008 and June 2009. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds, mortgage-backed securities and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $83 million and $69 million at December 31, 2008 and June 30, 2009.

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

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand” and “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages and could limit our ability to use certain technologies in the future” in the “Risks Related to Our Business and Industry” section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

In certain markets outside the U.S., other web search, advertising services, and internet companies have greater brand recognition, more users, and more search traffic than we have. Even in countries where we have a significant user following, we may not be as successful in generating advertising revenues due to slower market development, our inability to provide attractive local advertising services, or other factors. To compete more effectively, we need to better understand our international users and their preferences, improve our brand recognition, enhance our selling efforts internationally, and build stronger relationships with advertisers. If we fail to do so, our global expansion efforts may be more costly and less profitable than we expect.

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

We believe our revenue growth rate will generally decline as a result of a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels, the increasing maturity of the online advertising market and, more recently, the significant global economic crisis. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ web sites compared to revenues generated through ads placed on our own web sites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Toolbar. The margin on revenues we generate from our Google Network members is significantly less than the margin on revenues we generate from advertising on our web sites. Additionally, the margin we earn on revenues generated from our Google Network members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Item 1A and the following factors may affect our operating results:

•	Our ability to continue to attract users to our web sites and satisfy existing users on our web sites.

•	Our ability to monetize (or generate revenues from) traffic on our web sites and our Google Network members’ web sites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract web sites to our AdSense program.

•	The mix in our revenues between those generated on our web sites and those generated through our Google Network.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our web sites operational at a reasonable cost and without service interruptions.

•	Our ability to achieve revenue goals for partners to whom we guarantee minimum payments or pay distribution fees.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources, such as YouTube and Google Checkout.

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

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising, and web based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and Google Network members, are not appropriately timed with market opportunities or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We generate our revenues almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 97% of our revenues in both 2008 and the first six months of 2009 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments have negatively affected and may continue to affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, may have difficulty paying us, or may delay paying us for previously purchased products and services. This may also require us to increase our bad debt reserve and may affect how we recognize accounts receivables. In addition, if consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our web sites and our Google Network members’ web sites. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. Continuing poor economic conditions will likely continue these trends.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search, and other services to our Google Network members, which accounted for 31% of our revenues in 2008 and 30% of our revenues in the six months ended June 30, 2009. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

We have experienced rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational, and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heighten these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems, and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, and Google Network members.

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

We have acquired a number of businesses in the past, including our acquisitions of DoubleClick and Postini. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business, or technology has created, and will continue to create unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

•	Cultural challenges associated with integrating employees from the acquired company into our organization.

•	Retention of employees from the businesses we acquire.

•	Integration of the acquired company’s accounting, management information, human resource, and other administrative systems.

•

Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

•	Litigation or other claims in connection with the acquired company, including claims from terminated employees, customers, former stockholders, or other third parties.

•

In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

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

International revenues accounted for approximately 51% of our total revenues in 2008 and approximately 52% of our total revenues in the first six months of 2009. More than half of our user traffic came from outside the U.S. in the first six months of 2009. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

•	Challenges caused by distance, language, and cultural differences and by doing business with foreign agencies and governments.

•	Longer payment cycles in some countries.

•	Uncertainty regarding liability for services and content.

•	Credit risk and higher levels of payment fraud.

•	Currency exchange rate fluctuations and our ability to manage these fluctuations under our foreign exchange risk management program.

•	Foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Import and export requirements that may prevent us from shipping products or providing services to a particular market and may increase our operating costs.

•	Potentially adverse tax consequences.

•	Higher costs associated with doing business internationally.

•	Different employee/employer relationships and the existence of workers’ councils and labor unions.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could expose us or our employees to fines and penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, sanctions, internal and disclosure control rules, data privacy requirements, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

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

Companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks. and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we have grown, the intellectual property rights claims against us have increased and may continue to increase. Our products, services, and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights.

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

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. We currently have three cases pending at the European Court of Justice, which will address questions regarding whether advertisers and search engines can be held liable for use of trademarked terms in keyword advertising. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, and Taiwan.

We have also had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe the rights of others. In the U.S. we announced a settlement with the Authors Guild and the Association of American Publishers; however, this class action settlement is subject to approval by the U.S. District Court for the Southern District of New York, and we may be subject to additional claims with respect to Google Book Search both in the U.S. and in other parts of the world. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenues for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Google Web Search, Google AdWords, Google AdSense, Google Talk, and Google Chrome, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation rulings, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenues for us or otherwise harm our business.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns have been expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy-related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, which could potentially have an adverse effect on our business.

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

More individuals are using non-PC devices to access the internet. If users of these devices do not widely adopt versions of our web search technology, products, or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants (PDAs), smart phones, handheld computers, and video game consoles, as well as television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. As we have limited experience to date in operating versions of our products and services, including Google Mobile and Android, developed or optimized for users of alternative devices and as new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services or if we are slow to develop products and technologies that are more compatible with non-PC devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

Our business may be adversely affected by malicious applications that interfere with, or exploit security flaws in, our products and services.

Our business may be adversely affected by malicious applications that make changes to our users’ computers and interfere with the Google experience. These applications have in the past attempted, and may in the future attempt, to change our users’ internet experience, including hijacking queries to Google.com, altering or replacing Google search results, or otherwise interfering with our ability to connect with our users. The interference often occurs without disclosure to or consent from users, resulting in a negative experience that users may associate with Google. These applications may be difficult or impossible to uninstall or disable, may reinstall themselves and may circumvent other applications’ efforts to block or remove them. In addition, we offer a number of products and services that our users download to their computers or that they rely on to store information and transmit information to others over the internet. These products and services are subject to attack by viruses, worms, and other malicious software programs, which could jeopardize the security of information stored in a user’s computer or in our computer systems and networks. The ability to reach users and provide them with a superior experience is critical to our success. If our efforts to combat these malicious applications are unsuccessful, or if our products and services have actual or perceived vulnerabilities, our reputation may be harmed and our user traffic could decline, which would damage our business.

Proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of documents in such formats, which could limit the effectiveness of our products and services.

A large amount of information on the internet is provided in proprietary document formats such as Microsoft Word. These proprietary document formats may limit the effectiveness of our search technology by preventing our technology from accessing the content of such documents. The providers of the software application used to create these documents could engineer the document format to prevent or interfere with our ability to access the document contents with our search technology. This would mean that the document contents would not be included in our search results even if the contents were directly relevant to a search. The software providers may also seek to require us to pay them royalties in exchange for giving us the ability to search documents in their format. If a software provider also competes with us in the search business, it may give its search technologies, or the technologies of our competitors, a preferential ability to search documents in its proprietary format. Any of these results could harm our brand and our operating results.

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

We are exposed to the risk of fraudulent clicks and other invalid clicks on our ads from a variety of potential sources. We have regularly refunded fees that our advertisers have paid to us that were later attributed to click fraud and other invalid clicks, and we expect to do so in the future. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on a Google AdWords ad displayed on a web site for a reason other than to view the underlying content. If we are unable to stop these invalid clicks, these refunds may increase. If we find new evidence of past invalid clicks we may issue refunds retroactively of amounts previously paid to our Google Network members. This would negatively affect our profitability, and these invalid clicks could hurt our brand. If invalid clicks are not detected, the affected advertisers may experience a reduced return on their investment in our advertising programs because the invalid clicks will not lead to potential revenues for the advertisers. This could lead the advertisers to become dissatisfied with our advertising programs, which has led to litigation alleging click fraud and could lead to further litigation, as well as to a loss of advertisers and revenues.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems could result in interruptions in our services, which could reduce our revenues and profits, and damage our brand.

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

If we were to lose the services of Eric, Larry, Sergey, or other members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO, Eric Schmidt, and our founders, Larry Page and Sergey Brin, are critical to the overall management of Google as well as the development of our technology, our culture, and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel, hire qualified personnel, or maintain our corporate culture, we may not be able to grow effectively.

Our performance largely depends on the talents and efforts of highly skilled individuals. Our future success depends on our continuing ability to identify, hire, develop, motivate, and retain highly skilled personnel for all areas of our organization. Competition in our industry for qualified employees is intense, and certain of our competitors have directly targeted our employees. In addition, our compensation arrangements, such as our equity award programs, may not always be successful in attracting new employees and retaining and motivating our existing employees. Our continued ability to compete effectively depends on our ability to attract new employees and to retain and motivate our existing employees.

In addition, we believe that our corporate culture fosters innovation, creativity, and teamwork. As our organization grows, and we are required to implement more complex organizational management structures, we may find it increasingly difficult to maintain the beneficial aspects of our corporate culture. This could negatively impact our future success.

We may have difficulty scaling and adapting our existing architecture to accommodate increased traffic and technology advances or changing business requirements, which could lead to the loss of users, advertisers, and Google Network members, and cause us to incur expenses to make architectural changes.

To be successful, our network infrastructure has to perform well and be reliable. The greater the user traffic and the greater the complexity of our products and services, the more computing power we will need. We have spent and expect to continue to spend substantial amounts on the purchase and lease of data centers and equipment and the upgrade of our technology and network infrastructure to handle increased traffic on our web sites and to roll out new products and services. This expansion is expensive and complex and could result in inefficiencies or operational failures. If we do not expand successfully, or if we experience inefficiencies and operational failures, the quality of our products and services and our users’ experience could decline. This could damage our reputation and lead us to lose current and potential users, advertisers, and Google Network members. Cost increases, loss of traffic, or failure to accommodate new technologies or changing business requirements could harm our operating results and financial condition.

We rely on bandwidth providers, data centers, and others in providing products and services to our users, and any failure or interruption in the services and products provided by these third parties could damage our reputation and harm our ability to operate our business.

We rely on vendors, including data center and bandwidth providers, in providing products and services to our users. Any disruption in the network access or colocation services provided by these providers or any failure of these providers to handle current or higher volumes of use could significantly harm our business. Any financial or other difficulties our providers face may have negative effects on our business. We exercise little control over these vendors, which increases our vulnerability to problems with the services they provide. We license technology and related databases to facilitate aspects of our data center and connectivity operations including internet traffic management services. We have experienced and expect to continue to experience interruptions and delays in service and availability for such elements. Any errors, failures, interruptions, or delays in connection with these technologies and information services could harm our relationship with users, adversely affect our brand, and expose us to liabilities.

Our business depends on continued and unimpeded access to the internet by us and our users. Internet access providers may be able to block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant and increasing market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. These activities may be permitted in the U.S. after recent regulatory changes, including recent decisions by the U.S. Supreme Court and Federal Communications Commission. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth.

To the extent our revenues are paid in foreign currencies, and currency exchange rates become unfavorable, we may lose some of the economic value of the revenues in U.S. dollar terms.

As we expand our international operations, more of our customers may pay us in foreign currencies. Since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. For instance, if currency exchange rates were to change unfavorably, the U.S. dollar equivalent of our operating income recorded in foreign currencies would be diminished. Hedging strategies, such as forward contracts, options, and foreign exchange swaps that we have implemented or may implement to mitigate this risk may not reduce or completely offset our exposure to foreign exchange fluctuations. Additionally, hedging programs expose us to risks that could adversely affect our financial results, including the following:

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

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. In these agreements, we promise to make these minimum payments to the Google Network member for a pre-negotiated period of time. At June 30, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $536.4 million through 2012 compared to $1.03 billion at December 31, 2008. It is difficult to forecast with certainty the fees that we will earn under agreements with guarantees, and sometimes the fees we earn fall short of the guaranteed minimum payment amounts.

We rely on outside providers for our worldwide billing, collection, payment processing, and payroll. If these outside service providers are not able to fulfill their service obligations, our business and operations could be disrupted, and our operating results could be harmed.

Outside providers perform various functions for us, such as worldwide billing, collection, payment processing, and payroll. These functions are critical to our operations and involve sensitive interactions between us and our advertisers, Google Network members, and employees. Although we have implemented service level agreements and have established monitoring controls, if we do not successfully manage our service providers or if the service providers do not perform satisfactorily to agreed-upon service levels, our operations could be disrupted resulting in advertiser, partner, or employee dissatisfaction. In addition, our business, reputation, and operating results could be adversely affected.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, accounting principles, or interpretations thereof. Our determination of our tax liability is always subject to review by applicable tax authorities. Any adverse outcome of such a review could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders.

•	Short sales, hedging, and other derivative transactions on shares of our Class A common stock (including derivative transactions under our TSO program).

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

The concentration of our capital stock ownership with our founders, executive officers, and our directors and their affiliates will limit our stockholders’ ability to influence corporate matters.

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2009, our founders, executive officers, and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock, and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of June 30, 2009, our two founders and our CEO, Larry, Sergey, and Eric, owned approximately 90% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure our founders, executives, and employees have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change of control transaction that other stockholders may view as beneficial.

•

Our board of directors has the right to elect directors to fill a vacancy created by the expansion of the board of directors or the resignation, death, or removal of a director, which prevents stockholders from being able to fill vacancies on our board of directors.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended June 30, 2009:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
April 1-30	72,766	$11,732	$2,632	$274.95	$161.23	$36.17
May 1-31	102,763	16,904	3,122	280.95	164.49	30.39
June 1-30	—	—	—	—	—	—

Total (except weighted-average amounts)	175,529	$28,636	$5,754	$278.46	$163.14	$32.78

(1)	The TSO program is generally active during regular trading hours for The Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Eric Schmidt, Sergey Brin, and Larry Page) in our TSO program. During the three months ended June 30, 2009, none of our executive officers sold TSOs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our 2009 Annual Stockholders Meeting on May 7, 2009 at our corporate headquarters at 1600 Amphitheatre Parkway, Mountain View, California 94043. The following proposals were submitted to the stockholders:

•	The election of ten directors to serve for the ensuing year or until their successors are duly elected and qualified.

•	The ratification of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

•	The approval of an amendment to our 2004 Stock Plan to increase the number of authorized shares of Class A common stock issuable under the 2004 Stock Plan from 28,931,660 to 37,431,660 shares.

•	To consider a stockholder proposal to request that management institute policies to help protect freedom of access to the internet.

•	To consider a stockholder proposal to adopt principles for health care reform.

Holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share and vote together as a single class on all matters (including the election of directors) submitted to a vote of stockholders, unless otherwise required by law. The holders of our common stock voted as follows:

Board of Director Election Results

	Votes For	Votes Against
Eric Schmidt	799,301,145	61,260,551

Larry Page	799,451,579	61,110,117

Sergey Brin	799,461,404	61,100,292

Shirley M. Tilghman	798,510,611	62,051,085

L. John Doerr	799,814,572	60,747,124

John L. Hennessy	779,661,373	80,900,323

Arthur D. Levinson	762,697,880	97,863,816

Ann Mather	797,876,020	62,685,676

Paul S. Otellini	762,859,262	97,702,434

K. Ram Shriram	799,872,518	60,689,178

The ten nominees who received the highest number of votes (all of the above individuals) were elected to the Board of Directors, and will serve as directors until our next annual meeting or until their respective successors are elected and qualified.

Ratification of Ernst & Young LLP as Google’s Independent Registered Public Accounting Firm

The results of the voting included 859,877,038 votes for, 451,155 votes against, 233,503 votes abstained, and zero votes were non-votes. The appointment was ratified.

Approval of Amendment to Google’s 2004 Stock Plan

The results of the voting included 682,316,062 votes for, 141,473,404 votes against, 502,035 votes abstained, and 36,270,195 votes were non-votes. The amendment was approved.

Stockholder Proposal Relating to the Request that Management Institute Policies to Help Protect Freedom of Access to the Internet

The results of the voting included 9,357,871 votes for, 493,724,296 votes against, 321,209,449 votes abstained, and 36,270,080 votes were non-votes. The stockholder proposal was not approved.

Stockholder Proposal Relating to Adopting Principles for Health Care Reform

The results of the voting included 6,716,611 votes for, 780,495,806 votes against, 37,079,199 votes abstained, and 36,270,080 votes were non-votes. The stockholder proposal was not approved.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.08 ©	Google Inc. 2004 Stock Plan, as amended. Incorporated by reference to Exhibit 10.08 of Google’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

‡	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date:	August 4, 2009	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

10.08 ©	Google Inc. 2004 Stock Plan, as amended. Incorporated by reference to Exhibit 10.08 of Google’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2009

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract or arrangement.

*	Filed herewith.

‡	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.