Form 10-Q
period 2009-09-30
Google Inc.
filed 2009-11-04
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

At October 30, 2009, there were 242,999,389 shares of Google’s Class A common stock outstanding and 74,270,966 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,656,672	$12,087,115
Marketable securities	7,189,099	9,907,276
Accounts receivable, net of allowance of $80,086 and $89,637	2,642,192	2,807,341
Deferred income taxes, net	286,105	663,446
Income taxes receivable, net	—	72,263
Prepaid revenue share, expenses and other assets	1,404,114	816,103

Total current assets	20,178,182	26,353,544
Prepaid revenue share, expenses and other assets, non-current	433,846	415,137
Deferred income taxes, net, non-current	—	233,836
Non-marketable equity securities	85,160	110,372
Property and equipment, net	5,233,843	4,917,491
Intangible assets, net	996,690	823,248
Goodwill	4,839,854	4,849,217

Total assets	$31,767,575	$37,702,845

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$178,004	$192,743
Accrued compensation and benefits	811,643	831,205
Accrued expenses and other current liabilities	480,263	446,322
Accrued revenue share	532,547	599,283
Deferred revenue	218,084	252,221
Income taxes payable, net	81,549	—

Total current liabilities	2,302,090	2,321,774
Deferred revenue, non-current	29,818	35,846
Income taxes payable, net, non-current	890,115	1,318,315
Deferred income taxes, net, non-current	12,515	—
Other long-term liabilities	294,175	305,157
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value: 9,000,000 shares authorized; 315,114 (Class A 240,073, Class B 75,041) and par value of $315 (Class A $240, Class B $75) and 316,935 (Class A 242,407, Class B 74,528) and par value of $317 (Class A $242, Class B $75) shares issued and outstanding, excluding 26 Class A shares subject to repurchase at December 31, 2008	315	317
Additional paid-in capital	14,450,338	15,380,673
Accumulated other comprehensive income	226,579	232,785
Retained earnings	13,561,630	18,107,978

Total stockholders’ equity	28,238,862	33,721,753

Total liabilities and stockholders’ equity	$31,767,575	$37,702,845

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Revenues	$5,541,391	$5,944,851	$16,094,646	$16,976,738
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $10,729, $14,871, $29,240 and $41,000)	2,173,390	2,226,240	6,431,501	6,435,715
Research and development (including stock-based compensation expense of $169,263, $195,624, $550,343 and $546,394)	704,571	757,524	2,059,851	2,106,793
Sales and marketing (including stock-based compensation expense of $64,497, $62,260, $149,666 and $178,580)	508,801	497,812	1,440,252	1,400,792
General and administrative (including stock-based compensation expense of $35,550, $44,772, $104,345 and $122,106)	507,064	389,557	1,391,278	1,202,235

Total costs and expenses	3,893,826	3,871,133	11,322,882	11,145,535

Income from operations	1,647,565	2,073,718	4,771,764	5,831,203
Interest and other income (expense), net	21,217	(7,177)	246,485	(18,685)

Income before income taxes	1,668,782	2,066,541	5,018,249	5,812,518
Provision for income taxes	378,844	427,566	1,173,833	1,266,170

Net income	$1,289,938	$1,638,975	$3,844,416	$4,546,348

Net income per share of Class A and Class B common stock:
Basic	$4.10	$5.18	$12.25	$14.39

Diluted	$4.06	$5.13	$12.10	$14.27

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Nine Months Ended September 30,
	2008	2009
	(unaudited)
Operating activities
Net income	$3,844,416	$4,546,348
Adjustments:
Depreciation and amortization of property and equipment	898,762	943,213
Amortization of intangibles and other	215,615	215,589
Stock-based compensation expense	833,594	888,080
Excess tax benefits from stock-based award activities	(114,770)	(64,393)
Deferred income taxes	(124,597)	(288,338)
Other, net	(14,488)	(26,338)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(218,326)	(126,679)
Income taxes, net	552,673	97,103
Prepaid revenue share, expenses and other assets	(169,959)	313,458
Accounts payable	(152,165)	9,315
Accrued expenses and other liabilities	162,882	(14,275)
Accrued revenue share	(4,433)	57,007
Deferred revenue	21,354	34,577

Net cash provided by operating activities	5,730,558	6,584,667

Investing activities
Purchases of property and equipment	(1,990,617)	(588,531)
Purchases of marketable securities	(7,814,293)	(19,587,001)
Maturities and sales of marketable securities	9,634,903	17,015,583
Investments in non-marketable equity securities	(44,869)	(45,941)
Acquisitions, net of cash acquired and proceeds received from divestiture, and purchases of intangible and other assets	(3,287,708)	(40,073)

Net cash used in investing activities	(3,502,584)	(3,245,963)

Financing activities
Net (payments) proceeds related to stock-based award activities	(38,252)	10,458
Excess tax benefits from stock-based award activities	114,770	64,393

Net cash provided by financing activities	76,518	74,851

Effect of exchange rate changes on cash and cash equivalents	(15,616)	16,888

Net increase in cash and cash equivalents	2,288,876	3,430,443
Cash and cash equivalents at beginning of year	6,081,593	8,656,672

Cash and cash equivalents at end of period	$8,370,469	$12,087,115

Supplemental disclosure of cash flow information
Cash paid for income taxes	$743,440	$1,453,306

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2009, the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2009, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2008 and 2009 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2009, our results of operations for the three and nine months ended September 30, 2008 and 2009, and our cash flows for the nine months ended September 30, 2008 and 2009. The results of operations for the three and nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the year ending December 31, 2009.

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

Subsequent Events

In May 2009, the Financial Accounting Standards Board (FASB) issued an accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, we evaluated subsequent events through November 3, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

Effect of Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This standard will be effective for us in the first quarter of 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will be effective for us in the fourth quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact of the adoption of these accounting standards on our consolidated financial statements.

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2009		2008		2009
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$980,865	$309,073	$1,252,748	$386,227	$2,916,217	$928,199	$3,470,163	$1,076,185
Denominator
Weighted-average common shares outstanding	239,002	75,295	241,914	74,583	238,130	75,757	241,116	74,774
Less: Weighted-average unvested common shares subject to repurchase or cancellation	(54)	(2)	—	—	(148)	(10)	(7)	—

Number of shares used in per share computation	238,948	75,293	241,914	74,583	237,982	75,747	241,109	74,774

Basic net income per share	$4.10	$4.10	$5.18	$5.18	$12.25	$12.25	$14.39	$14.39

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$980,865	$309,073	$1,252,748	$386,227	$2,916,217	$928,199	$3,470,163	$1,076,185
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	309,073	—	386,227	—	928,199	—	1,076,185	—
Reallocation of undistributed earnings to Class B shares	—	(2,622)	—	(3,540)	—	(8,386)	—	(7,647)

Allocation of undistributed earnings	$1,289,938	$306,451	$1,638,975	$382,687	$3,844,416	$919,813	$4,546,348	$1,068,538
Denominator
Number of shares used in basic computation	238,948	75,293	241,914	74,583	237,982	75,747	241,109	74,774
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	75,293	—	74,583	—	75,747	—	74,774	—
Unvested common shares subject to repurchase or cancellation	56	2	—	—	158	10	7	—

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2008		2009		2008		2009
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Employee stock options including warrants issued under TSO program (see Note 12)	2,871	200	2,583	75	3,128	263	2,155	84
Restricted shares and restricted stock units	608	—	666	—	715	—	456	—

Number of shares used in per share computation	317,776	75,495	319,746	74,658	317,730	76,020	318,501	74,858

Diluted net income per share	$4.06	$4.06	$5.13	$5.13	$12.10	$12.10	$14.27	$14.27

The net income per share amounts were the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
Cash and cash equivalents:
Cash	$3,330,658	$3,689,596
Cash equivalents:
Municipal securities	14,250	1,195
Time deposits	3,015,557	3,738,074
Money market mutual funds	2,296,207	4,630,382
Corporate debt securities	—	27,868

Total cash and cash equivalents	8,656,672	12,087,115

Marketable securities:
U.S. government agencies	3,342,406	3,333,913
U.S. government notes	—	1,853,121
Municipal securities	2,721,603	2,010,455
Money market mutual funds	73,034	34,636
Corporate debt securities	907,056	1,580,555
Agency residential mortgage-backed securities	—	807,385
Commercial mortgage-backed securities	—	48,093
Marketable equity security	145,000	239,118

Total marketable securities	7,189,099	9,907,276

Total cash, cash equivalents and marketable securities	$15,845,771	$21,994,391

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$3,324,750	$17,747	$(91)	$3,342,406
Municipal securities	2,690,270	34,685	(3,352)	2,721,603
Money market mutual funds	73,034	—	—	73,034
Corporate debt securities	903,963	3,265	(172)	907,056
Marketable equity security	145,000	—	—	145,000

Total	$7,137,017	$55,697	$(3,615)	$7,189,099

	As of September 30, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
U.S. government agencies	$3,323,998	$9,915	$—	$3,333,913
U.S. government notes	1,847,714	5,466	(59)	1,853,121
Municipal securities	1,980,740	29,748	(33)	2,010,455
Money market mutual funds	34,636	—	—	34,636
Corporate debt securities	1,573,183	9,310	(1,938)	1,580,555
Agency residential mortgage-backed securities	798,848	8,537	—	807,385
Commercial mortgage-backed securities	47,891	293	(91)	48,093
Marketable equity security	145,000	94,118	—	239,118

Total	$9,752,010	$157,387	$(2,121)	$9,907,276

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2008 and September 30, 2009.

Our corporate debt securities are primarily guaranteed by the full faith and credit of the United States government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (TLGP) or the sovereign guarantee of foreign governments under similar programs to the TLGP.

Our agency residential mortgage-backed securities are specified pools of mortgage pass-through securities that are guaranteed by government-sponsored enterprises. Our commercial mortgage-backed securities are fully defeased securities with underlying collateral loans replaced by U.S. Treasury notes.

We recognized gross realized gains of $12.6 million and $25.5 million on the sale of our marketable securities for the three months ended September 30, 2008 and 2009. We recognized gross realized gains of $71.5 million and $79.4 million for the nine months ended September 30, 2008 and 2009. Gross realized losses were not material in all periods presented. Realized gains or losses on the sale of marketable securities are determined on a specific identification method, and such gains and losses are reflected as a component of interest and other income (expense), net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding the marketable equity security, designated as available-for-sale classified by the contractual maturity date of the security (in thousands):

As of September 30, 2009
(unaudited)
Due within 1 year	$558,468
Due within 1 year through 5 years	6,302,713
Due within 5 years through 10 years	1,002,574
Due after 10 years	1,804,403

Total	$9,668,158

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2008 and September 30, 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2008
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$183,054	$(91)
Municipal securities	274,042	(3,352)
Corporate debt securities	199,828	(172)

Total	$656,924	$(3,615)

	As of September 30, 2009
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government notes	$100,375	$(59)
Municipal securities	69,699	(33)
Corporate debt securities	205,097	(1,938)
Commercial mortgage-backed securities	27,153	(91)

Total	$402,324	$(2,121)

As of December 31, 2008 and September 30, 2009, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At September 30, 2009, we held $196.5 million of auction rate securities (ARS). The assets underlying these 35 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $50.6 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at September 30, 2009, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted-average interest rate of 4.9% per annum, which is based on the forward swap curve at the end of September 2009 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 2,500 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and additionally adjusted for a liquidity discount of up to 400 basis points to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market.

At September 30, 2009, the estimated fair values of these ARS were $23.3 million less than their costs. As we have no intent to sell and it is more-likely-than-not that we will not be required to sell these ARS prior to recovery, we concluded the decline in fair values was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at September 30, 2009.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, they have been classified as non-current assets on the accompanying Consolidated Balance Sheet at September 30, 2009.

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

At September 30, 2009, the effective portion of our cash flow hedges before tax effect was $31.6 million, of which $28.1 million is expected to be reclassified from AOCI to revenues within the next 12 months.

Any gain after a hedge is de-designated or related to an ineffective portion of a hedge is recognized in interest and other income (expense), net, immediately. Further, the change in the time value of the options is excluded from our assessment of hedge effectiveness. The premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase is recorded as an asset. Thereafter, any change to this time value is included in interest and other income (expense), net.

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €1.9 billion (or approximately $2.6 billion) and €2.1 billion (or approximately $2.8 billion) at December 31, 2008 and September 30, 2009; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.1 billion (or approximately $1.8 billion) and £1.1 billion (or approximately $1.7 billion) at December 31, 2008 and September 30, 2009; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$229.7 million (or approximately $202.2 million) and C$294.3 million (or approximately $250.7 million) at December 31, 2008 and September 30, 2009. These foreign exchange options have maturities of 36 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. Gains and losses on these contracts as well as the related costs are included in interest and other income (expense), net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.6 billion and $2.2 billion at December 31, 2008 and September 30, 2009. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $54.2 million and $155.5 million at December 31, 2008 and September 30, 2009. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €630.5 million (or approximately $897.6 million) and €608.8 million (or approximately $890.6 million) at December 31, 2008 and September 30, 2009.

At December 31, 2008 and September 30, 2009, the fair values of our outstanding derivative instruments are summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of December 31, 2008	As of September 30, 2009
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$451,723	$109,311
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	13,270	290

Total		$464,993	$109,601

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$877	$374

Total		$877	$374

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three and nine months ended September 30, 2008 and 2009 is summarized below (in thousands):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivative Before Tax Effect (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Foreign exchange option contracts	$117,395	$20,394	$122,707	$(6,058)

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2008	2009	2008	2009
		(unaudited)
Foreign exchange option contracts	Revenues	$34,158	$38,840	$38,928	$316,626

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing) [1]
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2008	2009	2008	2009
		(unaudited)
Foreign exchange option contracts	Interest and other income (expense), net	$(64,566)	$(66,740)	$(93,205)	$(259,536)

[1]	Gains (losses) related to the ineffectiveness portion of the hedges were not material in all periods presented.

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2008 and 2009 is summarized below (in thousands):

Derivatives Not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2008	2009	2008	2009
		(unaudited)
Foreign exchange forward contracts	Interest and other income (expense), net	$154,676	$(53,340)	$68,733	$(86,726)

Note 5. Fair Value Measurements

We measure our cash equivalents, marketable securities, ARS, and foreign currency derivative contracts at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair value measurement at reporting date using
Description	As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Municipal securities	$14,250	$—	$14,250	$—
Time deposits	3,015,557	—	3,015,557	—
Money market mutual funds	2,296,207	2,296,207	—	—
Marketable securities:
U.S. government agencies	3,342,406	—	3,342,406	—
Municipal securities	2,721,603	—	2,721,603	—
Money market mutual funds	73,034	—	73,034	—
Corporate debt securities	907,056	—	907,056	—
Marketable equity security	145,000	145,000	—	—
Foreign currency derivative contracts	464,993	—	464,993	—
Auction rate securities	197,361	—	—	197,361

Total	$13,177,467	$2,441,207	$10,538,899	$197,361

Liabilities
Foreign currency derivative contracts	$877	$—	$877	$—

Total	$877	$—	$877	$—

		Fair value measurement at reporting date using
Description	As of September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Municipal securities	$1,195	$—	$1,195	$—
Time deposits	3,738,074	—	3,738,074	—
Money market mutual funds	4,630,382	4,630,382	—	—
Corporate debt securities	27,868	—	27,868	—
Marketable securities:
U.S. government agencies	3,333,913	—	3,333,913	—
U.S. government notes	1,853,121	1,853,121	—	—
Municipal securities	2,010,455	—	2,010,455	—
Money market mutual funds	34,636	—	34,636	—
Corporate debt securities	1,580,555	—	1,580,555	—
Agency residential mortgage-backed securities	807,385	—	807,385	—
Commercial mortgage-backed securities	48,093	—	48,093	—
Marketable equity security	239,118	239,118	—	—
Foreign currency derivative contracts	109,601	—	109,601	—
Auction rate securities	196,522	—	—	196,522

Total	$18,610,918	$6,722,621	$11,691,775	$196,522

Liabilities
Foreign currency derivative contracts	$374	$—	$374	$—

Total	$374	$—	$374	$—

The following tables present reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the nine months ended September 30, 2008 and 2009 (in thousands):

Level 3
(unaudited)
Balance at December 31, 2007	$—
Transfers to Level 3	311,225
Change in unrealized loss included in other comprehensive income	(10,842)
Net settlements	(66,529)

Balance at September 30, 2008	$233,854

Level 3
(unaudited)
Balance at December 31, 2008	$197,361
Change in unrealized loss included in other comprehensive income	12,209
Net settlements	(13,048)

Balance at September 30, 2009	$196,522

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
Information technology assets	$3,573,499	$3,883,629
Construction in progress	1,643,136	1,561,842
Land and buildings	1,725,336	1,908,054
Leasehold improvements	572,908	625,913
Furniture and fixtures	61,462	64,462

Total	7,576,341	8,043,900
Less accumulated depreciation and amortization	2,342,498	3,126,409

Property and equipment, net	$5,233,843	$4,917,491

Note 7. Acquisitions

On August 5, 2009, we entered into an Agreement and Plan of Merger with On2 Technologies, Inc. (On2), a publicly-held company and developer of video compression technology. Upon the consummation of the merger, each share of On2 common stock will be converted into $0.60 worth of our Class A common stock in a stock-for-stock transaction. Cash will be payable in lieu of any fractional shares. The completion of this transaction is subject to On2 stockholder approval and other customary closing conditions. We expect this transaction to close in the fourth quarter of 2009 or the first quarter of 2010.

During the nine months ended September 30, 2009, we completed six acquisitions for a total cash consideration of $27.8 million.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2009 were as follows (in thousands, unaudited):

Balance as of December 31, 2008	$4,839,854
Goodwill acquired	6,733
Goodwill adjustment	2,630

Balance as of September 30, 2009	$4,849,217

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$551,332	$297,428	$253,904
Customer relationships	800,113	153,516	646,597
Tradenames and other	209,492	113,303	96,189

Total	$1,560,937	$564,247	$996,690

	As of September 30, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$555,252	$361,428	$193,824
Customer relationships	783,613	227,383	556,230
Tradenames and other	213,784	140,590	73,194

Total	$1,552,649	$729,401	$823,248

Amortization expense of acquisition-related intangible assets for the three and nine months ended September 30, 2008 was $76.0 million and $210.7 million and for the three and nine months ended September 30, 2009 was $63.3 million and $206.0 million. As of September 30, 2009, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in thousands, unaudited):

Remainder of 2009	$59,605
2010	225,687
2011	178,134
2012	136,628
2013	108,967
2014	101,402
Thereafter	12,825

$823,248

Note 9. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Interest income	$90,996	$46,702	$301,086	$162,811
Realized gains on marketable securities, net	10,939	19,346	64,762	69,492
Foreign exchange losses, net	(81,470)	(73,856)	(122,477)	(248,477)
Other	752	631	3,114	(2,511)

Interest and other income (expense), net	$21,217	$(7,177)	$246,485	$(18,685)

Note 10. Comprehensive Income

The changes in the components of other comprehensive income, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Net income	$1,289,938	$1,638,975	$3,844,416	$4,546,348
Change in unrealized gains (losses) on marketable securities, net of taxes(1)	(1,546)	102,546	(34,637)	109,758
Change in cumulative translation adjustment	(65,588)	59,725	(27,167)	87,667
Change in unrealized gains on cash flow hedges, net of taxes(2)	49,128	(10,921)	49,593	(191,219)

Comprehensive income	$1,271,932	$1,790,325	$3,832,205	$4,552,554

(1)

Change in unrealized gains (losses) on marketable securities is recorded net of taxes of $1.1 million and $5.6 million for the three months ended September 30, 2008 and 2009, and $24.1 million and $5.2 million for the nine months ended September 30, 2008 and 2009.

(2)

Change in unrealized gains on cash flow hedges is recorded net of taxes of $34.1 million and $7.6 million for the three months ended September 30, 2008 and 2009, and $34.5 million and $132.9 million for the nine months ended September 30, 2008 and 2009.

The components of accumulated other comprehensive income, were as follows (in thousands):

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
Unrealized net gains on marketable securities, net of taxes	$9,995	$119,753
Cumulative translation adjustment	6,677	94,344
Unrealized gains on cash flow hedges, net of taxes	209,907	18,688

Accumulated other comprehensive income	$226,579	$232,785

Note 11. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. We currently have three cases pending at the European Court of Justice, which will address questions regarding whether advertisers and search engines can be held liable for use of trademarked terms in keyword advertising. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, Taiwan, and the United Kingdom.

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

Note 12. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted (excluding options granted in connection with the Exchange, see below) in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Risk-free interest rate	3.3%	2.8%	3.2%	2.6%
Expected volatility	35%	35%	35%	37%
Expected life (in years)	5.3	5.8	5.3	5.8
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$196.86	$168.23	$205.27	$160.05

The following table summarizes the activities for our options for the nine months ended September 30, 2009:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2008	13,971,438	$391.40
Options granted (2)	9,240,669	$323.69
Exercised	(1,149,380)	$142.37
Canceled/forfeited (2)	(8,356,919)	$510.31

Balance at September 30, 2009	13,705,808	$294.54	6.7	$2,771.3

Vested and exercisable as of September 30, 2009	5,765,879	$249.49	5.8	$1,417.5
Vested and exercisable as of September 30, 2009 and expected to vest thereafter (3)	12,966,292	$292.74	6.7	$2,644.3

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $495.85 of our Class A common stock on September 30, 2009.
(2)	The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Exchange (see below).
(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and exercisable and vested stock options at September 30, 2009:

Options Outstanding				Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
(unaudited)
$0.30–$94.80	738,923	4.1	$21.71	712,064	$20.45	660,273	$21.48
$117.84–$198.41	1,318,970	3.6	$177.38	1,318,124	$177.37	1,318,124	$177.37
$205.96–$298.91	1,207,938	4.5	$274.96	1,185,360	$274.69	1,185,360	$274.69
$300.97–$399.00	8,894,394	7.5	$309.98	2,228,126	$311.28	2,228,126	$311.28
$401.78–$499.07	1,255,861	8.8	$437.42	157,397	$439.96	157,397	$439.96
$500.00–$594.05	285,798	3.7	$532.10	214,065	$528.02	214,065	$528.02
$615.95–$699.35	3,844	5.5	$649.12	2,499	$647.79	2,499	$647.79
$707.00–$732.94	80	8.2	$710.84	35	$710.84	35	$710.84

$0.30–$732.94	13,705,808	6.7	$294.54	5,817,670	$249.49	5,765,879	$249.49

The above tables include 1.5 million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program.

The total grant date fair value of stock options vested during the three and nine months ended September 30, 2009 was $280.5 million and $423.1 million. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2008 was $141.2 million and $461.2 million. The aggregate intrinsic value of all options and warrants exercised during the three and nine months ended September 30, 2009 was $72.6 million and $283.9 million. The aggregate intrinsic value of all options exercised during the three and nine months ended September 30, 2008 was $64.4 million and $424.2 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the nine months ended September 30, 2009, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 488,249 at a total value of $79.1 million, or an average of $161.95 per share, including an average premium of $33.78 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At September 30, 2009, the number of options eligible for participation under the TSO program was approximately 11 million.

In March 2009, we completed an offer to exchange certain employee stock options issued under Google’s 2004 Stock Plan (the Exchange). Certain previously granted options were exchanged for new options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of Google’s Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of Google’s Class A common stock as reported by The Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which is being recognized over the vesting periods of the new options. These vesting periods range from six months to five years. We recorded approximately $36 million and $89 million of the modification charge in the three and nine months ended September 30, 2009.

As of September 30, 2009, there was $1,202.8 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 3.3 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units and restricted shares for the nine months ended September 30, 2009:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2008	3,268,089	$514.56
Granted	2,111,843	$409.90
Vested	(1,035,069)	$484.41
Canceled	(285,855)	$468.48

Unvested at September 30, 2009	4,059,008	$471.40

Expected to vest after September 30, 2009 (1)	3,678,273	$471.40

(1)	Restricted stock units and restricted shares expected to vest reflect an estimated forfeiture rate.

As of September 30, 2009, there was $1,566.3 million of unrecognized compensation cost related to employee unvested restricted stock units and restricted shares. This amount is expected to be recognized over a weighted-average period of 2.9 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits as of December 31, 2008 and September 30, 2009 were $721.1 million and $1,121.4 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $561.3 million and $766.7 million as of December 31, 2008 and September 30, 2009. The increase in our unrecognized tax benefits during the nine months ended September 30, 2009 was primarily related to uncertain tax positions relating to our international structure.

Note 14. Information about Geographic Areas

Our chief operating decision-makers (i.e., our chief executive officer, his direct reports, and our presidents) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing addresses of our advertisers. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Revenues:
United States	$2,695,012	$2,802,215	$7,797,510	$8,038,405
United Kingdom	776,160	765,132	2,353,091	2,213,540
Rest of the world	2,070,219	2,377,504	5,944,045	6,724,793

Total revenues	$5,541,391	$5,944,851	$16,094,646	$16,976,738

	As of December 31, 2008	As of September 30, 2009
		(unaudited)
Long-lived assets:
United States	$9,782,825	$9,458,743
International	1,806,568	1,890,558

Total long-lived assets	$11,589,393	$11,349,301

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	our expectation that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	the growth of our business and revenue;

•	the decline in our revenue growth rate;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	seasonal fluctuations in internet usage and traditional retail seasonality are likely to cause fluctuations in our quarterly results;

•

our expectation that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites, which will have a positive impact on our operating margins;

•	our plans to continue to invest in our business, including increasing our hiring rate, and to make acquisitions;

•	the fact that our cost of revenues and traffic acquisition costs may increase in dollars and as a percentage of revenues;

•	our belief that our foreign exchange risk management program will not fully offset the exposure to fluctuation in foreign currencies;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	continued investments in international markets;

•	our future stock-based compensation expenses;

•	that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	our belief that our research and development and sales and marketing expenses may increase in dollars and as a percentage of revenues;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

•	regarding fluctuations in our effective tax rate;

•	the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations;

•	our payment terms to certain advertisers which may increase our working capital requirements;

•	regarding fluctuations in our capital expenditures; and

•	our belief that the EPA’s investigation will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our web site a top internet property and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

•	Users. We provide users with products and services that enable people to more quickly and easily find, create, and organize information that is useful to them.

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

How We Generate Revenues

Advertising revenues made up 97% of our revenues for the three and nine months ended September 30, 2008 and 2009. We derive most of our additional revenues from offering internet ad serving and management services to advertisers and ad agencies and the license of our enterprise products, search solutions, and web search technology.

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

Google TV Ads enables advertisers, operators, and programmers to buy, schedule, deliver, and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on television.

DoubleClick provides us with a platform for delivering display advertising. DoubleClick offers online ad serving and management services to advertisers, ad agencies, and web site publishers. The related fees are recognized primarily as licensing and other revenues in the period the advertising impressions are delivered.

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

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels and increasing maturity of the online advertising market in certain countries. In addition, weak economic conditions have recently generally adversely impacted our revenue growth rate and may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, including the amount they are willing to pay for each click or impression, which could negatively affect the growth rate of our revenues. Further, a slow or uneven pace of economic recovery could also negatively affect the growth rate of our revenues.

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

We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have generally experienced and expect to continue to experience growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members, and content providers, and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. Our full-time employee headcount was 20,123 at September 30, 2008 and 19,665 at September 30, 2009. In the past few quarters, we have made efforts to improve the discipline of our hiring process and to focus on better managing our expense growth. However, we expect to continue to invest in our business, including significantly increasing our hiring rate, and this may cause our operating margins to decrease.

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

Our international revenues have grown as a percentage of our total revenues from 51% in the three months ended September 30, 2008 to 53% in the three months ended September 30, 2009, and from 52% in the nine months ended September 30, 2008 to 53% in the nine months ended September 30, 2009. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, and our continued progress in developing localized versions of our products in these international markets. The increase in the proportion of international revenues derived from international markets continues to increase our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in the third quarter of 2009, the general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) as compared to the third quarter of 2008 had an unfavorable impact on our revenues. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies; however, this program will not fully offset the effect of fluctuations on our revenues and earnings.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	39.2	37.4	40.0	37.9
Research and development	12.7	12.7	12.8	12.4
Sales and marketing	9.2	8.4	8.9	8.3
General and administrative	9.2	6.6	8.7	7.1

Total costs and expenses	70.3	65.1	70.4	65.7

Income from operations	29.7	34.9	29.6	34.3
Interest and other income (expense), net	0.4	(0.1)	1.6	(0.1)

Income before income taxes	30.1	34.8	31.2	34.2
Provision for income taxes	6.8	7.2	7.3	7.4

Net income	23.3%	27.6%	23.9%	26.8%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Advertising revenues:
Google web sites	$3,672.1	$3,955.7	$10,602.6	$11,301.2
Google Network web sites	1,679.9	1,800.9	5,021.3	5,122.4

Total advertising revenues	5,352.0	5,756.6	15,623.9	16,423.6
Licensing and other revenues	189.4	188.3	470.7	553.1

Revenues	$5,541.4	$5,944.9	$16,094.6	$16,976.7

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Advertising revenues:
Google web sites	67%	67%	66%	67%
Google Network web sites	30	30	31	30

Total advertising revenues	97	97	97	97
Google web sites as % of advertising revenues	69	69	68	69
Google Network web sites as % of advertising revenues	31	31	32	31
Licensing and other revenues	3%	3%	3%	3%

The growth in our advertising revenues from the three months ended September 30, 2008 to the three months ended September 30, 2009, and from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, resulted from an increase in the number of paid clicks generated through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. In addition, the growth in advertising revenues benefited from more hedging gains recognized under our foreign exchange risk management program. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements, the continued global expansion of our products, our advertiser base, and our user base, as well as an increase in the number of Google Network members. The decrease in the average cost-per-click paid by our advertisers was primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro), as well as changes in geographical mix due to traffic growth in emerging markets compared to more mature markets. In addition, the decrease in the average cost-per-click was due to how we believe advertisers managed their advertising costs in response to the uncertain economic conditions. Specifically, we believe that, as a result of the recent economic downturn and continuing economic uncertainty, advertisers, in aggregate, have lowered their bids for keywords in response to a decrease in the sales they are able to make per paid click.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ web sites they visit. For instance, these improvements have included, providing end users with multiple site links for certain web search results, a reduction in the minimum cost-per-click resulting in the display of more relevant ads, a change to the formula used to determine which ads appear at the top of our search results pages, and a change to the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks. In addition, we have further enhanced the accuracy of our quality scoring, which is our measurement of an ad’s click-through rate and other relevancy factors.

Aggregate paid clicks on Google web sites and Google Network members’ web sites increased 14% from the three months ended September 30, 2008 to the three months ended September 30, 2009, 15% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, and 4% from the three months ended June 30, 2009 to the three months ended September 30, 2009. Average cost-per-click on Google web sites and Google Network members’ web sites decreased 6% from the three months ended September 30, 2008 to the three months ended September 30, 2009 and 11% from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, but increased 5% from the three months ended June 30, 2009 to the three months ended September 30, 2009. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors including the revenue growth rates on our web sites compared to those of our Google Network members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and the general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
United States	49%	47%	48%	47%
United Kingdom	14%	13%	15%	13%
Rest of the world	37%	40%	37%	40%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for these international markets, partially offset by the effect of the general strengthening of the U.S dollar compared to foreign currencies (primarily the Euro). In addition, the growth in international revenues (other than the United Kingdom) from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 benefited from more hedging gains recognized under our foreign exchange risk management program. The decrease in revenues from the United Kingdom as a percentage of consolidated revenues from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009 resulted largely from the effect of the general strengthening of the U.S. dollar compared to the British pound, partially offset by hedging gains recognized to revenues under our foreign exchange risk management program during these periods.

The general weakening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) from the three months ended June 30, 2009 to the three months ended September 30, 2009 had a favorable impact on our international revenues (international revenues increased $228.9 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $166 million, or 2.8%, lower in the three months ended September 30, 2009. This is before consideration of hedging gains recognized to revenues of $123.7 million and $38.8 million in the three months ended June 30, 2009 and September 30, 2009.

The general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) from the three months ended September 30, 2008 to the three months ended September 30, 2009 had an unfavorable impact on our international revenues (international revenues increased $296.3 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $297 million, or 5.0%, higher in the three months ended September 30, 2009. This is before consideration of hedging gains recognized to revenues of $34.2 million and $38.8 million in the three months ended September 30, 2008 and September 30, 2009.

The general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 had an unfavorable impact on our international revenues (international revenues increased $641.2 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $1.2 billion, or 7.2%, higher in the nine months ended September 30, 2009. This is before consideration of hedging gains recognized to revenues of $38.9 million and $316.6 million in the nine months ended September 30, 2008 and September 30, 2009.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, credit card and other transaction fees related to processing customer transactions, amortization of acquired intangible assets as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and the

Google Network members. To the extent we are obligated to make guaranteed minimum revenue share or other payments to our content providers, we recognize content acquisition costs equal to the greater of the following three amounts: the contractual revenue share amount, if any, an amount that is based on the number of times the content is displayed, or an amount calculated on a straight-line basis over the terms of the agreements. The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Cost of revenues	$2,173.4	$2,226.2	$6,431.5	$6,435.7
Cost of revenues as a percentage of revenues	39.2%	37.4%	40.0%	37.9%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$1,328.4	$1,330.6	$3,991.1	$3,795.1
Traffic acquisition costs related to distribution arrangements	166.8	228.6	464.5	653.5

Traffic acquisition costs	$1,495.2	$1,559.2	$4,455.6	$4,448.6

Traffic acquisition costs as a percentage of advertising revenues	27.9%	27.1%	28.5%	27.1%

Cost of revenues increased $52.8 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. The increase was primarily related to an increase in traffic acquisition costs of $61.8 million under our distribution arrangements as a result of the amortization of more distribution fees paid as well as more traffic directed to our websites. This increase was partially offset by a decrease in the amortization of intangible assets of $8.9 million as certain intangible assets have been fully amortized. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our web sites compared to our Google Network members’ web sites.

Cost of revenues increased $4.2 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. Over the same period there was an increase in traffic acquisition costs of $189.0 million under our distribution arrangements as a result of the amortization of more distribution fees paid, as well as more traffic directed to our websites, partially offset by a decrease in fees of $196.0 million under our AdSense program due to more revenues realized from Google Network members to whom we pay lower revenue share and less revenues realized from those members to whom we pay a higher revenue share. In addition, there was an increase in data center costs of $35.7 million primarily resulting from the depreciation of additional information technology assets as well as additional labor required to manage the data centers, partially offset by a decrease in credit card and other transaction processing fees of $16.3 million, resulting primarily from less advertiser fees generated through AdWords online, and a decrease in content acquisition costs of $11.2 million.

We expect cost of revenues to increase in dollar amount and may increase as a percentage of revenues in the remainder of 2009 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development.

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Research and development expenses	$704.6	$757.5	$2,059.9	$2,106.8
Research and development expenses as a percentage of revenues	12.7%	12.7%	12.8%	12.4%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $52.9 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This increase was primarily due to an increase in labor related costs of $35.1 million. In addition, there was an increase of $26.4 million in stock-based compensation expense primarily due to the modification charge incurred under the stock option exchange program in March 2009 and additional stock-based awards issued to existing and new employees. These increases were partially offset by a decrease in the amortization of intangible assets of $9.8 million as certain intangible assets have been fully amortized.

Research and development expenses increased $46.9 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This increase was primarily due to an increase in labor related costs of $71.0 million, partially offset by a decrease in professional service fees of $17.9 million, the majority of which were related to consulting costs. In addition, there was a decrease in travel and related expenses of $14.2 million.

We expect that research and development expenses may increase in dollar amount and as a percentage of revenues in the remainder of 2009 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing.

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Sales and marketing expenses	$508.8	$497.8	$1,440.3	$1,400.8
Sales and marketing expenses as a percentage of revenues	9.2%	8.4%	8.9%	8.3%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses decreased $11.0 million from the three months ended September 30, 2008 to the three months ended September 30, 2009.

Sales and marketing expenses decreased $39.5 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009 primarily due to a decrease in conference, travel, and related expense of $60.3 million. This decrease was partially offset by an increase in stock-based compensation expense of $28.9 million primarily due to the modification charge incurred under the stock option exchange program in March 2009 and additional stock based awards issued to existing and new employees.

We expect that sales and marketing expenses may increase in dollar amount and as a percentage of revenues in the remainder of 2009 and future periods as we expand our business on a worldwide basis.

General and Administrative.

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
General and administrative expenses	$507.1	$389.6	$1,391.3	$1,202.2
General and administrative expenses as a percentage of revenues	9.2%	6.6%	8.7%	7.1%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our finance, human resources, facilities, information technology, and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services.

General and administrative expenses decreased $117.5 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This decrease was primarily related to the settlement agreement we entered into in October 2008 with the Authors Guild and the Association of American Publishers (AAP) under which we recognized $95.1 million of expense in the three months ended September 30, 2008. In addition, there was a decrease in bad debt expense of $19.1 million.

General and administrative expenses decreased $189.1 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. The decrease was primarily related to the settlement agreement with the Authors Guild and the AAP under which we recognized $95.1 million of expense in the nine months ended September 30, 2008. In addition, there was a decrease in consulting services of $55.9 million and in bad debt expense of $17.5 million. These decreases were partially offset by an increase in stock-based compensation expense of $17.8 million primarily due to the modification charge incurred under the stock option exchange program in March 2009 and additional stock-based awards issued to existing and new employees.

Stock-Based Compensation.

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Stock-based compensation	$280.0	$317.5	$833.6	$888.1
Stock-based compensation as a percentage of revenues	5.1%	5.3%	5.2%	5.2%

In March 2009, we completed an offer to exchange certain employee stock options issued under Google’s 2004 Stock Plan (the Exchange). Certain previously granted options were exchanged for new stock options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of Google’s Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of Google’s Class A common stock as reported by The Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which is being recognized over the vesting periods of the new options. These vesting periods range from six months to approximately five years. We recorded approximately $36 million and $89 million of the modification charge in the three and nine months ended September 30, 2009.

Stock-based compensation increased $37.5 million from the three months ended September 30, 2008 to the three months ended September 30, 2009, largely due to the modification charge recognized in the three months ended September 30, 2009, as well as additional stock awards issued to existing and new employees. This increase was partially offset by lower stock-based compensation expense as a result of adjustments made to the overall estimated forfeiture rate.

Stock-based compensation increased $54.5 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009, largely due to the modification charge recognized in the nine months ended September 30, 2009, as well as additional stock awards issued to existing and new employees. This increase was partially offset by lower stock-based compensation expense as a result of a significant amount of equity awards which fully vested during 2008, as well as adjustments made to the overall estimated forfeiture rate.

We expect stock-based compensation to be approximately $1.2 billion in 2009 and $2.5 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to September 30, 2009 and stock awards that have been or may be granted to non-employees. In addition, to the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net, decreased $28.4 million from the three months ended September 30, 2008 to the three months ended September 30, 2009. This decrease was primarily a result of a decrease in interest income of $44.3 million due to lower yields on our cash and investment balances, partially offset by an increase in net realized gains on sales of marketable securities of $8.4 million and a decrease in net foreign exchange related costs of $7.6 million.

Interest and other income (expense), net, decreased $265.2 million from the nine months ended September 30, 2008 to the nine months ended September 30, 2009. This decrease was primarily a result of a decrease in interest income of $138.3 million due to lower yields on our cash and investment balances and an increase in net foreign exchange related costs of $126.0 million as a result of the increased hedging activities related to exposures in foreign currencies.

The costs of our foreign exchange hedging activities that we recognized to interest and other income (expense), net are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in the remainder of 2009 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(unaudited)
Provision for income taxes	$378.8	$427.6	$1,173.8	$1,266.2
Effective tax rate	22.7%	20.7%	23.4%	21.8%

Our provision for income taxes increased from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, primarily as a result of increases in federal and state income taxes, driven by higher taxable income period over period. Our effective tax rate decreased from the three and nine months ended September 30, 2008 to the three and nine months ended September 30, 2009, primarily because proportionately more of our annual earnings in 2009 compared to 2008 are expected to be realized in countries where we have lower statutory tax rates, partially offset by certain discrete items.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Nine Months Ended September 30,
	2008	2009
	(unaudited)
Net cash provided by operating activities	$5,730.6	$6,584,7
Net cash used in investing activities	(3,502.6)	(3,246.0)
Net cash provided by financing activities	76.5	74.9

At September 30, 2009, we had $22.0 billion of cash, cash equivalents and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds, mortgage-backed securities, and U.S. corporate securities. See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the composition of our cash, cash equivalents and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2008 and September 30, 2009, we had unused letters of credit of $109.9 million and $101.3 million. We believe that our existing cash, cash equivalents, marketable securities and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services, including the impact of changes in customer buying or advertiser spending behavior that may result from the uncertain economic conditions. Also, if the banking system or the financial markets further deteriorate or remain volatile, our investment portfolio may be impacted and the value and liquidity of our investments could be adversely affected. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items including depreciation, amortization, stock-based compensation expense, excess tax benefits from stock-based award activities, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2009 was $6,584.7 million and consisted of net income of $4,546.3 million, adjustments for non-cash items of $1,667.8 million and cash provided by working capital and other activities of $370.6 million. Adjustments for non-cash items primarily consisted of $943.2 million of depreciation and amortization expense on property and equipment, $888.1 million of stock-based compensation expense and $215.6 million of amortization of intangibles and other, partially offset by $288.3 million of deferred income taxes and $64.4 million of excess tax benefits from stock-based award activities. In addition, the increase in cash from changes in working capital activities primarily consisted of a decrease of $313.5 million in prepaid revenue share, expenses and other assets, a net increase in income taxes payable and deferred income taxes of $97.1 million, which includes the same $64.4 million of excess tax benefits from stock-based award activities, and an increase of $57.0 million in accrued revenue share primarily due to the increase in our revenues, partially offset by an increase of $126.7 million in accounts receivable due to the growth in fees billed to our advertisers. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, partially offset by more estimated income taxes paid during the nine months ended September 30, 2009 for the year ending December 31, 2009.

Cash provided by operating activities in the nine months ended September 30, 2008 was $5,730.6 million and consisted of net income of $3,844.4 million, adjustments for non-cash items of $1,694.2 million and cash provided by working capital and other activities of $192.0 million. Adjustments for non-cash items primarily consisted of $898.8 million of depreciation and amortization expense on property and equipment, $833.6 million of stock-based compensation expense and $215.6 million of amortization of intangibles and other, partially offset by $114.8 million of excess tax benefits from stock-based award activities and $124.6 million of deferred income taxes. In addition, the increase in cash from changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $552.7 million, which includes the same $114.8 million of excess tax benefits from stock-based award activities included under adjustments for non-cash items and an increase in accrued expenses and other liabilities of $162.9 million. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued. These increases were partially offset by an increase of $218.3 million in accounts receivable due to the growth in fees billed to our advertisers, a decrease in accounts payable of $152.2 million primarily due to the timing of invoice processing and payments, and an increase of $170.0 million in prepaid revenue share, expenses and other assets.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in the nine months ended September 30, 2009 of $3,246.0 million was attributable to purchases of marketable securities of $19.6 billion and capital expenditures of $588.5 million, partially offset by the net proceeds received from the sales and maturities of marketable securities of $17.0 billion. Cash used in investing activities in the nine months ended September 30, 2008 of $3,502.6 million was attributable to purchases of marketable securities of $7,814.3 million and cash consideration used in acquisitions and other investments of $3,332.6 million, primarily related to the DoubleClick acquisition, and capital expenditures of $1,990.6 million, partially offset by net proceeds received from the sales and maturities of marketable securities of $9,634.9 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions and new products and services, and to support our overall global business expansion, we will make significant investments in data center operations, technology, corporate facilities, and information technology infrastructure in the remainder of 2009 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of September 30, 2009, our remaining contingent obligations related to these acquisitions was approximately $36 million, which if the criteria are met, would be recorded as part of the purchase. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Cash provided by financing activities in the nine months ended September 30, 2009 of $74.9 million was primarily due to excess tax benefits of $64.4 million from stock-based award activities during the period which represented a portion of the $164.1 million reduction to income taxes payable that we recorded in the nine months ended September 30, 2009 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, as well as net proceeds related to stock-based award activities of $10.5 million. Cash provided by financing activities in the nine months ended September 30, 2008 of $76.5 million was primarily due to excess tax benefits of $114.8 million from stock-based award activities during the period which represented a portion of the $198.8 million reduction to income taxes payable that we recorded in the nine months ended September 30, 2008 related to the total direct tax benefit realized from the exercise, sale or vesting of these awards, partially offset by net payments related to stock-based award activities of $38.3 million.

Contractual Obligations

We are obligated under certain agreements to make non-cancelable guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. At December 31, 2008 and September 30, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $1,030.3 million and $303.3 million through 2012.

In addition, we recorded additional long-term taxes payable of $423.9 million in the nine months ended September 30, 2009 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in accordance with accounting principles generally accepted in the U.S. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, research and experimentation tax credits, state taxes, and certain benefits realized related to stock option activities. Our future effective tax rates could be adversely affected by the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities, for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary.” Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent and ability to hold an investment. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income.

Effect of Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. This standard will be effective for us in the first quarter of 2010. We do not expect the adoption will have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. This standard will be effective for us in the fourth quarter of 2009. We do not expect the adoption will have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In addition, the new standard eliminates the use of the residual method of allocation and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue for an arrangement with multiple deliverables. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, if certain requirements are met, revenue arrangements that contain tangible products with software elements that are essential to the functionality of the products are scoped out of the existing software revenue recognition accounting guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We are currently evaluating the impact of the adoption of these accounting standards on our consolidated financial statements.

Available Information

Our web site is located at www.google.com, and our investor relations web site is located at http://investor.google.com. The following filings are available through our investor relations web site after we file them with the Securities and Exchange Commission (SEC): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual stockholder’s meetings (for the last two years). We also provide a link to the section of the SEC’s web site at www.sec.gov that has all of our public filings. Our Annual Reports, Quarterly Reports and Proxy Statements for the last two years are also available for download free of charge on our investor relations web site. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations web site. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations web site. The contents of these web sites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file, and any reference to these web sites are intended to be inactive textual references only.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies. This exposes us to foreign currency risk. We purchase foreign exchange option contracts to reduce the volatility of cash flows primarily related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged revenues are recorded or as interest and other income (expense), net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated or related to an ineffective portion of a hedge is recognized as interest and other income (expense), net, immediately.

At December 31, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.9 billion (or approximately $2.6 billion) and $152.0 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.8 billion) and $277.9 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$229.7 million (or approximately $202.2 million) and $21.8 million. At September 30, 2009, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.1 billion (or approximately $2.8 billion) and $38.1 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.7 billion) and $65.0 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$294.3 million (or approximately $250.7 million) and $6.2 million. These foreign exchange options have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $30 million lower at September 30, 2009, and the total amount of expense recorded as interest and other income (expense), net, would have been approximately $68 million higher in the three months ended September 30, 2009. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $663 million higher at September 30, 2009, and the total amount of expense recorded as interest and other income (expense), net, would have been approximately $60 million higher in the three months ended September 30, 2009.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro, the British pound, and the Japanese yen. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.6 billion and $2.2 billion at December 31, 2008 and September 30, 2009. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $54.2 million and $155.5 million at December 31, 2008 and September 30, 2009. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €630.5 million (or approximately $897.6 million) and €608.8 million (or approximately $890.6 million) at December 31, 2008 and September 30, 2009.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $16 million and $68 million at December 31, 2008 and September 30, 2009. The adverse impact at December 31, 2008 and September 30, 2009 is after consideration of the offsetting effect of approximately $555 million and $437 million from forward exchange contracts in place for the months of December 2008 and September 2009. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., time deposits, money market mutual funds, mortgage-backed securities, and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $83 million and $172 million at December 31, 2008 and September 30, 2009.

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

We regularly review our system of internal control over financial reporting to ensure we maintain an effective internal control environment. As we grow our business and add new product offerings, we continue to create new processes and controls as well as improve our existing environment to increase efficiencies. Improvements may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax, and other matters. Although claims, suits, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand” and “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future” in the “Risks Related to Our Business and Industry” section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

We generated 97% of our revenues in both 2008 and the first nine months of 2009 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

The effects of the recent global economic crisis may impact our business, operating results, or financial condition.

The recent global economic crisis has caused disruptions and extreme volatility in global financial markets and increased rates of default and bankruptcy, and has impacted levels of consumer spending. These macroeconomic developments have negatively affected and may continue to affect our business, operating results, or financial condition in a number of ways. For example, current or potential customers may delay or decrease spending with us, may have difficulty paying us, or may delay paying us for previously purchased products and services. This may also require us to increase our bad debt reserve and may affect how we recognize accounts receivables. In addition, if consumer spending continues to decrease, this may result in fewer clicks on our advertisers’ ads displayed on our web sites and our Google Network members’ web sites. Finally, if the banking system or the financial markets continue to deteriorate or remain volatile, our investment portfolio may be impacted and the value and liquidity of our investments could be adversely affected. A slow or uneven pace of economic recovery will likely continue these trends.

We rely on our Google Network members for a significant portion of our revenues, and we benefit from our association with them. The loss of these members could adversely affect our business.

We provide advertising, web search, and other services to our Google Network members, which accounted for 31% of our revenues in 2008 and 30% of our revenues in the nine months ended September 30, 2009. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, Google Network members, and other partners.

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

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences.

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

Our failure to address these risks or other problems encountered in connection with our past or future acquisitions and investments could cause us to fail to realize the anticipated benefits of such acquisitions or investments, incur unanticipated liabilities, and harm our business generally.

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition. Also, the anticipated benefit of many of our acquisitions may not materialize. For example, we have yet to realize significant revenue benefits from our acquisition of YouTube.

Our international operations are subject to increased risks which could harm our business, operating results, and financial condition.

International revenues accounted for approximately 51% of our total revenues in 2008 and approximately 53% of our total revenues in the first nine months of 2009. More than half of our user traffic came from outside the U.S. in the first nine months of 2009. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

Companies in the internet, technology, and media industries own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we have grown, the intellectual property rights claims against us have increased and may continue to increase. Our products, services, and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle. In addition, to the extent claims against us are successful, we may have to pay substantial monetary damages or discontinue any of our services or practices that are found to be in violation of another party’s rights.

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

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. We currently have three cases pending at the European Court of Justice, which will address questions regarding whether advertisers and search engines can be held liable for use of trademarked terms in keyword advertising. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, Taiwan, and the United Kingdom.

We have also had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe the rights of others. In the U.S. we announced a settlement with the Authors Guild and the Association of American Publishers. However, this class action settlement is subject to approval by the U.S. District Court for the Southern District of New York, and we may be subject to additional claims with respect to Google Book Search both in the U.S. and in other parts of the world. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenues for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

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

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party web sites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

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

If we fail to detect click fraud or other invalid clicks, we could lose the confidence of our advertisers, which would cause our business to suffer.

We are exposed to the risk of fraudulent clicks and other invalid clicks on our ads from a variety of potential sources. We have regularly refunded fees that our advertisers have paid to us that were later attributed to click fraud and other invalid clicks, and we expect to do so in the future. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on a Google AdWords ad displayed on a web site for a reason other than to view the underlying content. While we have implemented systems to identify and reduce fraudulent and invalid clicks, an increase in refunds could negatively affect our profitability and damage our brand.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2009, our founders, executive officers, and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock, and other equity interests representing approximately 71% of the voting power of our outstanding capital stock. In particular, as of September 30, 2009, our two founders and our CEO, Larry, Sergey, and Eric, owned approximately 90% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended September 30, 2009:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
July 1-31	67,682	$12,869	$1,692	$282.47	$190.14	$25.01
August 1-31	95,799	19,581	2,379	286.30	204.40	24.83
September 1-30	—	—	—	—	—	—

Total (except weighted-average amounts)	163,481	$32,450	$4,071	$284.71	$198.50	$24.90

(1)	The TSO program is generally active during regular trading hours for The Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Eric Schmidt, Sergey Brin, and Larry Page) in our TSO program. The following table provides information with respect to sales by our executive officers of TSOs during the three months ended September 30, 2009:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)	(in thousands)
Nikesh Arora	781	$137	$23

Total	781	$137	$23

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: November 4, 2009	By:	/s/ PATRICK PICHETTE
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