Form 10-K
period 2009-12-31
Google Inc.
filed 2010-02-12
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-50726

Google Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0493581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2009, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on The Nasdaq Global Select Market on June 30, 2009) was $97,782,305,918.

At January 29, 2010, there were 243,872,592 shares of the registrant’s Class A common stock outstanding and 74,106,699 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2010 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2009.

Form 10-K

For the Fiscal Year Ended December 31, 2009

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

We generate revenue primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program to promote their products and services with targeted advertising. In addition, the third-party web sites that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenue and enhance the user experience.

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

Our Mission

Our mission is to organize the world’s information and make it universally accessible and useful. We believe that the most effective, and ultimately the most profitable, way to accomplish our mission is to put the needs of our users first. We have found that offering a high-quality user experience leads to increased traffic and strong word-of-mouth promotion. Our dedication to putting users first is reflected in three key commitments:

•

We will do our best to provide the most relevant and useful search results possible, independent of financial incentives. Our search results will be objective, and we do not accept payment for search result ranking or inclusion.

•

We will do our best to provide the most relevant and useful advertising. Advertisements should not be an annoying interruption. If any element on a search result page is influenced by payment to us, we will make it clear to our users.

•	We will never stop working to improve our user experience, our search technology, and other important areas of information organization.

We believe that our user focus is the foundation of our success to date. We also believe that this focus is critical for the creation of long-term value. We do not intend to compromise our user focus for short-term economic gain.

How We Provide Value to Our Users

We serve our users by developing products that quickly and easily find, create, organize, and share information. We place a premium on products that matter to many people and have the potential to improve their lives.

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

Global Access. We strive to provide our services to everyone in the world, and the Google interface is available in 112 languages. Through Google News, we offer an automated collection of frequently updated news stories in 30 languages covering sources from almost 60 countries. We also offer automatic translation of content between various languages and provide localized versions of Google in many developing countries.

Ease of Use. We have always believed that the most useful and powerful search technology hides its complexity from users and gives them a simple, intuitive way to get the information they want. We have devoted significant efforts to creating a streamlined and easy-to-use interface based on a clean search box set prominently on a page free of commercial clutter. We introduce new navigational or informational features when we believe they will be most useful to our users, and only after extensive usability testing and experimentation.

Pertinent, Useful Commercial Information. The search for information often involves an interest in commercial information—researching a purchase, comparing products and services, or actively shopping. We help people find commercial information through our search services and advertising products. We also present advertisements that are relevant to the information people seek. Our technology automatically rewards ads that users prefer and removes ads that they do not find helpful.

Multiple Access Platforms. The mobile phone is the primary way that many people around the world access the internet. We have continued to invest in improving mobile search and have introduced applications that allow users to access search, email, maps, directions, and satellite imagery through their mobile devices.

Improving the Web. We want to make the web experience as good as possible for users around the world. This includes providing platforms for developers to build, deploy, and run increasingly rich applications. For users, we are investing in areas to improve their experience in using web-based applications, including making browsers more stable and powerful.

Products and Services for our Users

Our product development philosophy involves rapid and continuous innovation, with frequent releases of early-stage products that we then iterate and improve. We often make products available early in their development stages by posting them on Google Labs, at test locations online, or directly on Google.com. If our users find a product useful, we promote it to “beta” status for additional testing. Once we are satisfied that a product is of high quality and utility, we remove the beta label and make it a core Google product. Our main products and services are described below.

Google.com—Search and Personalization

We are focused on building products and services on our web sites that benefit our users and let them find relevant information quickly and easily. These products and services include:

Google Web Search. In addition to providing easy access to billions of web pages, we have integrated special features into Google Web Search to help people find exactly what they are looking for on the web. The Google.com search experience also includes items like:

•	Search Options Panel—helps users slice and dice their results across dimensions like time and genre.

•	Rich Snippets—gives users convenient summary information about their search results at a glance, such as the number of stars in a review, or the scheduled times for events.

•	Music Search—allows users to find and play music by song, album, artist, or lyrics.

•	Real-Time Search—blends a live stream of up-to-the-minute content from microblogs and frequently updated sources right on the search results page.

•	Google Suggest—shows related query suggestions as users type searches in 153 domains and 52 languages.

•

Search Personalization—gives users more relevant results based on their previous signed-on search history or, alternatively, based on anonymous cookies stored on their access device if they are signed-out.

•	Advanced Search Functionality—enables users to construct more complex queries, for example by using Boolean logic or restricting results to languages, countries, or web sites.

•	Web Page Translation—supports 51 languages and automatically translates between any two of these languages, with a total of 2,550 language translation pairs.

•	Integrated Tools—such as a spell checker, a calculator, a dictionary, and currency and measurement converters.

•	Cached Links—provides snapshots of web pages taken when the pages were indexed, letting users view web pages that are no longer available.

•	Movie, Music and Weather Information—enables users to quickly and easily find movie reviews and show times, information about artists, songs and albums, and weather conditions and forecasts.

•

News, Finance, Maps, Image, Video, Book, Blogs and Groups Information—Users are often best served by different types of results. When relevant, we also search display results from other Google products including Google News, Google Finance, Google Maps, Google Images, Google Videos, Google Books, Google Blog Search, Google Product Search, and Google Groups.

Google Images. Google Images is our searchable index of images found across the web. To extend the usefulness of searching for images, we offer additional features, such as searching by image size, format, coloration, and image type, such as photos, clipart, faces, and line drawings.

Google Books. Google Books lets users search the full text of a library-sized collection of books to discover books of interest and to learn where to buy or borrow them. Through this program, publishers can host their content and show their publications in our search results. We also work closely with participating libraries to digitize all or part of their collections to create a full-text searchable online card catalog. Google Books links bring users to pages containing bibliographic information and several sentences of the search term in context, sample book pages, or full text, depending on author and publisher permissions and book copyright status. To date, we have scanned and indexed over 12 million books for search. Last summer we publicly announced our plans to sell our publisher partner’s electronic books, or ebooks, in an open platform direct to consumers and through retail and device partners. We plan to launch this ebook platform in 2010. We are working on obtaining court approval for a settlement agreement reached with the Authors Guild and the Association of American Publishers over lawsuits in the U.S. over Google Books. If the court approves this settlement, millions more in-copyright books will be accessible to our users. Many books will be available for purchase even if they are out of print, expanding the market for authors and publishers to earn money from their works.

Google Scholar. Google Scholar provides a simple way to do a broad search for relevant scholarly literature including peer-reviewed papers, theses, books, abstracts, and articles. Content in Google Scholar is taken from academic publishers, professional societies, preprint repositories, universities, and other scholarly organizations.

Google Finance. Google Finance provides a simple user interface to navigate and visualize complex financial information in an intuitive manner, including linking together different data sources, such as news events overlayed on stock price.

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

Google Videos. Google Videos is our searchable index of videos found across the web. To extend the usefulness of searching for videos, we offer additional features such as searching by video format, quality, length, and more.

Google Blog Search. Google Blog Search enables users to search the blogging universe more effectively and find out users’ opinions on a wide variety of subjects. The Google Blog Search index includes every blog that publishes a site feed. Blogs are web pages usually made up of short, informal, and frequently updated posts that are arranged chronologically.

iGoogle and Personalized Search. iGoogle connects users to the information that is most useful and important to them in an easy-to-use and customizable format. Users add gadgets and themes created by Google and developers to create a powerful and personalized homepage and arrange the content the way they want. iGoogle and Personalized Search also include social features, which gives our users better content and search results based on their social graph as well as what they have searched for in the past, making it easier to quickly find the information that is more relevant to them. Users can also view and manage their history of past searches and the results they have clicked on, and create bookmarks with labels and notes.

Google Product Search. Google Product Search helps users find and compare products from merchants and directs users to where they can buy these products. Users can search for product information that is submitted electronically by sellers or automatically identified by Google software.

Google Merchant Center. Google Merchant Center lets merchants submit product listings that they want to share on Google web sites. Merchants can describe and assign attributes to the information they submit and Google uses this descriptive content to better target search results to what users are looking for.

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

Google Trends. Google Trends provides users with the ability to track the popularity of keyword searches over time on Google. Users can simply type in any search or compare multiple keyword searches, including people, places, or news events to observe the relative search interest over time from all over the world.

Google Music Search. Google Music Search provides a fast and easy “click-to-play” music discovery service for users searching for music. By entering an artist, album, or song search into Google, users can click the play button on the search results page to preview the song instantly in the music player provided by our music partners.

Google Webmaster Tools. Google Webmaster Tools enables webmasters to understand their sites’ performance in Google’s search results. Rich data and diagnostics provide insight into top search queries, site performance, and potential problems such as crawl errors and malware. In turn, higher-quality web sites improve Google’s ability to crawl and index the web and provide more relevant results.

Applications

Information created by a single user becomes much more valuable when shared and combined with information from other people or places. Therefore our strategy for products we develop in this space is simple: develop tools for our users to create, share, and communicate any information generated by the user, thus making the information more useful and manageable. Examples of products we have developed with this strategy in mind include:

Google Docs. Google Docs allows our users to create, view, edit, and share documents, spreadsheets, and presentations from anywhere using a browser. Consumers and business users value the ability to use Google server storage and backup as the foundation of this product as it allows them to access their personal and shared content from any internet-connected device and reduces their dependence on a single physical computer or laptop storage system. Collaborative editing, uploading any file type, controlled sharing, data collection using custom forms, and open export of data in a variety of open formats are among the expanded features which differentiate Google Docs.

Google Calendar. Google Calendar is a free online shareable calendar service that allows users to keep track of the important events, appointments, and special occasions in their lives and share this information with anyone they choose.

Gmail. Gmail is Google’s free webmail service that comes with built-in Google search technology to allow searching of emails and over seven gigabytes of storage, allowing users to keep their important messages, files, and pictures. We serve small text ads that are relevant to the messages in Gmail.

Google Groups. Google Groups is a free service that helps groups of people connect to information and people that have interest in them. Users can discuss topics with each other by creating mailing lists and discussion forums.

Google Reader. Google Reader is a free service that lets users subscribe to feeds and receive updates from multiple web sites in a single interface. Google Reader also allows users to share content with others, and functions with many types of media and reading-styles.

orkut. orkut enables users to search and connect to other users through networks of trusted friends. Users can create a profile and a personal mailbox, post photos, and join or manage online communities.

Blogger. Blogger is a web-based publishing tool that lets people publish to the web instantly using blogs.

Google Sites. Google Sites allows users to easily create, update, and publish content online without technical expertise, with control over who can see and update the site. Google Sites supports a variety of information such as videos, calendars, presentations, spreadsheets, discussions, and texts.

YouTube. YouTube is an online community that lets users worldwide upload, share, watch, rate, and comment on videos, from user generated to niche professional to premium videos. In addition, YouTube offers a range of video and interactive formats for advertisers to reach their intended audience.

Client

Google Toolbar. Google Toolbar is a free application that adds a Google search box to web browsers (Internet Explorer and Firefox) and improves the user experience through features such as a pop-up blocker, that blocks pop-up advertising, translate, which enables users to automatically translate web pages in 40 languages, Sidewiki, which allows users to add high quality content to a sidebar next to a web page, an autofill feature that completes web forms with information saved on a user’s computer, and customizable buttons that let users search their favorite web sites and stay updated on their favorite feeds.

Google Chrome. Google Chrome is an open-source browser for Windows, Mac, and Linux that combines a minimal design with technologies to make the web faster, safer, and easier to navigate.

Google Chrome OS. Google Chrome OS is an open source operating system for users who spend most of their time on the web. Google Chrome OS is built around the core tenets of speed, simplicity, and security. Google is working with several original equipment manufacturers to bring computers running Google Chrome OS to users in 2010.

Google Pack. Google Pack is a free collection of safe and useful software programs from Google and other companies that improve the user experience online and on the desktop. It includes programs that help users browse the web faster and remove spyware and viruses.

Picasa. Picasa is a free service that allows users to view, manage, and share their photos. Picasa enables users to import, organize, and edit their photos, and upload them to Picasa Web Albums where the photos can be shared with others on the internet.

Google Desktop. Google Desktop lets people perform a full-text search on the contents of their own computer, including email, files, instant messenger chats, and web browser history. Users can view web pages they have visited even when they are not online.

Google GEO—Maps, Earth and Local

Google Local Search. Google Local Search powers local queries on Google.com, Google Maps, Google Earth, and mobile. Google Local Search provides a comprehensive search experience by combining business listings with the best sources of ratings, reviews, photos, and other information on the web. Google also offers the Local Business Center as a way for businesses to “claim” their business on Google, verify their data, and provide additional information such as web site, hours of operation, photos, videos, and real-time updates.

Google Maps. Google Maps helps users explore the world from their desktop or phone using global mapping data, satellite imagery, and Google Street View imagery. Google provides its own map data for the U.S. and certain other countries, including more than 181 countries and territories where users author and improve Google Maps using Google Map Maker. Google Maps includes Smart Maps, which labels the most prominent places, businesses, and attractions directly onto the map, and Google Transit, which provides up-to-date information on local transit options in more than 200 cities around the world. We display relevant targeted ads for searches done through Google Maps.

Panoramio. Panoramio enables users to upload photos and locate them on the earth using Google Maps. These photos are then incorporated into Maps, Earth, Local Search, and Place Pages.

Google Earth. Google Earth offers an immersive, three-dimensional (3D) way to explore our mapping data and imagery. Google Earth includes detailed maps of the earth’s ocean floors and Sky, an astronomical imagery library with images of over 100 million stars and 200 million galaxies.

Google SketchUp, Google 3D Warehouse and Google Building Maker. Google SketchUp is a free tool that enables users to model buildings in 3D. Using Google 3D Warehouse, SketchUp can be used as a tool for populating Google Earth with 3D building models. We sell the Pro version of this tool. which includes additional features, to professional designers. Building Maker allows users to easily create 3D models directly in a web browser.

Android and Google Mobile

Android. Android is a free, open-source mobile software platform that allows developers to create applications for mobile devices and for handset manufacturers to install. Android is being developed with the Open Handset Alliance, a business alliance of 65 technology and mobile companies, with the goal of providing consumers a less expensive and more powerful mobile experience. Today, there are 26 Android devices supported by 60 carriers in 49 countries and 19 languages. We also recently launched the Nexus One, an Android handset sold by Google directly to consumers.

Google Mobile. Google Mobile extends our products and services by providing mobile-specific features, including voice input and location-based technology, to mobile phone users. Specific areas of focus include:

Mobile Search. Our mobile-specific search technologies include:

•	Search by Voice—using their phone’s speaker and microphone, users can speak their queries to Google in English, Mandarin, or Japanese.

•	Search by Sight—using their phone’s digital camera to take pictures, users can search for objects using images instead of words.

•	Search by Location—using their phone’s GPS, users can instantly find the closest and most popular places nearby directly from the Google Mobile homepage—without typing a single character.

Mobile Applications. Google Mobile optimizes the majority of Google’s applications for mobile phones in both browser and downloadable form. Two of our most popular mobile applications include Gmail and Maps.

Mobile Ads. We offer mobile ad products spanning our advertiser and publisher-focused efforts, Google AdWords, and Google AdSense. Specific mobile ad optimizations include:

•	Smartphone Targeting—advertisers can now check a single box inside of AdWords to target their advertising campaigns at mobile phones like Android devices and the iPhone.

•	AdSense for Mobile Apps—mobile developers and publishers can now integrate targeted advertising directly into their Android or iPhone applications.

Google Checkout

Google Checkout is a service we offer our users, merchants, and advertisers to make online shopping and payments more streamlined and secure. For users, Google Checkout provides a friendly interface to make payments without disclosing their credit card numbers or other sensitive financial information, and to maintain a centralized record of all their purchases. For merchants, Google Checkout provides a payment mechanism that has industry-leading fraud prevention, and increased conversion and transaction completion rates.

Google Labs

Google Labs is our test bed for our engineers and adventurous Google users. On Google Labs, we post product prototypes and solicit feedback on how the technology could be used or improved. Current Google Labs examples include Fast Flip, a Google News feature that delivers fast overviews of headline pages of top newspapers in rich visual format, and Google Image Swirl, a new experimental feature that organizes images into visually and semantically related groups and presents them in an exploratory interface.

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

Text-Matching Techniques. Our technology employs text-matching techniques that compare search queries with the content of web pages to help determine relevance. Our text-based scoring techniques do far more than count the number of times a search term appears on a web page. For example, our technology determines the proximity of individual search terms to each other on a given web page, and prioritizes results that have the search terms near each other. Many other aspects of a page’s content are factored into the equation, as is the content of pages that link to the page in question. By combining query independent measures such as PageRank with our text-matching techniques, we are able to deliver search results that are relevant to what users are trying to find.

Infrastructure. We provide our products and services using our own software and hardware infrastructure, which provides substantial computing resources at low cost. We currently use a combination of off-the-shelf and custom software running on clusters of commodity computers. Our considerable investment in developing this infrastructure has produced several benefits. This infrastructure simplifies the storage and processing of large amounts of data, eases the deployment and operation of large-scale global products and services, and automates much of the administration of large-scale clusters of computers. Although most of this infrastructure is not directly visible to our users, we believe it is important for providing a high-quality user experience. It enables significant improvements in the relevance of our search and advertising results by allowing us to apply superior search and retrieval algorithms that are computationally intensive. We believe the infrastructure also shortens our product development cycle and lets us pursue innovation more cost effectively.

How We Provide Value to Our Advertisers and Content Owners

Google AdWords

For advertisers seeking to market their products and services to consumers and business users over the internet, we offer Google AdWords, an auction-based advertising program that lets advertisers deliver relevant ads targeted to search queries or web content across Google sites and through the web sites of our Google Network, which is the network of third parties that use our advertising programs to deliver relevant ads with their search results and content. The Google Network is also increasingly encompassing different forms of media as well, including content providers who use our advertising programs to deliver ads in online video, television and radio broadcasts. AdWords is accessible to advertisers in 41 different interface languages.

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

Return on Investment. Many advertising dollars are spent delivering messages in an untargeted fashion, and payment for these advertisements is not tied to performance. AdWords shows ads only to users seeking information related to what the advertisers are selling, and advertisers choose how much they want to pay when a user clicks on their ad. Because we offer a simple ad format, advertisers can also avoid incurring significant costs associated with creating ads. As a result, even small advertisers find AdWords cost-effective for connecting with potential customers. In addition, advertisers can create many different ads, increasing the likelihood that an ad is suited to a user’s search. Users can find advertisements for what they are seeking, and advertisers can find users who want what they are offering.

Branding. In addition to our cost-per-click pricing model, we also allow advertisers to pay on a cost-per-impression basis on the Google Network. We also offer Placement Targeting, a service that lets advertisers target specific web sites with text and display ads, so that they can more effectively reach specific sets of customers. In addition to targeting sites by content, advertisers can choose placements on sites based on user demographic attributes. To protect user privacy, we use only third-party opt-in panel data to map the demographics of sites in our networks. Placement Targeting is an auction-based system where placement targeted ads compete with keyword-targeted ads in the same auction.

Access to the Google Search and Content Network. We serve AdWords ads on Google properties, our syndicated search partners’ web sites, and the millions of third-party web sites that make up the Google Network. As a result, we can offer extensive search and content inventory on which advertisers can advertise. Apart from keyword-based ads targeted to search queries and Placement Targeting, we also offer advertisers an effective contextual advertising option—Content Targeting—that displays their ads on relevant content pages across our network of partner sites and products. As a result, AdWords advertisers can target users on Google properties and on search and content sites across the web. This gives advertisers increased exposure to users who are likely to be interested in their offerings. The Google Network significantly enhances our ability to attract interested advertisers.

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

•

Quality-Based Bidding. Advertisers’ keywords are assigned dynamic first page bids based on their Quality Score—the higher the Quality Score, the lower the first page bid. This rewards advertisers with relevant keywords and ads.

•	Budgeted Delivery. Advertisers can set daily budgets for their campaigns and control the timing for delivery of their ads.

•

AdWords Discounter. This feature gives advertisers the freedom to increase their maximum cost-per-click because it automatically adjusts pricing so that they never pay more than the minimum amount required to exceed the rank of the next ranked ad.

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

Global Support. We provide customer service to our advertiser base through our global support organization. AdWords is available on a self-service basis with email and real-time chat support. At certain spending levels and through certain signup channels, phone support is also available. Advertisers with more extensive needs and advertising budgets can request strategic support services, which include an account team, to help them set up and manage their campaigns. Depending on geography, we accept bank and wire transfers, direct debit, and local debit cards carrying the Visa and MasterCard logos. We also accept payment through international credit cards. For selected advertisers, we offer several options for credit terms and monthly invoicing. We accept payments in over 40 currencies.

Google AdSense

We are enthusiastic about helping content owners monetize their content, which facilitates the creation of better content to search. If there is better content on the web, users are likely to do more searches, and we expect that will be good for our business and for users. Our Google AdSense program enables web sites that are part of the Google Network to deliver AdWords ads that are relevant to the search results or content on their pages. In addition to AdWords, we also surface non-search AdSense inventory (the Content Network) on the DoubleClick Ad Exchange, allowing certified third party display ad networks to compete with AdWords ads for AdSense inventory. We share most of the revenue generated from ads shown by a Google Network member with that member. The key benefits we offer to Google Network members include:

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

•

Improved User Satisfaction. Many web sites are cluttered with intrusive or untargeted advertising that may distract or confuse users and may undermine users’ ability to find the information they want. Some web sites have adopted practices we consider to be abusive, including pop-up ads or ads that take over web pages. We believe these tactics can cause dissatisfaction with internet advertising and reduce use of the internet overall. Our AdSense program extends our commitment to improving the overall web experience by enabling web sites to display AdWords ads in a fashion that we believe users find useful rather than disruptive.

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

Google AdSense for Content. Google AdSense for content lets web sites generate revenue from advertising by serving relevant AdWords ads targeted to web content. Web sites can use our automated sign-up process to quickly display AdWords ads on their sites. Under this program, we use automated technology to analyze the meaning of the content on the web site and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their web sites for our AdWords content. AdSense for content allows a variety of ad types to be shown, including text ads, display ads such as image ads and video ads, and link units (which are sets of clickable links to topic pages related to page content). We share the majority of the revenues generated from these ads with the Google Network members that display the ads. Important AdSense for content features include:

•	Ad Format. Web sites can customize the format of texts ads will appear on their site, including the text color, size, and font.

•

Ad Filters. Web sites can block competitive ads, or other ads they want to keep off their site, simply by telling us which URLs to block. They can also review Placement Targeted ads before they appear on their site and block certain categories of ads.

•	Reports. Publishers can view customizable reports about their AdSense performance.

•

Sensitive Content Filters. At times, certain ads may be inappropriate for some pages. For example, Google automatically filters out ads that would be inappropriate on a news page about a catastrophic event.

Google AdSense for Domains. Google AdSense for Domains allows owners of undeveloped domains that receive traffic from users typing generic terms into browsers or search to generate revenue from relevant advertising.

Google AdSense for Mobile. AdSense for Mobile allows publishers of web sites for mobile phones to generate revenue for their content by inserting relevant AdWords text and display ads on their web sites.

Google AdSense for Mobile Applications. For developers creating applications for high-end mobile phones, such as the iPhone or Android-based phones, AdSense for Mobile Applications allows them to generate revenue by showing relevant advertising in their applications.

Google AdSense for Video. For web sites with video content, AdSense for Video allows the web site to generate revenue from their video content by inserting relevant AdWords text and video ads within their videos.

Google AdSense for Feeds. AdSense for Feeds is a free program that allows publishers to monetize their feeds through text ads targeted to the content of the feed. Feeds are content streams that users subscribe to that contain structured data such as stock and financial information, web blog posts, and weather reports.

Google AdSense for Games. AdSense for Games allows web-based game developers to generate revenue by inserting relevant advertising within their games.

Google Television Ads. Google Television Ads is a product that allows advertisers to use their AdWords account to create television campaigns. Advertisers can use our online advertising platform to place and monitor the effectiveness of their television ads, enhancing relevance and accountability.

Display Advertising

Display advertising comprises the videos, images, banners, Adobe Flash, and other interactive ads that run across the web. Today Google serves display ads across the Google Network. We also offer a variety of display ads such as videos, images, and Flash ads on YouTube. Our goal across both the Google Network and YouTube is to deliver the best possible performance for advertisers.

With our acquisition of DoubleClick, we also provide ad serving technology to publishers, agencies, and advertisers, which is the infrastructure that enables billions of ads to be served each day across the web. Buying and selling display advertising is still a very complicated process, and we plan to simplify that process through the evolution of these platforms.

Finally, we recently launched the DoubleClick Ad Exchange to create an open marketplace for the trading of display ad space. This will open up the display ecosystem for participants of all sizes.

The Technology Behind Google’s Advertising Programs

Our AdWords and AdSense programs serve millions of relevant, targeted ads each day based on search terms users enter or content they view on the web. The key elements of our advertising technology include:

Google AdWords Auction System. The Google AdWords auction system lets advertisers automatically deliver relevant, targeted advertising. Every search query we process involves the automated execution of an auction, resulting in our advertising system often processing hundreds of millions of auctions per day. To determine whether an ad is relevant to a particular query, this system weighs an advertiser’s willingness to pay for prominence in the ad listings (the cost-per-click or cost-per-impression bid) and interest from users in the ad as measured by the click-through rate and other factors. Our Quality-based bidding system also assigns first page bids to advertiser keywords based on the Quality scores of those keywords—the higher the Quality score, the lower the first page bid. The Quality score is determined by an advertiser’s keyword click-through rate, the relevance of the ad text, historical keyword performance, the quality of the ad’s landing page and other relevancy factors. This prevents advertisers with irrelevant ads from “squatting” in top positions to gain exposure, and rewards more relevant, well-targeted ads that are clicked on frequently. Because we are paid only when users click on ads, the AdWords ranking system aligns our interests with those of our advertisers and our users. The more relevant and useful the ad, the better for our users, for our advertisers and for us.

The AdWords auction system also incorporates the AdWords Discounter, which automatically lowers the amount advertisers actually pay to the minimum needed to maintain their ad position. Consider a situation where there are three advertisers—Pat, Betty and Joe—each bidding on the same keyword for ads that will be displayed on Google.com. These advertisers have ads with equal click-through rates and bid $1.00 per click, $0.60 per click and $0.50 per click, respectively. With our AdWords discounter, Pat would occupy the first ad position and pay only $0.61 per click, Betty would occupy the second ad position and pay only $0.51 per click, and Joe would occupy the third ad position and pay only $0.01 per click. The AdWords discounter saves money for advertisers by minimizing the price they pay per click, while relieving them of the need to constantly monitor and adjust their cost-per-click. Advertisers can also experience greater discounts through the application of our smart pricing technology, which can reduce the price of clicks for ads served across the Google Network based on the expected value of the click to the advertiser.

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

•

DoubleClick Ad Exchange. The DoubleClick Ad Exchange connects advertisers, agencies, and networks with online publishers to improve yield for sellers and campaign performance and return on investment for buyers.

YouTube. YouTube offers video ads solutions to advertisers that provide advertisers with a way to promote their content to the YouTube community as well as to associate themselves with content being watched by their target audience. YouTube offers analytic tools to help advertisers understand their audience and derive general business intelligence. The key solutions provided by YouTube include:

•	Promoted Videos. Promoted videos allows advertisers of any size to use a self-service tool to reach users who are interested in their content, products, or services.

•	YouTube Homepage Ads. These video ads enable advertisers to upload and promote their videos on the YouTube homepage, using several interactive formats.

•	Engagement Programs and Contests. These programs enable a sponsored thematic experience often using user and partner videos to present viewers with a branded experience.

•	Display and Linear ads. These ads including traditional branded display, linear ads, and video overlay ads, let advertisers monetize video playback and share money with the content owner.

•	Click to Buy. Click to buy allows advertisers to create a marketplace for items driven from the video playback.

Google Enterprise

Schools and businesses continue moving towards web-based applications and away from licensed software. Since web-based applications require minimal up-front investment, businesses can pay as they use them and receive automatic updates.

Through Google Apps, we provide hosted, web-based applications for businesses, schools, and nonprofit organizations. In addition, we provide our search technology for use within enterprises through the Google Search Appliance and on their public-facing sites with Google Site Search and Google Commerce Search. Finally, we provide versions of our Google Maps API (hosted) for businesses as well as Google Earth Enterprise, a behind-the-firewall software solution for imagery and data visualization.

Google Apps. Google Apps provides hosted communication, collaboration, and security tools for organizations such as businesses, governments, and schools. Google Apps includes messaging features such as Gmail, Google Calendar, and Google Talk, and Google Groups collaboration features such as Google Docs, Google Video, Google Sites, and eDiscovery/Compliance powered by Postini. Google Apps is available in Standard, Education, Partner, and Premier Editions. Postini services are hosted security and archiving solutions for businesses that work with Google Apps or any mail server.

Google Search Appliance. The Google Search Appliance family of products serves businesses of all sizes, ranging from small businesses (with the Google Mini) as well as larger organizations and government agencies with the Search Appliance. Some features of the Google Search Appliance include integration with advanced corporate security protocols, integration with other enterprise applications, such as content management systems, portals and other systems, and real-time search of business applications. The Google Search Appliance is available in three models, tiered by the quantity of information to be searched: the Google Mini for small business, the GB-7007 for mid-size document counts, and the GB-9009, with the ability to search billions of documents. The appliances search customer-facing web sites and company-wide intranet applications and support centralized deployments for global business units.

Google Site Search. The Google Site Search product is based on the popular Google Custom Search Engine (CSE) and offers businesses the performance and quality of Google search for their web site while giving them control of branding, positioning, and API access to ensure a full and rich integration.

Google Commerce Search. Google Commerce Search is a powerful hosted search solution designed specifically with online retail enterprises in mind. Leveraging the Google Product Search backend infrastructure, Google Commerce Search provides online retailers fast, accurate, attribute-based search with high reliability and low latency at a fraction of the cost of traditional on premise systems.

Google Maps API Premier. Google Maps API Premier makes it easy for companies to include fully interactive Google Maps on their public and internal web sites. The Maps API helps an enterprise’s customers and employees make the right business and purchasing decisions by visualizing important information on a familiar map, internally and on external sites.

Google Earth Enterprise. Google Earth Enterprise offerings let business users visualize their data in a geographic context, and create a common operating picture for employees and viewers. Google Earth Pro, a downloadable application, lets users overlay company-specific data and information in Google Earth for presentation to internal and external users. Google Earth Enterprise lets companies integrate large amounts of proprietary geographic data, satellite imagery, and terrain data with Google Earth content, and visualize the data in Google Maps or 3D Google Earth globes, either behind the company firewall or integrated with public systems or the internet.

Sales and Support

We have put significant effort into developing our sales and support infrastructure. We have over 65 offices in over 30 countries, the large majority of which includes sales people. We deploy specialized sales teams across vertical markets. We bring businesses into our advertising network through both online and direct sales channels. We work to use technology and automation wherever possible to improve the experience for our advertisers and to grow our business cost-effectively. The vast majority of our advertisers use our automated online AdWords program to establish accounts, create ads, target users, and launch and manage their advertising campaigns. Our direct advertising sales team focuses on attracting and supporting companies around the world with the largest advertising budgets. Our AdSense program follows a similar model. Most of the web sites in the Google Network sign up for AdSense using an automated online process. Our direct sales force focuses on building AdSense relationships with leading internet companies. Our display program, which includes DoubleClick and YouTube, also follows a similar model. Most advertisers and publishers sign up using an automated online process. Our direct sales force focuses on attracting and supporting advertisers and publishers around the world. Our global support organization concentrates on helping our advertisers and Google Network members get the most out of their relationship with us.

Marketing

We have always believed that building a trusted, highly-recognized brand begins with providing high-quality products and services that make a notable difference in people’s lives. Our user base has grown primarily by word-of-mouth. Our early marketing efforts focused on feeding this word-of-mouth momentum and used public relations efforts to accelerate it. Through these efforts and people’s increased usage of Google worldwide, we have been able to build our brand with relatively low marketing costs as a percentage of our revenues. Today, we use the quality of our own products and services as our most effective marketing tool, and word-of-mouth momentum continues to drive consumer awareness and user loyalty worldwide. We also engage in targeted marketing efforts, such as those we deliver to our advertising clients, designed to inform potential advertisers, Google Network members, and enterprises of the benefits they can achieve through Google as well as targeted consumer marketing in certain geographies. In addition, we sponsor industry conferences and have promoted the distribution of Google products to internet users in order to make our search services easier to access.

Competition

Our business is characterized by rapid change and converging, as well as new and disruptive, technologies. We face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising. We face competition from:

•	Traditional search engines, such as Yahoo! Inc. and Microsoft Corporation’s Bing.

•

Vertical search engines and e-commerce sites, such as WebMD (for health queries), Kayak (travel queries), Monster.com (job queries), and Amazon.com and eBay (commerce). We compete with these sites because they, like us, are trying to attract users to their web sites to search for product or service information, and some users will navigate directly to those sites rather than go through Google.

•

Social networks, such as Facebook, Yelp, or Twitter. Some users are relying more on social networks for product or service referrals, rather than seeking information through traditional search engines.

•	Other forms of advertising. We compete against traditional forms of advertising—such as television, radio, newspapers, magazines, billboards, and yellow pages—for ad dollars.

•

Mobile applications. As the mobile application ecosystem develops further, users are increasingly accessing e-commerce and other sites through those companies’ stand-alone mobile applications, instead of through search engines.

•

Providers of online products and services. We also provide a number of online products and services, including Gmail, YouTube, and Google Docs, that compete directly with new and established companies that offer communication, information, and entertainment services integrated into their products or media properties.

We compete to attract and retain users of our search and communication products and services. Most of the products and services we offer to users are free, so we do not compete on price. Instead, we compete in this area on the basis of the relevance and usefulness of our search results and the features, availability, and ease of use of our products and services.

Neither our users nor our advertisers are locked in to Google. For users, other search engines are literally one click away, and there are no costs to switching search engines. Our advertisers typically advertise in multiple places, both online and offline. We compete to attract and retain content providers (Google Network members, as well as other content providers for whom we distribute or license content) primarily based on the size and quality of our advertiser base, our ability to help these partners generate revenues from advertising, and the terms of the agreements.

Intellectual Property

We rely on a combination of patent, trademark, copyright, and trade secret laws in the U.S. and other jurisdictions as well as confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We also enter into confidentiality and invention assignment agreements with our employees and consultants and confidentiality agreements with other third parties, and we rigorously control access to proprietary technology.

Google, YouTube, DoubleClick, DART, AdSense, AdWords, Gmail, I’m Feeling Lucky, PageRank, Blogger, orkut, Picasa, SketchUp, and Postini are registered trademarks in the U.S. Our unregistered trademarks include, Blog*Spot, Jaiku, Android, Open Handset Alliance, OpenSocial, Panoramio, and Knol.

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

Companies in the internet, technology, and media industries own large numbers of patents, copyrights, and trademarks and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition, the possibility of intellectual property claims against us grows. Our technologies may not be able to withstand any third-party claims or rights against their use.

Government Regulation

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business on the internet. In addition, laws and regulations relating to user privacy, freedom of expression, content, advertising, information security, and intellectual property rights are being debated and considered for adoption by many countries throughout the world. We face risks from some of the proposed legislation that could be passed in the future.

In the U.S., laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, which include actions for libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted, or the content generated by users. Certain foreign jurisdictions are also testing the liability of providers of online services for activities of their users and other third parties. Any court ruling that imposes liability on providers of online services for activities of their users and other third parties could harm our business.

A range of other laws and new interpretations of existing laws could have an impact on our business. For example, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing, linking, or hosting third-party content that includes materials that infringe copyrights. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Similarly, the application of existing laws prohibiting, regulating, or requiring licenses for certain businesses of our advertisers, including, for example, online gambling, distribution of pharmaceuticals, adult content, financial services, alcohol, or firearms, can be unclear. Application of these laws in an unanticipated manner could expose us to substantial liability and restrict our ability to deliver services to our users.

We also face risks due to government failure to preserve the internet’s basic neutrality as to the services and sites that users can access through their broadband service providers. Such a failure to enforce network neutrality could limit the internet’s pace of innovation and the ability of large competitors, small businesses, and entrepreneurs to develop and deliver new products, features, and services, which could harm our business.

We are also subject to federal, state, and foreign laws regarding privacy and protection of user data, including personal health records. We post on our web site our privacy policies and practices concerning the use and disclosure of user data. Any failure by us to comply with our posted privacy policies or privacy related laws and regulations could result in proceedings against us by governmental authorities or others, which could potentially harm our business. In addition, the interpretation of data protection laws, and their application to the internet, in Europe and other foreign jurisdictions is unclear and in a state of flux. There is a risk that these laws may be interpreted and applied in conflicting ways from country to country and in a manner that is not consistent with our current data protection practices. Complying with these varying international requirements could cause us to incur additional costs and change our business practices. Further, any failure by us to protect our users’ privacy and data could result in a loss of user confidence in our services and ultimately in a loss of users, which could adversely affect our business.

In addition, because our services are accessible worldwide, certain foreign jurisdictions have claimed and others may claim that we are required to comply with their laws, even where we have no local entity, employees, or infrastructure.

Culture and Employees

We take great pride in our culture. We embrace collaboration and creativity and encourage the iteration of ideas to address complex technical challenges. Transparency and open dialog are central to us, and we like to make sure that company news, whether about product launches, industry news and innovations, or organizational changes, reaches our employees first through internal channels like weekly TGIF meetings, Tech Talks, blogs, and messages from leadership.

We have evolved into a software, technology, internet, mobile, advertising, and media company all rolled into one. We take technology innovation very seriously and compete aggressively for talent across the globe. We strive to hire the best computer scientists and engineers to help us solve very significant challenges across systems design, artificial intelligence, machine learning, data mining, networking, software engineering, testing, distributed systems, cluster design, and other areas. We work hard to provide an environment where these talented people can have fulfilling jobs and produce technological innovations that have a positive effect on the world through daily use by millions of people.

Despite our rapid growth, we still cherish our roots as a startup, and we give employees the freedom to act on their ideas regardless of their level within the company. This spirit has spurred some of our most impactful global initiatives, including Google Flu Trends, which uses search data to estimate global flu activity, GoogleServe, our annual company-wide community service event, and products like Google News, orkut, and Android.

We aim to reflect the globally diverse audience of our products in our employee population and believe that we can serve our users better when we foster diverse perspectives and ideas within the company. We provide very significant rewards for individuals and teams that provide great value to us, our advertisers, and our users. The commitment to maintaining and enhancing these programs year after year supports Google’s culture of innovation and performance and also keeps employee interests aligned with those of the company.

At December 31, 2009, we had 19,835 employees, consisting of 7,443 in research and development, 7,338 in sales and marketing, 2,941 in general and administrative and 2,113 in operations. All of Google’s employees are also equityholders, with significant collective employee ownership.

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

Risks Related to Our Business and Industry

We face intense competition.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs and frequent introductions of new products and services. We have many competitors in different industries, including traditional search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and web sites. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising, and web based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and Google Network members, are not appropriately timed with market opportunities, or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

We generate our revenues almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 97% of our revenues in both 2008 and 2009 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, Google Network members, and other partners.

The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers, Google Network members, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. Our brand may be negatively impacted by a number of factors, including service outages, product malfunctions, and data privacy and security issues. If we fail to maintain and enhance the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results, and financial condition will be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and continue to provide high-quality products and services, which we may not do successfully.

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

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, libel, slander, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

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

We have acquired a number of businesses in the past, including our acquisitions of DoubleClick and Postini. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. In particular, we expect to increase the number of acquisitions we make in 2010 compared to 2009. These transactions could be material to our financial condition and results of operations. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

International revenues accounted for approximately 51% of our total revenues in 2008 and approximately 53% of our total revenues in 2009. More than half of our user traffic came from outside the U.S. in 2009. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions and could interfere with our ability to offer, or prevent us from offering, our products and services to one or more countries or expose us or our employees to fines and penalties. These numerous and sometimes conflicting laws and regulations include import and export requirements, content requirements, trade restrictions, tax laws, sanctions, internal and disclosure control rules, data privacy and filtering requirements, labor relations laws, U.S. laws such as the Foreign Corrupt Practices Act, and local laws prohibiting corrupt payments to governmental officials. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Although we have implemented policies and procedures designed to ensure compliance with these laws, there can be no assurance that our employees, contractors, or agents will not violate our policies. Any such violations could include prohibitions on our ability to offer our products and services to one or more countries, and could also materially damage our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of users’ and customers’ proprietary information, and security breaches could expose us to a risk of loss of this information, litigation, and potential liability. Our security measures may be breached due to the actions of outside parties, employee error, malfeasance, or otherwise, and, as a result, an unauthorized party may obtain access to our data or our users’ or customers’ data. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns have been expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.

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

We believe our revenue growth rate will generally decline as a result of a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels, and the increasing maturity of the online advertising market. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ web sites compared to revenues generated through ads placed on our own web sites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Toolbar. The margin on revenues we generate from our Google Network members is significantly less than the margin on revenues we generate from advertising on our web sites. Additionally, the margin we earn on revenues generated from our Google Network members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

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

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Android, Google Web Search, Google AdWords, Google AdSense, Google Talk, and Google Chrome, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation rulings, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenues for us or otherwise harm our business.

More individuals are using devices other than personal computers to access the internet. If users of these devices do not widely adopt versions of our web search technology, products, or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants (PDAs), smart phones, handheld computers, video game consoles, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with some alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. We have limited experience to date in operating versions of our products and services developed or optimized for users of alternative devices, such as Google Mobile and Android, or in designing and selling alternative devices, such as the Nexus One. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenues and profits, and damage our brand.

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

We provide advertising, web search, and other services to our Google Network members, which accounted for 31% of our revenues in 2008 and 30% of our revenues in 2009. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. For example, in 2009, the price of our Class A common stock ranged from $282.75 per share to $625.99 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2009, our founders, executive officers, and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock, and other equity interests representing approximately 70% of the voting power of our outstanding capital stock. In particular, as of December 31, 2009, our two founders and our CEO, Larry, Sergey, and Eric, owned approximately 90% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, our founders, executives, and employees have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change of control transaction that other stockholders may view as beneficial.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We lease approximately 1.6 million square feet of office space and 56 acres of undeveloped land in our headquarters in Mountain View, California. We also lease additional research and development, sales, and support offices in the United States in Ann Arbor, Michigan, Atlanta, Georgia, Austin, Texas, Birmingham, Michigan, Boulder, Colorado, Cambridge, Massachusetts, Chapel Hill, North Carolina, Chicago, Illinois, Irvine, California, Kirkland, Washington, Lexington, Massachusetts, Madison, Wisconsin, New York, New York, Palo Alto, California, Pittsburgh, Pennsylvania, Reston, Virginia, San Bruno, California, San Francisco, California, Santa Monica, California, Seattle, Washington, Thornton, Colorado, and Washington, D.C.

We own land and buildings primarily near our headquarters in Mountain View, California. We own approximately 2.6 million square feet of buildings and approximately seven acres of developable land to accommodate anticipated future growth.

We maintain leased facilities internationally in Argentina, Australia, Austria, Belgium, Brazil, Canada, China, the Czech Republic, Denmark, Egypt, Finland, France, Germany, Greece, Hungary, India, Ireland, Israel, Italy, Japan, Kenya, Korea, Mexico, the Netherlands, New Zealand, Norway, Poland, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey, Ukraine, the United Arab Emirates, and the United Kingdom.

We also operate and own data centers in the U.S., the European Union and Asia pursuant to various lease agreements and co-location arrangements.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax, and other matters. Although claims, suits, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand” and “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future” in Item 1A of this Annual Report on Form 10-K.

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

While we currently believe this matter will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows, we have noted it in accord with SEC regulations that call for disclosure of certain environmental proceedings that may result in monetary sanctions of $100,000 or more.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our security holders during the fourth quarter of 2009.

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

Fiscal Year 2009 Quarters Ended:	High	Low
March 31, 2009	$381.00	$282.75
June 30, 2009	447.34	340.61
September 30, 2009	507.00	395.98
December 31, 2009	625.99	482.60

Fiscal Year 2008 Quarters Ended:	High	Low
March 31, 2008	$697.37	$412.11
June 30, 2008	602.45	441.00
September 30, 2008	555.68	380.71
December 31, 2008	416.98	247.30

Our Class B common stock is neither listed nor traded.

Holders of Record

As of January 29, 2010, there were approximately 2,721 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $529.94 per share as reported by The Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 29, 2010, there were approximately 90 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Google under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2004 through December 31, 2009 of the cumulative total return for our Class A common stock, the S&P 500 Index, The Nasdaq Composite Index, and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index, The Nasdaq Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our Class A common stock and have no present plans to do so.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Google Inc., The S&P 500 Index,

The NASDAQ Composite Index and The RDG Internet Composite Index

*$100 invested on 12/31/04 in stock or index, including reinvestment of dividends.

Copyright © 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Results of Google’s Transferable Stock Option (TSO) Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended December 31, 2009:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)	(in thousands)
October 1 – 31	250,243	$69,162	$3,782	$290.92	$276.38	$15.11
November 1 – 30	328,338	98,593	4,671	283.67	300.28	14.23
December 1 – 31	—	—	—	—	—	—

Total (except weighted-average amounts)	578,581	$167,755	$8,453	$286.81	$289.94	$14.61

(1)	The TSO program is generally active during regular trading hours for The Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Eric Schmidt, Sergey Brin, and Larry Page) in our TSO program. The following table provides information with respect to sales by our executive officers of TSOs during the three months ended December 31, 2009:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)	(in thousands)
Nikesh Arora	5,007	$1,357	$84

Total	5,007	$1,357	$84

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing elsewhere in this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended December 31, 2007, 2008, and 2009 and the consolidated balance sheet data at December 31, 2008, and 2009 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2005 and 2006, and the consolidated balance sheet data at December 31, 2005, 2006, and 2007, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$6,138,560	$10,604,917	$16,593,986	$21,795,550	$23,650,563
Costs and expenses:
Cost of revenues	2,577,088	4,225,027	6,649,085	8,621,506	8,844,115
Research and development	599,510	1,228,589	2,119,985	2,793,192	2,843,027
Sales and marketing	468,152	849,518	1,461,266	1,946,244	1,983,941
General and administrative	386,532	751,787	1,279,250	1,802,639	1,667,294
Contribution to Google Foundation	90,000	—	—	—	—

Total costs and expenses	4,121,282	7,054,921	11,509,586	15,163,581	15,338,377

Income from operations	2,017,278	3,549,996	5,084,400	6,631,969	8,312,186
Impairment of equity investments	—	—	—	(1,094,757)	—
Interest income and other, net	124,399	461,044	589,580	316,384	69,003

Income before income taxes	2,141,677	4,011,040	5,673,980	5,853,596	8,381,189
Provision for income taxes	676,280	933,594	1,470,260	1,626,738	1,860,741

Net income	$1,465,397	$3,077,446	$4,203,720	$4,226,858	$6,520,448

Net income per share of Class A and Class B common stock
Basic	$5.31	$10.21	$13.53	$13.46	$20.62

Diluted	$5.02	$9.94	$13.29	$13.31	$20.41

	As of December 31,
	2005	2006	2007	2008	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$8,034,247	$11,243,914	$14,218,613	$15,845,771	$24,484,775
Total assets	10,271,813	18,473,351	25,335,806	31,767,575	40,496,778
Total long-term liabilities	107,472	128,924	610,525	1,226,623	1,745,087
Deferred stock-based compensation	(119,015)	—	—	—	—
Total stockholders’ equity	9,418,957	17,039,840	22,689,679	28,238,862	36,004,224

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. These statements include, among other things, statements concerning our expectations regarding:

•	our plans to launch our ebook platform in 2010;

•	our plans to work with original equipment manufacturers to introduce computers running Google Chrome OS in 2010;

•	the growth of our business and revenue;

•	seasonal fluctuations in internet usage and traditional retail seasonality are likely to cause fluctuations in our quarterly results;

•	our plans to continue to invest in our business, including increasing our hiring rate, and to make acquisitions;

•	the decline in our revenue growth rate;

•

our expectation that growth in advertising revenues from our web sites will continue to exceed that from our Google Network members’ web sites, which will have a positive impact on our operating margins;

•	our expectation that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	our belief that our foreign exchange risk management program will not fully offset the exposure to fluctuation in foreign currencies;

•	the fact that our cost of revenues will increase in dollars and may increase as a percentage of revenues;

•	our belief that our research and development and sales and marketing expenses will increase in dollars and may increase as a percentage of revenues;

•	the fact that traffic acquisitions costs may fluctuate in the future;

•	the timing for the consummation of our acquisitions of On2 and AdMob;

•	our estimated guaranteed minimum revenue share payments;

•	continued investments in international markets;

•	our future stock-based compensation expenses;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

•	fluctuations in our effective tax rate;

•	the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations;

•	our payment terms to certain advertisers which may increase our working capital requirements;

•	fluctuations in our capital expenditures; and

•	our belief that the EPA’s investigation will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows;

as well as other statements regarding our future operations, financial condition and prospects and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

How We Generate Revenue

Advertising revenues made up 99% of our revenues in 2007 and 97% of our revenues in 2008 and 2009. We derive most of our additional revenues from offering display advertising management services to advertisers, ad agencies, and publishers, as well as licensing our enterprise products, search solutions, and web search technology.

Google AdWords is our automated online program that enables advertisers to place targeted text-based and display ads on our web sites and our Google Network members’ web sites. Display advertising typically includes static or animated images as well as interactive audio or video media, such as the banner ads on the tops or sides of many popular web sites. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our web sites and our Google Network members’ web sites as specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the ads that appears next to the search results on our web sites or next to the search results or content on our Google Network members’ web sites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on our web sites or the Google Network members’ web sites. Our AdWords agreements are generally terminable at any time by our advertisers.

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

Google TV Ads enable advertisers, operators, and programmers to buy, schedule, deliver, and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on television.

We also offer display advertising management services such as media planning, buying, implementation, and measurement tools for advertisers and agencies and forecasting and reporting tools for publishers. We recognize the related fees as licensing and other revenues in the period advertising impressions are delivered.

In January 2010, we launched our mobile phone business. We will recognize fees derived from the sale of mobile phones as licensing and other revenues in the period in which the mobile phones are delivered.

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

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels and increasing maturity of the online advertising market in certain countries. In addition, weak economic conditions have generally adversely impacted our revenue growth rate and may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, including the amount they are willing to pay for each click or impression, which could negatively affect the growth rate of our revenues. Further, a slow or uneven pace of economic recovery could also negatively affect the growth rate of our revenues.

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

We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have generally experienced and expect to continue to experience growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members, and content providers, and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. In particular, we expect to increase the number of acquisitions we make in 2010 compared to 2009. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. Our full-time employee headcount was 20,222 at December 31, 2008 and 19,835 at December 31, 2009. In the past few quarters, we made efforts to improve the discipline of our hiring process and to focus on better managing our expense growth. However, we expect to continue to invest in our business, including significantly increasing our hiring rate, and this may cause our operating margins to decrease.

We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, and credit card and other transaction fees, content acquisition costs, and other costs, including the costs of the mobile phones that we sell. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our web sites and our Google Network members’ web sites, including with those members to whom we have guaranteed minimum revenue share payments.

Our international revenues have grown as a percentage of our total revenues from 51% 2008 to 53% in 2009. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs, and our continued progress in developing localized versions of our products in these international markets. The increase in the proportion of international revenues derived from international markets continues to increase our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in 2009, the general strengthening of the U.S. dollar relative to foreign currencies (primarily the Euro and the British pound) had an unfavorable impact on our revenues. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies. However, this program will not fully offset the effect of fluctuations on our revenues and earnings.

Recent Development

In January 2010, we announced our decision to review our business operations in China and that we are discussing with the Chinese government the basis on which we could operate an unfiltered search engine pursuant to local law. These discussions may result in our shutting down Google.cn, and potentially our offices in China. The ultimate outcome, including any related exit costs we might incur, is unknown at this time.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2007	2008	2009

Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.1	39.6	37.4
Research and development	12.8	12.8	12.0
Sales and marketing	8.8	8.9	8.4
General and administrative	7.7	8.3	7.0

Total costs and expenses	69.4	69.6	64.8

Income from operations	30.6	30.4	35.2
Impairment of equity investments	—	(5.0)	—
Interest income and other, net	3.6	1.5	0.3

Income before income taxes	34.2	26.9	35.5
Provision for income taxes	8.9	7.5	7.9

Net income	25.3%	19.4%	27.6%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Year Ended December 31,
	2007	2008	2009
Advertising Revenues
Google web sites	$10,624.7	$14,413.8	$15,722.5
Google Network web sites	5,787.9	6,714.7	7,166.3

Total advertising revenues	16,412.6	21,128.5	22,888.8
Licensing and other revenues	181.4	667.1	761.8

Revenues	$16,594.0	$21,795.6	$23,650.6

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Year Ended December 31,
	2007	2008	2009
Advertising Revenues
Google web sites	64%	66%	67%
Google Network web sites	35	31	30

Total advertising revenues	99	97	97
Google web sites as % of advertising revenues	65	68	69
Google Network web sites as % of advertising revenues	35	32	31
Licensing and other revenues	1%	3%	3%

Growth in our revenues from 2008 to 2009 resulted primarily from growth in advertising revenues generated by Google web sites, and to a lesser extent, Google Network members’ web sites. Our advertising revenue growth for Google web sites and Google Network members’ web sites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. In addition, the growth in advertising revenues benefited from more hedging gains recognized under our foreign exchange risk management program. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements, and the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members. The decrease in the average cost-per-click paid by our advertisers was primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro), as well as changes in geographical mix due to traffic growth in emerging markets, where average cost-per-clicks are typically lower, compared to more mature markets. In addition, the decrease in the average cost-per-click was due to changes in how we believe advertisers managed their advertising costs in response to the uncertain economic conditions. Specifically, we believe that, as a result of the economic downturn and continuing economic uncertainty, advertisers, in aggregate, lowered their bids for keywords in response to a decrease in sales they were able to make per paid click.

Growth in our revenues from 2007 to 2008 resulted primarily from growth in advertising revenues for Google web sites, and to a lesser extent, Google Network members’ web sites. Our advertising revenue growth for Google web sites and Google Network members’ web sites resulted primarily from an increase in the number of paid clicks through our advertising programs, and to a lesser extent, an increase in the average cost-per-click paid by our advertisers. In addition, the growth in advertising revenues benefited from hedging gains recognized under our foreign exchange risk management program in 2008. We recognized no such gains in 2007. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements, and the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members. The increase in the average cost-per-click paid by our advertisers was partially the result of the general weakening of the U.S. dollar relative to foreign currencies (primarily the Euro and the Japanese yen).

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ web sites they visit. For instance, these improvements include, providing end users with multiple site links for certain web search results, reducing the minimum cost-per-click resulting in the display of more relevant ads, changing the formula used to determine which ads appear at the top of our search results pages, and changing the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks. In addition, we have further enhanced the accuracy of our quality scoring, which is our measurement of an ad’s click-through rate and other relevancy factors.

Aggregate paid clicks on Google web sites and Google Network members’ web sites increased approximately 15% from 2008 to 2009 and approximately 18% from 2007 to 2008. Average cost-per-click on Google web sites and Google Network members’ web sites decreased approximately 7% from 2008 to 2009 and increased approximately 7% from 2007 to 2008. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors including the revenue growth rates on our web sites compared to those of our Google Network members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

We believe that the increase in the number of paid clicks on Google web sites and Google Network members’ web sites is substantially the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Year Ended December 31,
	2007	2008	2009
United States	52%	49%	47%
United Kingdom	15%	14%	13%
Rest of the world	33%	37%	40%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from 2008 to 2009 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for these international markets, partially offset by the net effect of the general strengthening of the U.S. dollar compared to foreign currencies (primarily the Euro) and the related hedging gains.

The decrease in revenues from the United Kingdom as a percentage of consolidated revenues from 2008 to 2009 resulted largely from the effect of the general strengthening of the U.S. dollar compared to the British pound, partially offset by more hedging gains realized from our foreign exchange risk management program in 2009 as compared to 2008.

The general strengthening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) from 2008 to 2009 had an unfavorable impact on our international revenues (international revenues increased $1,297.0 million during this period). Had foreign exchange rates remained constant in these periods, our total revenues would have been approximately $1.03 billion, or 4.3%, higher in 2009. This is before consideration of hedging gains recognized to revenues of $167.8 million and $324.7 million in 2008 and 2009.

The growth in international revenues from 2007 to 2008 resulted largely from increased acceptance of our advertising programs and increases in our direct sales resources and customer support operations in international markets, our continued progress in developing localized versions of our products for these international markets, the favorable effect of the general weakening of the U.S. dollar compared to foreign currencies (primarily the Euro and the Japanese yen) as well as hedging gains realized in 2008 from our foreign exchange risk management program. We recognized no such gains in 2007.

Although we expect to continue to invest in international markets, these investments may not result in an increase in our international revenues as a percentage of total revenues in 2010 or thereafter. See Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about geographic areas.

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

Certain AdSense agreements obligate us to make guaranteed minimum revenue share payments to Google Network members based on their achieving defined performance terms, such as number of search queries or advertisements displayed. These fees may be paid in advance or in arrears and are non-refundable but are subject to adjustment based on the achievement of the defined performance terms. In addition, the arrangements are terminable at will, although under the terms of certain contracts we or our Google Network members may be subject to penalties in the event of early termination. To the extent we expect revenues generated under an arrangement to exceed the guaranteed minimum revenue share payments, we recognize traffic acquisition costs on a contractual revenue share basis or on a basis proportionate to forecasted revenues, whichever is greater. Otherwise, we recognize the guaranteed revenue share payments as traffic acquisition costs on a straight-line basis over the term of the related agreements. For AdSense agreements under which we only pay on a contractual revenue share basis, we recognize the revenue share obligations as traffic acquisition costs at the same time we recognize the related revenue. Also, concurrent with the commencement of a small number of AdSense and other agreements, we have purchased certain items from, or provided other consideration to, our Google Network members and partners. We have determined that certain of these amounts are prepaid traffic acquisition costs and are amortized on a straight-line basis over the terms of the related agreements.

In addition, certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. The fees are non-refundable. Further, these arrangements are terminable at will, although under the terms of certain contracts, we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these arrangements over the estimated useful lives of the access points (approximately two years) to the extent we can reasonably estimate those lives and they are longer than one year, or based on any contractual revenue share, if greater. Otherwise, we expense the fees as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenues.

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, credit card and other transaction fees related to processing customer transactions, amortization of acquired intangible assets, and content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members. To the extent we are obligated to make guaranteed minimum revenue share or other payments to our content providers, we recognize content acquisition costs equal to the greater of the following three amounts: 1) the contractual revenue share amount, if any, 2) an amount that is based on the number of times the content is displayed, or 3) an amount calculated on a straight-line basis over the terms of the agreements. The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Year Ended December 31,
	2007	2008	2009
Cost of revenues	$6,649.1	$8,621.5	$8,844.1
Cost of revenues as a percentage of revenues	40.1%	39.6%	37.4%

	Year Ended December 31,
	2007	2008	2009
Traffic acquisition costs related to AdSense arrangements	$4,543.0	$5,284.3	$5,265.6
Traffic acquisition costs related to distribution arrangements	390.9	654.7	903.8

Total traffic acquisition costs	$4,933.9	$5,939.0	$6,169.4

Traffic acquisition costs as a percentage of advertising revenues	30.1%	28.1%	27.0%

Cost of revenues increased $222.6 million from 2008 to 2009. The increase was primarily related to an increase in traffic acquisition costs of $249.1 million from our distribution arrangements as a result of more distribution fees paid and more traffic directed to our web sites. This was partially offset by a decrease in traffic acquisition costs of $18.7 million from our AdSense arrangements primarily as a result of more revenue realized from Google Network members to whom we paid less revenue share. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our web sites compared to our Google Network members’ web sites, as well as more revenue realized from Google Network members to whom we paid less revenue share.

Cost of revenues increased $1,972.4 million from 2007 to 2008. The increase was primarily related to an increase in traffic acquisition costs of $1,005.1 million primarily resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase of $675.2 million in data center costs primarily resulting from the depreciation of additional information technology assets and data center buildings as well as additional labor required to manage the data centers. In addition, there was an increase in the amortization of developed technology of $133.0 million resulting primarily from our DoubleClick acquisition, and an increase in expenses related to acquiring content on our web sites of $106.0 million. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues coming from our web sites rather than from our Google Network members’ web sites.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of revenues in 2010 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition, and other costs, including the costs of the mobile phones that we sell. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of our revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2007	2008	2009
Research and development expenses	$2,120.0	$2,793.2	$2,843.0
Research and development expenses as a percentage of revenues	12.8%	12.8%	12.0%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $49.8 million from 2008 to 2009. This increase was primarily due to an increase in labor related costs of $138.3 million largely as a result of a 14% increase in research and development headcount, partially offset by a decrease in professional services costs of $73.8 million, the majority of which were related to consulting costs, and a decrease in amortization of intangible assets of $22.6 million as certain intangible assets have been fully amortized.

Research and development expenses increased $673.2 million from 2007 to 2008. This increase was primarily due to an increase in labor and facilities related costs of $387.1 million as a result of a 25% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $162.6 million.

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2010 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2007	2008	2009
Sales and marketing expenses	$1,461.3	$1,946.2	$1,983.9
Sales and marketing expenses as a percentage of revenues	8.8%	8.9%	8.4%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service and sales and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $37.7 million from 2008 to 2009. This increase was primarily due to an increase in advertising and promotional expense of $104.0 million, partially offset by a decrease in travel, conference and related expenses of $49.8 million.

Sales and marketing expenses increased $484.9 million from 2007 to 2008. This increase was primarily due to an increase in labor and facilities related costs of $373.1 million mostly as a result of a 20% increase in sales and marketing headcount. In addition, stock-based compensation expense increased $74.4 million.

We anticipate that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in 2010 and future periods as we expand our business on a worldwide basis.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2007	2008	2009
General and administrative expenses	$1,279.3	$1,802.6	$1,667.3
General and administrative expenses as a percentage of revenues	7.7%	8.3%	7.0%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our facilities, finance, human resources, information technology and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services.

General and administrative expenses decreased $135.3 million from 2008 to 2009. This decrease was primarily related to the settlement agreement with the Authors Guild and the Association of American Publishers (AAP) under which we recognized $95.1 million of expense in 2008. In addition, consulting costs decreased $59.6 million.

General and administrative expenses increased $523.3 million from 2007 to 2008. This increase was primarily related to an increase in professional services of $243.0 million, the majority of which were related to legal costs, including the aforementioned legal settlement with the Authors Guild and the AAP. In addition, there was an increase in labor and facilities related costs of $137.8 million, primarily as a result of a 9% increase in general administrative headcount from 2007 to 2008, and an increase in bad debt expense of $96.1 million due to the general economic downturn.

Stock-Based Compensation

The following table presents our stock-based compensation and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2007	2008	2009
Stock-based compensation	$868.6	$1,119.8	$1,164.1
Stock-based compensation as a percentage of revenues	5.2%	5.1%	4.9%

In March 2009, we completed an offer to exchange certain employee stock options issued under Google’s 2004 Stock Plan (the Exchange). Certain previously granted options were exchanged for new stock options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of Google’s Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of Google’s Class A common stock as reported by The Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which is being recognized over the vesting periods of the new options. These vesting periods range from six months to approximately five years. We recorded approximately $103 million of the modification charge in 2009.

Stock-based compensation increased $44.3 million from 2008 to 2009. This increase was largely due to the modification charge recognized in 2009, as well as additional stock awards issued to existing and new employees. This increase was partially offset by lower stock-based compensation expense as a result of a significant amount of equity awards which fully vested in 2008, as well as an increase to the overall estimated forfeiture rate.

Stock-based compensation increased $251.2 million from 2007 to 2008. This increase was primarily due to additional stock awards issued to existing and new employees.

Impairment of Equity Investments

In the fourth quarter of 2008, we recorded a non-cash impairment charge of $1.09 billion, which was primarily comprised of $726.0 million and $355.0 million related to our investments in America Online, Inc. (AOL) and Clearwire Corporation (Clearwire). We subsequently sold our investment in AOL in the second quarter of 2009. See Note 3 of Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Interest Income and Other, Net

Interest income and other, net decreased $247.4 million from 2008 to 2009. This decrease was primarily driven by a decrease in interest income of $159.9 million due to lower yields on our cash and investment balances and an increase in net foreign exchange related costs of $87.9 million primarily due to more hedging activities under our foreign exchange risk management program.

Interest income and other, net decreased $273.2 million from 2007 to 2008. This decrease was primarily driven by an increase in net foreign exchange related costs of $155.7 million primarily due to more hedging activities under our foreign exchange risk management program, and a decrease in interest income of $169.7 million due to lower yields on our cash and investment balances. These decreases were partially offset by an increase in realized gains on sales of marketable securities of $43.0 million.

The costs of our foreign exchange hedging activities that we recognized to interest income and other, net are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in 2010 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Year Ended December 31,
	2007	2008	2009
Provision for income taxes	$1,470.3	$1,626.7	$1,860.7
Effective tax rate	25.9%	27.8%	22.2%

Our provision for income taxes increased from 2008 to 2009, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from 2008 to 2009, primarily as a result of the amount of the impairment charge of equity investments recorded in 2008 compared to the related benefit.

Our provision for income taxes increased from 2007 to 2008, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate increased from 2007 to 2008, primarily as a result of the amount of the impairment charge of equity investments compared to the related benefit, and due to greater net gains recognized on hedges of certain intercompany and other transactions under our foreign exchange risk management program in a legal entity where we have a higher statutory tax rate and greater net losses recognized on the related hedged transactions in legal entities where we have lower statutory tax rates, partially offset by proportionately higher earnings in countries where we have lower statutory tax rates.

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

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2009. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
	(in millions, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues	$5,186.1	$5,367.2	$5,541.4	$5,700.9	$5,509.0	$5,522.9	$5,944.9	$6,673.8
Costs and expenses:
Cost of revenues	2,110.5	2,147.6	2,173.4	2,190.0	2,101.5	2,108.0	2,226.2	2,408.4
Research and development	673.1	682.2	704.6	733.3	641.6	707.6	757.5	736.2
Sales and marketing	446.9	484.5	508.8	506.0	434.0	469.0	497.8	583.1
General and administrative	409.3	474.8	507.1	411.4	448.3	364.4	389.6	465.1

Total costs and expenses	3,639.8	3,789.1	3,893.9	3,840.7	3,625.4	3,649.0	3,871.1	4,192.8

Income from operations	1,546.3	1,578.1	1,647.5	1,860.2	1,883.6	1,873.9	2,073.8	2,481.0
Impairment of equity investments	—	—	—	(1,094.8)	—	—	—	—
Interest income and other, net	167.3	57.9	21.2	69.9	6.2	(17.7)	(7.2)	87.7

Income before income taxes	1,713.6	1,636.0	1,668.7	835.3	1,889.8	1,856.2	2,066.6	2,568.7
Provision for income taxes	406.5	388.5	378.8	452.9	467.0	371.6	427.6	594.6

Net income	$1,307.1	$1,247.5	$1,289.9	$382.4	$1,422.8	$1,484.6	$1,639.0	$1,974.1

Net income per share of Class A and Class B common stock:
Basic	$4.17	$3.97	$4.10	$1.22	$4.51	$4.70	$5.18	$6.22

Diluted	$4.12	$3.92	$4.06	$1.21	$4.49	$4.66	$5.13	$6.13

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2009.

	Quarter Ended
	Mar 31, 2008	Jun 30, 2008	Sep 30, 2008	Dec 31, 2008	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	40.7	40.0	39.2	38.4	38.1	38.2	37.4	36.1
Research and development	13.0	12.7	12.7	12.9	11.6	12.8	12.7	11.0
Sales and marketing	8.6	9.0	9.2	8.9	7.9	8.5	8.4	8.7
General and administrative	7.9	8.9	9.2	7.2	8.2	6.6	6.6	7.0

Total costs and expenses	70.2	70.6	70.3	67.4	65.8	66.1	65.1	62.8

Income from operations	29.8	29.4	29.7	32.6	34.2	33.9	34.9	37.2
Impairment of equity investments	—	—	—	(19.2)	—	—	—	—
Interest income and other, net	3.2	1.1	0.4	1.3	0.1	(0.3)	(0.1)	1.3

Income before income taxes	33.0	30.5	30.1	14.7	34.3	33.6	34.8	38.5
Provision for income taxes	7.8	7.3	6.8	8.0	8.5	6.7	7.2	8.9

Net income	25.2%	23.2%	23.3%	6.7%	25.8%	26.9%	27.6%	29.6%

Liquidity and Capital Resources

In summary, our cash flows are as follows (in millions):

	Year Ended December 31,
	2007	2008	2009
Net cash provided by operating activities	$5,775.4	$7,852.9	$9,316.2
Net cash used in investing activities	(3,681.6)	(5,319.4)	(8,019.2)
Net cash provided by financing activities	403.1	87.6	233.4

At December 31, 2009 we had $24.5 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market mutual funds, mortgage-backed securities, and corporate securities. Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K describes further the composition of our cash, cash equivalents, and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2008 and 2009, we had unused letters of credit for approximately $109.9 million and $101.2 million. We believe that our existing cash, cash equivalents, marketable securities, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. Also, if the banking system or the financial markets further deteriorate or remain volatile, our investment portfolio may be impacted and the values and liquidity of our investments could be adversely affected. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us. During the second half of 2009, we entered into agreements to acquire On2 Technologies, Inc. (On2) and AdMob, Inc. (AdMob). In the first quarter of 2010, we entered into an amendment to our agreement to acquire On2 pursuant to which we agreed to increase the consideration payable to On2 stockholders. The aggregate consideration payable to On2 stockholders is approximately $124 million in stock and cash based on the closing price of our Class A common stock on February 10, 2010. The aggregate consideration payable to AdMob stockholders is $750 million in stock. The completion of these transactions is subject to customary closing conditions, and stockholder approval for On2. We expect On2 to close in the first quarter of 2010 and AdMob to close in the first half of 2010.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including depreciation, amortization, stock-based compensation expense, excess tax benefits from stock-based award activities, deferred income taxes, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2009 was $9,316.2 million and consisted of net income of $6,520.4 million, adjustments for non-cash items of $2,309.8 million and cash provided by working capital and other activities of $486.0 million. Adjustments for non-cash items primarily consisted of $1,240.0 million of depreciation and amortization expense on property and equipment, $1,164.1 million of stock-based compensation expense and $284.3 million of amortization of intangibles and other, partially offset by $268.1 million of deferred income taxes on earnings and $90.3 million of excess tax benefits from stock-based award activities. In addition, changes in working capital activities primarily consisted of a decrease of $262.0 million in prepaid revenue share, expenses, and other assets, an increase in accrued expenses and other liabilities of $243.1 million which is a direct result of the growth of our business, and a net increase in income taxes payable and deferred income taxes of $217.5 million, which includes the same $90.3 million of excess tax benefits from stock-based award activities included under adjustments for non-cash items, and an increase in accrued revenue share of $157.7 million. These increases were partially offset by an increase of $504.0 million in accounts receivable due to the growth in fees billed to our advertisers. The increase in net income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, partially offset by an increase in the amount of estimated income taxes we paid during the year. The increase in accrued revenue share was due to the growth in our AdSense and distribution programs and the timing of payments made to our partners.

Cash provided by operating activities in 2008 was $7,852.9 million and consisted of net income of $4,226.9 million, adjustments for non-cash items of $3,298.8 million, and cash provided by working capital and other activities of $327.2 million. Adjustments for non-cash items primarily consisted of $1,212.2 million of depreciation and amortization expense on property and equipment, $1,119.8 million of stock-based compensation expense, and $1,094.8 million of impairment charges of equity investments, partially offset by $224.6 million of deferred income taxes on earnings and $159.1 million of excess tax benefits from stock-based award activities. In addition, changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $626.0 million, which includes the same $159.1 million of excess tax benefits from stock-based award activities included under adjustments for non-cash items, and an increase in accrued expenses and other liabilities of $338.9 million. The increases in accrued expenses are a direct result of the growth of our business and an increase in headcount. These increases to working capital activities were partially offset by an increase of $334.5 million in accounts receivable due to the growth in fees billed to our advertisers, a decrease of $211.5 million in accounts payable due to the timing of invoice processing and payments and an increase of $147.1 million in prepaid revenue shares, expenses, and other assets.

Cash provided by operating activities in 2007 was $5,775.4 million and consisted of net income of $4,203.7 million, adjustments for non-cash items of $1,253.1 million, and cash provided by working capital and other activities of $318.6 million. Adjustments for non-cash items primarily consisted of $868.6 million of stock-based compensation expense and $807.7 million of depreciation and amortization expense on property and equipment, partially offset by $379.2 million of excess tax benefits from stock-based award activities. In addition, changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $744.8 million, which includes the same $379.2 million of excess tax benefits from stock-based award activities included under adjustments for non-cash items, an increase in accrued expenses and other liabilities of $418.9 million, an increase in accrued revenue share of $150.3 million, an increase in accounts payable of $70.1 million, and an increase in deferred revenue of $70.3 million. The increases in accounts payable and accrued expenses are a direct result of the growth of our business and an increase in headcount. These increases to working capital activities were partially offset by an increase of $837.2 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $298.7 million in prepaid revenue shares, expenses, and other assets.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales, but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities. Also, as a result of our decision to review our business operations in China, we may incur exit costs related to the potential shut down of Google.cn and our China offices.

Cash used in investing activities in 2009 of $8,019.2 million was primarily attributable to net purchases of marketable securities of $7,036.2 million and capital expenditures of $809.9 million.

Cash used in investing activities in 2008 of $5,319.4 million was primarily attributable to cash consideration used in acquisitions and other investments of $3,367.5 million primarily related to the acquisition of DoubleClick and capital expenditures of $2,358.5 million, partially offset by net maturities and sales of marketable securities of $406.5 million including our investment in Clearwire.

Cash used in investing activities in 2007 of $3,681.6 million was attributable to capital expenditures of $2,402.8 million, cash consideration used in acquisitions and other investments of $941.2 million, primarily related to the acquisition of Postini, and net purchases of marketable securities of $337.6 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we will make significant investments in data center operations, technology, corporate facilities, and information technology infrastructure in 2010 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. In particular, we expect to increase the number of acquisitions we make in 2010 compared to 2009. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of December 31, 2009, the remaining contingent obligation amount related to these acquisitions was approximately $35 million, which if the criteria are met, would be recorded as part of the purchase. Since these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Cash provided by financing activities in 2009 of $233.4 million was primarily due to net proceeds related to stock-based award activities of $143.1 million. Net proceeds result when the cash we receive upon the exercise of stock options exceeds the tax withholding payments we make on behalf of our employees upon the net settlement of their vested restricted stock units. In addition, there were excess tax benefits of $90.3 million from stock-based award activities during the period which represented a portion of the $260.2 million reduction to income taxes payable that we recorded in 2009 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards.

Cash provided by financing activities in 2008 of $87.6 million was due primarily to excess tax benefits of $159.1 million from stock-based award activities during the period which represents a portion of the $250.9 million reduction to income tax payable that we recorded in 2008 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards, partially offset by net payments related to stock-based award activities of $71.5 million.

Cash provided by financing activities in 2007 of $403.1 million was due primarily to excess tax benefits of $379.2 million from stock-based award activities during the period and net proceeds related to stock-based award activities of $23.9 million.

Contractual Obligations as of December 31, 2009

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited, in millions)
Operating lease obligations	$2,462.0	$283.2	$534.0	$413.1	$1,231.7
Purchase obligations	360.7	271.4	72.4	10.2	6.7
Other long-term liabilities reflected on our balance sheet under GAAP	177.4	13.1	134.6	5.6	24.1
Guaranteed minimum revenue share payments	133.3	122.1	11.2	—	—

Total contractual obligations	$3,133.4	$689.8	$752.2	$428.9	$1,262.5

The above table does not include contingent consideration that may be paid pursuant to asset purchases or business combinations. It also does not include payments related to toolbar and other product distribution arrangements as those arrangements do not include guaranteed obligations.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring between 2010 and 2063. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the table above. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease.

Purchase Obligations

Purchase obligations represent non-cancelable contractual obligations at December 31, 2009. In addition, we had $1.9 billion of open purchase orders for which we have not received the related services or goods at December 31, 2009. This amount is not included in the above table because we have the right to cancel the purchase orders prior to the date of delivery. The majority of our non-cancelable contractual obligations are related to data center operations and facility build-outs.

Other Long-Term Liabilities

Other long-term liabilities consist of cash obligations, primarily the legal settlement with the Authors Guild and the AAP and milestone and royalty payments owed in connection with certain acquisitions and licensing agreements.

In addition, we recognized additional long-term taxes payable of $496.5 million in the year ended December 31, 2009 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the table above.

Guaranteed Minimum Revenue Share Payments

In connection with our AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum payments to a small number of our Google Network members over the term of the respective contracts. Under our contracts, these guaranteed payments may be adjusted downward based on our Google Network members not achieving defined performance targets, such as number of advertisements displayed or search queries. We believe the amounts included in the table above represent a reasonable estimate of the future minimum guaranteed payments. Actual guaranteed payments may differ from the estimates. To date, the aggregate advertiser fees generated under these AdSense agreements have exceeded the aggregate guaranteed minimum revenue share payments.

At December 31, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $133.3 million through 2012 compared to $1,030.3 million at December 31, 2008.

Off-Balance Sheet Entities

At December 31, 2009, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. The effective tax rates were 25.9%, 27.8%, and 22.2% for 2007, 2008, and 2009. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities, for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary.” Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income.

Effect of Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. We adopted this standard in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We adopted these new accounting standards in the first quarter of 2010 using the prospective method and the adoption did not have a material impact on our consolidated financial statements. Had we adopted these new standards in 2009, the impact on our consolidated financial statements would have been immaterial.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues as well as costs denominated in foreign currencies. This exposes us to foreign currency risk. We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged revenues are recorded or as interest income and other, net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated or related to an ineffective portion of a hedge is recognized as interest income and other, net, immediately.

At December 31, 2008, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.9 billion (or approximately $2.6 billion) and $152.0 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.1 billion (or approximately $1.8 billion) and $277.9 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$229.7 million (or approximately $202.2 million) and $21.8 million. At December 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.6 billion (or approximately $2.2 billion) and $59.0 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £809.1 million (or approximately $1.3 billion) and $39.4 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$306.2 million (or approximately $267.9 million) and $5.9 million. These foreign exchange options have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $325 million and $15 million lower at December 31, 2008 and 2009, and the total amount of expense recorded as interest income and other, net, would have been approximately $15 million and $68 million higher in the years ended December 31, 2008 and 2009. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $750 million and $555 million higher at December 31, 2008 and 2009, and the total amount of expense recorded as interest income and other, net, would have been approximately $85 million and $75 million higher in the years ended December 31, 2008 and 2009.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.6 billion and $2.4 billion at December 31, 2008 and December 31, 2009. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $54.2 million and $115.4 million at December 31, 2008 and December 31, 2009. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €630.5 million (or approximately $897.6 million) and €618.0 million (or approximately $889.3 million) at December 31, 2008 and December 31, 2009. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €7.9 million (or approximately $11.3 million) at December 31, 2009.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $16 million and $102 million at December 31, 2008 and December 31, 2009. The adverse impact at December 31, 2008 and December 31, 2009 is after consideration of the offsetting effect of approximately $555 million and $594 million from forward exchange contracts in place for the months of December 2008 and December 2009. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market mutual funds, mortgage-backed securities, and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $83 million and $291 million at December 31, 2008 and December 31, 2009.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2008 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Google Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 12, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Google Inc.

We have audited Google Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2008 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Google Inc. and our report dated February 12, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 12, 2010

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value per share)

	As of December 31,
	2008	2009
Assets
Current assets:
Cash and cash equivalents	$8,656,672	$10,197,588
Marketable securities	7,189,099	14,287,187
Accounts receivable, net of allowance of $80,086 and $78,884	2,642,192	3,178,471
Deferred income taxes, net	286,105	644,406
Income taxes receivable, net	—	23,244
Prepaid revenue share, expenses and other assets	1,404,114	836,062

Total current assets	20,178,182	29,166,958
Prepaid revenue share, expenses and other assets, non-current	433,846	416,119
Deferred income taxes, net, non-current	—	262,611
Non-marketable equity securities	85,160	128,977
Property and equipment, net	5,233,843	4,844,610
Intangible assets, net	996,690	774,938
Goodwill	4,839,854	4,902,565

Total assets	$31,767,575	$40,496,778

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$178,004	$215,867
Accrued compensation and benefits	811,643	982,482
Accrued expenses and other current liabilities	480,263	570,080
Accrued revenue share	532,547	693,958
Deferred revenue	218,084	285,080
Incomes taxes payable, net	81,549	—

Total current liabilities	2,302,090	2,747,467
Deferred revenue, non-current	29,818	41,618
Income taxes payable, net, non-current	890,115	1,392,468
Deferred income taxes, net, non-current	12,515	—
Other long-term liabilities	294,175	311,001
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock, $0.001 par value per share: 9,000,000 shares authorized; 315,114 (Class A 240,073, Class B 75,041) and par value of $315 (Class A $240, Class B $75) and 317,772 (Class A 243,611, Class B 74,161) and par value of $318 (Class A $244, Class B $74) shares issued and outstanding, excluding 26 and zero Class A shares subject to repurchase at December 31, 2008 and 2009	315	318
Additional paid-in capital	14,450,338	15,816,738
Accumulated other comprehensive income	226,579	105,090
Retained earnings	13,561,630	20,082,078

Total stockholders’ equity	28,238,862	36,004,224

Total liabilities and stockholders’ equity	$31,767,575	$40,496,778

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2008	2009
Revenues	$16,593,986	$21,795,550	$23,650,563
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $22,335, $41,340, $47,051)	6,649,085	8,621,506	8,844,115
Research and development (including stock-based compensation expense of $569,797, $732,418, $725,342)	2,119,985	2,793,192	2,843,027
Sales and marketing (including stock-based compensation expense of $131,638, $206,020, $231,019)	1,461,266	1,946,244	1,983,941
General and administrative (including stock-based compensation expense of $144,876, $139,988, $160,642)	1,279,250	1,802,639	1,667,294

Total costs and expenses	11,509,586	15,163,581	15,338,377

Income from operations	5,084,400	6,631,969	8,312,186
Impairment of equity investments	—	(1,094,757)	—
Interest income and other, net	589,580	316,384	69,003

Income before income taxes	5,673,980	5,853,596	8,381,189
Provision for income taxes	1,470,260	1,626,738	1,860,741

Net income	$4,203,720	$4,226,858	$6,520,448

Net income per share of Class A and Class B common stock:
Basic	$13.53	$13.46	$20.62

Diluted	$13.29	$13.31	$20.41

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Class A and Class B Common Stock		Additional Paid-In Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2007	308,997	$309	$11,882,906	$23,311	$5,133,314	$17,039,840
Stock-based award activities	3,920	4	1,358,315	—	—	1,358,319
Comprehensive income:
Net income	—	—	—	—	4,203,720	4,203,720
Change in unrealized gains (losses) on available-for-sale investments, net of tax	—	—	—	29,029	—	29,029
Foreign currency translation adjustment	—	—	—	61,033	—	61,033

Total comprehensive income	—	—	—	—	—	4,293,782
Cumulative effect of change in accounting principle related to uncertain tax positions	—	—	—	—	(2,262)	(2,262)

Balance at December 31, 2007	312,917	313	13,241,221	113,373	9,334,772	22,689,679
Stock-based award activities	2,197	2	1,209,117	—	—	1,209,119
Comprehensive income:
Net income	—	—	—	—	4,226,858	4,226,858
Change in unrealized gains (losses) on available-for-sale investments, net of tax	—	—	—	(12,506)	—	(12,506)
Foreign currency translation adjustment	—	—	—	(84,195)	—	(84,195)
Change in unrealized gains on cash flow hedges, net of tax	—	—	—	209,907	—	209,907

Total comprehensive income	—	—	—	—	—	4,340,064

Balance at December 31, 2008	315,114	315	14,450,338	226,579	13,561,630	28,238,862
Stock-based award activities	2,658	3	1,366,400	—	—	1,366,403
Comprehensive income:
Net income	—	—	—	—	6,520,448	6,520,448
Change in unrealized gains (losses) on available-for-sale investments, net of tax	—	—	—	2,562	—	2,562
Foreign currency translation adjustment	—	—	—	76,671	—	76,671
Change in unrealized gains on cash flow hedges, net of tax	—	—	—	(200,722)	—	(200,722)

Total comprehensive income	—	—	—	—	—	6,398,959

Balance at December 31, 2009	317,772	$318	$15,816,738	$105,090	$20,082,078	$36,004,224

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2008	2009
Operating activities
Net income	$4,203,720	$4,226,858	$6,520,448
Adjustments:
Depreciation and amortization of property and equipment	807,743	1,212,237	1,240,030
Amortization of intangible and other assets	159,915	287,650	284,278
Stock-based compensation expense	868,646	1,119,766	1,164,054
Excess tax benefits from stock-based award activities	(379,206)	(159,088)	(90,271)
Deferred income taxes	(164,212)	(224,645)	(268,060)
Impairment of equity investments	—	1,094,757	—
Other	(39,741)	(31,910)	(20,268)
Changes in assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(837,247)	(334,464)	(504,039)
Income taxes, net	744,802	626,027	217,476
Prepaid revenue share, expenses and other assets	(298,689)	(147,132)	262,035
Accounts payable	70,135	(211,539)	33,642
Accrued expenses and other liabilities	418,905	338,907	243,138
Accrued revenue share	150,310	14,000	157,669
Deferred revenue	70,329	41,433	76,066

Net cash provided by operating activities	5,775,410	7,852,857	9,316,198

Investing activities
Purchases of property and equipment	(2,402,840)	(2,358,461)	(809,888)
Purchases of marketable securities	(15,997,060)	(15,356,304)	(29,139,065)
Maturities and sales of marketable securities	15,659,473	15,762,796	22,102,867
Investments in non-marketable equity securities	(34,511)	(47,154)	(65,095)
Acquisitions, net of cash acquired and proceeds received from divestiture, and purchases of intangible and other assets	(906,651)	(3,320,299)	(108,024)

Net cash used in investing activities	(3,681,589)	(5,319,422)	(8,019,205)

Financing activities
Net proceeds (payments) from stock-based award activities	23,861	(71,521)	143,141
Excess tax benefits from stock-based award activities	379,206	159,088	90,271

Net cash provided by financing activities	403,067	87,567	233,412

Effect of exchange rate changes on cash and cash equivalents	40,034	(45,923)	10,511

Net increase in cash and cash equivalents	2,536,922	2,575,079	1,540,916
Cash and cash equivalents at beginning of year	3,544,671	6,081,593	8,656,672

Cash and cash equivalents at end of year	$6,081,593	$8,656,672	$10,197,588

Supplemental disclosures of cash flow information
Cash paid for taxes	$882,688	$1,223,985	$1,895,966

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Google Inc. and Summary of Significant Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We provide highly targeted advertising and global internet search solutions as well as hosted applications.

Basis of Consolidation

The consolidated financial statements include the accounts of Google and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, fair values of prepaid revenue share, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues by revenue source (in thousands):

	Year Ended December 31,
	2007	2008	2009
Advertising revenues:
Google web sites	$10,624,705	$14,413,826	$15,722,486
Google Network web sites	5,787,938	6,714,688	7,166,318

Total advertising revenues	16,412,643	21,128,514	22,888,804
Licensing and other revenues	181,343	667,036	761,759

Revenues	$16,593,986	$21,795,550	$23,650,563

Google AdWords is our automated online program that enables advertisers to place targeted text-based and display ads on our web sites and our Google Network members’ web sites. Display advertising includes static or animated images as well as interactive audio or video media, such as the banner ads on the tops or sides of many popular web sites. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our web sites and our Google Network members’ web sites as specified by the advertiser.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on the web sites of our Google Network members as well as programs to deliver ads on television broadcasts.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Google TV Ads enable advertisers, operators, and programmers to buy, schedule, deliver, and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on television in accordance with the terms of the related agreements.

We also offer display advertising management services such as media planning, buying, implementation, and measurement tools for advertisers and agencies and forecasting and reporting tools for publishers. We recognize the related fees as licensing and other revenues in the period advertising impressions are delivered.

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

We also generate fees from the sale and license of our Search Appliance products, which include hardware, software, and post-contract support primarily for two years. As the deliverables are not sold separately, sufficient vendor-specific objective evidence does not exist for the allocation of revenue. As a result, we recognized the entire fee for the sale and license of these products ratably over the term of the post-contract support arrangement. Beginning the first quarter of 2010, we adopted the new accounting guidance which requires us to allocate the consideration of the arrangement to each of the deliverables based on our best estimate of their selling prices as there is no vendor-specific objective or third-party evidence of the selling prices. As a result, we now recognize revenue allocated to the hardware and software at the time of sale and revenue allocated to post-contract support ratably over the term of the service arrangement.

In addition, we generate fees through the license of our Google Apps products. We recognize as revenue the fees we charge customers for hosting the related enterprise applications and services ratably over the term of the service arrangement.

Revenues realized through display advertising management services, Google TV Ads, Google Checkout, search services, Search Appliance, and Google Apps were not material in any of the years presented.

We recognize revenues as described above because the services have been provided, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed-upon transactions and collectability is reasonably assured.

We record deferred revenue when payments are received in advance of our performance in the underlying agreement on the accompanying Consolidated Balance Sheets.

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

In addition, certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. These fees are non-refundable. Further, these arrangements are terminable at will, although under the terms of certain contracts we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these arrangements over the estimated useful lives of the access points (approximately two years) to the extent we can reasonably estimate those lives and they are longer than one year, or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenues. Further, we review the access points for impairment by distribution partner, type, and geography, and we have not made any impairment to date.

Prepaid revenue share and distribution fees are included in prepaid revenue share, expenses, and other assets on the accompanying Consolidated Balance Sheets.

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, credit card and other transaction fees related to processing customer transactions including Google Checkout transactions, amortization of acquired intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our web sites and our Google Network members’ web sites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members. To the extent we are obligated to make guaranteed minimum revenue share or other payments to our content providers, we recognize content acquisition costs equal to the greater of the following three amounts: 1) the contractual revenue share

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amount, if any, 2) an amount that is based on the number of times the content is displayed, or 3) an amount calculated on a straight-line basis over the terms of the agreements.

Stock-based Compensation

We have elected to use the Black-Scholes-Merton (BSM) pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid. Also, we recognize stock-based compensation using the straight-line method.

We include as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. During the years ended December 31, 2007, 2008, and 2009, the amount of cash received from the exercise of stock options was $137.2 million, $72.5 million, and $350.2 million, and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activity was $463.2 million, $250.9 million, and $260.2 million. We have elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the income statement.

In the years ended December 31, 2007, 2008, and 2009, we recognized stock-based compensation and related tax benefits of $868.6 million and $143.0 million, $1,119.8 million and $231.7 million, and $1,164.1 million and $264.0 million.

Certain Risks and Concentrations

Our revenues are principally derived from online advertising, the market for which is highly competitive and rapidly changing. In addition, our revenues are generated from a multitude of vertical market segments in countries around the globe. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts, and accounts receivable. Cash equivalents and marketable securities consist primarily of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market funds, mortgage-backed securities, and corporate securities. Foreign exchange contracts are transacted with various major corporations and financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the globe. In 2007, 2008, and 2009, we generated approximately 52%, 49%, and 47% of our revenues from customers based in the U.S., with the majority of customers outside of the U.S. located in Europe and Japan. Many of our Google Network members are in the internet industry. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.

No advertiser or Google Network member generated greater than 10% of revenues in 2007, 2008, and 2009.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities and foreign currency contracts at fair value. See Notes 3 and 4 below for more information.

Cash and Cash Equivalents and Marketable Securities

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign government, time deposits, money market mutual funds, mortgage-backed securities, and corporate securities. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other than temporary which we record as interest income and other, net. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of interest income and other, net.

Non-Marketable Equity Securities

We have accounted for non-marketable equity security investments primarily at cost because we do not have significant influence over the underlying investees.

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities, for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary.” Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statements of Income.

Accounts Receivable

We record accounts receivable at the invoiced amount and we do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also maintain a sales allowance to reserve for potential credits issued to customers. We determine the amount of the reserve based on historical credits issued.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally two to five years. We depreciate buildings over periods up to 25 years. We amortize leasehold improvements over the shorter of the lease term or the estimated useful lives of the assets. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use.

Software Development Costs

We expense software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility was reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs also include costs to develop software programs to be used solely to meet our internal needs. The costs we incurred during the application development stage for these software programs were not material in the years presented.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented. In addition, we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our tests are based on our single operating segment and reporting unit structure. We found no material impairment in any of the years presented.

Intangible assets with definite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets on a straight-line basis with definite lives over periods ranging primarily from one to 12 years.

Income Taxes

We recognize income taxes under the liability method. We recognize deferred income taxes for differences between the financial reporting and tax bases of assets and liabilities at enacted statutory tax rates in effect for the years in which differences are expected to reverse. We recognize the effect on deferred taxes of a change in tax rates in income in the period that includes the enactment date.

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $61.0 million of

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

net translation gains in 2007, $84.2 million of net translation losses in 2008, and $76.7 million of net translation gains in 2009. We record net gains and losses resulting from foreign exchange transactions as a component of interest income and other, net. These gains and losses are net of those realized on forward foreign exchange contracts. We recorded $16.2 million and $35.6 million of net losses in 2007 and 2008, and $8.2 million of net gains in 2009 from assets and liabilities denominated in a currency other than the local currency.

Legal Costs

Legal costs are expensed as incurred.

Advertising and Promotional Expenses

We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2007, 2008, and 2009, advertising and promotional expenses totaled approximately $236.7 million, $266.4 million, and $353.4 million.

Subsequent Events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events. In accordance with this standard, we evaluated subsequent events through February 12, 2010, the date we filed this Annual Report on Form 10-K with the Securities and Exchange Commission (SEC).

Effect of Recent Accounting Pronouncements

In June 2009, the FASB issued a new accounting standard which changes the consolidation rules as they relate to variable interest entities. Specifically, the new standard makes significant changes to the model for determining who should consolidate a variable interest entity, and also addresses how often this assessment should be performed. We adopted this standard in the first quarter of 2010 and the adoption did not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued a new accounting standard which provides additional guidance on the measurement of liabilities at fair value. Specifically, when a quoted price in an active market for the identical liability is not available, the new standard requires that the fair value of a liability be measured using one or more of the valuation techniques that should maximize the use of relevant observable inputs and minimize the use of unobservable inputs. In addition, an entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. We adopted this standard in the fourth quarter of 2009 and the adoption did not have a material impact on our consolidated financial statements.

In October 2009, the FASB issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. Both standards will be effective for us in the first quarter of 2011. Early adoption is permitted. We adopted these

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

new accounting standards in the first quarter of 2010 using the prospective method and the adoption did not have a material impact on our consolidated financial statements. Had we adopted these new standards in 2009, the impact on our consolidated financial statements would have been immaterial.

Note 2.	Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock using the two-class method. Basic net income per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and, if dilutive, potential common shares outstanding during the period. Potential common shares consist of the incremental common shares issuable upon the exercise of stock options, warrants, restricted shares, restricted stock units, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, restricted shares, restricted stock units, and warrants is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. Further, there are a number of safeguards built into our Certificate of Incorporation, as well as Delaware law, which preclude our board of directors from declaring or paying unequal per share dividends on our Class A and Class B common stock. Specifically, Delaware law provides that amendments to our Certificate of Incorporation which would have the affect of adversely altering the rights, powers, or preferences of a given class of stock (in this case the right of our Class A common stock to receive an equal dividend to any declared on our Class B common stock) must be approved by the class of stock adversely affected by the proposed amendment. In addition, our Certificate of Incorporation provides that before any such amendment may be put to a stockholder vote, it must be approved by the unanimous consent of our Board of Directors. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in thousands, except per share amounts):

	Year Ended December 31,
	2007		2008		2009
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$3,131,292	$1,072,428	$3,208,968	$1,017,890	$4,981,151	$1,539,297
Denominator:
Weighted-average common shares outstanding	232,131	79,421	238,473	75,614	241,575	74,651
Less: Weighted-average unvested common shares subject to repurchase or cancellation	(616)	(130)	(120)	(8)	(5)	—

Number of shares used in per share computation	231,515	79,291	238,353	75,606	241,570	74,651

Basic net income per share	$13.53	$13.53	$13.46	$13.46	$20.62	$20.62

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$3,131,292	$1,072,428	$3,208,968	$1,017,890	$4,981,151	$1,539,297
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,072,428	—	1,017,890	—	1,539,297	—
Reallocation of undistributed earnings to Class B shares	—	(7,732)	—	(8,321)	—	(13,070)

Allocation of undistributed earnings	$4,203,720	$1,064,696	$4,226,858	$1,009,569	$6,520,448	$1,526,227
Denominator:
Number of shares used in basic computation	231,515	79,291	238,353	75,606	241,570	74,651
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	79,291	—	75,606	—	74,651	—
Unvested common shares subject to repurchase or cancellation	746	130	128	8	5	—
Employee stock options	3,690	667	2,810	223	2,569	114
Restricted shares and RSUs	968	—	617	—	621	—

Number of shares used in per share computation	316,210	80,088	317,514	75,837	319,416	74,765

Diluted net income per share	$13.29	$13.29	$13.31	$13.31	$20.41	$20.41

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3.	Cash and Investments

Cash, cash equivalents, and marketable securities consist of the following (in thousands):

	As of December 31,
	2008	2009
Cash and cash equivalents:
Cash	$3,330,658	$4,302,578
Cash equivalents:
Municipal securities	14,250	—
Time deposits	3,015,557	3,739,875
Money market mutual funds	2,296,207	2,153,175
U.S. government agencies	—	1,960

Total cash and cash equivalents	8,656,672	10,197,588

Marketable securities:
Time deposits	—	1,250,000
U.S. government agencies	3,342,406	3,703,868
U.S. government notes	—	2,491,709
Foreign government bonds	—	36,643
Municipal securities	2,721,603	2,129,774
Money market mutual funds	73,034	27,899
Corporate debt securities	907,056	2,822,111
Agency residential mortgage-backed securities	—	1,578,644
Commercial mortgage-backed securities	—	47,716
Marketable equity security	145,000	198,823

Total marketable securities	7,189,099	14,287,187

Total cash, cash equivalents and marketable securities	$15,845,771	$24,484,775

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in thousands):

	As of December 31, 2008
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. government agencies	$3,324,750	$17,747	$(91)	$3,342,406
Municipal securities	2,690,270	34,685	(3,352)	2,721,603
Money market mutual funds	73,034	—	—	73,034
Corporate debt securities	903,963	3,265	(172)	907,056
Marketable equity security	145,000	—	—	145,000

Total	$7,137,017	$55,697	$(3,615)	$7,189,099

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$1,250,000	$—	$—	$1,250,000
U.S. government agencies	3,700,476	5,396	(2,004)	3,703,868
U.S. government notes	2,519,780	—	(28,071)	2,491,709
Foreign government bonds	36,662	—	(19)	36,643
Municipal securities	2,100,241	29,626	(93)	2,129,774
Money market mutual funds	27,899	—	—	27,899
Corporate debt securities	2,826,461	12,910	(17,260)	2,822,111
Agency residential mortgage-backed securities	1,584,537	5,511	(11,404)	1,578,644
Commercial mortgage-backed securities	47,141	575	—	47,716
Marketable equity security	145,000	53,823	—	198,823

Total	$14,238,197	$107,841	$(58,851)	$14,287,187

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2008 and December 31, 2009.

Our corporate debt securities are primarily guaranteed by the full faith and credit of the U.S. government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (TLGP) or the sovereign guarantee of foreign governments under similar programs to the TLGP.

Our agency residential mortgage-backed securities are specified pools of mortgage pass-through securities that are guaranteed by government-sponsored enterprises. Our commercial mortgage-backed securities are fully defeased securities with underlying collateral loans replaced by U.S. Treasury notes.

Our marketable equity security consists of our investment in Clearwire.

We recognized gross realized gains of $105.8 million and $118.3 million for the years ended December 31, 2008 and 2009. Gross realized losses were not material in all periods presented. We determine realized gains or losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest income and other, net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding the marketable equity security, designated as available-for-sale and classified by the contractual maturity date of the security (in thousands):

As of December 31, 2009
Due in 1 year	$1,400,583
Due in 1 year through 5 years	8,442,820
Due in 5 years through 10 years	1,557,923
Due after 10 years	2,687,038

Total	$14,088,364

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables presents gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2008 and 2009, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in thousands):

	As of December 31, 2008
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$183,054	$(91)
Municipal securities	274,042	(3,352)
Corporate debt securities	199,828	(172)

Total	$656,924	$(3,615)

	As of December 31, 2009
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$1,273,165	$(2,004)
U.S. government notes	2,491,709	(28,071)
Foreign government bonds	36,643	(19)
Municipal securities	60,212	(93)
Corporate debt securities	1,174,769	(17,260)
Agency mortgage-backed securities	1,040,486	(11,404)

Total	$6,076,984	$(58,851)

As of December 31, 2008 and 2009, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At December 31, 2009, we held $181.7 million of auction rate securities (ARS). The assets underlying these 33 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $65.3 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at December 31, 2009, we used a discounted cash flow model based on estimated interest rates, timing, and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted-average interest rate of 4.15% per annum, which is based on the forward swap curve at the end of December 2009 plus any additional basis points currently paid by the issuers assuming these auctions continue to

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 2,000 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and additionally adjusted for a liquidity discount of up to 400 basis points to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market.

At December 31, 2009, the estimated fair value of these ARS was $23.4 million less than their costs. As we have no intent to sell these ARS and it is more-likely-than-not that we will not be required to sell these ARS prior to recovery, we concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at December 31, 2009.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at December 31, 2009.

Liquidation of Investment in AOL

In 2009, we recognized a gain of $9.0 million on the sale of our equity investment in America Online, Inc. to Time Warner Inc. for $283.0 million.

Note 4.	Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows, earnings, and fair value of certain marketable securities will be adversely affected by foreign currency exchange rate fluctuations. Our program is not designated for trading or speculative purposes.

We recognize derivative instruments as either assets or liabilities on the balance sheet at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as interest income and other, net, as part of revenues, or to accumulated other comprehensive income (AOCI) on the accompanying Consolidated Balance Sheets.

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. We initially report any gain on the effective portion of a cash flow hedge as a component of AOCI and we subsequently reclassify those gains to revenues when the hedged revenues are recorded or as interest income and other, net, if the hedged transaction becomes probable of not occurring.

At December 31, 2009, the effective portion of our cash flow hedges before tax effect was $15.5 million, of which $8.9 million is expected to be reclassified from AOCI to revenues within the next 12 months.

We recognize any gain after a hedge is de-designated or related to an ineffective portion of a hedge in interest income and other, net, immediately. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase as an asset. Thereafter, we recognize any change to this time value in interest income and other, net.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €1.9 billion (or approximately $2.6 billion) and €1.6 billion (or approximately $2.2 billion) at December 31, 2008 and December 31, 2009; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.1 billion (or approximately $1.8 billion) and £809.1 million (or approximately $1.3 billion) at December 31, 2008 and December 31, 2009; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$229.7 million (or approximately $202.2 million) and C$306.2 million (or approximately $267.9 million) at December 31, 2008 and December 31, 2009. These foreign exchange options have maturities of 36 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Fair Value Hedges

In November 2009, we began using forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest income and other, net along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contacts from the assessment of hedge effectiveness and recognize them in interest income and other, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $37.3 million at December 31, 2009.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest income and other, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.6 billion and $2.4 billion at December 31, 2008 and December 31, 2009. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $54.2 million and $115.4 million at December 31, 2008 and December 31, 2009. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €630.5 million (or approximately $897.6 million) and €618.0 million (or approximately $889.3 million) at December 31, 2008 and December 31, 2009. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €7.9 million (or approximately $11.3 million) at December 31, 2009.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair value of our outstanding derivative instruments at December 31, 2008 and 2009 is summarized below (in thousands):

		Fair Value of Derivative Instruments
	Balance Sheet Location	As of December 31, 2008	As of December 31, 2009
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$451,723	$104,278
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	—	812
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	13,270	396

Total		$464,993	$105,486

Derivative Liabilities
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$877	$337

Total		$877	$337

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the years ended December 31, 2008 and 2009 is summarized below (in thousands):

	Increase (Decrease) in Gains Recognized in AOCI on Derivative Before Tax Effect (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2008	2009
Foreign exchange option contracts	$522,162	$(14,360)

	Gains Reclassified from AOCI into Income (Effective Portion)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2008	2009
Foreign exchange option contracts	Revenues	$167,807	$324,705

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Gains (Losses) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)[1]
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2008	2009
Foreign exchange option contracts	Interest income and other, net	$(136,013)	$(267,984)

[1]	Gains (losses) related to the ineffectiveness portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income for the year ended December 31, 2009 is summarized below (in thousands):

	Gains (Losses) Recognized in Income on Derivatives[2]
Derivatives in Fair Value Hedging Relationship	Location	2009
Foreign exchange forward contracts	Interest income and other, net	$2,169
Hedged item	Interest income and other, net	(2,181)

Total		$(12)

[2]	Gains (losses) related to the ineffectiveness portion and the amount excluded from effectiveness testing of the hedges were not material.

The effect of derivative instruments not designated as hedging instruments on income for the years ended December 31, 2008 and 2009 is summarized below (in thousands):

	Gains (Losses) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated As Hedging Instruments	Location	2008	2009
Foreign exchange forward contracts	Interest income and other, net	$145,250	$(77,656)

Note 5.	Fair Value Measurements

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

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our investments in ARS within Level 3 because they are valued using valuation techniques (see Note 3). Some of the inputs to these models are unobservable in the market and are significant. We classify our foreign currency derivative contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair value measurement at reporting date using
Description	As of December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Municipal securities	$14,250	$—	$14,250	$—
Time deposits	3,015,557	—	3,015,557	—
Money market mutual funds	2,296,207	2,296,207	—	—
Marketable securities:
U.S. government agencies	3,342,406	—	3,342,406	—
Municipal securities	2,721,603	—	2,721,603	—
Money market mutual funds	73,034	—	73,034	—
Corporate debt securities	907,056	—	907,056	—
Marketable equity security	145,000	145,000	—	—
Foreign currency derivative contracts	464,993	—	464,993	—
Auction rate securities	197,361	—	—	197,361

Total	$13,177,467	$2,441,207	$10,538,899	$197,361

Liabilities
Foreign currency derivative contracts	$877	$—	$877	$—

Total	$877	$—	$877	$—

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

		Fair value measurement at reporting date using
Description	As of December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
U.S. government agencies	$1,960	$—	$1,960	$—
Time deposits	3,739,875	—	3,739,875	—
Money market mutual funds	2,153,175	2,153,175	—	—
Marketable securities:
U.S. government agencies	3,703,868	—	3,703,868	—
U.S. government notes	2,491,709	2,491,709	—	—
Foreign government bonds	36,643	—	36,643	—
Municipal securities	2,129,774	—	2,129,774	—
Time deposit	1,250,000	—	1,250,000	—
Money market mutual funds	27,899	—	27,899	—
Corporate debt securities	2,822,111	—	2,822,111	—
Agency residential mortgage-backed securities	1,578,644	—	1,578,644	—
Commercial mortgage-backed securities	47,716	—	47,716	—
Marketable equity security	198,823	198,823	—	—
Foreign currency derivative contracts	105,486	—	105,486	—
Auction rate securities	181,684	—	—	181,684

Total	$20,469,367	$4,843,707	$15,443,976	$181,684

Liabilities
Foreign currency derivative contracts	$337	$—	$337	$—

Total	$337	$—	$337	$—

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in thousands):

Level 3
Balance at December 31, 2007	$—
Transfers to Level 3	311,225
Change in unrealized loss included in other comprehensive income	(35,485)
Net settlements	(78,379)

Balance at December 31, 2008	197,361
Change in unrealized loss included in other comprehensive income	12,071
Net settlements	(27,748)

Balance at December 31, 2009	$181,684

Note 6.	Property and Equipment

Property and equipment consist of the following (in thousands):

	As of December 31,
	2008	2009
Information technology assets	$3,573,499	$3,868,287
Construction in progress	1,643,136	1,643,630
Land and buildings	1,725,336	1,907,532
Leasehold improvements	572,908	645,876
Furniture and fixtures	61,462	64,809

Total	7,576,341	8,130,134
Less accumulated depreciation and amortization	2,342,498	3,285,524

Property and equipment, net	$5,233,843	$4,844,610

Note 7.	Acquisitions

During the year ended December 31, 2009, we completed ten acquisitions for a total cash consideration of $91.6 million. Goodwill is not deductible for tax purposes. Patents and developed technology have a weighted-average useful life of 4.0 years and customer relationships have a weighted-average useful life of 6.4 years.

The following table summarizes the allocation of the purchase price for all of the above acquisitions (in thousands):

Goodwill	$60,798
Patents and developed technology	29,770
Customer relationships	8,900
Net liabilities assumed	(105)
Deferred tax liabilities	(7,764)

Total	$91,599

On August 5, 2009, we entered into an Agreement and Plan of Merger with On2 Technologies, Inc. (On2), a publicly-held company and developer of video compression technology. In January 2010, we entered into an

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amendment to the Agreement and Plan of Merger with On2. Upon the consummation of the merger, each stockholder of On2 will have the right to receive 0.0010 shares of Google Class A common stock, $0.15 of cash, and cash in lieu of any fractional shares. The total purchase price is approximately $124 million based on the closing price of our Class A common stock on February 10, 2010. The completion of this transaction is subject to On2 stockholder approval. We expect this transaction to close in the first quarter of 2010.

On November 9, 2009, we signed a definitive agreement to acquire AdMob, Inc., a privately-held mobile display ads technology provider, for $750 million in Google Class A common stock. The completion of this transaction is subject to customary closing conditions. We expect this transaction to close in the first half of 2010.

Note 8.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance as of December 31, 2008	$4,839,854
Goodwill acquired	60,798
Goodwill adjustment	1,913

Balance as of December 31, 2009	$4,902,565

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in thousands):

	As of December 31, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$551,332	$297,428	$253,904
Customer relationships	800,113	153,516	646,597
Tradenames and other	209,492	113,303	96,189

Total	$1,560,937	$564,247	$996,690

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$566,372	$380,492	$185,880
Customer relationships	783,613	257,319	526,294
Tradenames and other	210,902	148,138	62,764

Total	$1,560,887	$785,949	$774,938

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Patents and developed technology, customer relationships, and tradenames and other have weighted-average useful lives from the date of purchase of 4.0 years, 6.4 years, and 4.6 years. Amortization expense of acquisition-related intangible assets for the years ended December 31, 2007, 2008, and 2009 was $158.2 million, $279.7 million, and $266.2 million. As of December 31, 2009, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in thousands):

2010	230,077
2011	182,395
2012	140,695
2013	108,967
2014	101,402
Thereafter	11,402

$774,938

Note 9.	Interest Income and Other, Net

The components of interest income and other, net are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Interest income	$559,205	$389,533	$229,673
Realized gains on marketable securities, net	51,198	94,205	96,738
Foreign currency exchange losses, net	(16,169)	(171,877)	(259,778)
Other	(4,654)	4,523	2,370

Interest income and other, net	$589,580	$316,384	$69,003

Note 10.	Comprehensive Income

The changes in the components of other comprehensive income are as follows (in thousands):

	Year Ended December 31,
	2007	2008	2009
Net income	$4,203,720	$4,226,858	$6,520,448
Change in unrealized gains (losses) on available-for-sale investments, net of taxes(1)	29,029	(12,506)	2,562
Change in foreign currency translation adjustment	61,033	(84,195)	76,671
Change in unrealized gains on cash flow hedges, net of taxes(2)	—	209,907	(200,722)

Comprehensive income	$4,293,782	$4,340,064	$6,398,959

(1)	Change in unrealized gains (losses) on available-for-sale investments is recorded net of taxes of $20.0 million, $8.9 million, and $6.4 million for the years ended December 31, 2007, 2008, and 2009.
(2)	Change in unrealized gains on cash flow hedges is recorded net of taxes of $144.4 million and $138.0 million for the years ended December 31, 2008 and 2009.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of accumulated other comprehensive income are as follows (in thousands):

	As of December 31,
	2008	2009
Unrealized net gains on available-for-sale investments, net of taxes	$9,995	$12,557
Foreign currency translation adjustment	6,677	83,348
Unrealized gains on cash flow hedges, net of taxes	209,907	9,185

Accumulated other comprehensive income	$226,579	$105,090

Note 11.	Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring between 2010 and 2063. We are committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

At December 31, 2009, future minimum payments under non-cancelable operating leases, along with sublease income amounts, were as follows over each of the next five years and thereafter (in thousands):

	Operating Leases	Sub-lease Income	Net Operating Leases
2010	$309,711	$26,544	$283,167
2011	295,885	23,717	272,168
2012	275,684	13,897	261,787
2013	237,473	6,926	230,547
2014	187,788	5,275	182,513
Thereafter	1,237,338	5,639	1,231,699

Total minimum payments required	$2,543,879	$81,998	$2,461,881

Certain leases have adjustments for market provisions. Amounts in the table above represent our best estimates of future payments to be made under these leases. Rent expense under operating leases, including co-location arrangements, was $164.3 million, $313.6 million, and $323.2 million in 2007, 2008, and 2009.

Guaranteed Minimum Revenue Share Payments

In connection with our AdSense revenue share agreements, we are periodically required to make non-cancelable guaranteed minimum payments to a small number of our Google Network members over the term of the respective contracts. Under our contracts, these guaranteed payments may be adjusted downward based on our Google Network members not achieving defined performance targets, such as number of advertisements displayed or search queries. In most cases, certain guaranteed amounts will be adjusted downward if our Google Network members do not meet their performance targets. In all of these AdSense agreements, if a Google Network member were unable to perform under the contract, such as being unable to provide search queries, as defined under the terms of that agreement, then we would not be obligated to make any non-cancelable guaranteed minimum revenue payments to that member. At December 31, 2009, our aggregate outstanding non-cancelable guaranteed minimum revenue share commitments totaled $133.3 million through 2012 compared to $1,030.3 million at December 31, 2008. We believe these amounts represent a reasonable estimate of the future minimum guaranteed payments.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Purchase Obligations

We had $360.7 million of other non-cancelable contractual obligations and $1.9 billion of open purchase orders for which we had not received the related services or goods at December 31, 2009. We have the right to cancel these open purchase orders prior to the date of delivery. The majority of our non-cancelable contractual obligations are related to data center operations and facility build-outs.

Letters of Credit

At December 31, 2009 and associated with several leased facilities, we had unused letters of credit for $101.2 million. At December 31, 2009, we were in compliance with our financial covenants under the letters of credit.

Indemnifications

In the normal course of business to facilitate transactions of our services and products, we indemnify certain parties, including advertisers, Google Network members, and lessors with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, the payments we have made under these agreements have not had a material impact on our operating results, financial position, or cash flows.

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

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Android, Google Web Search, Google AdWords, Google AdSense, and Google Chrome, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation results, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenue for us or otherwise harm our business.

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

Convertible Preferred Stock

Our Board of Directors has authorized 100,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2008 and 2009, there were no shares issued or outstanding.

Class A and Class B Common Stock

Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 31, 2009, there were 6,000,000,000 and 3,000,000,000 shares authorized and there were 243,611,368 and 74,160,683 shares legally outstanding of Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan, and plans assumed through acquisitions, all of which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options are generally granted for a term of 10 years. Except for options granted pursuant to the Exchange discussed below, options granted under the Stock Plans generally vest 25% after the first year of service and ratably each month over the remaining 36 month period contingent upon employment with us on the vesting date. Options granted under Stock Plans other than the 2004 Stock Plan may be exercised prior to vesting.

Under the Stock Plans, we have also issued RSUs and restricted shares. An RSU award is an agreement to issue shares of our stock at the time of vest. RSUs issued to new employees vest over four years with a yearly cliff contingent upon employment with us on the dates of vest. These RSUs vest from zero to 50.0% of the grant amount at the end of each of the four years from date of hire based on the employee’s performance. RSUs under the Founders’ Award programs are issued to individuals on teams that have made extraordinary contributions to Google. These awards vest quarterly over four years contingent upon employment with us on the vesting dates.

At December 31, 2008 and December 31, 2009, there were 23,236,325 and 27,042,948 shares of common stock reserved for future issuance under our Stock Plans.

We estimated the fair value of each option award on the date of grant using the BSM option pricing model. Our assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees. Through the third quarter of 2007, our assumptions about the expected term had been based on that of companies that had option vesting and contractual terms, expected stock volatility, employee demographics, and physical locations that were similar to ours because we had limited relevant historical information to support the expected sale and exercise behavior of our employees who had been granted options recently. Commencing in the fourth quarter of 2007, we began to estimate the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted (excluding options granted in connection with the Exchange discussed below) in the periods presented:

	Year Ended December 31,
	2007	2008	2009
Risk-free interest rate	4.4%	3.2%	2.6%
Expected volatility	34%	35%	37%
Expected life (in years)	5.1	5.3	5.8
Dividend yield	—	—	—
Weighted-average estimated fair value of options granted during the year	$213.56	$203.58	$160.63

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activities for our options for the year ended December 31, 2009:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
Balance at December 31, 2008	13,971,438	$391.40
Options granted (2)	9,260,176	$324.17
Exercised	(1,976,571)	$179.13
Canceled/forfeited (2)	(8,478,555)	$507.74

Balance at December 31, 2009	12,776,488	$298.73	6.6	$4,104.6

Vested and exercisable as of December 31, 2009	5,709,255	$262.19	5.9	$2,046.2
Vested and exercisable as of December 31, 2009 and expected to vest thereafter (3)	12,076,836	$296.99	6.6	$3,900.8

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $619.98 of our Class A common stock on December 31, 2009.

(2)	The number of options granted and canceled/forfeited includes options granted and canceled in connection with the Exchange (see below).

(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and exercisable and vested stock options at December 31, 2009:

	Options Outstanding			Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.30–$94.80	599,660	3.8	$23.02	576,875	$21.82	534,834	$22.99
$117.84–$198.41	1,051,326	3.8	$177.18	1,050,712	$177.17	1,050,712	$177.17
$205.96–$298.91	1,081,141	4.3	$275.15	1,064,968	$274.93	1,064,968	$274.93
$300.97–$399.00	8,581,329	7.2	$309.78	2,755,094	$310.20	2,755,094	$310.20
$401.78–$499.07	1,200,173	8.8	$437.60	121,014	$442.15	121,014	$442.15
$500.03–$594.05	255,673	4.1	$535.60	180,056	$532.25	180,056	$532.25
$611.68–$699.35	7,106	7.2	$629.66	2,537	$648.60	2,537	$648.60
$710.84	80	8.0	$710.84	40	$710.84	40	$710.84

$0.30–$710.84	12,776,488	6.6	$298.73	5,751,296	$260.32	5,709,255	$262.19

The above tables include approximately 1.5 million warrants held by selected financial institutions that were options purchased from employees under our TSO program, with a weighted-average exercise price of $303.82.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total grant date fair value of stock options vested during 2007, 2008, and 2009 was $635.1 million, $692.5 million, and $689.7 million. The aggregate intrinsic value of all options and warrants exercised during 2007, 2008 and 2009 was $1,279.0 million, $503.2 million, and $566.1 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During 2009, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was approximately 1.1 million at a total value of $246.8 million, or an average of $231.36 per share, including an average premium of $23.39 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. At December 31 2009, the number of options eligible for participation under the TSO program was approximately 10 million.

In March 2009, we completed an offer to exchange certain employee stock options issued under our 2004 Stock Plan. Certain previously granted options were exchanged for new options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of our Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of our Class A common stock as reported by The Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which is being recognized over the vesting periods of the new options. These vesting periods range from six months to five years. We recorded approximately $103 million of the modification charge in 2009.

As of December 31, 2009, there was $1,088.0 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 3.1 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested RSUs and restricted shares for the year ended December 31, 2009:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2008	3,268,089	$514.56
Granted	2,991,909	$463.50
Vested	(1,290,943)	$491.13
Canceled	(342,568)	$464.62

Unvested at December 31, 2009	4,626,487	$492.42

Expected to vest after December 31, 2009 (1)	4,168,465	$492.42

(1)	RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of December 31, 2009, there was $1,842.7 million of unrecognized compensation cost related to employee unvested RSUs and restricted shares. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 13.	401(k) Plan

We have a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 60% of their eligible compensation, subject to certain limitations. Employee and our contributions are fully vested when contributed. We contributed approximately $51.1 million, $72.6 million, and $82.5 million during 2007, 2008, and 2009.

Note 14.	Income Taxes

Income before income taxes included income from foreign operations of $2,466.9 million, $3,793.7 million, and $4,802.1 million for 2007, 2008, and 2009.

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2007	2008	2009
Current:
Federal	$1,288,310	$1,348,210	$1,531,016
State	294,935	467,572	449,828
Foreign	51,227	90,930	147,956

Total	1,634,472	1,906,712	2,128,800

Deferred:
Federal	(135,047)	(197,593)	(273,552)
State	(29,165)	(62,538)	13,111
Foreign	—	(19,843)	(7,618)

Total	(164,212)	(279,974)	(268,059)

Provision for income taxes	$1,470,260	$1,626,738	$1,860,741

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in thousands):

	Year ended December 31,
	2007	2008	2009
Expected provision at federal statutory tax rate (35%)	$1,985,893	$2,048,758	$2,933,416
State taxes, net of federal benefit	172,750	263,272	302,493
Stock-based compensation expense	123,869	90,805	62,574
Impairment of investments	—	312,603	(40,663)
Foreign rate differential	(705,400)	(1,019,536)	(1,340,962)
Federal research credit	(81,469)	(51,841)	(55,767)
Tax exempt interest	(50,662)	(51,713)	(14,836)
Other permanent differences	25,279	34,390	14,486

Provision for income taxes	$1,470,260	$1,626,738	$1,860,741

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2009 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

any foreign income taxes previously paid on these earnings. As of December 31, 2009, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $12.3 billion. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in thousands):

	As of December 31,
	2008	2009
Deferred tax assets:
Stock-based compensation expense	$211,311	$273,979
State taxes	132,827	161,808
Capital loss from impairment of equity investments	446,770	420,270
Settlement with the Authors Guild and AAP	38,810	38,810
Depreciation	19,666	134,946
Vacation accruals	24,903	27,471
Deferred rent	38,048	43,869
Accruals and reserves not currently deductible	32,080	216,456
Unrealized losses on investments and other	—	51,697
Acquired net operating losses	60,306	60,743
Other	10,442	16,575

Total deferred tax assets	1,015,163	1,446,624
Valuation allowance	(364,529)	(326,168)

Total deferred tax assets net of valuation allowance	650,634	1,120,456
Deferred tax liabilities:
Identified intangibles	(249,679)	(210,112)
Unrealized gains on investments and other	(123,231)	—
Other	(4,134)	(3,327)

Total deferred tax liabilities	(377,044)	(213,439)

Net deferred tax assets	$273,590	$907,017

As of December 31, 2009, our federal and state net operating loss carryforwards for income tax purposes were approximately $187.8 million and $97.6 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2025 and the state net operating loss carryforwards will begin to expire in 2011. The net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code.

In the fourth quarter of 2008, we recorded an impairment charge of $1.09 billion related primarily to our investments in AOL and Clearwire. For income tax purposes, the impairment will generate an equal amount of capital loss when recognized, a portion of which was recognized in 2009. As of December 31, 2009, our federal and state capital loss carryforwards for income tax purposes were approximately $776.0 million and $961.6 million. If not utilized, the federal capital losses will begin to expire in 2014. We believe it is more likely than not that a portion of the capital loss carryforwards will not be realized. Therefore we have recorded a valuation allowance on both our federal and state capital loss carryforwards in the amount of $326.2 million. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2007 to December 31, 2009 (in thousands):

Balance as of January 1, 2007	$243,588
Increases related to prior year tax positions	29,854
Decreases related to prior year tax positions	(18,997)
Increases related to current year tax positions	132,742

Balance as of December 31, 2007	387,187
Increases related to prior year tax positions	111,872
Decreases related to prior year tax positions	(14,563)
Increases related to current year tax positions	236,564

Balance as of December 31, 2008	721,060
Increases related to prior year tax positions	221,575
Decreases related to prior year tax positions	(816)
Increases related to current year tax positions	245,909

Balance as of December 31, 2009	$1,187,728

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $283.5 million, $561.3 million, and $814.4 million as of December 31, 2007, December 31, 2008, and December 31, 2009.

As of December 31, 2009, we had accrued $100.0 million for payment of interest and penalties. Interest and penalties included in our provision for income taxes was not material in all the periods presented.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. During the three months ended December 31, 2007, the Internal Revenue Service (IRS) completed its examination of our 2003 and 2004 tax years. We have filed an appeal with the IRS for certain issues related to this audit, but we believe we have adequately provided for these items and any adverse results would have an immaterial impact on our unrecognized tax benefit balance within the next 12 months. The IRS commenced its examination of our 2005 and 2006 tax years in early 2008. We do not expect the examination to be completed within the next 12 months, therefore we do not anticipate any significant impact to our unrecognized tax benefit balance in 2009, related to our 2005 and 2006 tax years.

Our 2007, 2008, and 2009 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2002 through 2009 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are various other on-going audits in various other jurisdictions that are not material to our financial statements.

Note 15.	Information about Geographic Areas

Our chief operating decision-makers (i.e., chief executive officer, certain of his direct reports, and our founders) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenues by geography are based on the billing address of the advertiser. The following table sets forth revenues and long-lived assets by geographic area (in thousands):

	Year Ended December 31,
	2007	2008	2009
Revenues:
United States	$8,698,021	$10,635,553	$11,193,557
United Kingdom	2,530,916	3,038,488	2,986,040
Rest of the world	5,365,049	8,121,509	9,470,966

Total revenues	$16,593,986	$21,795,550	$23,650,563

	As of December 31,
	2008	2009
Long-lived assets:
United States	$9,782,825	$9,432,113
International	1,806,568	1,897,707

Total long-lived assets	$11,589,393	$11,329,820

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on management’s evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2009, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Management’s report on internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers

The names of our executive officers and their ages, titles, and biographies as of January 31, 2010 are set forth below:

Name	Age	Position
Eric Schmidt	54	Chairman of the Board of Directors, Chief Executive Officer and Director
Sergey Brin	36	President of Technology and Director
Larry Page	37	President of Products and Director
Nikesh Arora	41	President, Global Sales Operations and Business Development
David C. Drummond	46	Senior Vice President of Corporate Development and Chief Legal Officer
Patrick Pichette	47	Senior Vice President and Chief Financial Officer
Jonathan J. Rosenberg	48	Senior Vice President of Product Management
Shona L. Brown	43	Senior Vice President of Business Operations
Alan Eustace	53	Senior Vice President of Engineering and Research

Our executive officers are appointed by, and serve at the discretion of, our board of directors. Each executive officer is a full-time employee. There is no family relationship between any of our executive officers or directors.

Eric Schmidt has served as our Chief Executive Officer since July 2001 and served as Chairman of our board of directors from March 2001 to April 2004, and again from April 2007 to the present. In April 2004, Eric was named Chairman of the Executive Committee of our board of directors. Prior to joining us, from April 1997 to November 2001, Eric served as Chairman of the board of Novell, a computer networking company, and, from April 1997 to July 2001, as the Chief Executive Officer of Novell. From 1983 until March 1997, Eric held various positions at Sun Microsystems, a supplier of network computing solutions, including Chief Technology Officer from February 1994 to March 1997 and President of Sun Technology Enterprises from February 1991 until February 1994. Eric has a Bachelor of Science degree in electrical engineering from Princeton University and a Masters degree and Ph.D. in computer science from the University of California at Berkeley.

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

Nikesh Arora has served as our President, Global Sales Operations and Business Development since April 2009. Previously, he served as our President of International Operations since 2004. Prior to joining us, Nikesh served as Chief Marketing Officer and a member of the management board at T-Mobile Europe. Prior to that, Nikesh worked for Deutsche Telekom, Putnam Investments, and Fidelity Investments. Nikesh holds a Masters degree from Boston College and a Masters of Business Administration degree from Northeastern University. Nikesh also holds a Bachelor of Science degree in electrical engineering from the Institute of Technology in Varanasi, India.

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

Patrick Pichette has served as our Chief Financial Officer and Senior Vice President since August 2008. Prior to joining us, from January 2001 until July 2008, Patrick served as an executive officer of Bell Canada Enterprises Inc., a telecommunications company, including, most recently, as President – Operations for Bell Canada, and previously as Executive Vice President, Chief Financial Officer, and Executive Vice President of Planning and Performance Management. Prior to joining Bell Canada Enterprises, from 1996 to 2000, Patrick was a principal at McKinsey & Company, a management consulting firm. Prior to that, from 1994 to 1996, he served as Vice President and Chief Financial Officer of Call-Net Enterprises Inc., a Canadian telecommunications company. Patrick holds a Masters of Arts degree in philosophy, politics, and economics from Oxford University (as a Rhodes Scholar) and a Bachelor of Arts degree in Business Administration from Université du Québec à Montréal.

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

Alan Eustace has served as our Senior Vice President of Engineering and Research since January 2006. Previously, he served as a Vice President of Engineering since July 2002. Prior to joining us, from May 2002 to June 2002, Alan was at Hewlett-Packard, a provider of technology products, software, and services. Prior to that, Alan worked at Compaq from June 1998 until its acquisition by Hewlett-Packard in May 2002, where he most recently served as Director of the Western Research Laboratory. Prior to that, Alan held various positions at Digital Equipment Corporation until its acquisition by Compaq in June 1998. Alan holds a Bachelor of Science degree, a Masters of Science degree, and a Ph.D. in computer science from the University of Central Florida.

The information required by this item regarding our directors and corporate governance matters is included under the captions “Corporate Governance and Board of Directors Matters” and “Proposals to be Voted On—Proposal Number 1—Election of Directors” in Google’s Proxy Statement for its 2010 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2009 (the “2010 Proxy Statement”) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is included under the captions “Director Compensation” and “Executive Compensation” in the 2010 Proxy Statement and incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Executive Compensation—Equity Compensation Plan Information” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is included under the captions “Certain Relationships and Related Transactions” and “Corporate Governance—Independence of Directors” in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is included under the caption “Independent Registered Public Accounting Firm” in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year
	(In thousands)
Year ended December 31, 2007	$16,914	$46,001	$(30,028)	$32,887
Year ended December 31, 2008	$32,887	$161,234	$(114,035)	$80,086
Year ended December 31, 2009	$80,086	$148,625	$(149,827)	$78,884

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2010.

GOOGLE INC.

By:	/s/ ERIC E. SCHMIDT
Eric E. Schmidt
Chairman of the Board of Directors and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric E. Schmidt and Patrick Pichette, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ ERIC E. SCHMIDT Eric E. Schmidt	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 12, 2010

/S/ PATRICK PICHETTE Patrick Pichette	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2010

/s/ SERGEY BRIN Sergey Brin	President of Technology and Director	February 12, 2010

/S/ LARRY PAGE Larry Page	President of Products and Director	February 12, 2010

L. John Doerr	Director

/S/ JOHN L. HENNESSY John L. Hennessy	Director	February 12, 2010

/S/ ANN MATHER Ann Mather	Director	February 12, 2010

/S/ PAUL S. OTELLINI Paul S. Otellini	Director	February 12, 2010

/S/ K. RAM SHRIRAM K. Ram Shriram	Director	February 12, 2010

/S/ SHIRLEY TILGHMAN	Director	February 12, 2010
Shirley Tilghman

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

1.01	Form of Distribution Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (the “Distribution Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.01.1	Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

1.02	Form of Bidding Rules Agreement dated April 20, 2007 among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (the “Bidding Rules Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.02.1	Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

3.01	Third Amended and Restated Certificate of Incorporation of Registrant as filed August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

3.02	Amended and Restated Bylaws of Registrant, effective as of August 24, 2004	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 9, 2004

4.01	Specimen Class A Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.02	Specimen Class B Common Stock certificate	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

4.03	Form of Warrant Agreement dated April 20, 2007 among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (the “Warrant Agreement”)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

4.03.1		Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-l, as amended (File No. 333-114984)	July 12, 2004

10.02	©	1998 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.02.1	©	1998 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.03	©	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.04	©	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.04.1	©	2000 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.05	©	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.05.1	©	2003 Stock Plan—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.06	©	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.06.1	©	2003 Stock Plan (No. 2)—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.07	©	2003 Stock Plan (No. 3), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.07.1	©	2003 Stock Plan (No. 3)—Form of stock option agreement	Registration Statement on Form S-l, as amended (File No. 333-114984)	April 29, 2004

10.08	©	Google Inc. 2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	May 7, 2009

10.08.1	©	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.08.2	©	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.08.3	©	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.08.4	©	2004 Stock Plan—Form of stock option agreement (TSO Program)	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.09	©	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.10	©	Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004

10.11	©	YouTube, Inc. 2005 Stock Plan	Registration Statement on Form S-8 (File No. 333-138848)	November 20, 2006

10.12	†	Amended and Restated License Agreement dated October 13, 2003 by and between The Board of Trustees of the Leland Stanford Junior University and Google Inc.	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 16, 2004

10.12.1		License Agreement dated July 2, 2001 by and between The Board of Trustees of the Leland Stanford Junior University and Google Inc.	Registration Statement on Form S-l, as amended (File No. 333-114984)	August 18, 2004

10.13	©	Google Senior Executive Bonus Plan	Current Report on Form 8-K (File No. 000-50726)	March 28, 2007

10.14	©	Letter agreement between Google Inc. and Shirley Tilghman dated August 16, 2005	Current Report on Form 8-K (File No. 000-50726)	October 6, 2005

10.15	©	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008

10.16	©	Offer Letter between Google Inc. and Patrick Pichette dated June 6, 2008	Current Report on Form 8-K (File No. 00050726)	June 25, 2008

21.01	*	List of Subsidiaries of Registrant

23.01	*	Consent of Independent Registered Public Accounting Firm

24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	**	XBRL Instance Document

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

101.SCH	**	XBRL Taxonomy Extension Schema Document

101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.