Form 10-Q
period 2010-03-31
Google Inc.
filed 2010-05-05
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                     Accelerated filer  ☐

Non-accelerated filer (Do not check if a smaller reporting company)  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

At April 30, 2010, there were 245,600,411 shares of Google’s Class A common stock outstanding and 72,886,098 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,198	$9,192
Marketable securities	14,287	17,322
Accounts receivable, net of allowance of $79 and $62	3,178	3,084
Deferred income taxes, net	644	399
Income taxes receivable, net	23	—
Prepaid revenue share, expenses and other assets	837	1,135

Total current assets	29,167	31,132
Prepaid revenue share, expenses and other assets, non-current	415	454
Deferred income taxes, net, non-current	263	446
Non-marketable equity securities	129	154
Property and equipment, net	4,845	4,773
Intangible assets, net	775	790
Goodwill	4,903	5,122

Total assets	$40,497	$42,871

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$216	$329
Accrued compensation and benefits	982	578
Accrued expenses and other current liabilities	570	576
Accrued revenue share	694	696
Deferred revenue	285	293
Income taxes payable, net	—	450

Total current liabilities	2,747	2,922
Deferred revenue, non-current	42	36
Income taxes payable, net, non-current	1,392	1,300
Other long-term liabilities	312	330
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock and additional paid-in capital, $0.001 par value: 9,000,000 shares authorized; 317,772 (Class A 243,611, Class B 74,161) and par value of $318 (Class A $244, Class B $74) and 318,274 (Class A 244,843, Class B 73,431) and par value of $318 (Class A $245, Class B $73) shares issued and outstanding	15,817	16,171
Accumulated other comprehensive income	105	163
Retained earnings	20,082	21,949

Total stockholders’ equity	36,004	38,283

Total liabilities and stockholders’ equity	$40,497	$42,871

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Revenues	$5,509	$6,775
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $13 and $6)	2,102	2,452
Research and development (including stock-based compensation expense of $168 and $191)	642	818
Sales and marketing (including stock-based compensation expense of $59 and $54)	434	607
General and administrative (including stock-based compensation expense of $37 and $40)	447	410

Total costs and expenses	3,625	4,287

Income from operations	1,884	2,488
Interest income and other, net	6	18

Income before income taxes	1,890	2,506
Provision for income taxes	467	551

Net income	$1,423	$1,955

Net income per share of Class A and Class B common stock:
Basic	$4.51	$6.15

Diluted	$4.49	$6.06

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Operating activities
Net income	$1,423	$1,955
Adjustments:
Depreciation and amortization of property and equipment	321	264
Amortization of intangibles and other assets	82	67
Stock-based compensation expense	277	291
Excess tax benefits from stock-based award activities	(32)	(12)
Deferred income taxes	(13)	(13)
Other	(21)	2
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	97	46
Income taxes, net	325	381
Prepaid revenue share, expenses and other assets	78	(157)
Accounts payable	22	120
Accrued expenses and other liabilities	(322)	(394)
Accrued revenue share	4	23
Deferred revenue	9	11

Net cash provided by operating activities	2,250	2,584

Investing activities
Purchases of property and equipment	(263)	(239)
Purchases of marketable securities	(5,245)	(12,487)
Maturities and sales of marketable securities	5,110	9,495
Investments in non-marketable equity securities	(19)	(3)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(2)	(190)

Net cash used in investing activities	(419)	(3,424)

Financing activities
Net payments related to stock-based award activities	(37)	(38)
Excess tax benefits from stock-based award activities	32	12
Repurchase of common stock in connection with an acquisition	—	(97)

Net cash used in financing activities	(5)	(123)

Effect of exchange rate changes on cash and cash equivalents	(57)	(43)

Net increase (decrease) in cash and cash equivalents	1,769	(1,006)
Cash and cash equivalents at beginning of year	8,657	10,198

Cash and cash equivalents at end of period	$10,426	$9,192

Supplemental disclosures of cash flow information
Cash paid for income taxes	$162	$179

Non-cash financing activity:
Fair value of common stock issued in connection with an acquisition	$—	$95

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of March 31, 2010, the Consolidated Statements of Income for the three months ended March 31, 2009 and 2010, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2009 and 2010 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2010, our results of operations for the three months ended March 31, 2009 and 2010, and our cash flows for the three months ended March 31, 2009 and 2010. The results of operations for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our 2009 Annual Report on Form 10-K filed on February 12, 2010.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, and income taxes, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Effect of Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (FASB) issued a new accounting standard which provides guidance for arrangements with multiple deliverables. Specifically, the new standard requires an entity to allocate consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices. In the absence of the vendor-specific objective evidence or third-party evidence of the selling prices, consideration must be allocated to the deliverables based on management’s best estimate of the selling prices. In addition, the new standard eliminates the use of the residual method of allocation. In October 2009, the FASB also issued a new accounting standard which changes revenue recognition for tangible products containing software and hardware elements. Specifically, tangible products containing software and hardware that function together to deliver the tangible products’ essential functionality are scoped out of the existing software revenue recognition guidance and will be accounted for under the multiple-element arrangements revenue recognition guidance discussed above. We adopted these new accounting standards in the first quarter of 2010 using the prospective method, and the adoption did not have a material impact on our consolidated financial statements. Had we adopted these new standards in 2009, the impact on our consolidated financial statements would have been immaterial.

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	For the Three Months Ended March 31,
	2009		2010
	(unaudited)
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator:
Allocation of undistributed earnings	$1,085	$338	$1,501	$454
Denominator:
Weighted-average common shares outstanding	240,303	74,965	244,099	73,796
Less: Weighted-average unvested common shares subject to repurchase or cancellation	(16)	—	—	—

Number of shares used in per share computation	240,287	74,965	244,099	73,796

Basic net income per share	$4.51	$4.51	$6.15	$6.15

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$1,085	$338	$1,501	$454
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	338	—	454	—
Reallocation of undistributed earnings to Class B shares	—	(1)	—	(6)

Allocation of undistributed earnings	$1,423	$337	$1,955	$448
Denominator:
Number of shares used in basic computation	240,287	74,965	244,099	73,796
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	74,965	—	73,796	—
Unvested common shares subject to repurchase or cancellation	16	—	—	—
Employee stock options and warrants under Transferable Stock Option program	1,767	86	3,591	82
Restricted shares and restricted stock units	186	—	1,122	—

Number of shares used in per share computation	317,221	75,051	322,608	73,878

Diluted net income per share	$4.49	$4.49	$6.06	$6.06

The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consist of the following (in millions):

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
Cash and cash equivalents:
Cash	$4,303	$3,570
Cash equivalents:
Time deposits	3,740	2,253
Money market mutual funds	2,153	3,345
U.S. government agencies	2	—
Corporate debt securities	—	24

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
Total cash and cash equivalents	10,198	9,192

Marketable securities:
Time deposits	1,250	750
Money market mutual funds	28	5
U.S. government agencies	3,703	3,348
U.S. government notes	2,492	2,184
Foreign government bonds	37	332
Municipal securities	2,130	2,222
Corporate debt securities	2,822	4,885
Agency residential mortgage-backed securities	1,578	3,338
Commercial mortgage-backed securities	48	47
Marketable equity security	199	211

Total marketable securities	14,287	17,322

Total cash, cash equivalents and marketable securities	$24,485	$26,514

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$1,250	$—	$—	$1,250
Money market mutual funds	28	—	—	28
U.S. government agencies	3,700	5	(2)	3,703
U.S. government notes	2,520	—	(28)	2,492
Foreign government bonds	37	—	—	37
Municipal securities	2,100	30	—	2,130
Corporate debt securities	2,826	13	(17)	2,822
Agency residential mortgage-backed securities	1,585	5	(12)	1,578
Commercial mortgage-backed securities	47	1	—	48
Marketable equity security	145	54	—	199

Total	$14,238	$108	$(59)	$14,287

	As of March 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$750	$—	$—	$750
Money market mutual funds	5	—	—	5
U.S. government agencies	3,350	3	(5)	3,348
U.S. government notes	2,197	—	(13)	2,184
Foreign government bonds	328	4	—	332
Municipal securities	2,203	21	(2)	2,222
Corporate debt securities	4,865	38	(18)	4,885
Agency residential mortgage-backed securities	3,340	9	(11)	3,338
Commercial mortgage-backed securities	47	—	—	47
Marketable equity security	145	66	—	211

Total	$17,230	$141	$(49)	$17,322

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2009 and March 31, 2010.

Our corporate debt securities consist of USD denominated securities issued by U.S. and non-U.S. corporations as well as securities guaranteed by the full faith and credit of the U.S. government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (TLGP) or the sovereign guarantee of foreign governments under similar programs to the TLGP.

Our agency residential mortgage-backed securities are specified pools of mortgage pass-through securities that are guaranteed by government-sponsored enterprises. Our commercial mortgage-backed securities are fully defeased securities with underlying collateral loans replaced by U.S. Treasury notes.

Our marketable equity security consists of our investment in Clearwire Corporation.

We recognized gross realized gains of $34 million and $28 million for the three months ended March 31, 2009 and 2010. Gross realized losses were not material in all periods presented. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest income and other, net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding the marketable equity security, designated as available-for-sale and classified by the contractual maturity date of the security (in millions):

As of March 31, 2010
(unaudited)
Due in 1 year	$1,340
Due in 1 year through 5 years	8,220
Due in 5 years through 10 years	2,902
Due after 10 years	4,649

Total	$17,111

The following tables presents fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2009 and March 31, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2009
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$1,273	$(2)
U.S. government notes	2,492	(28)
Corporate debt securities	1,175	(17)
Agency residential mortgage-backed securities	1,040	(12)

Total	$5,980	$(59)

	As of March 31, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
	(unaudited)
U.S. government agencies	$1,260	$(5)
U.S. government notes	2,084	(13)
Municipal securities	416	(2)
Corporate debt securities	2,489	(18)
Agency residential mortgage-backed securities	2,284	(11)

Total	$8,533	$(49)

As of December 31, 2009 and March 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At March 31, 2010, we held $181 million of auction rate securities (ARS). The assets underlying these 33 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $67 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at March 31, 2010, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted-average interest rate of 3.8% per annum, which is based on the forward swap curve at the end of March 2010 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 1,700 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and additionally adjusted for a liquidity discount of up to 400 basis points to reflect the risk in the marketplace for these investments that has arisen due to the lack of an active market.

At March 31, 2010, the estimated fair value of these ARS was $23 million less than their costs. As we have no intent to sell these ARS and it is more-likely-than-not that we will not be required to sell these ARS prior to recovery, we concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at March 31, 2010.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at March 31, 2010.

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

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. We initially report any gain on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify to revenues when the hedged revenues are recorded or as interest income and other, net, if the hedged transaction becomes probable of not occurring.

At March 31, 2010, the effective portion of our cash flow hedges before tax effect was $185 million, of which $114 million is expected to be reclassified from AOCI to revenues within the next 12 months.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €1.6 billion (or approximately $2.2 billion) and €2.4 billion (or approximately $3.3 billion) at December 31, 2009 and March 31, 2010; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £809 million (or approximately $1.3 billion) and £1.2 billion (or approximately $1.9 billion) at December 31, 2009 and March 31, 2010; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$306 million (or approximately $268 million) and C$343 million (or approximately $309 million) at December 31, 2009 and March 31, 2010. These foreign exchange options have maturities of 36 months or less. There were no other foreign exchange contracts designated as cash flow hedges.

Fair Value Hedges

In November 2009, we began using forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest income and other, net along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contacts from the assessment of hedge effectiveness and recognize them in interest income and other, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $37 million and $214 million at December 31, 2009 and March 31, 2010.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest income and other, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.4 billion and $2.7 billion at December 31, 2009 and March 31, 2010. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $115 million and $95 million at December 31, 2009 and March 31, 2010. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €618 million (or approximately $889 million) and €727 million (or approximately $979 million) at December 31, 2009 and March 31, 2010. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €8 million (or approximately $11 million) and €3 million (or approximately $4 million) at December 31, 2009 and March 31, 2010.

At December 31, 2009 and March 31, 2010, the fair values of our outstanding derivative instruments are summarized below (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2009	As of March 31, 2010
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$104	$283
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	1	2

Total		$105	$285

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three months ended March 31, 2009 and 2010 is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivative Before Tax Effect (Effective Portion)
	Three Months Ended March 31,
	2009	2010
	(unaudited)
Foreign exchange option contracts	$138	$179

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
	Location	Three Months Ended March 31,
		2009	2010
		(unaudited)
Foreign exchange option contracts	Revenues	$154	$10

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) [1]
	Location	Three Months Ended March 31,
		2009	2010
		(unaudited)
Foreign exchange option contracts	Interest income and other, net	$(100)	$(98)

[1]	Gains (losses) related to the ineffectiveness portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income for the three months ended March 31, 2010 is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives [2]
	Location	Three Months Ended March 31,
		2010
		(unaudited)
Foreign exchange forward contracts	Interest income and other, net	$6
Hedged item	Interest income and other, net	(6)

Total		$—

[2]	Gains (losses) related to the amount excluded from effectiveness testing of the hedges were not material in all periods presented.

The effect of derivative instruments not designated as hedging instruments on income for the three months ended March 31, 2009 and 2010 is summarized below (in millions):

Derivatives Not Designated As Hedging Instruments	Gains (Losses) Recognized in Income on Derivatives
	Location	Three Months Ended March 31,
		2009	2010
		(unaudited)
Foreign exchange forward contracts	Interest income and other, net	$113	$97

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	As of December 31, 2009	Fair value measurement at reporting date using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$3,740	$—	$3,740	$—
Money market mutual funds	2,153	2,153	—	—
U.S. government agencies	2	—	2	—
Marketable securities:
Time deposit	1,250	—	1,250	—
Money market mutual funds	28	—	28	—
U.S. government agencies	3,703	—	3,703	—
U.S. government notes	2,492	2,492	—	—
Foreign government bonds	37	—	37	—
Municipal securities	2,130	—	2,130	—
Corporate debt securities	2,822	—	2,822	—
Agency residential mortgage-backed securities	1,578	—	1,578	—
Commercial mortgage-backed securities	48	—	48	—
Marketable equity security	199	199	—	—
Foreign currency derivative contracts	105	—	105	—
Auction rate securities	182	—	—	182

Total	$20,469	$4,844	$15,443	$182

	As of March 31, 2010	Fair value measurement at reporting date using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$2,253	$—	$2,253	$—
Money market mutual funds	3,345	3,345	—	—
Corporate debt securities	24	—	24	—
Marketable securities:
Time deposit	750	—	750	—
Money market mutual funds	5	—	5	—
U.S. government agencies	3,348	—	3,348	—
U.S. government notes	2,184	2,184	—	—
Foreign government bonds	332	—	332	—
Municipal securities	2,222	—	2,222	—
Corporate debt securities	4,885	—	4,885	—
Agency residential mortgage-backed securities	3,338	—	3,338	—
Commercial mortgage-backed securities	47	—	47	—
Marketable equity security	211	211	—	—
Foreign currency derivative contracts	285	—	285	—
Auction rate securities	181	—	—	181

Total	$23,410	$5,740	$17,489	$181

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months ended March 31, 2009 (in millions):

Level 3
(unaudited)
Balance at December 31, 2008	$197
Change in unrealized loss included in other comprehensive income	3
Net settlements	(10)

Balance at March 31, 2009	$190

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 (in millions):

Level 3
(unaudited)
Balance at December 31, 2009	$182
Change in unrealized loss included in other comprehensive income	1
Net settlements	(2)

Balance at March 31, 2010	$181

Note 6. Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
Information technology assets	$3,868	$3,899
Construction in progress	1,644	1,661
Land and buildings	1,907	1,953
Leasehold improvements	646	642
Furniture and fixtures	65	64

Total	8,130	8,219
Less accumulated depreciation and amortization	3,285	3,446

Property and equipment, net	$4,845	$4,773

Note 7. Acquisitions

In February 2010, we completed the acquisition of On2 Technologies, Inc. (On2), a publicly-held company and developer of video compression technology. This transaction was accounted for as a business combination. The purchase price was $123 million, consisting of the issuance of approximately 174,000 shares of our Class A common stock (with a value of $95 million, based on the closing price of our Class A common stock on February 19, 2010) and cash of $28 million. To offset the dilution effect of issuing shares in connection with this acquisition, we also repurchased and subsequently retired 174,000 shares of our Class A common stock for $97 million pursuant to a Rule 10b5-1 trading plan.

The following table summarizes the allocation of the purchase price for On2 (in millions, unaudited):

Goodwill	$115
Patents and developed technology	27
Customer relationships and other	2
Net liabilities assumed	(9)
Deferred tax liabilities	(12)

Total	$123

During the three months ended, March 31, 2010, we also completed nine other acquisitions for a total cash consideration of approximately $145 million.

The following table summarizes the allocation of the purchase price for the nine acquisitions (in millions, unaudited):

Goodwill	$107
Patents and developed technology	40
Net assets acquired	6
Deferred tax liabilities	(8)

Total	$145

For all acquisitions completed during the three months ended March 31, 2010, patents and developed technology have a weighted-average useful life of 3.7 years and customer relationships and others have a weighted-average useful life of 2.0 years. Goodwill expected to be deductible for tax purposes is $32 million.

In addition, on November 9, 2009, we signed a definitive agreement to acquire AdMob, Inc., a privately-held mobile display ads technology provider, for $750 million of our Class A common stock and cash. The completion of this transaction is subject to customary closing conditions. We expect this transaction to close in the second quarter of 2010.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2010 are as follows (in millions, unaudited):

Balance as of December 31, 2009	$4,903
Goodwill acquired	222
Goodwill adjustment	(3)

Balance as of March 31, 2010	$5,122

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in millions):

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$566	$380	$186
Customer relationships	784	258	526
Tradenames and other	211	148	63

Total	$1,561	$786	$775

	As of March 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$648	$405	$243
Customer relationships	786	286	500
Tradenames and other	201	154	47

Total	$1,635	$845	$790

Amortization expense of acquisition-related intangible assets for the three months ended March 31, 2009 and 2010 was $78 million and $63 million. As of March 31, 2010, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in millions, unaudited):

Remainder of 2010	$188
2011	206
2012	159
2013	112
2014	97
2015	18
Thereafter	10

$790

Note 9. Interest Income and Other, Net

The components of interest income and other, net are as follows (in millions):

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Interest income	$66	$95
Realized gains on marketable securities, net	32	25
Foreign currency exchange losses, net	(91)	(105)
Other	(1)	3

Interest income and other, net	$6	$18

Note 10. Comprehensive Income

The changes in the components of other comprehensive income are as follows (in millions):

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Net income	$1,423	$1,955
Change in unrealized gains on available-for-sale investments, net of taxes(1)	10	42
Change in foreign currency translation adjustment	(58)	(84)
Change in unrealized gains on cash flow hedges, net of taxes(2)	(10)	100

Comprehensive income	$1,365	$2,013

(1)	Change in unrealized gains on available-for-sale investments is recorded net of taxes of $1 million and $2 million for the three months ended March 31, 2009 and 2010.
(2)	Change in unrealized gains on cash flow hedges is recorded net of taxes of $7 million and $69 million for the three months ended March 31, 2009 and 2010.

The components of accumulated other comprehensive income are as follows (in millions):

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
Unrealized net gains on available-for-sale investments, net of taxes	$13	$55
Foreign currency translation adjustment	83	(1)
Unrealized gains on cash flow hedges, net of taxes	9	109

Accumulated other comprehensive income	$105	$163

Note 11. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. In March 2010, the European Court of Justice issued a decision (with respect to three pending cases that were consolidated into one) that confirmed that we have not infringed trademark law by allowing advertisers to bid for keywords corresponding to their competitors’ trademarks. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, Taiwan, and the United Kingdom.

We also have had copyright claims filed against us alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe their rights. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenue for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, our business could be harmed in the event of an adverse result in any of these claims.

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Android, Google Web Search, Google AdWords, Google AdSense, and Google Chrome, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each demand continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation results, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenue for us or otherwise harm our business.

We are also a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark and copyright matters noted above), government investigations, labor and employment claims and threatened claims, breach of contract claims, tax, and other matters.

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

Note 12. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Risk-free interest rate	2.1%	2.6%
Expected volatility	40%	33%
Expected life (in years)	5.7	5.9
Dividend yield	—	—
Weighted-average estimated fair value of options granted during the period	$129.49	$198.10

The following table summarizes the activities for our options for the three months ended March 31, 2010:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2009	12,776,488	$298.73
Options granted	24,563	$540.03
Exercised	(147,057)	$223.56
Canceled/forfeited	(104,544)	$336.04

Balance at March 31, 2010	12,549,450	$300.25	6.3	$3,349

Vested and exercisable as of March 31, 2010	6,076,814	$267.00	5.8	$1,824
Vested and exercisable as of March 31, 2010 and expected to vest thereafter (2)	11,908,659	$298.57	6.3	$3,198

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $567.12 of our Class A common stock on March 31, 2010.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable and exercisable and vested stock options at March 31, 2010:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	558,254	3.6	$22.44	539,401	$21.37	506,699	$22.37
$117.84–$198.41	1,021,720	3.6	$177.24	1,021,146	$177.24	1,021,146	$177.24
$205.96–$298.91	1,062,163	4.1	$275.11	1,047,983	$274.92	1,047,983	$274.92
$300.97–$399.00	8,454,897	6.9	$309.78	3,204,336	$310.36	3,204,336	$310.36
$401.78–$499.07	1,178,010	8.6	$437.42	118,032	$440.35	118,032	$440.35
$500.03–$594.05	267,803	4.4	$537.02	176,323	$533.80	176,323	$533.80
$611.68–$699.35	6,523	7.1	$628.03	2,250	$648.79	2,250	$648.79
$710.84	80	7.7	$710.84	45	$710.84	45	$710.84

$0.30–$710.84	12,549,450	6.3	$300.25	6,109,516	$265.60	6,076,814	$267.00

The above tables include approximately 1.6 million warrants held by selected financial institutions that were options purchased from employees under our Transferrable Stock Option (TSO) program, with a weighted-average exercise price of $303.85.

The total grant date fair value of stock options vested during the three months ended March 31, 2009 and 2010 was $112 million and $115 million. The aggregate intrinsic value of all options exercised during the three months ended March 31, 2009 and 2010 was $107 million and $47 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the three months ended March 31, 2010, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 128,340 at a total value of $33 million, or an average price of $254.41 per share, including an average premium of $17.93 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

As of March 31, 2010, there was $991 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.8 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) and restricted shares for the three months ended March 31, 2010:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2009	4,626,487	$492.42
Granted	190,315	$555.52
Vested	(332,657)	$475.67
Forfeited	(34,839)	$490.87

Unvested at March 31, 2010	4,449,306	$496.29

Expected to vest after March 31, 2010 (1)	4,008,825	$496.29

(1)	RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of March 31, 2010, there was $1,744 million of unrecognized compensation cost related to employee unvested RSUs and restricted shares. This amount is expected to be recognized over a weighted-average period of 2.9 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits as of December 31, 2009 and March 31, 2010 were $1,188 million and $1,271 million. Also, our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $814 million and $880 million as of December 31, 2009 and March 31, 2010. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits. However, it is reasonably possible that our existing unrecognized tax benefits may be reduced by an amount up to $250 million within the next 12 months, none of which, will affect our income tax provision or the resulting effective tax rate. The amount could vary depending on the ultimate timing, nature of any settlements or expiration of statutes of limitations.

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

Revenues by geography are based on the billing addresses of the advertisers. The following table sets forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Revenues:
United States	$2,627	$3,196
United Kingdom	733	842
Rest of the world	2,149	2,737

Total revenues	$5,509	$6,775

	As of December 31, 2009	As of March 31, 2010
		(unaudited)
Long-lived assets:
United States	$9,432	$9,855
International	1,898	1,884

Total long-lived assets	$11,330	$11,739

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenue;

•	seasonal fluctuations in internet usage and traditional retail seasonality are likely to cause fluctuations in our quarterly results;

•	our plans to continue to invest in our business, including increasing in our hiring rate and the number of acquisitions we expect to make in 2010;

•	the decline in our revenue growth rate;

•

our expectation that growth in advertising revenues from our websites will continue to exceed that from our Google Network members’ websites, which will have a positive impact on our operating margins;

•	our intention to continue research and development work and maintain a sales presence in China;

•	our expectation that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	our belief that our foreign exchange risk management program will not fully offset the exposure to fluctuation in foreign currencies;

•	our expectation that our cost of revenues will increase in dollars and may increase as a percentage of revenues;

•	our belief that our research and development and sales and marketing expenses will increase in dollars and may increase as a percentage of revenues;

•	the fact that traffic acquisitions costs may fluctuate in the future;

•	the timing for the consummation of our acquisition of AdMob, Inc.;

•	continued investments in international markets;

•	our future stock-based compensation expenses;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

•	fluctuations in our effective tax rate;

•	the sufficiency of our existing cash, cash equivalents, marketable securities, and cash generated from operations;

•	our payment terms to certain advertisers which may increase our working capital requirements;

•	fluctuations in our capital expenditures; and

•	our belief that the EPA’s investigation will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows;

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. Our innovations in web search and advertising have made our website a top internet property and our brand one of the most recognized in the world. Our mission is to organize the world’s information and make it universally accessible and useful. We serve three primary constituencies:

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

•

Google Network Members and Other Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs. These include programs through which we distribute our advertisers’ AdWords ads for display on the websites of our Google Network members as well as programs to deliver ads on television broadcasts. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with other content providers under which we distribute or license their video and other content, and we may display ads next to or as part of this content on the pages of our websites and our Google Network members’ websites. We share most of the fees these ads generate with these content providers and our Google Network members, thereby creating an important revenue stream for these partners.

How We Generate Revenue

Advertising revenues made up 97% and 96% of our revenues for the three months ended March 31, 2009 and 2010. We derive most of our additional revenues from offering display advertising management services to advertisers, ad agencies, and publishers, as well as selling our mobile phones and licensing our enterprise products, search solutions, and web search technology.

Google AdWords is our automated online program that enables advertisers to place targeted text-based and display ads on our websites and our Google Network members’ websites. Display advertising typically includes static or animated images as well as interactive audio or video media, such as the banner ads on the tops or sides of many popular websites. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network members’ websites as specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged advertisers each time a user clicks on one of the ads that appears next to the search results on our websites or next to the search results or content on our Google Network members’ websites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged advertisers each time their ads are displayed on our websites or our Google Network members’ websites. Our AdWords agreements are generally terminable at any time by our advertisers.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on the websites of our Google Network members as well as programs to deliver ads on television. Our AdSense programs include AdSense for search and AdSense for content.

AdSense for search is our online service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ sites. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. When visitors of these websites search either the website or the internet using these customizable search boxes, we display relevant ads on the search results pages, targeted to match user search queries. Ads shown through AdSense for search are text ads.

AdSense for content is our online service for distributing ads from our advertisers that are relevant to content on our Google Network members’ websites. Under this program, we use automated technology to analyze the meaning of the content on the web page and serve relevant ads based on the meaning of such content. For example, a web page on an automotive blog that contains an entry about vintage cars might display ads for vintage car parts or vintage car shows. These ads are displayed in spaces that our AdSense for content partners have set aside on their websites. AdSense for content allows a variety of ad types to be shown, including text ads, image ads, Google Video Ads, link units (which are sets of clickable links to topic pages related to page content), themed units (which are regular text ads with graphic treatments that change seasonally and by geography), and gadget ads (which are customized “mini-sites” that run as ads on AdSense publisher websites).

For our online AdSense program, our advertisers pay us a fee each time a user clicks on one of our advertisers’ ads displayed on our Google Network members’ websites or, for those advertisers who choose our cost-per-impression pricing, as their ads are displayed. To date, we have paid most of these advertiser fees to our Google Network members, and we expect to continue doing so for the foreseeable future. We recognize these advertiser fees as revenue and the portion of the advertiser fee we pay to our Google Network members as traffic acquisition costs under cost of revenues. Google Network members do not pay any fees associated with the use of our AdSense program on their websites.

Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration websites. The standard agreements have no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member most of the advertiser fees generated by users clicking on ads on the Google Network member’s website or, for advertisers who choose our cost-per-impression pricing, as the ads are displayed on the Google Network member’s website.

Google TV Ads enable advertisers, operators, and programmers to buy, schedule, deliver, and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on television.

We also offer display advertising management services such as media planning, buying, implementation, and measurement tools for advertisers and agencies and forecasting and reporting tools for publishers. We recognize the related fees as other revenues in the period advertising impressions are delivered.

In January 2010, we launched our mobile phone business. We recognize fees derived from the sale of mobile phones as other revenues in the period in which the mobile phones are delivered.

We have entered into arrangements with certain content providers under which we distribute or license their video and other content. Our agreements with content providers are typically standard agreements with no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements contain provisions requiring us to pay the content providers for the content we license. In a number of these arrangements, we display ads on the pages of our websites and our Google Network members’ websites from which the content is viewed and share most of the fees these ads generate with the content providers and Google Network members. We recognize these advertiser fees as revenue. We recognize the portion of the advertiser fees we pay to our content providers as content acquisition costs under cost of revenues and the portion we pay to our Google Network members as traffic acquisition costs. In some cases, we guarantee our content providers minimum revenue share or other payments.

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity, and quality of our search results and the relevance and quality of ads displayed with each search results page.

•

The number of searches initiated at our websites and our Google Network members’ websites and the underlying purpose of these searches (for instance, whether they are for academic research, to find a news article, or to find a product or service).

•	The number and prominence of ads displayed on our websites and our Google Network members’ websites.

•	The number of visits to, and the content of, our Google Network members’ websites and certain of our websites and the relevance and quality of the ads we display next to this content.

•	The advertisers’ return on investment from advertising campaigns on our websites or our Google Network members’ websites compared to other forms of advertising.

•	The total advertising spending budgets of each advertiser.

•	The number of advertisers and the breadth of items advertised.

•	The amount we ultimately pay our Google Network members, distribution partners, and our content providers for traffic, access points, and content compared to the amount of revenue we generate.

•	Our ability to increase searches on our websites and our Google Network members’ websites via new ad formats on devices other than personal computers, including mobile devices.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels and increasing maturity of the online advertising market in certain countries. In addition, while general economic conditions have recently improved, the robustness and pace of the global economic recovery remains uncertain. As a result, our revenue growth rate could be negatively affected.

The main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and our Google Network members’ websites. These steps include not displaying ads that generate low click-through rates or that send users to irrelevant or otherwise low quality sites and terminating our relationships with those Google Network members whose websites do not meet our quality requirements. We may also continue to take steps to reduce the number of accidental clicks by our users. These steps could negatively affect the growth rate of our revenues.

Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenues, as well as aggregate paid click and average cost-per-click growth rates.

The operating margin we realize on revenues generated from ads placed on our Google Network members’ websites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our websites because most of the advertiser fees from ads served on Google Network members’ websites are shared with our Google Network members. For the past five years, growth in advertising revenues from our websites has generally exceeded that from our Google Network members’ websites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our websites compared to the rate of growth in revenues from our Google Network members’ websites may vary over time.

We continue to invest in building the necessary employee and systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have generally experienced and expect to continue to experience growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members, and content providers, and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. In particular, we expect to increase the number of acquisitions we make in 2010 compared to 2009. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. Our full-time employee headcount was 20,164 at March 31, 2009 and 20,621 at March 31, 2010. We expect to continue to invest in our business, including significantly increasing our hiring rate, and this may cause our operating margins to decrease.

We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, and credit card and other transaction fees, content acquisition costs, and other costs, including the costs of the mobile phones that we sell. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network members’ websites.

Our international revenues have grown as a percentage of our total revenues from 52% in the three months ended March 31, 2009 to 53% in the three months ended March 31, 2010. This increase in the portion of our revenues derived from international markets results largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products in these international markets. The increase in the proportion of international revenues derived from international markets continues to increase our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in the first quarter of 2010, the general weakening of the U.S. dollar relative to foreign currencies (primarily the Euro and the British pound) had a favorable impact on our revenues as compared to the first quarter of 2009. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies. However, this program will not fully offset the effect of fluctuations on our revenues and earnings.

Recent Development

In March 2010, we decided to stop censoring our search results on Google.cn. Users visiting Google.cn are redirected to Google.com.hk, where we offer uncensored search results. We intend to continue research and development work and maintain a sales presence in China. However, the ultimate outcome, including any related charges we might incur, is unknown at this time.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	38.1	36.2
Research and development	11.6	12.1
Sales and marketing	7.9	9.0
General and administrative	8.2	6.0

Total costs and expenses	65.8	63.3

Income from operations	34.2	36.7
Interest income and other, net	0.1	0.3

Income before income taxes	34.3	37.0
Provision for income taxes	8.5	8.1

Net income	25.8%	28.9%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Advertising revenues:
Google websites	$3,693	$4,439
Google Network websites	1,638	2,036

Total advertising revenues	5,331	6,475
Other revenues	178	300

Revenues	$5,509	$6,775

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Advertising revenues:
Google websites	67%	66%
Google Network websites	30	30

Total advertising revenues	97	96
Google websites as % of advertising revenues	69	69
Google Network websites as % of advertising revenues	31	31
Other revenues	3%	4%

The increase in our revenues from the three months ended March 31, 2009 to the three months ended March 31, 2010 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network members’ websites, and to a lesser extent, an increase in other revenues as a result of the launch of our mobile phone business in the first quarter of 2010. The increase in advertising revenue for Google websites and Google Network members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, and to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements, and the continued global expansion of our products, our advertiser base and our user base, as well as an increase in the number of Google Network members. The increase in the average cost-per-click paid by our advertisers was primarily the result of the general weakening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) and the increased spending from advertisers as a result of improved general economic conditions, partially offset by the changes in geographical mix due to traffic growth in emerging markets, where average cost-per-clicks are typically lower, compared to more mature markets.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ websites they visit. For instance, these improvements include providing end users with multiple site links for certain web search ad results, reducing the minimum cost-per-click which results in the display of more relevant ads, changing the formula used to determine which ads appear at the top of our search results pages, and changing the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks. In addition, we have further enhanced the accuracy of our quality scoring, which is our measurement of an ad’s click-through rate and other relevancy factors.

Aggregate paid clicks on Google websites and Google Network members’ websites increased approximately 15% from the three months ended March 31, 2009 to the three months ended March 31, 2010. Average cost-per-click on Google websites and Google Network members’ websites increased approximately 7% from the three months ended March 31, 2009 to the three months ended March 31, 2010. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors including the revenue growth rates on our websites compared to those of our Google Network members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

We believe that the increase in the number of paid clicks on Google websites and Google Network members’ websites is substantially the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, and Google Network members and other partners.

Revenues by Geography

Domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our advertisers, are set forth below.

	Three Months Ended March 31,
	2009	2010
	(unaudited)
United States	48%	47%
United Kingdom	13%	13%
Rest of the world	39%	40%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from three months ended March 31, 2009 to the three months ended March 31, 2010 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for international markets, and the net effect of the general weakening of the U.S. dollar compared to foreign currencies (primarily the Euro) and a decrease in the related hedging gains.

The general weakening of the U.S. dollar relative to foreign currencies (primarily the British pound and the Euro) from the three months ended March 31, 2009 to the three months ended March 31, 2010 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been approximately $72 million, or 8.6%, lower and our revenues from the rest of the word would have been approximately $170 million, or 6.2%, lower in the three months ended March 31, 2010. This is before consideration of hedging gains of $82 million and $72 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended March 31, 2009 and hedging gains of $10 million recognized to revenues from the United Kingdom in the three months ended March 31, 2010.

Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in 2010 or thereafter. See Note 14 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about geographic areas.

Costs and Expenses

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense arrangements and to certain other partners (our distribution partners) who distribute our toolbar and other products (collectively referred to as access points) or otherwise direct search queries to our website (collectively referred to as distribution arrangements). These amounts are primarily based on the revenue share arrangements with our Google Network members and distribution partners.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, product costs related to our mobile phones, credit card and other transaction fees related to processing customer transactions, amortization of acquired intangible assets, and content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our websites and our Google Network members’ websites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members. To the extent we are obligated to make guaranteed minimum revenue share or other payments to our content providers, we recognize content acquisition costs equal to the greater of the following three amounts: 1) the contractual revenue share amount, if any, 2) an amount that is based on the number of times the content is displayed, or 3) an amount calculated on a straight-line basis over the terms of the agreements. The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
Cost of revenues	$2,102	$2,452
Cost of revenues as a percentage of revenues	38.1%	36.2%

	Three Months Ended March 31,
	2009	2010

	(Unaudited)
Traffic acquisition costs related to AdSense arrangements	$1,229	$1,446
Traffic acquisition costs related to distribution arrangements	207	265

Total traffic acquisition costs	$1,436	$1,711

Traffic acquisition costs as a percentage of advertising revenues	26.9%	26.4%

Cost of revenues increased $350 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. The increase was primarily related to an increase in traffic acquisition costs of $217 million primarily resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $58 million from our distribution arrangements as a result of more distribution fees paid and more traffic directed to our websites. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to more revenues realized from Google Network members to whom we paid less revenue share.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of revenues in 2010 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition, and other costs, including the costs of the mobile phones that we sell. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

•	The relative growth rates of revenues from our websites and from our Google Network members’ websites.

•

Whether we are able to enter into more AdSense arrangements that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network members results in less favorable revenue share arrangements.

•	Whether we are able to continue to improve the monetization of traffic on our websites and our Google Network members’ websites.

•

The relative growth rates of expenses associated with distribution arrangements and the related revenues generated, including whether we share with certain existing and new distribution partners proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our websites.

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
Research and development expenses	$642	$818
Research and development expenses as a percentage of revenues	11.6%	12.1%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new products and services, as well as significant improvements to existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $176 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This increase was primarily due to an increase in labor and facilities related costs of $126 million. In addition, there was an increase in stock-based compensation expense of $22 million.

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

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
Sales and marketing expenses	$434	$607
Sales and marketing expenses as a percentage of revenues	7.9%	9.0%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $173 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This increase was primarily due to an increase in advertising and promotional expenses of $83 million as well as an increase in labor related costs of $58 million primarily due to higher annual bonus and commission expense recognized in the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

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

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
General and administrative expenses	$447	$410
General and administrative expenses as a percentage of revenues	8.2%	6.0%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our facilities, finance, human resources, information technology, and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services.

General and administrative expenses decreased $37 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This decrease was primarily due to lower bad debt expense recognized as a result of improved economic conditions.

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended
	March 31, 2009	March 31, 2010
	(Unaudited)
Stock-based compensation	$277	$291
Stock-based compensation as a percentage of revenues	5.0%	4.3%

Stock-based compensation increased $14 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This increase was largely due to the recognition of a full quarter of modification charge in the three months ended March 31, 2010 related to our stock option exchange program (completed in March 2009), as well as additional stock awards issued to existing and new employees.

We expect stock-based compensation to be approximately $1.2 billion in 2010 and $1.8 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to March 31, 2010 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest Income and Other, Net

Interest income and other, net increased $12 million from the three months ended March 31, 2009 to the three months ended March 31, 2010. This increase was primarily driven by an increase in interest income of $29 million due to higher yields on our cash and investment balances, partially offset by an increase in net foreign exchange related costs of $14 million, primarily due to the movement of the foreign exchange rates relative to the strike prices of the contracts.

The costs of our foreign exchange hedging activities that we recognized to interest income and other, net are primarily a function of the notional amount of the option and forward contracts and their related duration and the movement of the foreign exchange rates relative to the strike prices of the contracts as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in the remainder of 2010 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2009	2010
	(Unaudited)
Provision for income taxes	$467	$551
Effective tax rate	24.7%	22.0%

Our provision for income taxes increased from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from the three months ended March 31, 2009 to the three months ended March 31, 2010, primarily because of the recognition of less charges related to certain discrete items in the three months ended March 31, 2010 compared to the three months ended March 31, 2009, as well as proportionately more of our annual earnings in 2010 compared to 2009 expected to be realized in countries where we have lower statutory tax rates.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Three Months Ended March 31,
	2009	2010
	(unaudited)
Net cash provided by operating activities	$2,250	$2,584
Net cash used in investing activities	(419)	(3,424)
Net cash used in financing activities	(5)	(123)

At March 31, 2010, we had $26.5 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market mutual funds, mortgage-backed securities, and corporate securities. See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the composition of our cash, cash equivalents, and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2009 and March 31, 2010, we had unused letters of credit for approximately $101 million and $103 million. We believe that our existing cash, cash equivalents, marketable securities, and cash generated from operations will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us. Also, on November 9, 2009, we signed a definitive agreement to acquire AdMob, Inc., a privately-held mobile display ads technology provider, for $750 million of our Class A common stock and cash. The completion of this transaction is subject to customary closing conditions. We expect this transaction to close in the second quarter of 2010.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including amortization, depreciation, deferred income taxes, excess tax benefits from stock-based award activities, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2010 was $2,584 million and consisted of net income of $1,955 million, adjustments for non-cash items of $599 million and cash provided by working capital and other activities of $30 million. Adjustments for non-cash items primarily consisted of $291 million of stock-based compensation expense and $264 million of depreciation and amortization expense on property and equipment. In addition, the increase in cash from changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $381 million, an increase in accounts payable of $120 million, a decrease of $46 million in accounts receivable due to the timing of billing processing and collections, and to a lesser extent by an increase in accrued revenue of $23 million, partially offset by a decrease of $394 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2009, which were paid in the first quarter of 2010 and an increase of $157 million in prepaid revenue share, expenses and other assets. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, as well as less estimated income taxes paid, in the first quarter of 2010 compared to the fourth quarter of 2009.

Cash provided by operating activities in the three months ended March 31, 2009 was $2,250 million and consisted of net income of $1,423 million, adjustments for non-cash items of $614 million and cash provided by working capital and other activities of $213 million. Adjustments for non-cash items primarily consisted of $321 million of depreciation and amortization expense on property and equipment, $277 million of stock-based compensation and $82 million of amortization of intangibles and other, partially offset by $32 million of excess tax benefits from stock-based award activities and $13 million of deferred income taxes. In addition, the increase in cash from changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $324 million, which includes the same $32 million of excess tax benefits from stock-based awards included under adjustments for non-cash items, a decrease of $97 million in accounts receivable due to the timing of billing processing and collections, a decrease of $78 million in prepaid revenue share, expenses and other assets primarily due to a decrease in the value of derivative assets and to a lesser extent by an increase in accounts payable of $22 million, partially offset by a decrease of $322 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2008 paid in the first quarter of 2009. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, as well as less estimated income taxes paid, in the first quarter of 2009 compared to the fourth quarter of 2008.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Also, in March 2010, we decided to stop censoring our search results on Google.cn. Users visiting Google.cn are redirected to Google.com.hk, where we offer uncensored search results. We intend to continue research and development work and maintain a sales presence in China. However, the ultimate outcome, including any related charges we might incur, is unknown at this time.

Cash used in investing activities in the three months ended March 31, 2010 of $3,424 million was primarily attributable to net purchases of marketable securities of $2,992 million, capital expenditures of $239 million and cash consideration used in acquisitions and other investments of $190 million.

Cash used in investing activities in the three months ended March 31, 2009 of $419 million was primarily attributable to capital expenditures of $263 million and net purchases of marketable securities of $135 million.

Capital expenditures are mainly for the purchase of information technology assets. In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we will make significant investments in data center operations, technology, corporate facilities, and information technology infrastructure in the remainder of 2010 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. In particular, we expect to increase the number of acquisitions we make in the remainder of 2010 compared to 2009. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of March 31, 2010, the remaining contingent obligation amount related to these acquisitions was approximately $30 million, which if the criteria are met, would be recorded as part of the purchase price. Because these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Cash used in financing activities in the three months ended March 31, 2010 of $123 million was primarily related to $97 million in stock repurchases pursuant to a Rule 10b5-1 trading plan in connection with our acquisition of On2 Technologies, Inc. In addition, we had net payments related to stock-based award activities of $38 million. Net payments result when the tax withholding payments we make on behalf of our employees upon the net settlement of their vested restricted stock units exceed the cash we receive upon the exercise of stock options. The increase was partially offset by the excess tax benefits of $12 million from stock-based award activities during the period which represented a portion of the $55 million reduction to income taxes payable that we recorded in the first quarter of 2010 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards.

Cash used in financing activities in the three months ended March 31, 2009 of $5 million was primarily due to net payments related to stock-based award activities of $37 million, partially offset by excess tax benefits of $32 million from stock-based award activities during the period which represents a portion of the $66 million reduction to income taxes payable that we recorded in the first quarter of 2009 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards.

Contractual Obligations

We reclassified approximately $50 million from long-term taxes payable to short-term taxes payable in the three months ended March 31, 2010 related to tax positions for which we expect to pay within 12 months. Also, we believe it is reasonably possible that a reduction of long-term taxes payable of up to $200 million may occur within the next 12 months.

In addition, we recorded long-term taxes payable of $89 million in the three months ended March 31, 2010 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. Our effective tax rates were 24.7% and 22.0% for the three months ended March 31, 2009 and 2010. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Available Information

Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual stockholder’s meetings (for the last two years). We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings. Our Annual Reports, Quarterly Reports, and Proxy Statements for the last two years are also available for download free of charge on our investor relations website. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file, and any reference to these websites are intended to be inactive textual references only.

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

At December 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.6 billion (or approximately $2.2 billion) and $59 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £809 million (or approximately $1.3 billion) and $39 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$306 million (or approximately $268 million) and $6 million. At March 31, 2010, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.4 billion (or approximately $3.3 billion) and $173 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.2 billion (or approximately $1.9 billion) and $106 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$343 million (or approximately $309 million) and $4 million. These foreign exchange options have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $164 million lower at March 31, 2010, and the total amount of expense recorded as interest income and other, net, would have been approximately $73 million higher in the three months ended March 31, 2010. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $1.0 billion higher at March 31, 2010, and the total amount of expense recorded as interest income and other, net, would have been approximately $120 million higher in the three months ended March 31, 2010.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.4 billion and $2.7 billion at December 31, 2009 and March 31, 2010. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $115 million and $95 million at December 31, 2009 and March 31, 2010. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €618 million (or approximately $889 million) and €727 million (or approximately $979 million) at December 31, 2009 and March 31, 2010. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €8 million (or approximately $11 million) and €3 million (or approximately $4 million) at December 31, 2009 and March 31, 2010.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $102 million and $8 million at December 31, 2009 and March 31, 2010. The adverse impact at December 31, 2009 and March 31, 2010 is after consideration of the offsetting effect of approximately $594 million and $665 million from forward exchange contracts in place for the months of December 2009 and March 2010. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $291 million and $463 million at December 31, 2009 and March 31, 2010.

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

From time to time, we are involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Although claims, suits, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand” and “We are, and may in the future be, subject to intellectual property rights claims, which are costly to defend, could require us to pay damages, and could limit our ability to use certain technologies in the future” in the “Risks Related to Our Business and Industry” section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Risks Related to Our Business and Industry

We face intense competition.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs and frequent introductions of new products and services. We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

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

We generated 97% of our revenues in 2009 and 96% of our revenues in the first three months of 2010 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

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

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for listing or linking to third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

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

•

Failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if it all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

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

International revenues accounted for approximately 53% of our total revenues in 2009 and in the first three months of 2010. More than half of our user traffic came from outside the U.S. in the first three months of 2010. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

We believe our revenue growth rate will generally decline as a result of a number of factors including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels, and the increasing maturity of the online advertising market. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Toolbar. The margin on revenues we generate from our Google Network members is significantly less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Item 1A and the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and satisfy existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on our websites and our Google Network members’ websites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract websites to our AdSense program.

•	The mix in our revenues between those generated on our websites and those generated through our Google Network.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources, such as YouTube and Google Checkout.

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

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, such as changes in the law regarding patentable subject matter, can also impact our ability to obtain patent protection for our innovations. In addition, given the costs of obtaining patent protection and our long-term interests in open source, we may choose not to protect certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

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

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. In March 2010, the European Court of Justice issued a decision (with respect to three pending cases that were consolidated into one) that confirmed that we have not infringed trademark law by allowing advertisers to bid for keywords corresponding to their competitors' trademarks. We are litigating, or have recently litigated similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, Taiwan, and the United Kingdom.

We also have had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe the rights of others. In the U.S. we announced a settlement with the Authors Guild and the Association of American Publishers. However, this class action settlement is subject to approval by the U.S. District Court for the Southern District of New York, and we are and may in the future be subject to additional claims with respect to Google Book Search both in the U.S. and in other parts of the world. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenues for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

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

We are exposed to the risk of fraudulent clicks and other invalid clicks on our ads from a variety of potential sources. We have regularly refunded fees that our advertisers have paid to us that were later attributed to click fraud and other invalid clicks, and we expect to do so in the future. Invalid clicks are clicks that we have determined are not intended by the user to link to the underlying content, such as inadvertent clicks on the same ad twice and clicks resulting from click fraud. Click fraud occurs when a user intentionally clicks on a Google AdWords ad displayed on a website for a reason other than to view the underlying content. While we have implemented systems to identify and reduce fraudulent and invalid clicks, an increase in refunds could negatively affect our profitability and damage our brand.

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

There is an ongoing and increasing effort by “index spammers” to develop ways to manipulate our web search results. For example, because our web search technology ranks a web page’s relevance based in part on the importance of the websites that link to it, people have attempted to link a group of websites together to manipulate web search results. We take this problem very seriously because providing relevant information to users is critical to our success. If our efforts to combat these and other types of index spamming are unsuccessful, our reputation for delivering relevant information could be diminished. This could result in a decline in user traffic, which would damage our business.

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

We provide advertising, web search, and other services to our Google Network members, which accounted for 30% of our revenues in 2009 and in the first three months of 2010. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

Also, certain of our key Google Network members operate high-profile websites, and we derive tangible and intangible benefits from this affiliation. If one or more of these key relationships is terminated or not renewed, and is not replaced with a comparable relationship, our business would be adversely affected.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2010, our founders, executive officers, and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock, and other equity interests representing approximately 70% of the voting power of our outstanding capital stock. In particular, as of March 31, 2010, our two founders and our CEO, Larry, Sergey, and Eric, owned approximately 91% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended March 31, 2010:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in millions)	(in millions)
January 1-31	30,254	$8	$—	$303.09	$252.91	$15.68
February 1-28	98,086	25	2	300.19	254.87	18.63
March 1-31	—	—	—	—	—	—

Total (except weighted-average amounts)	128,340	$33	$2	$300.87	$254.41	$17.93

(1)	The TSO program is generally active during regular trading hours for The Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Eric Schmidt, Sergey Brin, and Larry Page) in our TSO program. The following table provides information with respect to sales by our executive officers of TSOs during the three months ended March 31, 2010:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)	(in thousands)
Nikesh Arora	10,464	$2,518	$130

Total	10,464	$2,518	$130

Issuer Purchases of Equity Securities

In February 2010, we announced our intention to repurchase in the open market a number of shares equal to the number of shares we issued in connection with our acquisition of On2 Technologies, Inc. pursuant to a Rule 10b5-1 trading plan. The following table provides information with respect to this repurchase during the three months ended March 31, 2010:

Period	Total Number of Shares Purchased	(b) Average Price Paid per Share(1)	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans
January 1-31	—	—	—	—
February 1-28	—	—	—	—
March 1-31	174,000	$559.48	174,000	Not applicable

Total	174,000	$559.48	174,000

(1)	Average price paid per share includes costs associated with the repurchase.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: May 5, 2010	By:	/s/ PATRICK PICHETTE
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