Form 10-Q
period 2010-06-30
Google Inc.
filed 2010-07-30
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

At July 26, 2010, there were 246,464,004 shares of Google’s Class A common stock outstanding and 72,242,108 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2009	As of June 30, 2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,198	$10,713
Marketable securities	14,287	19,346
Accounts receivable, net of allowance of $79 and $56	3,178	3,308
Deferred income taxes, net	644	66
Income taxes receivable, net	23	309
Prepaid revenue share, expenses and other assets	837	1,419

Total current assets	29,167	35,161
Prepaid revenue share, expenses and other assets, non-current	415	452
Deferred income taxes, net, non-current	263	443
Non-marketable equity securities	129	377
Property and equipment, net	4,845	4,920
Intangible assets, net	775	904
Goodwill	4,903	5,788

Total assets	$40,497	$48,045

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$216	$397
Accrued compensation and benefits	982	748
Accrued expenses and other current liabilities	570	753
Securities lending payable	—	2,870
Accrued revenue share	694	677
Deferred revenue	285	302

Total current liabilities	2,747	5,747
Deferred revenue, non-current	42	31
Income taxes payable, non-current	1,392	1,318
Other long-term liabilities	312	336
Stockholders’ equity:
Convertible preferred stock, $0.001 par value, 100,000 shares authorized; no shares issued and outstanding	—	—
Class A and Class B common stock and additional paid-in capital, $0.001 par value: 9,000,000 shares authorized; 317,772 (Class A 243,611, Class B 74,161) and par value of $318 (Class A $244, Class B $74) and 318,613 (Class A 246,165, Class B 72,448) and par value of $319 (Class A $246, Class B $73) shares issued and outstanding	15,817	17,109
Accumulated other comprehensive income	105	346
Retained earnings	20,082	23,158

Total stockholders’ equity	36,004	40,613

Total liabilities and stockholders’ equity	$40,497	$48,045

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Revenues	$5,523	$6,820	$11,032	$13,595
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $14, $8, $26 and $14)	2,108	2,467	4,209	4,919
Research and development (including stock-based compensation expense of $182, $202, $352 and $393)	708	898	1,349	1,716
Sales and marketing (including stock-based compensation expense of $57, $56, $116 and $110)	469	629	903	1,236
General and administrative (including stock-based compensation expense of $40, $43, $77 and $83)	364	461	814	871

Total costs and expenses	3,649	4,455	7,275	8,742

Income from operations	1,874	2,365	3,757	4,853
Interest and other income (expense), net	(18)	69	(11)	87

Income before income taxes	1,856	2,434	3,746	4,940
Provision for income taxes	371	594	839	1,145

Net income	$1,485	$1,840	$2,907	$3,795

Net income per share of Class A and Class B common stock:
Basic	$4.70	$5.78	$9.21	$11.93

Diluted	$4.66	$5.71	$9.15	$11.77

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2009	2010
	(unaudited)
Operating activities
Net income	$2,907	$3,795
Adjustments:
Depreciation and amortization of property and equipment	632	530
Amortization of intangibles and other assets	148	143
Stock-based compensation expense	571	600
Excess tax benefits from stock-based award activities	(36)	(31)
Deferred income taxes	(114)	(4)
Other	(23)	2
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(42)	(197)
Income taxes, net	(64)	(164)
Prepaid revenue share, expenses and other assets	88	(191)
Accounts payable	42	199
Accrued expenses and other liabilities	(281)	(75)
Accrued revenue share	19	34
Deferred revenue	12	28

Net cash provided by operating activities	3,859	4,669

Investing activities
Purchases of property and equipment	(402)	(715)
Purchases of marketable securities	(10,636)	(25,421)
Maturities and sales of marketable securities	10,435	20,630
Investments in non-marketable equity securities	(28)	(230)
Cash collateral received from securities lending	—	2,870
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(5)	(419)

Net cash used in investing activities	(636)	(3,285)

Financing activities
Net proceeds related to stock-based award activities	10	1
Excess tax benefits from stock-based award activities	36	31
Repurchase of common stock in connection with acquisitions	—	(801)

Net cash provided by (used in) financing activities	46	(769)

Effect of exchange rate changes on cash and cash equivalents	(15)	(100)

Net increase in cash and cash equivalents	3,254	515
Cash and cash equivalents at beginning of year	8,657	10,198

Cash and cash equivalents at end of period	$11,911	$10,713

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,013	$1,309

Non-cash financing activity:
Fair value of common stock issued and vested options assumed in connection with acquisitions	$—	$750

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of June 30, 2010, the Consolidated Statements of Income for the three and six months ended June 30, 2009 and 2010, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2009 and 2010 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2010, our results of operations for the three and six months ended June 30, 2009 and 2010, and our cash flows for the six months ended June 30, 2009 and 2010. The results of operations for the three and six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

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

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2009		2010		2009		2010
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,134	$351	$1,418	$422	$2,218	$689	$2,920	$875
Denominator
Weighted-average common shares outstanding	241,143	74,763	245,411	72,939	240,731	74,856	244,777	73,346
Less: Weighted-average unvested common shares subject to repurchase or cancellation	(5)	—	—	—	(11)	—	—	—

Number of shares used in per share computation	241,138	74,763	245,411	72,939	240,720	74,856	244,777	73,346

Basic net income per share	$4.70	$4.70	$5.78	$5.78	$9.21	$9.21	$11.93	$11.93

Diluted net income per share:
Numerator:
Allocation of undistributed earnings for basic computation	$1,134	$351	$1,418	$422	$2,218	$689	$2,920	$875
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	351	—	422	—	689	—	875	—
Reallocation of undistributed earnings to Class B shares	—	(2)	—	(5)	—	(4)	—	(11)

Allocation of undistributed earnings	$1,485	$349	$1,840	$417	$2,907	$685	$3,795	$864
Denominator
Number of shares used in basic computation	241,138	74,763	245,411	72,939	240,720	74,856	244,777	73,346
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	74,763	—	72,939	—	74,856	—	73,346	—
Unvested common shares subject to repurchase or cancellation	5	—	—	—	11	—	—	—
Employee stock options including warrants issued under Transferable Stock Option program	2,116	72	3,162	72	1,941	82	3,376	77
Restricted shares and restricted stock units	514	—	974	—	350	—	1,048	—

Number of shares used in per share computation	318,536	74,835	322,486	73,011	317,878	74,938	322,547	73,423

Diluted net income per share	$4.66	$4.66	$5.71	$5.71	$9.15	$9.15	$11.77	$11.77

The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consist of the following (in millions):

	As of December 31, 2009	As of June 30, 2010
		(unaudited)
Cash and cash equivalents:
Cash	$4,303	$2,293
Cash equivalents:
Time deposits	3,740	984
Money market and other overnight funds(1)	2,153	6,274
U.S. government agencies	2	—
U.S. government notes	—	1,152
Municipal securities	—	2
Corporate debt securities	—	8

Total cash and cash equivalents	10,198	10,713

	As of December 31, 2009	As of June 30, 2010
		(unaudited)
Marketable securities:
Time deposits	1,250	119
Money market mutual funds	28	5
U.S. government agencies	3,703	2,823
U.S. government notes	2,492	2,114
Foreign government bonds	37	1,002
Municipal securities	2,130	2,301
Corporate debt securities	2,822	5,851
Agency residential mortgage-backed securities	1,578	4,870
Commercial mortgage-backed securities	48	47
Marketable equity security	199	214

Total marketable securities	14,287	19,346

Total cash, cash equivalents and marketable securities	$24,485	$30,059

(1)

The balance at June 30, 2010 includes $2.9 billion of cash collateral received in connection with our securities lending program. See below for further discussion on this program. No similar amounts were outstanding as of December 31, 2009.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$1,250	$—	$—	$1,250
Money market mutual funds	28	—	—	28
U.S. government agencies	3,700	5	(2)	3,703
U.S. government notes	2,520	—	(28)	2,492
Foreign government bonds	37	—	—	37
Municipal securities	2,100	30	—	2,130
Corporate debt securities	2,826	13	(17)	2,822
Agency residential mortgage-backed securities	1,585	5	(12)	1,578
Commercial mortgage-backed securities	47	1	—	48
Marketable equity security	145	54	—	199

Total	$14,238	$108	$(59)	$14,287

	As of June 30, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$119	$—	$—	$119
Money market mutual funds	5	—	—	5
U.S. government agencies	2,815	8	—	2,823
U.S. government notes	2,077	37	—	2,114
Foreign government bonds	994	12	(4)	1,002
Municipal securities	2,277	25	(1)	2,301
Corporate debt securities	5,785	98	(32)	5,851
Agency residential mortgage-backed securities	4,794	77	(1)	4,870
Commercial mortgage-backed securities	47	—	—	47
Marketable equity security	145	69	—	214

Total	$19,058	$326	$(38)	$19,346

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2009 and June 30, 2010.

Our foreign government bonds consist of USD and non-USD denominated bonds issued by foreign governments.

Our corporate debt securities consist primarily of USD denominated securities issued by U.S. and non-U.S. corporations, as well as securities guaranteed by the full faith and credit of the U.S. government under the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program (TLGP) or the sovereign guarantee of foreign governments under similar programs to the TLGP.

Our agency residential mortgage-backed securities are specified pools of mortgage pass-through securities that are guaranteed by government-sponsored enterprises. Our commercial mortgage-backed securities are fully defeased securities with underlying collateral loans replaced by U.S. Treasury notes.

Our marketable equity security consists of our investment in Clearwire Corporation.

We recognized gross realized gains of $20 million and $53 million for the three months ended June 30, 2009 and 2010. We recognized gross realized gains of $54 million and $81 million for the six months ended June 30, 2009 and 2010. Gross realized losses were not material in all periods presented. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income (expense), net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding the marketable equity security, designated as available-for-sale and classified by the contractual maturity date of the security (in millions):

As of June 30, 2010
(unaudited)
Due in 1 year	$1,910
Due in 1 year through 5 years	6,518
Due in 5 years through 10 years	4,226
Due after 10 years	6,478

Total	$19,132

The following tables present fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2009 and June 30, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2009
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$1,273	$(2)
U.S. government notes	2,492	(28)
Corporate debt securities	1,175	(17)
Agency residential mortgage-backed securities	1,040	(12)

Total	$5,980	$(59)

	As of June 30, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
	(unaudited)
Municipal securities	$311	$(1)
Corporate debt securities	1,615	(32)
Foreign government bonds	127	(4)
Agency residential mortgage-backed securities	352	(1)

Total	$2,405	$(38)

As of December 31, 2009 and June 30, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for a period of 12 months or greater.

Auction Rate Securities

At June 30, 2010, we held $168 million of auction rate securities (ARS). The assets underlying these 31 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $79 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at June 30, 2010, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted-average interest rate of 3.1% per annum, which is based on the forward swap curve at the end of June 2010 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 1,700 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and further adjusted by up to 400 basis points to reflect a discount for the liquidity risk associated with these investments due to the lack of an active market.

At June 30, 2010, the estimated fair value of these ARS was $23 million less than their costs. As we have no intent to sell these ARS and it is more likely than not that we will not be required to sell these ARS prior to recovery of our entire cost basis, we concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at June 30, 2010.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at June 30, 2010.

Securities Lending Program

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. We loan selected securities which are secured by collateral in the form of cash or securities. Cash collateral is invested in overnight reverse repurchase agreements. We continue to classify loaned securities as cash equivalents or marketable securities on the accompanying Consolidated Balance Sheets. We record cash collateral as an asset with a corresponding liability. For lending agreements collateralized by securities, we do not record an asset or liability as we are not permitted to sell or repledge the associated collateral.

Note 4. Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our program is not designated for trading or speculative purposes.

We recognize derivative instruments as either assets or liabilities on the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as interest and other income (expense), net, as part of revenues, or to accumulated other comprehensive income (AOCI) on the accompanying Consolidated Balance Sheets.

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. We initially report any gain on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify to revenues when the hedged revenues are recorded or as interest and other income (expense), net, if the hedged transaction becomes probable of not occurring.

At June 30, 2010, the effective portion of our cash flow hedges before tax effect was $356 million, of which $257 million is expected to be reclassified from AOCI to revenues within the next 12 months.

We recognize any gain after a hedge is de-designated or related to an ineffective portion of a hedge in interest and other income (expense), net, immediately. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase as an asset. Thereafter, we recognize any change to this time value in interest and other income (expense), net.

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €1.6 billion (or approximately $2.2 billion) and €2.6 billion (or approximately $3.5 billion) at December 31, 2009 and June 30, 2010; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £809 million (or approximately $1.3 billion) and £1.5 billion (or approximately $2.2 billion) at December 31, 2009 and June 30, 2010; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$306 million (or approximately $268 million) and C$359 million (or approximately $329 million) at December 31, 2009 and June 30, 2010. These foreign exchange options have maturities of 36 months or less. We have not designated any other foreign exchange contracts as cash flow hedges.

Fair Value Hedges

In November 2009, we began using forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income (expense), net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income (expense), net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $37 million and $586 million at December 31, 2009 and June 30, 2010.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income (expense), net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.4 billion and $2.6 billion at December 31, 2009 and June 30, 2010. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $115 million and $92 million at December 31, 2009 and June 30, 2010. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €618 million (or approximately $889 million) and €822 million (or approximately $1.0 billion) at December 31, 2009 and June 30, 2010. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €8 million (or approximately $11 million) at December 31, 2009 and no such contracts were outstanding at June 30, 2010.

At December 31, 2009 and June 30, 2010, the fair values of our outstanding derivative instruments are summarized below (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2009	As of June 30, 2010
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$104	$420
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	1	—

Total		$105	$420

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$—	$13

Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	—	1

Total		$—	$14

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three and six months ended June 30, 2009 and 2010 is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivative Before Tax Effect (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Foreign exchange option contracts	$(164)	$250	$(26)	$430

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2009	2010	2009	2010
		(unaudited)
Foreign exchange option contracts	Revenues	$124	$79	$278	$89

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2009	2010	2009	2010
		(unaudited)
Foreign exchange option contracts	Interest and other income (expense), net	$(93)	$(100)	$(193)	$(198)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income for the three and six months ended June 30, 2010 is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives(2)
	Location	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
		(unaudited)
Foreign exchange forward contracts	Interest and other income (expense), net	$15	$21
Hedged item	Interest and other income (expense), net	(15)	(21)

Total		$—	$—

(2)	Gains (losses) related to the amount excluded from effectiveness testing of the hedges were not material in all periods presented.

The effect of derivative instruments not designated as hedging instruments on income for the three and six months ended June 30, 2009 and 2010 is summarized below (in millions):

Derivatives not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2009	2010	2009		2010
		(unaudited)
Foreign exchange forward contracts	Interest and other income (expense), net	$(146)	$98		$(33)	$196

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

Level 3—Unobservable inputs that are supported by little or no market activities.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description	As of December 31, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$3,740	$—	$3,740		$—
Money market mutual funds	2,153	2,153	—		—
U.S. government agencies	2	—	2		—
Marketable securities:
Time deposit	1,250	—	1,250		—
Money market mutual funds	28	—	28		—
U.S. government agencies	3,703	—	3,703		—
U.S. government notes	2,492	2,492	—		—
Foreign government bonds	37	—	37		—
Municipal securities	2,130	—	2,130		—
Corporate debt securities	2,822	—	2,822		—
Agency residential mortgage-backed securities	1,578	—	1,578		—
Commercial mortgage-backed securities	48	—	48		—
Marketable equity security	199	199	—		—
Foreign currency derivative contracts	105	—	105		—
Auction rate securities	182	—	—		182

Total	$20,469	$4,844	$15,443		$182

Description	As of June 30, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$984	$—	$984		$—
Money market and other overnight funds	6,274	3,404	2,870	(1)	—
U.S. government notes	1,152	1,152	—		—
Municipal securities	2	—	2		—
Corporate debt securities	8	—	8		—
Marketable securities:
Time deposit	119	—	119		—
Money market mutual funds	5	—	5		—
U.S. government agencies	2,823	—	2,823		—
U.S. government notes	2,114	2,114	—		—
Foreign government bonds	1,002	—	1,002		—
Municipal securities	2,301	—	2,301		—
Corporate debt securities	5,851	—	5,851		—
Agency residential mortgage-backed securities	4,870	—	4,870		—
Commercial mortgage-backed securities	47	—	47		—
Marketable equity security	214	214	—		—
Foreign currency derivative contracts	420	—	420		—
Auction rate securities	168	—	—		168

Total	$28,354	$6,884	$21,302		$168

Liabilities
Foreign currency derivative contracts	$14	—	$14		—

Total	$14	$—	$14		$—

(1)	This balance represents the cash collateral received in connection with our securities lending program.

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the six months ended June 30, 2009 (in millions):

Level 3
(unaudited)
Balance at December 31, 2008	$197
Change in unrealized loss included in other comprehensive income	9
Net settlements	(12)

Balance at June 30, 2009	$194

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the six months ended June 30, 2010 (in millions):

Level 3
(unaudited)
Balance at December 31, 2009	$182
Change in unrealized loss included in other comprehensive income	—
Net settlements	(14)

Balance at June 30, 2010	$168

Note 6. Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31, 2009	As of June 30, 2010
		(unaudited)
Information technology assets	$3,868	$4,039
Construction in progress	1,644	1,802
Land and buildings	1,907	1,969
Leasehold improvements	646	651
Furniture and fixtures	65	64

Total	8,130	8,525
Less accumulated depreciation and amortization	3,285	3,605

Property and equipment, net	$4,845	$4,920

Note 7. Acquisitions

In May 2010, we completed the acquisition of AdMob, Inc. (AdMob), a privately-held mobile display ads technology provider. This transaction was accounted for as a business combination. The purchase price was $681 million, consisting of the issuance of approximately 1.2 million shares of our Class A common stock and assumed vested options valued at $655 million, and cash of $26 million. The issued shares were valued based on the closing price of our Class A common stock on May 27, 2010. The fair values of stock options assumed were estimated using Black-Scholes-Merton option-pricing model.

In February 2010, we completed the acquisition of On2 Technologies, Inc. (On2), a publicly-held company, and developer of video compression technology. This transaction was accounted for as a business combination. The purchase price was $123 million, consisting of the issuance of approximately 174,000 shares of our Class A common stock valued at $95 million, based on the closing price of our Class A common stock on February 19, 2010, and cash of $28 million.

To offset the dilutive impact of issuing shares in connection with these acquisitions, we also repurchased and subsequently retired 1.6 million shares of our Class A common stock for $801 million pursuant to Rule 10b5-1 trading plans.

During the six months ended June 30, 2010, we also completed 20 other acquisitions for a total cash consideration of approximately $293 million.

The following table summarizes the allocation of the purchase price for all the acquisitions (in millions, unaudited):

	On2	AdMob	Other	Total
Goodwill	$115	$585	$206	$906
Patents and developed technology	27	20	86	133
Customer relationships	2	97	8	107
Tradenames and other	—	15	9	24
Net assets acquired (liabilities assumed)	(9)	7	5	3
Deferred tax liabilities	(12)	(43)	(21)	(76)

Total	$123	$681	$293	$1,097

For all acquisitions completed during the six months ended June 30, 2010, patents and developed technology and customer relationships have a weighted-average useful life of 3.2 years and tradenames and other have a weighted-average useful life of 2.5 years. The amount of goodwill expected to be deductible for tax purposes is $35 million.

Note 8. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2010 are as follows (in millions, unaudited):

Balance as of December 31, 2009	$4,903
Goodwill acquired	906
Goodwill adjustment	(21)

Balance as of June 30, 2010	$5,788

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in millions):

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$566	$380	$186
Customer relationships	784	258	526
Tradenames and other	211	148	63

Total	$1,561	$786	$775

	As of June 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$718	$434	$284
Customer relationships	891	319	572
Tradenames and other	206	158	48

Total	$1,815	$911	$904

Amortization expense of acquisition-related intangible assets for the three and six months ended June 30, 2009 was $65 million and $143 million and for the three and six months ended June 30, 2010 was $70 million and $133 million. As of June 30, 2010, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in millions, unaudited):

Remainder of 2010	$157
2011	271
2012	214
2013	133
2014	100
2015	19
Thereafter	10

$904

Note 9. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Interest income	$50	$136	$116	$232
Realized gains on marketable securities, net	18	43	50	68
Foreign currency exchange losses, net	(84)	(106)	(175)	(211)
Other	(2)	(4)	(2)	(2)

Interest and other income (expense), net	$(18)	$69	$(11)	$87

Note 10. Comprehensive Income

The changes in the components of other comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Net income	$1,485	$1,840	$2,907	$3,795
Change in unrealized gains (losses) on marketable securities, net of taxes(1)	(2)	165	7	207
Change in cumulative translation adjustment	86	(84)	28	(168)
Change in unrealized gains on cash flow hedges, net of taxes(2)	(172)	102	(180)	202

Comprehensive income	$1,397	$2,023	$2,762	$4,036

(1)

Change in unrealized gains (losses) on marketable securities is recorded net of taxes of $2 million and $30 million for the three months ended June 30, 2009 and 2010, and $5 million and $32 million for the six months ended June 30, 2009 and 2010.

(2)

Change in unrealized gains on cash flow hedges is recorded net of taxes of $119 million and $70 million for the three months ended June 30, 2009 and 2010, and $125 million and $139 million for the six months ended June 30, 2009 and 2010.

The components of accumulated other comprehensive income are as follows (in millions):

	As of December 31, 2009	As of June 30, 2010
		(unaudited)
Unrealized net gains on available-for-sale investments, net of taxes	$13	$220
Foreign currency translation adjustment	83	(85)
Unrealized gains on cash flow hedges, net of taxes	9	211

Accumulated other comprehensive income	$105	$346

Note 11. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. In March 2010, the European Court of Justice issued a decision (with respect to three pending cases that were consolidated into one) that confirmed that we have not infringed trademark law by allowing advertisers to bid for keywords corresponding to their competitors’ trademarks. We are litigating, or have recently litigated, similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, Taiwan, and the United Kingdom.

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

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Android, Google Web Search, Google AdWords, Google AdSense, Google Talk, Google Chrome, and Google Voice infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each demand continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation results, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenues for us or otherwise harm our business.

We are also a party to other litigation and subject to claims incident to the ordinary course of business, including intellectual property claims (in addition to the trademark, copyright, and patent matters noted above), government investigations, labor and employment claims and threatened claims, breach of contract claims, tax, and other matters.

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

We believe this matter will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

Income Taxes

We are under audit by the Internal Revenue Service and various other tax authorities. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Note 12. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Risk-free interest rate	2.4%	2.6%	2.1%	2.6%
Expected volatility	38%	33%	40%	33%
Expected life (in years)	6.2	3.0	5.7	3.3
Dividend yield	—	—	—	—
Weighted-average estimated fair value of options granted during the period	$161.84	$436.11	$130.13	$408.28

The following table summarizes the activities for our options for the six months ended June 30, 2010:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2009	12,776,488	$298.73
Granted	244,069	$123.38
Exercised	(484,190)	$255.22
Canceled/forfeited	(259,767)	$349.53

Balance at June 30, 2010	12,276,600	$296.43	6.1	$1,848

Vested and exercisable as of June 30, 2010	6,239,796	$264.30	5.6	$1,164
Vested and exercisable as of June 30, 2010 and expected to vest thereafter (2)	11,679,493	$294.64	6.1	$1,780

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $444.95 of our Class A common stock on June 30, 2010.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and vested and exercisable stock options and warrants at June 30, 2010:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	717,268	4.5	$27.65	696,489	$26.98	587,568	$22.89
$117.84–$198.41	952,226	3.5	$177.53	951,678	$177.52	951,678	$177.52
$205.96–$298.91	1,010,004	4.0	$274.94	998,445	$274.79	998,445	$274.79
$300.97–$399.00	8,230,717	6.5	$309.65	3,471,831	$310.04	3,471,831	$310.04
$401.78–$499.07	1,131,674	8.6	$437.70	86,378	$439.42	86,378	$439.42
$500.03–$594.05	228,412	4.9	$541.36	141,791	$541.31	141,791	$541.31
$611.68–$699.35	6,219	7.1	$627.31	2,055	$649.66	2,055	$649.66
$710.84	80	7.5	$710.84	50	$710.84	50	$710.84

$0.30–$710.84	12,276,600	6.1	$296.43	6,348,717	$260.61	6,239,796	$264.30

The above tables include approximately 1.5 million warrants held by selected financial institutions that were options purchased from employees under our Transferrable Stock Option (TSO) program, with a weighted-average exercise price of $300.89.

The total grant date fair value of stock options vested during the three and six months ended June 30, 2010 was $91 million and $206 million. The total grant date fair value of stock options vested during the three and six months ended June 30, 2009 was $30 million and $143 million. The aggregate intrinsic value of all options and warrants exercised during the three and six months ended June 30, 2010 was $86 million and $133 million. The aggregate intrinsic value of all options and warrants exercised during the three and six months ended June 30, 2009 was $104 million and $211 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the six months ended June 30, 2010, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 326,349 at a total value of $81 million, or an average price of $247.41 per share, including an average premium of $19.74 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

As of June 30, 2010, there was $899 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) and restricted shares for the six months ended June 30, 2010:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2009	4,626,487	$492.42
Granted	717,456	$521.09
Vested	(659,527)	$474.44
Forfeited	(122,601)	$480.16

Unvested at June 30, 2010	4,561,815	$499.51

Expected to vest after June 30, 2010 (1)	4,110,195	$499.51

(1)	RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of June 30, 2010, there was $1,808 million of unrecognized compensation cost related to employee unvested RSUs and restricted shares. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits as of December 31, 2009 and June 30, 2010 were $1,188 million and $1,151 million. Also, our unrecognized tax benefits at June 30, 2010 were reduced by $245 million, none of which affected our income tax provision or effective tax rate. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $814 million and $957 million as of December 31, 2009 and June 30, 2010. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

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

Revenues by geography are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Revenues:
United States	$2,609	$3,288	$5,236	$6,484
United Kingdom	715	770	1,449	1,612
Rest of the world	2,199	2,762	4,347	5,499

Total revenues	$5,523	$6,820	$11,032	$13,595

	As of December 31, 2009	As of June 30, 2010
		(unaudited)
Long-lived assets:
United States	$9,432	$11,011
International	1,898	1,873

Total long-lived assets	$11,330	$12,884

Note 15. Subsequent Events

On July 1, 2010, we signed a definitive agreement to acquire ITA Software, Inc. (ITA Software), a flight information software company, for $700 million in cash, subject to adjustments. The completion of this transaction is subject to customary closing conditions. We expect this transaction to close in 2010.

On July 15, 2010, we announced our debt financing program of up to $3 billion through the issuance of commercial paper. Net proceeds from the commercial paper program will be used for general corporate purposes. In conjunction with this program, we established a $3 billion revolving credit facility at June 30, 2010. As of July 27, 2010, we had $900 million of commercial paper issued and outstanding with a weighted-average yield of 0.2% that mature at various dates through November 2010. No amounts under either program were outstanding as of June 30, 2010.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenue;

•	seasonal fluctuations in internet usage and traditional retail seasonality, which are likely to cause fluctuations in our quarterly results;

•	our plans to continue to increase our hiring and invest in building the necessary systems infrastructures and to increase the number of acquisitions we expect to make in the remainder of 2010;

•	the decline in our revenue growth rate;

•

our expectation that growth in advertising revenues from our websites will continue to exceed that from our Google Network members’ websites, which will have a positive impact on our operating margins;

•	our expectation that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	the fact that we will not recognize any revenue associated with sales of our mobile phone beyond the third quarter of 2010;

•	our belief that our foreign exchange risk management program will not fully offset the exposure to fluctuation in foreign currencies;

•	our expectation that our cost of revenues will increase in dollars and may increase as a percentage of revenues;

•	the fact that traffic acquisition costs may fluctuate in the future;

•	the timing for the consummation of our acquisition of ITA Software;

•	continued investments in international markets;

•	our future stock-based compensation expenses;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures; and

•	our belief that the EPA’s investigation will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows;

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

How We Generate Revenue

Advertising revenues made up 97% of our revenues for the three and six months ended June 30, 2009 and 96% of our revenues for the three and six months ended June 30, 2010. We derive most of our additional revenues from offering display advertising management services to advertisers, ad agencies, and publishers, as well as licensing our enterprise products, search solutions, and web search technology.

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

Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration websites. The standard agreements have no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements contain provisions requiring us to share with the Google Network member most of the advertiser fees generated by users clicking on ads on the Google Network member’s website or, for advertisers who choose our cost-per-impression pricing, as the ads are displayed on the Google Network member’s website. For example, under our standard agreements, we pay 51% and 68% of the fees collected from advertisers to our Google Network members in AdSense for search and AdSense for content, respectively.

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

In January 2010, we launched our Nexus One mobile phone business. We recognize fees derived from the sale of mobile phones as other revenues in the period in which they are delivered. In July 2010, we discontinued our direct-to-consumer web store channel of distributing our mobile phone. Going forward, our partners will offer our mobile phone to consumers through existing retail channels. As a result, we will not recognize any revenue associated with the sale of our mobile phone beyond the third quarter of 2010.

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

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors, including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels, and increasing maturity of the online advertising market in certain countries. In addition, while general economic conditions have recently improved, the robustness and pace of the global economic recovery remains uncertain, which could negatively affect our revenue growth rate. However, we plan to continue to invest aggressively in our core areas of strategic focus.

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

We continue to increase our hiring and invest in building the necessary systems infrastructures required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. We have generally experienced, and expect to continue to experience, growth in our operations as we build our research and development programs, expand our base of users, advertisers, Google Network members, and content providers, and increase our presence in international markets. Also, we have acquired and expect to continue to acquire businesses and other assets from time to time. In particular, we expect to increase the number of acquisitions we make in 2010 compared to 2009. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. Our full-time employee headcount was 19,786 at June 30, 2009 and 21,805 at June 30, 2010.

We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, and credit card and other transaction fees, content acquisition costs, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network members’ websites.

As we expand our advertising programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in the second quarter of 2010, the general weakening of the U.S. dollar relative to foreign currencies (primarily the Australian dollar and the Japanese yen) had a favorable impact on our revenues as compared to the second quarter of 2009. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currencies. However, this program will not fully offset the effect of fluctuations on our revenues and earnings.

Results of Operations

The following table presents our historical operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	38.2	36.2	38.2	36.2
Research and development	12.8	13.2	12.2	12.6
Sales and marketing	8.5	9.2	8.2	9.1
General and administrative	6.6	6.7	7.3	6.4

Total costs and expenses	66.1	65.3	65.9	64.3

Income from operations	33.9	34.7	34.1	35.7
Interest and other income (expense), net	(0.3)	1.0	(0.1)	0.6

Income before income taxes	33.6	35.7	34.0	36.3
Provision for income taxes	6.7	8.7	7.6	8.4

Net income	26.9%	27.0%	26.4%	27.9%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Advertising revenues:
Google websites	$3,653	$4,499	$7,345	$8,938
Google Network websites	1,684	2,063	3,322	4,099

Total advertising revenues	5,337	6,562	10,667	13,037
Licensing and other revenues	186	258	365	558

Revenues	$5,523	$6,820	$11,032	$13,595

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Advertising revenues:
Google websites	66%	66%	67%	66%
Google Network websites	31	30	30	30

Total advertising revenues	97	96	97	96
Google websites as % of advertising revenues	68	69	69	69
Google Network websites as % of advertising revenues	32	31	31	31
Licensing and other revenues	3%	4%	3%	4%

The increase in our revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 and from the six months ended June 30, 2009 to the six months ended June 30, 2010 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network members’ websites, and to a lesser extent, an increase in other revenues as a result of the launch of our mobile phone business in the first quarter of 2010. These increases were partially offset by a decrease in hedging gains recognized in the three and six months ended June 30, 2010 compared to three and six months ended June 30, 2009. The increase in advertising revenue for Google websites and Google Network members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, and to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, and the continued global expansion of our products, our advertiser and our user base, as well as an increase in the number of Google Network members. The increase in the average cost-per-click paid by our advertisers was primarily driven by the increased spending from advertisers, partially offset by the changes in geographical mix due to traffic growth in emerging markets, where average cost-per-clicks are typically lower, compared to more mature markets.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ websites they visit. For instance, these improvements include enabling previously promoted high quality ads to be shown on subsequent pages, adding merchant ratings information to improve users’ ability to evaluate ads, providing end users with multiple site links for certain web search ad results, reducing the minimum cost-per-click which results in the display of more relevant ads, and changing the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks.

Aggregate paid clicks on Google websites and Google Network members’ websites increased approximately 15% from the three months ended June 30, 2009 to the three months ended June 30, 2010 and 15% from the six months ended June 30, 2009 to the six months ended June 30, 2010. Average cost-per-click on Google websites and Google Network members’ websites increased approximately 4% from the three months ended June 30, 2009 to the three months ended June 30, 2010 and 6% from the six months ended June 30, 2009 to the six months ended June 30, 2010. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors including the revenue growth rates on our websites compared to those of our Google Network members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
United States	47%	48%	48%	48%
United Kingdom	13%	11%	13%	12%
Rest of the world	40%	41%	39%	40%

The decline in revenues from the United Kingdom as a percentage of consolidated revenues from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 resulted primarily from a less robust economic recovery relative to the United States and rest of the world. The growth in revenues from the United States as a percentage of consolidated revenues from the three months ended June 30, 2009 to the three months ended June 30, 2010 resulted largely from the recovery of key verticals such as retail, travel, finance, and insurance. The growth in revenues from the rest of the world as a percentage of consolidated revenues from three and six months ended June 30, 2009 to the three and six months ended June 30, 2010 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for international markets, and the effect of the general weakening of the U.S. dollar compared to foreign currencies (primarily the Australian dollar).

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Australian dollar and the Japanese yen) from the three months ended June 30, 2009 to the three months ended June 30, 2010 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been approximately $5 million, or 1%, higher and our revenues from the rest of the world would have been approximately $29 million, or 1%, lower in the three months ended June 30, 2010. This is before consideration of hedging gains of $67 million and $57 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended June 30, 2009, and hedging gains of $19 million and $60 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended June 30, 2010.

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the British pound, the Australian dollar, and the Brazilian real) from the six months ended June 30, 2009 to the six months ended June 30, 2010 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been approximately $67 million, or 4%, lower and our revenues from the rest of the world would have been approximately $199 million, or 4%, lower in the six months ended June 30, 2010. This is before consideration of hedging gains of $149 million and $129 million recognized to revenues from the United Kingdom and the rest of the world in the six months ended June 30, 2009 and hedging gains of $29 million and $60 million recognized to revenues from the United Kingdom and the rest of the world in the six months ended June 30, 2010.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, credit card and other transaction fees related to processing customer transactions, amortization of acquired intangible assets, and content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our websites and our Google Network members’ websites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members. To the extent we are obligated to make guaranteed minimum revenue share or other payments to our content providers, we recognize content acquisition costs equal to the greatest of the following three amounts: 1) the contractual revenue share amount, if any, 2) an amount that is based on the number of times the content is displayed, or 3) an amount calculated on a straight-line basis over the terms of the agreements.

The following table presents our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Cost of revenues	$2,108	$2,467	$4,209	$4,919
Cost of revenues as a percentage of revenues	38.2%	36.2%	38.2%	36.2%
Traffic acquisition costs related to AdSense arrangements	$1,235	$1,463	$2,464	$2,906
Traffic acquisition costs related to distribution arrangements	218	269	425	537

Traffic acquisition costs	$1,453	$1,732	$2,889	$3,443

Traffic acquisition costs as a percentage of advertising revenues	27.2%	26.4%	27.1%	26.4%

Cost of revenues increased $359 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. The increase was primarily related to an increase in traffic acquisition costs of $228 million primarily resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $51 million from our distribution arrangements as a result of more traffic directed to our websites as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to more revenues realized from Google Network members to whom we paid less revenue share. In addition, there was an increase in content acquisition costs of $32 million primarily related to content displayed on YouTube.

Cost of revenues increased $709 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. The increase was primarily related to an increase in traffic acquisition costs of $442 million primarily resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $112 million from our distribution arrangements as a result of more traffic directed to our websites as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to more revenues realized from Google Network members to whom we paid less revenue share.

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

Research and Development

The following table presents our research and development expenses and research and development expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Research and development expenses	$708	$898	$1,349	$1,716
Research and development expenses as a percentage of revenues	12.8%	13.2%	12.2%	12.6%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $190 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. This increase was primarily due to an increase in labor related costs of $112 million primarily as a result of a 16% increase in research and development headcount, including headcount from acquisitions. In addition, there was an increase in stock-based compensation expense of $20 million.

Research and development expenses increased $367 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase was primarily due to an increase in labor related costs of $231 million primarily as a result of a 16% increase in headcount, including headcount from acquisitions. In addition, there was an increase in stock-based compensation expense of $41 million.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Sales and marketing expenses	$469	$629	$903	$1,236
Sales and marketing expenses as a percentage of revenues	8.5%	9.2%	8.2%	9.1%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $160 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. This increase was primarily due to an increase in advertising and promotional expenses of $77 million. In addition, there was an increase in labor related costs of $40 million primarily due to higher commission expense and, to a lesser extent, a 6% increase in sales and marketing headcount.

Sales and marketing expenses increased $333 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase was primarily due to an increase in advertising and promotional expenses of $159 million. In addition, there was an increase in labor related costs of $98 million primarily due to higher commission expense and, to a lesser extent, a 6% increase in sales and marketing headcount.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
General and administrative expenses	$364	$461	$814	$871
General and administrative expenses as a percentage of revenues	6.6%	6.7%	7.3%	6.4%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our facilities, finance, human resources, information technology, and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services.

General and administrative expenses increased $97 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. This increase was primarily due to an increase in professional services of $69 million, the majority of which related to legal costs and consulting services.

General and administrative expenses increased $57 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase was primarily due to an increase in professional services of $90 million, the majority of which related to legal costs and consulting services. This increase was partially offset by lower bad debt expense of $45 million recognized as a result of general improved economic conditions.

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Stock-based compensation	$293	$309	$571	$600
Stock-based compensation as a percentage of revenues	5.3%	4.5%	5.2%	4.4%

Stock-based compensation increased $16 million and $29 million from the three and six months ended June 30, 2009 to the three and six months ended June 30, 2010. These increases were primarily due to additional stock awards issued to existing and new employees. The increase from the six months ended June 30, 2009 to the six months ended June 30, 2010 was also due to the recognition of a full quarter of modification charge in the three months ended March 31, 2010 compared to a partial quarter in the three months ended March 31, 2009 related to our stock option exchange program completed in March 2009.

We expect stock-based compensation to be approximately $1.2 billion in 2010 and $2.1 billion thereafter. These amounts do not include stock-based compensation related to stock awards that have been and may be granted to employees and directors subsequent to June 30, 2010 and stock awards that have been or may be granted to non-employees. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net increased $87 million from the three months ended June 30, 2009 to the three months ended June 30, 2010. This increase was primarily driven by an increase in interest income of $86 million due to an increase in our cash and investment balances and higher yields, as well as an increase in net realized gains on sales of marketable securities of $25 million, partially offset by an increase in net foreign exchange related costs of $22 million.

Interest and other income (expense), net increased $98 million from the six months ended June 30, 2009 to the six months ended June 30, 2010. This increase was primarily driven by an increase in interest income of $116 million due to an increase in our cash and investment balances and higher yields, as well as an increase in net realized gains on sales of marketable securities of $18 million, partially offset by an increase in net foreign exchange related costs of $36 million.

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

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(unaudited)
Provision for income taxes	$371	$594	$839	$1,145
Effective tax rate	20.0%	24.4%	22.4%	23.2%

Our provision for income taxes increased from the three months ended June 30, 2009 to the three months ended June 30, 2010, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate increased from the three months ended June 30, 2009 to the three months ended June 30, 2010, primarily because we expect more of our annual earnings in 2010 compared to 2009 to be realized in countries where we have higher statutory tax rates. This is primarily due to more hedging gains recognized in one of our legal entities that is subject to a higher statutory tax rate.

Our provision for income taxes increased from the six months ended June 30, 2009 to the six months ended June 30, 2010, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate increased from the six months ended June 30, 2009 to the six months ended June 30, 2010, primarily because we expect more of our annual earnings in 2010 compared to 2009 to be realized in countries where we have higher statutory tax rates largely due to more hedging gains recognized in one of our legal entities that is subject to a higher statutory tax rate. This increase was partially offset by recognition of less charges related to certain discrete items in the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (dollars in millions):

	Six Months Ended June 30,
	2009	2010
	(unaudited)
Net cash provided by operating activities	$3,859	$4,669
Net cash used in investing activities	(636)	(3,285)
Net cash provided by (used in) financing activities	46	(769)

At June 30, 2010, we had $30.1 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other overnight funds, including cash collateral received related to our securities lending program, mortgage-backed securities, and corporate securities. See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the composition of our cash, cash equivalents, and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2009 and June 30, 2010, we had unused letters of credit for approximately $101 million and $63 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

On July 1, 2010, we signed a definitive agreement to acquire ITA Software, a flight information software company, for $700 million in cash, subject to adjustments. The completion of this transaction is subject to customary closing conditions. We expect this transaction to close in 2010.

On July 15, 2010, we also announced a debt financing program of up to $3 billion through the issuance of commercial paper. Net proceeds from the commercial paper program will be used for general corporate purposes. In conjunction with this program, we established a $3 billion revolving credit facility at June 30, 2010. As of July 27, 2010, we had $900 million of commercial paper issued and outstanding with a weighted-average yield of 0.2% that mature at various dates through November 2010. No amounts under the program or the facility were outstanding as of June 30, 2010.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including amortization, depreciation, deferred income taxes, excess tax benefits from stock-based award activities, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in the six months ended June 30, 2010 was $4,669 million and consisted of net income of $3,795 million, adjustments for non-cash items of $1,240 million and cash used in working capital and other activities of $366 million. Adjustments for non-cash items primarily consisted of $600 million of stock-based compensation expense, $530 million of depreciation and amortization expense on property and equipment, and $143 million of amortization of intangible and other assets, partially offset by $31 million of excess tax benefits from stock-based award activities. In addition, the decrease in cash from changes in working capital activities primarily consisted of an increase of $197 million in accounts receivable due to the growth in fees billed to our advertisers, an increase of $191 million in prepaid revenue share, expenses and other assets, a net decrease of $164 million of income taxes payable and deferred income taxes (which includes the same $31 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), partially offset by an increase in accounts payable of $199 million. The decrease in income taxes payable and deferred income taxes was primarily a result of more estimated income taxes paid during the second quarter of 2010 for the year ending December 31 2010, partially offset by additional tax obligations accrued. The increase in accounts payable was primarily a result of the growth of our business.

Cash provided by operating activities in the six months ended June 30, 2009 was $3,859 million and consisted of net income of $2,907 million, adjustments for non-cash items of $1,178 million, and cash used in working capital and other activities of $226 million. Adjustments for non-cash items primarily consisted of $632 million of depreciation and amortization expense on property and equipment, $571 million of stock-based compensation expense, and $148 million of amortization of intangible and other assets, partially offset by $114 million of deferred income taxes and $36 million of excess tax benefits from stock-based award activities. In addition, the decrease in cash from changes in working capital activities primarily consisted of a decrease of $281 million in accrued expenses and other liabilities primarily as a result of employee bonuses for the year ended December 31, 2008 paid in the first quarter of 2009, a net decrease of $64 million of income taxes payable and deferred income taxes (which includes the same $36 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), an increase of $42 million in accounts receivable due to the growth in fees billed to our advertisers, partially offset by a decrease of $88 million in prepaid revenue share, expenses and other assets, an increase in accounts payable of $42 million, and to a lesser extent, by an increase in accrued revenue share of $19 million. The decrease in income taxes payable and deferred income taxes was primarily a result of more estimated income taxes paid during the first half of 2009 for the year ended December 31, 2009, partially offset by additional tax obligations accrued.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in the six months ended June 30, 2010 of $3,285 million was primarily attributable to net purchases of marketable securities of $4,791 million, capital expenditures of $715 million, and cash consideration used in acquisitions and other investments of $649 million. This was partially offset by $2,870 million of cash collateral that we received in connection with our securities lending program.

Cash used in investing activities in the six months ended June 30, 2009 of $636 million was primarily attributable to capital expenditures of $402 million and net purchases of marketable securities of $201 million.

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

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. In particular, we expect to increase the number of acquisitions we make in the remainder of 2010 compared to 2009. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. In connection with certain acquisitions, we are obligated to make additional cash payments if certain criteria are met. As of June 30, 2010, the remaining contingent obligation amount related to these acquisitions was approximately $20 million, which if the criteria are met, would be recorded as part of the purchase price. Because these contingent payments are based on the achievement of performance targets, actual payments may be substantially lower.

Cash used in financing activities in the six months ended June 30, 2010 of $769 million was primarily related to $801 million in stock repurchases pursuant to Rule 10b5-1 trading plans in connection with our acquisitions of AdMob and On2 Technologies, Inc., partially offset by excess tax benefits of $31 million from stock-based award activities during the period which represented a portion of the $115 million reduction to income taxes payable that we recorded in the first half of 2010 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards.

Cash provided by financing activities in the six months ended June 30, 2009 of $46 million was primarily due to excess tax benefits of $36 million from stock-based award activities during the period which represents a portion of the $108 million reduction to income taxes payable that we recorded in the first half of 2009 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards, as well as net proceeds related to stock-based award activities of $10 million.

Contractual Obligations

We recorded long-term taxes payable of $122 million in the six months ended June 30, 2010 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. Our effective tax rates were 20.0% and 22.4% for the three and six months ended June 30, 2009 and 24.4% and 23.2% for the three and six months ended June 30, 2010. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities and our non-marketable equity securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is “other-than-temporary.” Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery. If any impairment is considered “other-than-temporary,” we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income.

Available Information

Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders (for the last two years). We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings. Our Annual Reports, Quarterly Reports, and Proxy Statements for the last two years are also available for download free of charge on our investor relations website. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file, and any references to these websites are intended to be inactive textual references only.

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

At December 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.6 billion (or approximately $2.2 billion) and $59 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £809 million (or approximately $1.3 billion) and $39 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$306 million (or approximately $268 million) and $6 million. At June 30, 2010, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.6 billion (or approximately $3.5 billion) and $317 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.5 billion (or approximately $2.2 billion) and $94 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$359 million (or approximately $329 million) and $9 million. These foreign exchange options have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $304 million lower at June 30, 2010, and the total amount of expense recorded as interest and other income (expense), net, would have been approximately $28 million higher in the three months ended June 30, 2010. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $1.1 billion higher at June 30, 2010, and the total amount of expense recorded as interest and other income (expense), net, would have been approximately $119 million higher in the three months ended June 30, 2010.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.4 billion and $2.6 billion at December 31, 2009 and June 30, 2010. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $115 million and $92 million at December 31, 2009 and June 30, 2010. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €618 million (or approximately $889 million) and €822 million (or approximately $1.0 billion) at December 31, 2009 and June 30, 2010. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €8 million (or approximately $11 million) at December 31, 2009.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $102 million and $15 million at December 31, 2009 and June 30, 2010. The adverse impact at December 31, 2009 and June 30, 2010 is after consideration of the offsetting effect of approximately $594 million and $706 million from forward exchange contracts in place for the months of December 2009 and June 2010. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other overnight funds, mortgage-backed securities, and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis-point) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $291 million and $713 million at December 31, 2009 and June 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

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

From time to time, we are involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Although claims, suits, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand” and “We are, and may in the future be, subject to intellectual property and the third party claims, which are costly to defend, could result in significant damage awards, and could limit our ability to use certain technologies in the future” in the “Risks Related to Our Business and Industry” section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

While we believe this matter will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows, we have noted it in accord with SEC regulations that call for disclosure of certain environmental proceedings that may result in monetary sanctions of $100,000 or more.

ITEM 1A.	RISK FACTORS

Risks Related to Our Business and Industry

We face intense competition.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and end users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

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

We generated 97% of our revenues in 2009 and 96% of our revenues in the first half of 2010 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

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

Acquisitions are an important element of our overall corporate strategy. In particular, we expect to increase the number of acquisitions we make in 2010 compared to 2009. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

International revenues accounted for approximately 53% of our total revenues in 2009 and 52% in the first half of 2010. More than half of our user traffic came from outside the U.S. in the first half of 2010. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

We are, and may in the future be, subject to intellectual property or other third party claims, which are costly to defend, could result in significant damage awards, and could limit our ability to use certain technologies in the future.

Internet, technology, and media companies own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, patent holding companies may continue to seek to monetize patents they have purchased or otherwise obtained. As we have grown, the intellectual property rights claims against us have increased and may continue to increase as we develop new products, services, and technologies. Our products, services, and technologies may not be able to withstand any third-party claims and regardless of the merits of the claim, intellectual property claims are often time-consuming and expensive to litigate or settle and cause significant diversion of management attention. In addition, to the extent claims against us are successful, we may have to pay significant damage awards or discontinue any of our services or practices that are found to be in violation of another party’s rights.

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

We also have had copyright claims filed against us by companies alleging that features of certain of our products and services, including Google Web Search, Google News, Google Video, Google Image Search, Google Book Search, and YouTube, infringe the rights of others. In the U.S. we announced a settlement with the Authors Guild and the Association of American Publishers. However, this class action settlement is subject to approval by the U.S. District Court for the Southern District of New York. We are, and may in the future be, subject to additional claims with respect to Google Book Search both in the U.S. and in other parts of the world. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain functionalities, and may also result in a change in our business practices, which could result in a loss of revenues for us or otherwise harm our business. In addition, any time one of our products or services links to or hosts material in which others allegedly own copyrights, we face the risk of being sued for copyright infringement or related claims. Because these products and services comprise the majority of our products and services, the risk of harm from such lawsuits could be substantial.

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Android, Google Web Search, Google AdWords, Google AdSense, Google Talk, Google Chrome, and Google Voice infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each request continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation rulings, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenues for us or otherwise harm our business.

More individuals are using devices other than personal computers to access the internet. If users of these devices do not widely adopt versions of our web search technology, products, or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile telephones, personal digital assistants (PDAs), smart phones, handheld computers, video game consoles, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with some alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. We have limited experience to date in operating versions of our products and services developed or optimized for users of alternative devices, such as Google Mobile and Android, or in designing and selling alternative devices. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

We provide advertising, web search, and other services to our Google Network members, which accounted for 30% of our revenues in 2009 and in the first half of 2010. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

•

To the extent we recognize a gain on a hedge transaction in one of our legal entities that is subject to a high statutory tax rate, and a loss on the related hedged transaction that is subject to a lower rate, our effective tax rate would be higher.

•	Significant fluctuations in foreign exchange rates could greatly increase our hedging costs.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, accounting principles, or interpretations thereof. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2010, our founders, executive officers, and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock, and other equity interests representing approximately 70% of the voting power of our outstanding capital stock. In particular, as of June 30, 2010, our two founders and our CEO, Larry, Sergey, and Eric, owned approximately 91% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended June 30, 2010:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period(1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in millions)	(in millions)
April 1-30	119,051	$30	$2	$308.38	$253.42	$17.48
May 1-31	78,958	18	2	300.82	226.97	26.08
June 1-30	—	—	—	—	—	—

Total (except weighted-average amounts)	198,009	$48	$4	$305.36	$242.88	$20.91

(1)	The TSO program is generally active during regular trading hours for The Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Eric Schmidt, Sergey Brin, and Larry Page) in our TSO program. The following table provides information with respect to sales by our executive officers of TSOs during the three months ended June 30, 2010:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)	(in thousands)
Patrick Pichette	19,913	$4,795	$376

Total	19,913	$4,795	$376

Issuer Purchases of Equity Securities

In May 2010, we announced our intention to repurchase in the open market a number of shares equal to the number of shares issued and issuable upon exercise of outstanding options to purchase our Class A common stock in connection with our acquisition of AdMob pursuant to a Rule 10b5-1 trading plan. The following table provides information with respect to this repurchase during the three months ended June 30, 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Plans	Maximum Number of Shares that May Yet Be Purchased Under the Plans
April 1-30	—	—	—	—
May 1-31	—	—	—	—
June 1-30	1,422,547	$494.71	1,422,547	Not applicable

Total	1,422,577	$494.71	1,422,547

(1)	Average price paid per share includes costs associated with the repurchase.

Unregistered Sales of Equity Securities

In May 2010, we acquired the outstanding stock of AdMob. On May 27, 2010, we issued an aggregate of 1,224,382 shares of our Class A common stock to the stockholders of AdMob in satisfaction of the purchase price. The issuance of our shares was made in reliance upon an exemption from the registration requirements of the Securities Act provided by Regulation D. The stockholders who received shares of our Class A common stock made representations to us as to their accredited investor status and as to their investment intent and financial sophistication.

ITEM 6.	EXHIBITS

Exhibit Number	Description

4.04	Registration Rights Agreement dated as of November 7, 2009. Incorporated by reference to Exhibit 4.01 of Google’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 28, 2010

10.08 ©	Google Inc. 2004 Stock Plan, as amended. Incorporated by reference to Exhibit 10.08 of Google’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010

10.17	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan. Incorporated by reference to Exhibit 10.17 of Google’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 9, 2010

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract, or arrangement.

*	Filed herewith.

‡	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: July 30, 2010	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

4.04	Registration Rights Agreement dated as of November 7, 2009. Incorporated by reference to Exhibit 4.01 of Google’s Registration Statement on Form S-3 filed with the Securities and Exchange Commission on June 28, 2010

10.08 ©	Google Inc. 2004 Stock Plan, as amended. Incorporated by reference to Exhibit 10.08 of Google’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2010

10.17	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan. Incorporated by reference to Exhibit 10.17 of Google’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on June 9, 2010

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract, or arrangement.

*	Filed herewith.

‡	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.