Form 10-Q
period 2010-09-30
Google Inc.
filed 2010-10-29
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-50726

Google Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0493581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Amphitheatre Parkway

Mountain View, CA 94043

(Address of principal executive offices, including zip code)

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

At October 25, 2010, there were 248,407,078 shares of Google’s Class A common stock outstanding and 71,368,036 shares of Google’s Class B common stock outstanding.

GOOGLE INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

GOOGLE INC.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2009	As of September 30, 2010
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,198	$11,257
Marketable securities	14,287	22,123

Total cash, cash equivalents, and marketable securities (including securities loaned of $0 and $3,652)	24,485	33,380
Accounts receivable, net of allowance of $79 and $65	3,178	3,616
Receivable under reverse repurchase agreements	0	875
Deferred income taxes, net	644	138
Income taxes receivable, net	23	228
Prepaid revenue share, expenses and other assets	837	1,210

Total current assets	29,167	39,447
Prepaid revenue share, expenses and other assets, non-current	415	406
Deferred income taxes, net, non-current	263	406
Non-marketable equity securities	129	485
Property and equipment, net	4,845	5,506
Intangible assets, net	775	993
Goodwill	4,903	6,099

Total assets	$40,497	$53,342

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$216	$528
Short-term debt	0	2,122
Accrued compensation and benefits	982	1,104
Accrued expenses and other current liabilities	570	841
Accrued revenue share	694	752
Securities lending payable	0	2,861
Deferred revenue	285	322

Total current liabilities	2,747	8,530
Deferred revenue, non-current	42	33
Income taxes payable, non-current	1,392	1,098
Other long-term liabilities	312	391
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized; 317,772 (Class A 243,611, Class B 74,161) and par value of $318 (Class A $244, Class B $74) and 319,234 (Class A 247,489, Class B 71,745) and par value of $319 (Class A $247, Class B $72) shares issued and outstanding	15,817	17,435
Accumulated other comprehensive income	105	531
Retained earnings	20,082	25,324

Total stockholders’ equity	36,004	43,290

Total liabilities and stockholders’ equity	$40,497	$53,342

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Revenues	$5,945	$7,286	$16,977	$20,881
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $15, $8, $41 and $22)	2,226	2,552	6,436	7,471
Research and development (including stock-based compensation expense of $196, $244, $546 and $637)	758	994	2,107	2,711
Sales and marketing (including stock-based compensation expense of $62, $75, $179 and $185)	498	661	1,401	1,897
General and administrative (including stock-based compensation expense of $45, $53, $122 and $136)	389	532	1,202	1,403

Total costs and expenses	3,871	4,739	11,146	13,482

Income from operations	2,074	2,547	5,831	7,399
Interest and other income (expense), net	(7)	167	(19)	255

Income before income taxes	2,067	2,714	5,812	7,654
Provision for income taxes	428	547	1,266	1,692

Net income	$1,639	$2,167	$4,546	$5,962

Net income per share of Class A and Class B common stock:
Basic	$5.18	$6.80	$14.39	$18.73

Diluted	$5.13	$6.72	$14.27	$18.49

See accompanying notes.

GOOGLE INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2009	2010
	(unaudited)
Operating activities
Net income	$4,546	$5,962
Adjustments:
Depreciation and amortization of property and equipment	943	787
Amortization of intangibles and other assets	216	228
Stock-based compensation expense	888	980
Excess tax benefits from stock-based award activities	(64)	(43)
Deferred income taxes	(288)	23
Other	(26)	(7)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(127)	(456)
Income taxes, net	97	(295)
Prepaid revenue share, expenses and other assets	313	(355)
Accounts payable	9	314
Accrued expenses and other liabilities	(14)	316
Accrued revenue share	57	69
Deferred revenue	35	32

Net cash provided by operating activities	6,585	7,555

Investing activities
Purchases of property and equipment	(589)	(1,473)
Purchases of marketable securities	(19,587)	(37,589)
Maturities and sales of marketable securities	17,016	30,369
Investments in non-marketable equity securities	(46)	(265)
Cash collateral received from securities lending	0	2,861
Investments in reverse repurchase agreements	0	(875)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(40)	(859)

Net cash used in investing activities	(3,246)	(7,831)

Financing activities
Net proceeds (payments) related to stock-based award activities	11	(65)
Excess tax benefits from stock-based award activities	64	43
Repurchase of common stock in connection with acquisitions	0	(801)
Issuance of short-term debt, maturities of 3 months or less, net	0	737
Issuance of short-term debt, maturities longer than 3 months	0	1,384

Net cash provided by financing activities	75	1,298

Effect of exchange rate changes on cash and cash equivalents	16	37

Net increase in cash and cash equivalents	3,430	1,059
Cash and cash equivalents at beginning of year	8,657	10,198

Cash and cash equivalents at end of period	$12,087	$11,257

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,453	$1,954

Non-cash financing activity:
Fair value of common stock issued and vested options assumed in connection with acquisitions	$0	$750

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2010, the Consolidated Statements of Income for the three and nine months ended September 30, 2009 and 2010, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2009 and 2010 are unaudited. These unaudited interim Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim Consolidated Financial Statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2010, our results of operations for the three and nine months ended September 30, 2009 and 2010, and our cash flows for the nine months ended September 30, 2009 and 2010. The results of operations for the three and nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the year ending December 31, 2010.

These unaudited interim Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and related notes included in our 2009 Annual Report on Form 10-K filed on February 12, 2010.

Use of Estimates

The preparation of interim Consolidated Financial Statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2009		2010		2009		2010
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,253	$386	$1,677	$490	$3,470	$1,076	$4,596	$1,366
Denominator
Weighted-average common shares outstanding	241,914	74,583	246,521	72,096	241,116	74,774	245,341	72,946
Less: Weighted-average unvested common shares subject to repurchase or cancellation	0	0	0	0	(7)	0	0	0

Number of shares used in per share computation	241,914	74,583	246,521	72,096	241,109	74,774	245,341	72,946

Basic net income per share	$5.18	$5.18	$6.80	$6.80	$14.39	$14.39	$18.73	$18.73

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,253	$386	$1,677	$490	$3,470	$1,076	$4,596	$1,366
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	386	0	490	0	1,076	0	1,366	0
Reallocation of undistributed earnings to Class B shares	0	(3)	0	(5)	0	(7)	0	(16)

Allocation of undistributed earnings	$1,639	$383	$2,167	$485	$4,546	$1,069	$5,962	$1,350
Denominator
Number of shares used in basic computation	241,914	74,583	246,521	72,096	241,109	74,774	245,341	72,946
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	74,583	0	72,096	0	74,774	0	72,946	0
Unvested common shares subject to repurchase or cancellation	0	0	0	0	7	0	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,583	75	2,904	59	2,155	84	3,219	70
Restricted shares and restricted stock units	666	0	856	0	456	0	984	0

Number of shares used in per share computation	319,746	74,658	322,377	72,155	318,501	74,858	322,490	73,016

Diluted net income per share	$5.13	$5.13	$6.72	$6.72	$14.27	$14.27	$18.49	$18.49

The net income per share amounts are the same for Class A and Class B because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consist of the following (in millions):

	As of December 31, 2009	As of September 30, 2010
		(unaudited)
Cash and cash equivalents:
Cash	$4,303	$4,046
Cash equivalents:
Time deposits	3,740	1,041
Money market and other funds(1)	2,153	5,635
U.S. government agencies	2	0
U.S. government notes	0	500
Corporate debt securities	0	35

Total cash and cash equivalents	10,198	11,257

	As of December 31, 2009	As of September 30, 2010
		(unaudited)
Marketable securities:
Time deposits	1,250	257
Money market mutual funds	28	3
U.S. government agencies	3,703	1,969
U.S. government notes	2,492	3,831
Foreign government bonds	37	1,288
Municipal securities	2,130	2,349
Corporate debt securities	2,822	6,403
Agency residential mortgage-backed securities	1,578	5,739
Commercial mortgage-backed securities	48	46
Marketable equity security	199	238

Total marketable securities	14,287	22,123

Total cash, cash equivalents and marketable securities	$24,485	$33,380

(1)

The balance at September 30, 2010 includes $2.0 billion of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program. No similar amounts were outstanding as of December 31, 2009.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$1,250	$0	$0	$1,250
Money market mutual funds	28	0	0	28
U.S. government agencies	3,700	5	(2)	3,703
U.S. government notes	2,520	0	(28)	2,492
Foreign government bonds	37	0	0	37
Municipal securities	2,100	30	0	2,130
Corporate debt securities	2,826	13	(17)	2,822
Agency residential mortgage-backed securities	1,585	5	(12)	1,578
Commercial mortgage-backed securities	47	1	0	48
Marketable equity security	145	54	0	199

Total	$14,238	$108	$(59)	$14,287

	As of September 30, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$257	$0	$0	$257
Money market mutual funds	3	0	0	3
U.S. government agencies	1,962	7	0	1,969
U.S. government notes	3,725	106	0	3,831
Foreign government bonds	1,243	46	(1)	1,288
Municipal securities	2,324	26	(1)	2,349
Corporate debt securities	6,136	273	(6)	6,403
Agency residential mortgage-backed securities	5,687	63	(11)	5,739
Commercial mortgage-backed securities	46	0	0	46
Marketable equity security	145	93	0	238

Total	$21,528	$614	$(19)	$22,123

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2009 and September 30, 2010.

Foreign government bonds consist of USD and non-USD denominated bonds issued by foreign governments.

Corporate debt securities consist of investment grade securities, high-yield securities, foreign corporate bonds that are guaranteed by sovereign governments, and emerging market bonds.

Agency residential mortgage-backed securities are specified pools of mortgage pass-through securities that are guaranteed by government-sponsored enterprises. Commercial mortgage-backed securities are fully defeased securities with underlying collateral loans replaced by U.S. Treasury notes.

Marketable equity security consists of our investment in Clearwire Corporation.

We recognized gross realized gains of $26 million and $67 million for the three months ended September 30, 2009 and 2010. We recognized gross realized gains of $79 million and $148 million for the nine months ended September 30, 2009 and 2010. Gross realized losses were not material for the three and nine months ended September 30, 2009. We recognized gross realized losses of $5 million and $18 million for the three and nine months ended September 30, 2010. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income (expense), net, in the accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities, designated as available-for-sale and classified by the contractual maturity date of the security (in millions):

As of September 30, 2010
(unaudited)
Due in 1 year	$2,056
Due in 1 year through 5 years	6,601
Due in 5 years through 10 years	5,618
Due after 10 years	7,610

Total	$21,885

The following tables present fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2009 and September 30, 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2009
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$1,273	$(2)
U.S. government notes	2,492	(28)
Corporate debt securities	1,175	(17)
Agency residential mortgage-backed securities	1,040	(12)

Total	$5,980	$(59)

	As of September 30, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
	(unaudited)
Municipal securities	$457	$(1)
Corporate debt securities	439	(6)
Foreign government bonds	29	(1)
Agency residential mortgage-backed securities	1,829	(11)

Total	$2,754	$(19)

As of December 31, 2009, we did not have any investments in marketable securities that were in an unrealized loss position for a period of 12 months or greater. As of September 30, 2010, our investments in marketable securities that were in an unrealized loss position for a period of 12 months or greater was not material.

Auction Rate Securities

At September 30, 2010, we held $156 million of auction rate securities (ARS). The assets underlying these 31 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $91 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at September 30, 2010, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted-average interest rate of 1.7% per annum, which is based on the forward swap curve at the end of September 2010 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 1,700 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and further adjusted by up to 400 basis points to reflect a discount for the liquidity risk associated with these investments due to the lack of an active market.

At September 30, 2010, the estimated fair value of these ARS was $24 million less than their costs. As we have no intent to sell these ARS and it is more likely than not that we will not be required to sell these ARS prior to recovery of our entire cost basis, we concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at September 30, 2010.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at September 30, 2010.

Securities Lending Program

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. We loan selected securities which are secured by collateral in the form of cash or securities. Cash collateral is invested in reverse repurchase agreements. We classify loaned securities as cash equivalents or marketable securities on the accompanying Consolidated Balance Sheets. We record the cash collateral as an asset with a corresponding liability. We classify reverse repurchase agreements maturing within three months as cash equivalents and those longer than three months as receivable under reverse repurchase agreements on the accompanying Consolidated Balance Sheets. For lending agreements collateralized by securities, we do not record an asset or liability as we are not permitted to sell or repledge the associated collateral.

Note 4. Short-Term Debt

On July 15, 2010, we announced a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of September 30, 2010, we had $2.1 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.3% that matures at various dates through September 2011. The estimated fair value of the commercial paper approximates its carrying value. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring on June 30, 2013. Interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2010, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of September 30, 2010.

Note 5. Derivative Financial Instruments

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

At September 30, 2010, the effective portion of our cash flow hedges before tax effect was $73 million, of which $51 million is expected to be reclassified from AOCI to revenues within the next 12 months.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €1.6 billion (or approximately $2.2 billion) and €2.7 billion (or approximately $3.6 billion) at December 31, 2009 and September 30, 2010; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £809 million (or approximately $1.3 billion) and £1.5 billion (or approximately $2.2 billion) at December 31, 2009 and September 30, 2010; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$306 million (or approximately $268 million) and C$383 million (or approximately $356 million) at December 31, 2009 and September 30, 2010. These foreign exchange options have maturities of 36 months or less. We have not designated any other foreign exchange contracts as cash flow hedges.

Fair Value Hedges

        In November 2009, we began using forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income (expense), net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income (expense), net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $37 million and $694 million at December 31, 2009 and September 30, 2010.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income (expense), net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.4 billion and $3.6 billion at December 31, 2009 and September 30, 2010. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $115 million and $69 million at December 31, 2009 and September 30, 2010. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €618 million (or approximately $889 million) and €746 million (or approximately $1.0 billion) at December 31, 2009 and September 30, 2010. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €8 million (or approximately $11 million) at December 31, 2009.

At December 31, 2009 and September 30, 2010, the fair values of our outstanding derivative instruments are summarized below (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2009	As of September 30, 2010
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$104	$209
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	1	0
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	0	7

Total		$105	$216

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$0	$28
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	0	2

Total		$0	$30

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three and nine months ended September 30, 2009 and 2010 is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivative Before Tax Effect (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Foreign exchange option contracts	$20	$(194)	$(6)	$236

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2009	2010	2009	2010
		(unaudited)
Foreign exchange option contracts	Revenues	$39	$89	$317	$178

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2009	2010	2009	2010
		(unaudited)
Foreign exchange option contracts	Interest and other income (expense), net	$(67)	$(60)	$(260)	$(258)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income for the three and nine months ended September 30, 2010 is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives(2)
	Location	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
		(unaudited)
Foreign exchange forward contracts	Interest and other income (expense), net	$(58)	$(37)
Hedged item	Interest and other income (expense), net	55	34

Total		$(3)	$(3)

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were $3 million for both the three and nine months ended September 30, 2010.

The effect of derivative instruments not designated as hedging instruments on income for the three and nine months ended September 30, 2009 and 2010 is summarized below (in millions):

Derivatives not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2009	2010	2009	2010
		(unaudited)
Foreign exchange forward contracts	Interest and other income (expense), net	$(53)	$(230)	$(87)	$(34)

Note 6. Fair Value Measurements

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description	As of December 31, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$3,740	$0	$3,740	$0
Money market mutual funds	2,153	2,153	0	0
U.S. government agencies	2	0	2	0
Marketable securities:
Time deposit	1,250	0	1,250	0
Money market mutual funds	28	0	28	0
U.S. government agencies	3,703	0	3,703	0
U.S. government notes	2,492	2,492	0	0
Foreign government bonds	37	0	37	0
Municipal securities	2,130	0	2,130	0
Corporate debt securities	2,822	0	2,822	0
Agency residential mortgage-backed securities	1,578	0	1,578	0
Commercial mortgage-backed securities	48	0	48	0
Marketable equity security	199	199	0	0
Foreign currency derivative contracts	105	0	105	0
Auction rate securities	182	0	0	182

Total	$20,469	$4,844	$15,443	$182

Description		Fair value measurement at reporting date using
	As of September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$1,041	$0	$1,041		$0
Money market and other funds	5,635	3,649	1,986	(1)	0
U.S. government notes	500	500	0		0
Corporate debt securities	35	0	35		0
Marketable securities:
Time deposit	257	0	257		0
Money market mutual funds	3	0	3		0
U.S. government agencies	1,969	0	1,969		0
U.S. government notes	3,831	3,831	0		0
Foreign government bonds	1,288	0	1,288		0
Municipal securities	2,349	0	2,349		0
Corporate debt securities	6,403	0	6,403		0
Agency residential mortgage-backed securities	5,739	0	5,739		0
Commercial mortgage-backed securities	46	0	46		0
Marketable equity security	238	238	0		0
Foreign currency derivative contracts	216	0	216		0
Auction rate securities	156	0	0		156

Total	$29,706	$8,218	$21,332		$156

Liabilities
Foreign currency derivative contracts	$30	$0	$30		$0

Total	$30	$0	$30		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2009 (in millions):

Level 3
(unaudited)
Balance at June 30, 2009	$194
Change in unrealized loss included in other comprehensive income	3
Net settlements	0

Balance at September 30, 2009	$197

Level 3
(unaudited)
Balance at December 31, 2008	$197
Change in unrealized loss included in other comprehensive income	12
Net settlements	(12)

Balance at September 30, 2009	$197

The following table presents a reconciliation for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 (in millions):

Level 3
(unaudited)
Balance at June 30, 2010	$168
Change in unrealized loss included in other comprehensive income	(1)
Net settlements	(11)

Balance at September 30, 2010	$156

Level 3
(unaudited)
Balance at December 31, 2009	$182
Change in unrealized loss included in other comprehensive income	(1)
Net settlements	(25)

Balance at September 30, 2010	$156

Note 7. Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31, 2009	As of September 30, 2010
		(unaudited)
Information technology assets	$3,868	$4,263
Construction in progress	1,644	2,358
Land and buildings	1,907	1,995
Leasehold improvements	646	704
Furniture and fixtures	65	63

Total	8,130	9,383
Less accumulated depreciation and amortization	3,285	3,877

Property and equipment, net	$4,845	$5,506

Note 8. Acquisitions

In August 2010, we completed the acquisition of Slide, Inc. (Slide), a privately-held social technology company for a cash consideration of $179 million.

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

To offset the dilutive impact of issuing shares in connection with the AdMob and On2 acquisitions, we also repurchased and subsequently retired 1.6 million shares of our Class A common stock for $801 million pursuant to Rule 10b5-1 trading plans.

During the nine months ended September 30, 2010, we also completed 37 other acquisitions for a total cash consideration of approximately $626 million. These acquisitions were not material individually or in aggregate.

The following table summarizes the allocation of the purchase price for all the acquisitions (in millions, unaudited):

	On2	AdMob	Slide	Other	Total
Goodwill	$87	$573	$136	$389	$1,185
Patents and developed technology	27	20	10	182	239
Customer relationships	2	97	10	26	135
Tradenames and other	0	15	8	32	55
Net assets acquired (liabilities assumed)	(9)	12	(2)	10	11
Deferred tax assets (liabilities)	16	(36)	17	(13)	(16)

Total	$123	$681	$179	$626	$1,609

For all acquisitions completed during the nine months ended September 30, 2010, patents and developed technology have a weighted-average useful life of 4.1 years, customer relationships have a weighted-average useful life of 3.3 years and tradenames and other have a weighted-average useful life of 4.0 years. The amount of goodwill expected to be deductible for tax purposes is $35 million.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2010 are as follows (in millions, unaudited):

Balance as of December 31, 2009	$4,903
Goodwill acquired	1,185
Goodwill adjustment	11

Balance as of September 30, 2010	$6,099

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in millions):

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$566	$380	$186
Customer relationships	784	258	526
Tradenames and other	211	148	63

Total	$1,561	$786	$775

	As of September 30, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$825	$468	$357
Customer relationships	919	357	562
Tradenames and other	252	178	74

Total	$1,996	$1,003	$993

Amortization expense of acquisition-related intangible assets for the three and nine months ended September 30, 2009 was $63 million and $206 million and for the three and nine months ended September 30, 2010 was $86 million and $219 million. As of September 30, 2010, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in millions, unaudited):

Remainder of 2010	$88
2011	315
2012	256
2013	160
2014	114
2015	30
Thereafter	30

$993

Note 10. Interest and Other Income (Expense), Net

The components of interest and other income (expense), net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Interest income	$47	$172	$163	$403
Realized gains on marketable securities, net	19	62	69	130
Foreign currency exchange losses, net	(74)	(70)	(248)	(280)
Other	1	3	(3)	2

Interest and other income (expense), net	$(7)	$167	$(19)	$255

Note 11. Comprehensive Income

The changes in the components of other comprehensive income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Net income	$1,639	$2,167	$4,546	$5,962
Change in unrealized gains on marketable securities, net of taxes(1)	103	214	110	421
Change in cumulative translation adjustment	59	139	88	(29)
Change in unrealized gains on cash flow hedges, net of taxes(2)	(11)	(168)	(191)	34

Comprehensive income	$1,790	$2,352	$4,553	$6,388

(1)

Change in unrealized gains on marketable securities is recorded net of taxes of $6 million and $92 million for the three months ended September 30, 2009 and 2010, and $5 million and $124 million for the nine months ended September 30, 2009 and 2010.

(2)

Change in unrealized gains on cash flow hedges is recorded net of taxes of $8 million and $115 million for the three months ended September 30, 2009 and 2010, and $133 million and $24 million for the nine months ended September 30, 2009 and 2010.

The components of accumulated other comprehensive income are as follows (in millions):

	As of December 31, 2009	As of September 30, 2010
		(unaudited)
Unrealized net gains on available-for-sale investments, net of taxes	$13	$434
Foreign currency translation adjustment	83	54
Unrealized gains on cash flow hedges, net of taxes	9	43

Accumulated other comprehensive income	$105	$531

Note 12. Contingencies

Legal Matters

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. In addition, we have had trademark infringement and related claims filed against us for allowing advertisers to bid for keywords corresponding to their competitors’ trademarks. We are litigating, or have recently litigated, similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, Taiwan, and the United Kingdom.

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

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Android, Google Web Search, Google AdWords, Google AdSense, Google Talk, Google Chrome, and Google Voice, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each demand continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation rulings, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenues for us or otherwise harm our business.

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

Note 13. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Risk-free interest rate	2.8%	1.8%	2.6%	1.9%
Expected volatility	35%	35%	37%	35%
Expected life (in years)	5.8	5.7	5.8	5.3
Dividend yield	0	0	0	0
Weighted-average estimated fair value of options granted during the period	$168.23	$181.33	$160.05	$219.70

The following table summarizes the activities for our options for the nine months ended September 30, 2010:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2009	12,776,488	$298.73
Granted	1,456,145	$443.06
Exercised	(755,742)	$239.79
Canceled/forfeited	(397,740)	$358.13

Balance at September 30, 2010	13,079,151	$316.80	6.2	$2,739

Vested and exercisable as of September 30, 2010	7,202,585	$277.28	5.8	$1,794
Vested and exercisable as of September 30, 2010 and expected to vest thereafter (2)	12,467,988	$314.44	6.2	$2,640

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $525.79 of our Class A common stock on September 30, 2010.

(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and vested and exercisable stock options and warrants at September 30, 2010:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	642,802	4.2	$27.95	633,652	$27.34	551,071	$23.72
$117.84–$198.41	898,328	3.3	$178.15	898,315	$178.15	898,315	$178.15
$205.96–$298.91	984,624	3.7	$274.90	974,682	$274.76	974,682	$274.76
$300.97–$399.00	8,043,257	6.1	$309.62	4,294,312	$309.77	4,294,312	$309.77
$401.78–$499.07	1,111,709	8.3	$438.27	355,468	$437.26	355,468	$437.26
$500.03–$594.05	1,392,170	9.1	$512.01	126,560	$546.20	126,560	$546.20
$611.68–$699.35	6,181	6.7	$627.15	2,122	$649.88	2,122	$649.88
$710.84	80	7.2	$710.84	55	$710.84	55	$710.84

$0.30–$710.84	13,079,151	6.2	$316.80	7,285,166	$274.72	7,202,585	$277.28

The above tables include approximately 1.7 million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $302.07 and a weighted-average remaining life of 1.1 years.

The total grant date fair value of stock options vested during the three and nine months ended September 30, 2009 was $281 million and $423 million. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2010 was $348 million and $554 million. The aggregate intrinsic value of all options and warrants exercised during the three and nine months ended September 30, 2009 was $73 million and $284 million. The aggregate intrinsic value of all options and warrants exercised during the three and nine months ended September 30, 2010 was $71 million and $204 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the nine months ended September 30, 2010, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 616,724 at a total value of $139 million, or an average price of $224.90 per share, including an average premium of $22.32 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

As of September 30, 2010, there was $951 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) and restricted shares for the nine months ended September 30, 2010:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2009	4,626,487	$492.42
Granted	3,454,848	$505.76
Vested	(1,230,812)	$472.59
Forfeited	(206,485)	$484.76

Unvested at September 30, 2010	6,644,038	$503.13

Expected to vest after September 30, 2010 (1)	5,953,058	$503.13

(1)	RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of September 30, 2010, there was $2,767 million of unrecognized compensation cost related to employee unvested RSUs and restricted shares. This amount is expected to be recognized over a weighted-average period of 3.2 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 14. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits as of December 31, 2009 and September 30, 2010 were $1,188 million and $1,058 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $814 million and $863 million as of December 31, 2009 and September 30, 2010. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

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

Revenues by geography are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Revenues:
United States	$2,802	$3,517	$8,038	$10,001
United Kingdom	765	840	2,214	2,452
Rest of the world	2,378	2,929	6,725	8,428

Total revenues	$5,945	$7,286	$16,977	$20,881

	As of December 31, 2009	As of September 30, 2010
		(unaudited)
Long-lived assets:
United States	$9,432	$11,729
International	1,898	2,166

Total long-lived assets	$11,330	$13,895

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenue;

•	seasonal fluctuations in internet usage and traditional retail seasonality, which are likely to cause fluctuations in our quarterly results;

•	our plans to continue to invest in systems infrastructures, increase our hiring, adjust our compensation programs, and continue our current pace of acquisitions;

•	the decline in our revenue growth rate;

•

our expectation that growth in advertising revenues from our websites will continue to exceed that from our Google Network members’ websites, which will have a positive impact on our operating margins;

•	our expectation that we will continue to pay most of the Google AdSense fees we receive from advertisers to our Google Network members;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	our belief that our foreign exchange risk management program will not fully offset the exposure to fluctuations in foreign currency exchange rates;

•

our expectation that our cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses will increase in dollars and may increase as a percentage of revenues;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

•

Google Network Members and Other Content Providers. We provide the online and offline members of our Google Network with our Google AdSense programs. These include programs through which we distribute our advertisers’ AdWords ads for display on the websites of our Google Network members, as well as programs to deliver ads on television broadcasts. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with other content providers under which we distribute or license their video and other content, and we may display ads next to or as part of this content on the pages of our websites and our Google Network members’ websites. We share most of the fees these ads generate with these content providers and our Google Network members, thereby creating an important revenue stream for these partners.

How We Generate Revenue

Advertising revenues made up 97% of our revenues for the three and nine months ended September 30, 2009, 97% of our revenues for the three months ended September 30, 2010, and 96% of our revenues for the nine months ended September 30, 2010. We derive most of our additional revenues from offering display advertising management services to advertisers, ad agencies, and publishers, as well as licensing our enterprise products, search solutions, and web search technology.

Google AdWords is our automated online program that enables advertisers to place targeted text-based and display ads on our websites and our Google Network members’ websites. Display advertising typically includes static or animated images, as well as interactive audio or video media, such as the banner ads on the top or sides of many popular websites. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network members’ websites as specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on our websites or our Google Network members’ websites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged to advertisers each time their ads are displayed on our websites or our Google Network members’ websites. Our AdWords agreements are generally terminable at any time by our advertisers.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on the websites of our Google Network members, as well as programs to deliver ads on television. Our AdSense programs include AdSense for search and AdSense for content.

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

Google TV Ads enable advertisers, operators, and programmers to buy, schedule, deliver, and measure ads on television. We recognize as revenue the fees charged to advertisers each time an ad is displayed on television.

We also offer display advertising management services such as media planning, buying, implementation, and measurement tools for advertisers and agencies and forecasting and reporting tools for publishers. We recognize the related fees as other revenues in the period advertising impressions are delivered.

In January 2010, we launched, and in July 2010, we discontinued, our direct-to-consumer web store channel of distributing our Nexus One mobile phone. We had recognized fees derived from the sale of these phones as other revenues in the period in which they were delivered. We do not expect to recognize any additional revenue associated with the sale of these phones in the future.

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

•	The number and prominence of ads displayed on our websites and our Google Network members’ websites.

•	The number of visits to, and the content of, our Google Network members’ websites and certain of our websites and the relevance and quality of the ads we display next to this content.

•	The advertisers’ return on investment from advertising campaigns on our websites or our Google Network members’ websites compared to other forms of advertising.

•	The total advertising spending budgets of each advertiser.

•	The number of advertisers and the breadth of items advertised.

•	The amount we ultimately pay our Google Network members, distribution partners, and our content providers for traffic, access points, and content, compared to the amount of revenues we generate.

•	Our ability to increase searches on our websites and our Google Network members’ websites via new ad formats on devices other than personal computers, including mobile devices.

Trends in Our Business

Our business has grown rapidly since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors, including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels, and increasing maturity of the online advertising market in certain countries. In addition, while general economic conditions have recently improved, the robustness and pace of the global economic recovery remain uncertain, which could negatively affect our revenue growth rate. However, we plan to continue to invest aggressively in our core areas of strategic focus.

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

We continue to invest in systems infrastructures, increase our hiring, and adjust our compensation programs as required to manage our growth and develop and promote our products and services, and this may cause our operating margins to decrease. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. Our full-time employee headcount was 19,665 at September 30, 2009 and 23,331 at September 30, 2010. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network members’ websites.

As we expand our advertising programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in the third quarter of 2010, the general strengthening of the U.S. dollar relative to foreign currencies (primarily the Euro and the British pound) had an unfavorable impact on our revenues as compared to the third quarter of 2009. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currency exchange rates. However, this program will not fully offset the effect of fluctuations on our revenues and earnings.

Results of Operations

The following table presents our historical operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	37.4	35.0	37.9	35.8
Research and development	12.7	13.6	12.4	13.0
Sales and marketing	8.4	9.1	8.3	9.1
General and administrative	6.6	7.3	7.1	6.7

Total costs and expenses	65.1	65.0	65.7	64.6

Income from operations	34.9	35.0	34.3	35.4
Interest and other income (expense), net	(0.1)	2.2	(0.1)	1.3

Income before income taxes	34.8	37.2	34.2	36.7
Provision for income taxes	7.2	7.5	7.4	8.1

Net income	27.6%	29.7%	26.8%	28.6%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Advertising revenues:
Google websites	$3,956	$4,833	$11,301	$13,772
Google Network websites	1,801	2,199	5,123	6,297

Total advertising revenues	5,757	7,032	16,424	20,069
Other revenues	188	254	553	812

Revenues	$5,945	$7,286	$16,977	$20,881

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Advertising revenues:
Google websites	67%	67%	67%	66%
Google Network websites	30	30	30	30

Total advertising revenues	97	97	97	96
Google websites as % of advertising revenues	69	69	69	69
Google Network websites as % of advertising revenues	31	31	31	31
Other revenues	3%	3%	3%	4%

        The increase in our revenues from the three months ended September 30, 2009 to the three months ended September 30, 2010 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network members’ websites. The increase in our revenues from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network members’ websites and, to a lesser extent, an increase in other revenues primarily as a result of the launch of our mobile phone business in the first quarter of 2010. The increase in advertising revenue for Google websites and Google Network members’ websites from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 resulted primarily from an increase in the number of paid clicks through our advertising programs and, to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, and the continued global expansion of our products, and our advertiser and user base, as well as an increase in the number of Google Network members. The increase in the average cost-per-click paid by our advertisers was primarily driven by the increased spending from advertisers, partially offset by the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower, compared to more mature markets.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network members’ websites they visit. For instance, these improvements include enabling previously promoted high quality ads to be shown on subsequent pages, adding merchant ratings information to improve users’ ability to evaluate ads, providing end users with multiple ad site links for certain web search ad results, reducing the minimum cost-per-click which results in the display of more relevant ads, and changing the clickable area around our AdSense for content text-based ads to only the title and URL (uniform resource locator) to reduce the number of accidental clicks.

Aggregate paid clicks on Google websites and Google Network members’ websites increased approximately 16% from the three months ended September 30, 2009 to the three months ended September 30, 2010 and 16% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. Average cost-per-click on Google websites and Google Network members’ websites increased approximately 3% from the three months ended September 30, 2009 to the three months ended September 30, 2010 and 5% from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
United States	47%	48%	47%	48%
United Kingdom	13%	12%	13%	12%
Rest of the world	40%	40%	40%	40%

The decline in revenues from the United Kingdom as a percentage of consolidated revenues from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010 resulted primarily from a less robust economic recovery relative to the United States and rest of the world. The growth in revenues from the United States as a percentage of consolidated revenues from the three and nine months ended September 30, 2009 to the three months and nine months ended September 30, 2010 resulted largely from the recovery of certain key verticals such as retail, travel, finance, and insurance.

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro and the British pound) from the three months ended September 30, 2009 to the three months ended September 30, 2010 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been approximately $50 million, or 6%, higher, and our revenues from the rest of the world would have been approximately $119 million, or 4%, higher in the three months ended September 30, 2010. This is before consideration of hedging gains of $25 million and $14 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended September 30, 2009, and hedging gains of $11 million and $78 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended September 30, 2010.

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Australian dollar, the Brazilian real, and the Japanese yen) from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $16 million, or 1%, lower and our revenues from the rest of the world would have been approximately $81 million, or 1%, lower in the nine months ended September 30, 2010. This is before consideration of hedging gains of $174 million and $143 million recognized to revenues from the United Kingdom and the rest of the world in the nine months ended September 30, 2009 and hedging gains of $41 million and $137 million recognized to revenues from the United Kingdom and the rest of the world in the nine months ended September 30, 2010.

Although we expect to continue to make investments in international markets, they may not result in an increase in our international revenues as a percentage of total revenues in the remainder of 2010 or thereafter. See Note 15 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about geographic areas.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy and bandwidth costs, content acquisition costs, amortization of acquired intangible assets, and credit card and other transaction fees related to processing customer transactions. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements we display ads on the pages of our websites and our Google Network members’ websites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members.

The following table presents our cost of revenues, and cost of revenues as a percentage of revenues, and our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Cost of revenues	$2,226	$2,552	$6,436	$7,471
Cost of revenues as a percentage of revenues	37.4%	35.0%	37.9%	35.8%
Traffic acquisition costs related to AdSense arrangements	$1,331	$1,520	$3,795	$4,426
Traffic acquisition costs related to distribution arrangements	228	285	654	822

Traffic acquisition costs	$1,559	$1,805	$4,449	$5,248

Traffic acquisition costs as a percentage of advertising revenues	27.1%	25.7%	27.1%	26.1%

        Cost of revenues increased $326 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. The increase was primarily related to an increase in traffic acquisition costs of $189 million primarily resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $57 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to expiration of an AdSense arrangement under which we paid guaranteed minimum revenue share and more revenues realized from Google Network members to whom we paid less revenue share. In addition, there was an increase in content acquisition costs of $51 million primarily related to content displayed on YouTube.

Cost of revenues increased $1,035 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. The increase was primarily related to an increase in traffic acquisition costs of $631 million primarily resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $168 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to expiration of an AdSense arrangement under which we paid guaranteed minimum revenue share and more revenues realized from Google Network members to whom we paid less revenue share. In addition, there was an increase in mobile phone costs of $92 million and an increase in content acquisition costs of $90 million primarily related to content displayed on YouTube.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2010 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Research and development expenses	$758	$994	$2,107	$2,711
Research and development expenses as a percentage of revenues	12.7%	13.6%	12.4%	13.0%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $236 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. This increase was primarily due to an increase in labor related costs of $137 million primarily as a result of a 26% increase in research and development headcount, including headcount from acquisitions. In addition, there was an increase in stock-based compensation expense of $48 million and an increase in temporary services expense of $20 million.

Research and development expenses increased $604 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. This increase was primarily due to an increase in labor related costs of $368 million primarily as a result of a 26% increase in headcount, including headcount from acquisitions. In addition, there was an increase in stock-based compensation expense of $91 million, an increase in depreciation and related expense of $59 million, and an increase in temporary services expense of $45 million.

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2010 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Sales and marketing expenses	$498	$661	$1,401	$1,897
Sales and marketing expenses as a percentage of revenues	8.4%	9.1%	8.3%	9.1%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $163 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. This increase was primarily due to an increase in advertising and promotional expenses of $70 million. In addition, there was an increase in labor related costs of $55 million primarily due to a 14% increase in sales and marketing headcount.

Sales and marketing expenses increased $496 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. This increase was primarily due to an increase in advertising and promotional expenses of $230 million. In addition, there was an increase in labor related costs of $153 million primarily due to a 14% increase in sales and marketing headcount and higher commission expense.

We anticipate that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2010 and future periods as we expand our business on a worldwide basis.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
General and administrative expenses	$389	$532	$1,202	$1,403
General and administrative expenses as a percentage of revenues	6.6%	7.3%	7.1%	6.7%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities related to our facilities, finance, human resources, information technology, and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services.

General and administrative expenses increased $143 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. This increase was primarily due to an increase in charitable contributions of $53 million, an increase in professional services of $32 million, the majority of which related to legal costs and consulting services, as well as an increase in labor and facilities related costs of $18 million primarily due to a 9% increase in general and administrative headcount.

General and administrative expenses increased $201 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. This increase was primarily due to an increase in professional services of $121 million, the majority of which related to legal costs and consulting services. In addition, there was an increase in charitable contributions of $58 million.

As we expand our business and incur additional expenses, we believe general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2010 and future periods.

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Stock-based compensation	$318	$380	$888	$980
Stock-based compensation as a percentage of revenues	5.3%	5.2%	5.2%	4.7%

Stock-based compensation increased $62 million and $92 million from the three and nine months ended September 30, 2009 to the three and nine months ended September 30, 2010. These increases were primarily due to additional stock awards issued to existing and new employees.

We estimate stock-based compensation to be approximately $1.4 billion in 2010 and $3.3 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after September 30, 2010 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income (Expense), Net

Interest and other income (expense), net increased $174 million from the three months ended September 30, 2009 to the three months ended September 30, 2010. This increase was primarily driven by an increase in interest income of $125 million due to an increase in our cash and investment balances and higher yields, as well as an increase in net realized gains on sales of marketable securities of $43 million.

Interest and other income (expense), net increased $274 million from the nine months ended September 30, 2009 to the nine months ended September 30, 2010. This increase was primarily driven by an increase in interest income of $240 million due to an increase in our cash and investment balances and higher yields, as well as an increase in net realized gains on sales of marketable securities of $61 million, partially offset by an increase in net foreign exchange related costs of $32 million.

The costs of our foreign exchange hedging activities that we recognized to interest and other income (expense), net are primarily a function of the notional amount of the option and forward contracts and their related duration and the movement of the foreign exchange rates relative to the strike prices of the contracts, as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in the remainder of 2010 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(unaudited)
Provision for income taxes	$428	$547	$1,266	$1,692
Effective tax rate	20.7%	20.2%	21.8%	22.1%

Our provision for income taxes increased from the three months ended September 30, 2009 to the three months ended September 30, 2010, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from the three months ended September 30, 2009 to the three months ended September 30, 2010, primarily because we released certain tax reserves as a result of the settlement of our 2005 and 2006 tax audits in the three months ended September 30, 2010, which were more than the other discrete benefits we recognized in the three months ended September 30, 2009.

Our provision for income taxes increased from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate increased from the nine months ended September 30, 2009 to the nine months ended September 30, 2010, primarily because we expect more of our annual earnings in 2010 compared to 2009 to be realized in countries where we have higher statutory tax rates.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (dollars in millions):

	Nine Months Ended September 30,
	2009	2010
	(unaudited)
Net cash provided by operating activities	$6,585	$7,555
Net cash used in investing activities	(3,246)	(7,831)
Net cash provided by financing activities	75	1,298

At September 30, 2010, we had $33.4 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, including cash collateral received related to our securities lending program, mortgage-backed securities, and corporate securities. See Note 3 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the composition of our cash, cash equivalents, and marketable securities.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2009 and September 30, 2010, we had unused letters of credit for approximately $101 million and $63 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

On July 1, 2010, we signed a definitive agreement to acquire ITA Software, a privately-held flight information software company, for $700 million in cash, subject to adjustments. The completion of this transaction is subject to customary closing conditions. We expect this transaction to close in the first half of 2011.

On July 15, 2010, we announced a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of September 30, 2010, we had $2.1 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.3% that matures at various dates through September 2011. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring on June 30, 2013. Interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2010, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of September 30, 2010.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including amortization, depreciation, deferred income taxes, excess tax benefits from stock-based award activities, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in the nine months ended September 30, 2010 was $7,555 million and consisted of net income of $5,962 million, adjustments for non-cash items of $1,968 million and cash used in working capital and other activities of $375 million. Adjustments for non-cash items primarily consisted of $980 million of stock-based compensation expense, $787 million of depreciation and amortization expense on property and equipment, and $228 million of amortization of intangibles and other assets, partially offset by $43 million of excess tax benefits from stock-based award activities. In addition, the decrease in cash from changes in working capital activities primarily consisted of an increase of $456 million in accounts receivable due to the growth in fees billed to our advertisers, an increase of $355 million in prepaid revenue share, expenses and other assets, a net decrease of $295 million of income taxes payable and deferred income taxes, which includes the same $43 million of excess tax benefits from stock-based awards included under adjustments for non-cash items, partially offset by an increase in accrued expenses and other liabilities of $316 million, an increase in accounts payable of $314 million and, to a lesser extent, an increase in accrued revenue share of $69 million. The net decrease in income taxes payable and deferred income taxes was primarily attributed to the release of certain tax reserves as a result of the settlement of our tax audits for our 2005 and 2006 tax years.

Cash provided by operating activities in the nine months ended September 30, 2009 was $6,585 million and consisted of net income of $4,546 million, adjustments for non-cash items of $1,669 million and cash provided by working capital and other activities of $370 million. Adjustments for non-cash items primarily consisted of $943 million of depreciation and amortization expense on property and equipment, $888 million of stock-based compensation expense, and $216 million of amortization of intangibles and other assets, partially offset by $288 million of deferred income taxes and $64 million of excess tax benefits from stock-based award activities. In addition, the increase in cash from changes in working capital activities primarily consisted of a decrease of $313 million in prepaid revenue share, expenses and other assets, a net increase in income taxes payable and deferred income taxes of $97 million, which includes the same $64 million of excess tax benefits from stock-based awards included under adjustments for non-cash items, and an increase of $57 million in accrued revenue share primarily due to the increase in our revenues, partially offset by an increase of $127 million in accounts receivable due to the growth in fees billed to our advertisers. The increase in income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, partially offset by more estimated income taxes paid during the nine months ended September 30, 2009 for the year ended December 31, 2009.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in the nine months ended September 30, 2010 of $7,831 million was primarily attributable to net purchases of marketable securities of $7,220 million, capital expenditures of $1,473 million, and cash consideration used in acquisitions and other investments of $859 million. Also, in connection with our securities lending program, we received $2,861 million of cash collateral and invested $875 million in reverse repurchase agreements.

Cash used in investing activities in the nine months ended September 30, 2009 of $3,246 million was attributable to net purchases of marketable securities of $2,571 million and capital expenditures of $589 million.

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

Cash provided by financing activities in the nine months ended September 30, 2010 of $1,298 million was primarily driven by $2,121 million of short term-debt issued under our commercial paper program. This was partially offset by $801 million in stock repurchases pursuant to Rule 10b5-1 trading plans in connection with our acquisitions of AdMob, Inc. and On2 Technologies, Inc.

Cash provided by financing activities in the nine months ended September 30, 2009 of $75 million was primarily due to excess tax benefits of $64 million from stock-based award activities during the period which represented a portion of the $164 million reduction to income taxes payable that we recorded in the nine months ended September 30, 2009 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards, as well as net proceeds related to stock-based award activities of $11 million.

Contractual Obligations

We recorded long-term taxes payable of $180 million in the nine months ended September 30, 2010 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Critical Accounting Policies and Estimates

We prepare our Consolidated Financial Statements in accordance with GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In addition, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. Our effective tax rates were 20.7% and 21.8% for the three and nine months ended September 30, 2009 and 20.2% and 22.1% for the three and nine months ended September 30, 2010. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, accounting principles, or interpretations thereof. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option-pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and option life. If any of the assumptions used in the BSM model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Available Information

Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. The following filings are available through our investor relations website after we file them with the Securities and Exchange Commission (SEC): Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders for the last two years. Our Annual Reports, Quarterly Reports, and Proxy Statements for the last two years are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. The contents of these websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to these websites are intended to be inactive textual references only.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to foreign currency risk. We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged revenues are recorded or as interest and other income (expense), net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated or related to an ineffective portion of a hedge is recognized as interest and other income (expense), net, immediately.

At December 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.6 billion (or approximately $2.2 billion) and $59 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £809 million (or approximately $1.3 billion) and $39 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$306 million (or approximately $268 million) and $6 million. At September 30, 2010, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.7 billion (or approximately $3.6 billion) and $142 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.5 billion (or approximately $2.2 billion) and $59 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$383 million (or approximately $356 million) and $8 million. These foreign exchange options have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $68 million lower at September 30, 2010, and the total amount of expense recorded as interest and other income (expense), net, would have been approximately $114 million higher in the three months ended September 30, 2010. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $1.0 billion higher at September 30, 2010, and the total amount of expense recorded as interest and other income (expense), net, would have been approximately $122 million higher in the three months ended September 30, 2010.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.4 billion and $3.6 billion at December 31, 2009 and September 30, 2010. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $115 million and $69 million at December 31, 2009 and September 30, 2010. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €618 million (or approximately $889 million) and €746 million (or approximately $1.0 billion) at December 31, 2009 and September 30, 2010. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €8 million (or approximately $11 million) at December 31, 2009.

        We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $102 million and $51 million at December 31, 2009 and September 30, 2010. The adverse impact at December 31, 2009 and September 30, 2010 is after consideration of the offsetting effect of approximately $594 million and $876 million from forward exchange contracts in place for the months of December 2009 and September 2010. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, mortgage-backed securities, and corporate debt securities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future. We considered the historical volatility of short term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $291 million and $891 million at December 31, 2009 and September 30, 2010.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

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

From time to time, we are involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, government investigations, labor and employment claims, breach of contract claims, tax, and other matters. Although claims, suits, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period. See the risk factors “Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand” and “We are, and may in the future be, subject to intellectual property or other third party claims, which are costly to defend, could result in significant damage awards, and could limit our ability to use certain technologies in the future” in the “Risks Related to Our Business and Industry” section of Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock.

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

We generated 97% of our revenues in 2009 and 96% of our revenues in the nine months ended September 30, 2010 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

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

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been threatened and filed under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for hosting, or for listing or linking to, third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences.

Acquisitions are an important element of our overall corporate strategy and use of capital, and we expect our current pace of acquisitions to continue. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

International revenues accounted for approximately 53% of our total revenues in 2009 and approximately 52% in the nine months ended September 30, 2010. More than half of our user traffic came from outside the U.S. in the nine months ended September 30, 2010. We have limited experience with operations outside the U.S. and our ability to manage our business and conduct our operations internationally requires considerable management attention and resources and is subject to a number of risks, including the following:

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

From time to time, concerns have been expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result and has resulted in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.

In addition, as nearly all of our products and services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web based products and services we offer, as well as increase the number of countries where we operate.

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

We believe our revenue growth rate will generally decline as a result of a number of factors, including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels, and the increasing maturity of the online advertising market. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Toolbar. The margin on revenues we generate from our Google Network members is significantly less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this Item 1A and the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and satisfy existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on our websites and our Google Network members’ websites.

•	Our ability to attract advertisers to our AdWords program.

•	Our ability to attract websites to our AdSense program.

•	The mix in our revenues between those generated on our websites and those generated through our Google Network.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses, and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources, such as YouTube and Google Checkout.

Because our business is changing and evolving, our historical operating results may not be useful to you in predicting our future operating results. In addition, advertising spending has historically been cyclical in nature, reflecting overall economic conditions, as well as budgeting and buying patterns. Also, user traffic tends to be seasonal. Our rapid growth has tended to mask the cyclicality and seasonality of our business. As our growth rate has slowed, the cyclicality and seasonality in our business has become more pronounced and caused our operating results to fluctuate.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products and services. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective. Any significant impairment of our intellectual property rights could harm our business or our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Changes in patent law, foreign or domestic, may impact our ability to obtain patent protection. Moreover, because of our long-term interests in open source, we may not have adequate patent protection for certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

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

Companies have filed trademark infringement and related claims against us over the display of ads in response to user queries that include trademark terms. The outcomes of these lawsuits have differed from jurisdiction to jurisdiction. In addition, we have had trademark infringement and related claims filed against us for allowing advertisers to bid for keywords corresponding to their competitors’ trademarks. We are litigating, or have recently litigated, similar issues in other cases, in the U.S., Australia, Austria, Brazil, Chile, China, France, Germany, Israel, Italy, Taiwan, and the United Kingdom.

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

We have also had patent lawsuits filed against us alleging that certain of our products and services, including Android, Google Web Search, Google AdWords, Google AdSense, Google Talk, Google Chrome, and Google Voice, infringe patents held by others. In addition, the number of demands for license fees and the dollar amounts associated with each demand continue to increase. Adverse results in these lawsuits, or our decision to license patents based upon these demands, may result in substantial costs and, in the case of adverse litigation rulings, could prevent us from offering certain features, functionalities, products, or services, which could result in a loss of revenues for us or otherwise harm our business.

More individuals are using devices other than personal computers to access the internet. If users of these devices do not widely adopt versions of our web search technology, products, or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile telephones, smart phones, handheld computers, video game consoles, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with some alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. We have limited experience to date in operating versions of our products and services developed or optimized for users of alternative devices, such as Google Mobile and Android, or in designing and selling alternative devices. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

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

We provide advertising, web search, and other services to our Google Network members, which accounted for 30% of our revenues in 2009 and in the nine months ended September 30, 2010. Some of the participants in this network may compete with us in one or more areas. They may decide in the future to terminate their agreements with us. If our Google Network members decide to use a competitor’s or their own web search or advertising services, our revenues would decline. Our agreements with a few of the largest Google Network members account for a significant portion of revenues derived from our AdSense program. If our relationship with one or more large Google Network members were terminated or renegotiated on terms less favorable to us, our business could be adversely affected.

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

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, our CEO, Eric Schmidt, and our founders, Larry Page and Sergey Brin, are critical to the overall management of Google, as well as the development of our technology, our culture, and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

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

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, and mobile communications companies. Some of these providers have stated that they may take measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. While interference with access to our popular products and services seems unlikely, such carrier interference could result in a loss of existing users and advertisers and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth.

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

The trading price of our Class A common stock has been volatile since our initial public offering and will likely continue to be volatile. For example, in 2009, the price of our Class A common stock ranged from $282.75 per share to $625.99 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).

•	Short sales, hedging, and other derivative transactions on shares of our Class A common stock (including derivative transactions under our TSO program).

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2010, our founders, executive officers, and directors (and their affiliates) together owned shares of Class A common stock, Class B common stock, and other equity interests representing approximately 70% of the voting power of our outstanding capital stock. In particular, as of September 30, 2010, our two founders and our CEO, Larry, Sergey, and Eric, owned approximately 91% of our outstanding Class B common stock, representing approximately 68% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended September 30, 2010:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period(1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in millions)	(in millions)
July 1-31	123,800	$25	$3	$304.98	$202.40	$26.22
August 1-31	166,575	$33	$4	$312.68	$197.52	$24.47
September 1-30	0	$0	$0	$0	$0	$0

Total (except weighted-average per share amounts)	290,375	$58	$7	$309.39	$199.60	$25.21

(1)	The TSO program is generally active during regular trading hours for the Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Eric Schmidt, Sergey Brin, and Larry Page) in our TSO program. The following table provides information with respect to sales by our executive officers of TSOs during the three months ended September 30, 2010:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)	(in thousands)
Patrick Pichette	7,046	$1,344	$102

Total	7,046	$1,344	$102

ITEM 6.	EXHIBITS

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.

Date: October 29, 2010	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number	Description

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.