Form 10-K
period 2010-12-31
Google Inc.
filed 2011-02-11
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

(650) 253-0000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	Nasdaq Stock Market LLC (Nasdaq Global Select Market)

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒

At June 30, 2010, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2010) was $96,501,176,477.75.

At January 31, 2011, there were 250,869,074 shares of the registrant’s Class A common stock outstanding and 70,653,031 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2011 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2010.

Google Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2010

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenue;

•	seasonal fluctuations in internet usage and traditional retail seasonality, which are likely to cause fluctuations in our quarterly results;

•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring, provide competitive compensation programs, and continue our current pace of acquisitions;

•	the decline in our revenue growth rate;

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

•	the fact that traffic acquisition costs will fluctuate in the future;

•	the timing for the consummation of our acquisition of ITA Software, Inc.;

•	continued investments in international markets;

•	our future stock-based compensation expenses;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements; and

•	fluctuations in our capital expenditures;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

As used herein, “Google,” “we,” “our,” and similar terms include Google Inc. and its subsidiaries, unless the context indicates otherwise.

“Google” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I

ITEM 1.	BUSINESS

Overview

Google is a global technology leader focused on improving the ways people connect with information. We aspire to build products that improve the lives of billions of people globally. Our mission is to organize the world’s information and make it universally accessible and useful. Our innovations in web search and advertising have made our website a top internet property and our brand one of the most recognized in the world.

We generate revenue primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program to promote their products and services with targeted advertising. In addition, the third parties that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenue and enhance the user experience.

We were incorporated in California in September 1998 and reincorporated in Delaware in August 2003. Our headquarters are located at 1600 Amphitheatre Parkway, Mountain View, California 94043, and our telephone number is (650) 253-0000. We completed our initial public offering in August 2004 and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “GOOG.”

Corporate Highlights

Effective April 4, 2011, Larry Page, our Co-Founder and President, Products, will become our Chief Executive Officer, Eric E. Schmidt, our current Chief Executive Officer, will continue as the chairman of our board of directors and will serve as our Executive Chairman, and Sergey Brin, our Co-Founder and President, Technology, will continue as Co-Founder.

In 2010, we continued to reap the rewards of the growth of the digital economy. The shift of consumers and advertisers from offline to online continued unabated, which fueled good growth in our core business of search advertising. We continued to invest heavily, and rapidly innovate in our search technologies to expand the comprehensiveness of our index, the relevance of our results, and the speed with which we deliver search results. Some recent notable enhancements to search include Google Instant, Instant Previews, and Place Search. We believe that search will only become more intelligent, personal, and interactive, delivering the information most relevant to users, in their language, and relevant to their location and interests.

In addition, in the past year we have also invested aggressively in our newer businesses—namely display, mobile, and enterprise—to lay the groundwork for future growth. We have also made strategic investments in critical product areas, like Android, Chrome, and Chrome OS—following our core philosophy of building open platforms with optionality, and creating infrastructure that allows everyone on the web to succeed. We also believe that an active acquisition program is an important element of our business strategy. During 2010, we invested $1.8 billion to acquire companies, products, services, and technologies.

Our business is primarily focused around the following key areas: search, advertising, operating systems and platforms, and enterprise.

Search

We maintain a vast index of websites and other online content, and make it available through our search engine to anyone with an internet connection. Our search technologies sort through an ever-growing amount of information to deliver relevant and useful search results in response to user queries. We integrate innovative features into our search service and offer specialized search services to help users tailor their search. In addition, we are constantly improving and adding to our products and services, to provide users with more relevant results so that users find what they are looking for faster.

Advertising

Google Search. The goal of AdWords, our primary auction-based advertising program, is to deliver ads that are so useful and relevant to search queries or web content that they are a form of information in their own right. With AdWords, advertisers create simple text-based ads that then appear beside related search results or web content on our websites and on thousands of partner websites in our Google Network, which is the network of third parties that use our advertising programs to deliver relevant ads with their search results and content. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network members’ websites as specified by the advertiser.

Our AdSense program enables websites that are part of the Google Network to deliver ads from our AdWords advertisers that are relevant to the search results or content on their websites. We share the majority of the revenues generated from these ads with the Google Network members that display the ads. The AdSense program enables advertisers to extend the reach of their ad campaigns, improves our partners’ ability to generate revenue from their content, and delivers relevant ads for their users.

Google Display. Display advertising comprises the videos, text, images, and other interactive ads that run across the web on computers and mobile devices, including smart phones and handheld computers such as netbooks and tablets. The Google Display Network provides advertisers services related to the delivery of display advertising across publishers participating in our AdSense program, publishers participating in the DoubleClick Ad Exchange, and Google-owned sites such as YouTube and Google Finance.

Through our DoubleClick advertising technology, we provide to publishers, agencies, and advertisers the ad serving technology, which is the infrastructure that enables billions of ads to be served each day across the web. Our DoubleClick Ad Exchange creates a real-time auction marketplace for the trading of display ad space. We aim to simplify display advertising so it is easier for advertisers and publishers to manage campaigns across different formats, on different websites, and for different devices.

In addition, YouTube provides a range of video, interactive, and other ad formats for advertisers to reach their intended audience. YouTube’s video advertising solutions give advertisers a way to promote their content to the YouTube community, as well as to associate with content being watched by their target audience. YouTube also offers analytic tools to help advertisers understand their audience and derive general business intelligence. In the past year, YouTube has experienced strong growth in mobile viewers and has established key partnerships with content companies to help monetize mobile video.

Google Mobile. Mobile advertising is still in relative infancy, though the mobile device is quickly becoming the world’s newest gateway to information. Google is focused on developing easy to use ad products to help advertisers extend their reach, help create revenue opportunities for our publisher partners, and deliver relevant and useful ads to users on the go.

Google Mobile extends our products and services by providing mobile-specific features to mobile device users. Our mobile-specific search technologies include search by voice, search by sight, and search by location. Google Mobile also optimizes a large number of Google’s applications for mobile devices in both browser and downloadable form. In addition, we offer advertisers the ability to run search ad campaigns on mobile devices with popular mobile-specific ad formats, such as click-to-call ads in which advertisers can include a phone number within ad text. In 2010, we acquired AdMob, Inc. (AdMob), which offers effective ad units and solutions for application developers and advertisers. We continue to invest in improving users’ access to Google services through their mobile devices.

Google Local. Consumers are changing the way they look for local information on the web, and Google is committed to providing users relevant local information. Our products and services also help local business owners manage their presence on the web and grow their services. We are organizing information around real-world places, and any business can use Google Places to add a new listing or edit an existing one. These listings appear for free when potential customers search for products, services, and businesses on www.google.com or Google Maps. Claiming a business listing ensures that people can quickly and easily receive the most accurate and current information about a business, such as location, phone number, and hours of operation. Business owners can also edit and check their information at any time to find out how many people have seen or clicked on their free listing. Because the ability to target advertising to a specific region is a key part of building a local business, in addition to local targeting through AdWords, we offer Google Tags, a simple flat-fee advertising program for business owners to highlight their listings with details on their key differentiators. Thousands of business owners are using tag types such as coupons, custom messages, photos, and videos to make their listings stand out. In addition, by using Google Boost, a quick and easy way to participate in the ads auction, small businesses can let Google manage their advertising campaigns on the web.

Operating Systems and Platforms

Android. Working closely with the Open Handset Alliance, a business alliance of more than 75 technology and mobile companies, we developed Android, a free, fully open source mobile software platform that any developer can use to create applications for mobile devices and any handset manufacturer can install on a device. We believe Android will drive greater innovation and choice in the mobile device ecosystem, and provide consumers with a more powerful mobile experience.

Google Chrome OS and Google Chrome. Google Chrome OS is an open source operating system with the Google Chrome web browser as its foundation. Both the Google Chrome OS and the Google Chrome browser are built around the core tenets of speed, simplicity, and security. Designed for people who spend most of their time on the web, the Google Chrome OS is a new approach to operating systems. We are working with several original equipment manufacturers to bring computers running Google Chrome OS to users and businesses. The Chrome browser runs on Windows, Mac, and Linux computers.

Google TV. Google TV is a platform that gives consumers the power to experience television and the internet on a single screen, with the ability to search and find the content they want to watch. The Google TV platform is based on the Android operating system and runs the Google Chrome browser.

Google Books. The Google Books platform (including reading applications, an electronic bookstore (eBookstore), book search, and personal library management) is designed to help people discover, search, and consume content from printed books online. Through the Google eBookstore, we make available for sale popular books in electronic book format to complement our large collection of free public domain books.

Enterprise

Google’s enterprise products provide familiar, easy-to-use Google technology for business settings. Through Google Apps, which includes Gmail, Google Docs, Google Calendar, and Google Sites, among other features, we provide hosted, web-based applications that people can use on any device with a browser and an internet connection. In addition, we provide our search technology for use within enterprises through the Google Search Appliance (real-time search of business applications, intranet applications, and public websites), on their public-facing sites with Google Site Search (custom search engine), and Google Commerce Search (for online retail enterprises). We also offer Google Checkout, a service for our users, merchants, and advertisers to make online shopping and payments more streamlined and secure. We also provide versions of our Google Maps Application Programming Interface (API) for businesses (including fully interactive Google Maps for public and internal websites), as well as Google Earth Enterprise (a behind-the-company-firewall software solution for imagery and data visualization). Our enterprise solutions have been adopted by a variety of businesses, governments, schools, and non-profit organizations. Google Apps is the first cloud computing suite of message and collaboration tools to receive U.S. government security certification.

Research

We continue to develop new products and services and to enhance our existing ones through research and product development and the licensing and acquisition of third-party businesses and technology. Our product development philosophy is to launch innovative products early and often, and then iterate rapidly to make those products even better. We often post early stage products on Google Labs, at test locations online, or directly on Google.com. We then use data and user feedback to decide if and how to invest further in those products.

Our research and development expenses were $2.8 billion, $2.8 billion, and $3.8 billion in 2008, 2009, and 2010, respectively, which included stock-based compensation expense of $732 million, $725 million, and $861 million, respectively. We expect to continue to invest in building the employee and systems infrastructures needed to support the development of new products and services and to improve existing ones.

Intellectual Property

We rely on a combination of intellectual property laws, as well as confidentiality procedures and contractual provisions, to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names, and copyrights. Additionally, we have filed U.S. and international patent applications covering certain of our proprietary technology. Over time, we have assembled a portfolio of patents, trademarks, service marks, copyrights, domain names, and trade secrets covering our products and services. Our proprietary technology is not dependent on any single patent or copyright or groups of related patents or copyrights. We believe the duration of our patents is adequate relative to the expected lives of our products. Although we rigorously protect our proprietary technology, any significant impairment of, or third-party claim against, our intellectual property rights could harm our business or our ability to compete.

Sales and Support

We continue to develop and grow our sales and support infrastructure. We have over 85 offices in over 40 countries, the large majority of which include sales people. Our global sales and support infrastructure has specialized teams across vertical markets. We bring businesses into our advertising network through direct, remote, and online sales channels, using technology and automation wherever possible to improve our customers' experience and to grow our business cost-effectively. Our direct advertising and sales teams focus on building relationships with the largest advertisers and leading internet companies. In 2010, we invested in building a multi-product sales force, with teams selling campaigns that include search, display (including DoubleClick and YouTube), and mobile advertising.

We provide customer service to our advertiser base through our global support organization. Our global support organization concentrates on helping our advertisers and Google Network members get the most out of their relationship with us.

No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2008, 2009, or 2010.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Marketing

Google’s global brand is well known. We believe that building a trusted, highly-recognized brand begins with providing high-quality products and services that make a notable difference in people’s lives. Marketing is responsible for generating advertiser revenue through marketing campaigns to small businesses, as well as providing thought leadership to chief marketing officers through industry insight, research, and analysis. Our marketing, promotional, and public relations activities are designed to promote Google’s brand image and differentiate it from competitors.

Competition

Our business is characterized by rapid change and converging, as well as new and disruptive, technologies. We face formidable competition in every aspect of our business, particularly from companies that seek to connect people with information on the web and provide them with relevant advertising. We face competition from:

•	General purpose search engines, such as Yahoo and Microsoft’s Bing.

•

Vertical search engines and e-commerce websites, such as Kayak (travel queries), Monster.com (job queries), WebMD (for health queries), and Amazon.com and eBay (e-commerce). Some users will navigate directly to such websites rather than go through Google.

•	Social networks, such as Facebook and Twitter. Some users are relying more on social networks for product or service referrals, rather than seeking information through general purpose search engines.

•

Other forms of advertising, such as television, radio, newspapers, magazines, billboards, and yellow pages, for ad dollars. Our advertisers typically advertise in multiple media, both online and offline.

•

Commercial software companies, such as Microsoft and Apple, and mobile applications. Users are increasingly accessing e-commerce and other sites through stand-alone mobile applications embedded in the operating system of the device, instead of through search engines.

•

Providers of online products and services. A number of our online products and services, including Gmail, YouTube, and Google Docs, compete directly with new and established companies, which offer communication, information, and entertainment services integrated into their products or media properties.

We compete to attract and retain users, for whom other products and services are literally one click away, primarily on the basis of the relevance and usefulness of our search results and the features, availability, and ease of use of our products and services.

We also compete to attract and retain content providers (Google Network members, as well as other content providers for whom we distribute or license content), primarily based on the size and quality of our advertiser base, our ability to help these partners generate revenues from advertising, and the terms of our agreements with them.

Government Regulation

We are subject to a number of domestic and foreign laws and regulations. New laws or new interpretations of existing laws will also impact our business. The costs of compliance with these laws may increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities.

Culture and Employees

We take great pride in our culture. We embrace collaboration and creativity, and encourage the iteration of ideas to address complex technical challenges. Transparency and open dialog are central to us, and we like to ensure that company news reaches our employees first through internal channels.

Despite our rapid growth, we still cherish our roots as a startup and give employees the freedom to act on their ideas regardless of role or function within the company. We strive to hire the best employees, with backgrounds and perspectives as diverse as our global users. We provide an environment where these talented people can have fulfilling careers working on some of the biggest challenges in technology, and have a huge, positive impact on the world.

At December 31, 2010, we had 24,400 full-time employees, consisting of 9,508 in research and development, 8,778 in sales and marketing, 3,346 in general and administrative, and 2,768 in operations. All of Google’s employees are also equityholders, with significant collective employee ownership. Although we have workers’ councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff.

Global Operations and Geographic Data

We provide our products and services in more than 100 languages and in more than 50 countries, regions, and territories. On www.google.com or one of our other Google domains, users can find information in many different languages and in many different formats. The United States accounted for approximately 48% of our revenues in 2010. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on Form 10-K. See Note 16 of Notes to Consolidated Financial Statements under Item 8.

Seasonality

Our business is affected by both seasonal fluctuations in internet usage and traditional retail seasonality. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

Available Information

Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders, for the last three years. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Annual Report on Form 10-K is located at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock.

Risks Related to Our Business and Industry

We face intense competition.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources against us in a variety of competitive ways, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could suffer.

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising, and web-based products and services. As a result, we must continue to invest significant resources in research and development in order to enhance our web search technology and our existing products and services, and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and Google Network members, are not appropriately timed with market opportunities, or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive.

Our ongoing investment in new business strategies and new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.

We have invested, and in the future may invest, in new business strategies, and new products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not materially adversely affect our reputation, financial condition, and operating results.

We generate our revenues almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 96% of our revenues in 2010 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively harm our revenues and business.

We expect our revenue growth rate to decline and anticipate downward pressure on our operating margin in the future.

We believe our revenue growth rate will generally decline as a result of a number of factors, including increasing competition, the inevitable decline in growth rates as our revenues increase to higher levels, and the increasing maturity of the online advertising market. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network members’ websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. The margin on revenues we generate from our Google Network members is significantly less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network members.

We are subject to increased regulatory scrutiny that may negatively impact our business.

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues and may subject us to increased regulatory scrutiny, particularly in the U.S. and Europe. Legislators and regulators, including those currently conducting investigations in the U.S. and Europe, may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, or change our business practices. These changes or increased costs could negatively impact our business.

We are involved in legal proceedings that may result in adverse outcomes.

From time to time, we are involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, competition and antitrust matters, privacy matters, tax matters, labor and employment claims, commercial claims, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial fines and penalties, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, Google Network members, and other partners.

The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers, Google Network members, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. Our brand may be negatively impacted by a number of factors, including data privacy and security issues, service outages, and product malfunctions. If we fail to maintain and enhance the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results, and financial condition will be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and continue to provide high-quality products and services, which we may not do successfully.

Acquisitions and investments could result in operating difficulties, dilution, and other harmful consequences that may adversely impact our business and results of operations.

Acquisitions are an important element of our overall corporate strategy and use of capital, and we expect our current pace of acquisitions to continue. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

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

From time to time, concerns have been expressed about whether our products and services compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result, and has resulted, in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.

In addition, as nearly all of our products and services are web based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We may also need to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer, and operate in more countries.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

We are, and may in the future be, subject to intellectual property or other claims, which are costly to defend, could result in significant damage awards, and could limit our ability to use certain technologies in the future.

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

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google WebSearch, Google AdWords, Google AdSense, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also result in a change in our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

In addition, many of our agreements with our customers and partners require us to indemnify them for certain intellectual property infringement claims against them, which would increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Furthermore, such customers and partners may discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business.

Regardless of the merits of the claims, intellectual property claims are often time-consuming, expensive to litigate or settle, and cause significant diversion of management attention. To the extent such intellectual property infringement claims are successful, they may have an adverse effect on our business, consolidated financial position, results of operations, and cash flow.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products, services, and brand.

Our patents, trademarks, trade secrets, copyrights, and other intellectual property rights are important assets for us. Various events outside of our control pose a threat to our intellectual property rights, as well as to our products, services and technologies. For example, effective intellectual property protection may not be available in every country in which our products and services are distributed or made available through the internet. Also, the efforts we have taken to protect our proprietary rights may not be sufficient or effective.

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

Any significant impairment of our intellectual property rights could harm our business and our ability to compete. Also, protecting our intellectual property rights is costly and time consuming. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and harm our operating results.

Our operating results may fluctuate, which makes our results difficult to predict and could cause our results to fall short of expectations.

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section and the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and satisfy existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on our websites and our Google Network members’ websites.

•	Our ability to attract advertisers to our AdWords program, and our ability to attract websites to our AdSense program.

•	The mix in our revenues between those generated on our websites and those generated through our Google Network.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects, including new business strategies and new products, services, and technologies.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources, such as Google Checkout.

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

The number of people who access the internet through devices other than personal computers, including mobile phones, smart phones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with some alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. We have limited experience to date in operating versions of our products and services developed or optimized for users of alternative devices, such as Google Mobile and Android, or in designing alternative devices. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

Web spam and content farms could decrease our search quality, which could damage our reputation and deter our current and potential users from using our products and services.

“Web spam” refers to websites that attempt to violate a search engine’s quality guidelines or that otherwise seek to rank higher in search results than a search engine’s assessment of their relevance and utility would rank them. Although English-language web spam in our search results is less than half of what it was five years ago, and web spam in most other languages is even lower than in English, we have nonetheless seen an increase in web spam in recent months. As part of our efforts to combat web spam, we recently launched new indexing technology that makes it harder for spam-like, less useful web content to rank highly. We have also improved our ability to detect hacked websites, which were a major source of web spam in 2010. We face new challenges from low-quality and irrelevant content websites, including “content farms,” which are websites that generate large quantities of low-quality content to help them improve their search rankings. In 2010, we launched two algorithmic changes focused on low-quality websites. If web spam and content farms continue to increase on Google, this could hurt our reputation for delivering relevant information or reduce user traffic to our websites. In addition, as we continue to take actions to improve our search quality and reduce low-quality content, this may in the short run reduce our AdSense revenues, since some of these websites are AdSense partners.

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

We have experienced rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational, and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heighten these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and compliance procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our financial position.

Our international operations expose us to additional risks which could harm our business, operating results, and financial condition.

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 52% of our total revenues in 2010, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

•	Changes in local political, economic, social, and labor conditions, which may adversely harm our business.

•	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•	Import and export requirements that may prevent us from offering products or providing services to a particular market and may increase our operating costs.

•	Currency exchange rate fluctuations and our ability to manage these fluctuations through our foreign exchange risk management program.

•	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent.

•

Different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Furthermore, since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income. Additionally, hedging programs are inherently risky and could expose us to additional risks that could adversely affect our financial condition and results of operations.

If we were to lose the services of Larry, Sergey, Eric, or other members of our senior management team, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, Larry Page, Sergey Brin, and Eric E. Schmidt are critical to the overall management of Google, as well as the development of our technology, our culture, and our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of any of our management or key personnel could seriously harm our business.

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

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take, measures that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Such interference could result in a loss of existing users and advertisers, and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth.

New technologies could block our ads, which would harm our business.

Technologies have been developed that can block the display of our ads and that provide tools to users to opt out of our advertising products. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages for our users. As a result, such technologies and tools could adversely affect our operating results.

We are exposed to fluctuations in the market values of our investment portfolio.

Although we have not recognized any significant losses to date on our cash, cash equivalents, and marketable securities, any significant future declines in the market values of our marketable securities could materially adversely affect our financial condition and operating results. Given the global nature of our business, we have investments both domestically and internationally. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our cash, cash equivalents, and marketable securities could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, and accounting principles. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Risks Related to Ownership of Our Common Stock

The trading price for our Class A common stock may continue to be volatile.

The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, in 2010, the price of our Class A common stock ranged from $433.63 per share to $630.85 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).

•	Short sales, hedging, and other derivative transactions on shares of our Class A common stock (including derivative transactions under our transferable stock option program).

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may harm the market price of our Class A common stock, regardless of our actual operating performance. In the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class-action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs, and a diversion of our management’s attention and resources.

The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of January 31, 2011, Larry, Sergey, and Eric owned approximately 91% of our outstanding Class B common stock, representing approximately 67% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, Larry, Sergey, and Eric have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change of control transaction that other stockholders may view as beneficial.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We own buildings and land near our headquarters in Mountain View, California, where we own approximately 2.6 million square feet of office space in buildings and approximately seven acres of developable land to accommodate anticipated future growth. We also own a 2.9 million square feet office building in New York, New York.

In addition, we lease approximately 1.7 million square feet of office space and approximately 56 acres of undeveloped land for our headquarters in Mountain View, California. We also lease additional research and development, and sales and support offices in the United States in Ann Arbor, Michigan; Atlanta, Georgia; Austin, Texas; Birmingham, Michigan; Boulder, Colorado; Cambridge, Massachusetts; Chapel Hill, North Carolina; Chicago, Illinois; Clifton Park, New York; Irvine, California; Kirkland, Washington; Lexington, Massachusetts; Madison, Wisconsin; New York, New York; Palo Alto, California; Philadelphia, Pennsylvania; Pittsburgh, Pennsylvania; Portland, Oregon; Reston, Virginia; San Bruno, California; San Francisco, California; Santa Monica, California; Seattle, Washington; Thornton, Colorado; White River Junction, Vermont; and Washington, D.C.

We maintain leased facilities internationally in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, China, Columbia, the Czech Republic, Denmark, Egypt, Finland, France, Ghana, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Kenya, Korea, Malaysia, Mexico, the Netherlands, New Zealand, Nigeria, Norway, Peru, Poland, Portugal, Romania, Russia, Senegal, Singapore, South Africa, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, Uganda, Ukraine, the United Arab Emirates, and the United Kingdom.

We also operate and own data centers in the U.S., the European Union, and Asia pursuant to various lease agreements and co-location arrangements.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 12 “Commitments and Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Fiscal Year 2010 Quarters Ended:	High	Low
March 31, 2010	$629.51	$520.00
June 30, 2010	597.84	444.72
September 30, 2010	536.85	433.63
December 31, 2010	630.85	518.85

Fiscal Year 2009 Quarters Ended:	High	Low
March 31, 2009	$381.00	$282.75
June 30, 2009	447.34	340.61
September 30, 2009	507.00	395.98
December 31, 2009	625.99	482.60

Our Class B common stock is neither listed nor traded.

Holders of Record

As of January 31, 2011, there were approximately 3,074 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $600.36 per share as reported by the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of January 31, 2011, there were approximately 88 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay any dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Google under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph shows a comparison from December 31, 2005 through December 31, 2010 of the cumulative total return for our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index, the Nasdaq Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our Class A common stock and have no present plans to do so.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN*

Among Google Inc., S&P 500 Index,

Nasdaq Composite Index and RDG Internet Composite Index

*$100 invested on December 31, 2005 in stock or index, including reinvestment of dividends.

Copyright © 2011 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Results of Google’s Transferable Stock Option (TSO) Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended December 31, 2010:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)
October 1 – 31	73,127	$18,818	$804	$364.20	$257.33	$11.00
November 1 – 30	57,796	15,792	467	337.45	273.25	8.07
December 1 – 31	0	0	0	0	0	0

Total (except weighted-average per share amounts)	130,923	$34,610	$1,271	$352.39	$264.36	$9.71

(1)	The TSO program is generally active during regular trading hours for the Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)	The TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry, Sergey, and Eric) in our TSO program. The following table provides information with respect to sales by our executive officers of TSOs during the three months ended December 31, 2010:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Nikesh Arora	16,607	$4,818	$116
Alan Eustace	3,000	877	23
Patrick Pichette	4,961	1,412	45

Total	24,568	$7,107	$184

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended December 31, 2008, 2009, and 2010 and the consolidated balance sheet data at December 31, 2009, and 2010 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2006 and 2007, and the consolidated balance sheet data at December 31, 2006, 2007, and 2008, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2006	2007	2008	2009	2010
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$10,605	$16,594	$21,796	$23,651	$29,321
Costs and expenses:
Cost of revenues	4,225	6,649	8,622	8,844	10,417
Research and development	1,229	2,120	2,793	2,843	3,762
Sales and marketing	850	1,461	1,946	1,984	2,799
General and administrative	751	1,280	1,803	1,668	1,962

Total costs and expenses	7,055	11,510	15,164	15,339	18,940

Income from operations	3,550	5,084	6,632	8,312	10,381
Impairment of equity investments	0	0	(1,095)	0	0
Interest and other income, net	461	590	316	69	415

Income before income taxes	4,011	5,674	5,853	8,381	10,796
Provision for income taxes	934	1,470	1,626	1,861	2,291

Net income	$3,077	$4,204	$4,227	$6,520	$8,505

Net income per share of Class A and Class B common stock
Basic	$10.21	$13.53	$13.46	$20.62	$26.69

Diluted	$9.94	$13.29	$13.31	$20.41	$26.31

	As of December 31,
	2006	2007	2008	2009	2010
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$11,244	$14,219	$15,846	$24,485	$34,975
Total assets	18,473	25,336	31,768	40,497	57,851
Total long-term liabilities	129	611	1,227	1,746	1,614
Total stockholders’ equity	17,040	22,690	28,239	36,004	46,241

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

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

•

Advertisers. We provide advertisers with cost-effective ways to deliver online ads, as well as offline ads on television, to customers across Google-owned websites and through the Google Network, which is the network of third parties that use our advertising programs to deliver relevant ads with their search results and content.

•

Google Network Members and Other Content Providers. We provide the members of our Google Network with our Google AdSense programs. These include programs through which we distribute our advertisers’ AdWords ads for display on the websites of our Google Network members, as well as programs to deliver ads on television broadcasts. We share most of the fees these ads generate with our Google Network members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with other content providers under which we distribute or license their video and other content, and we may display ads next to or as part of this content on the pages of our websites and our Google Network members’ websites. We share most of the fees these ads generate with these content providers and our Google Network members, thereby creating an important revenue stream for these partners.

How We Generate Revenue

Advertising revenues made up 97% of our revenues in 2008 and 2009, and 96% of our revenues in 2010. We derive most of our additional revenues from offering display advertising management services to advertisers, ad agencies, and publishers, as well as licensing our enterprise products, search solutions, and web search technology.

Google AdWords is our auction-based advertising program that enables advertisers to place text-based and display ads on our websites and our Google Network members’ websites. Display advertising comprises the videos, text, images, and other interactive ads that run across the web on computers and mobile devices, including smart phones and handheld computers such as netbooks and tablets. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network members’ websites as specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on our websites or our Google Network members’ websites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged to advertisers each time their ads are displayed on our websites or our Google Network members’ websites. Our AdWords agreements are generally terminable at any time by our advertisers.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on the websites of our Google Network members, as well as programs to deliver ads on television. Our AdSense programs include AdSense for search and AdSense for content.

AdSense for search is our online service for distributing relevant ads from our advertisers for display with search results on our Google Network members’ websites. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. When visitors of these websites search either the website or the internet using these customizable search boxes, we display relevant ads on the search results pages, targeted to match user search queries. Ads shown through AdSense for search are text ads.

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

Our agreements with Google Network members consist largely of uniform online “click-wrap” agreements that members enter into by interacting with our registration websites. The standard agreements have no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements require us to share with the Google Network member most of the advertiser fees generated by users clicking on ads on the Google Network member’s website or, for advertisers who choose our cost-per-impression pricing, as the ads are displayed on the Google Network member’s website. For example, under our standard agreements, we pay 51% and 68% of the fees collected from advertisers to our Google Network members in AdSense for search and AdSense for content, respectively.

Google ads for televisions enable advertisers, operators, and programmers to buy, schedule, deliver, and measure ads on television. We recognize as revenue the fees charged to advertisers each time an ad is displayed on television in accordance with the related agreements.

We also offer display advertising management services such as media planning, buying, implementation, and measurement tools for advertisers and agencies, and forecasting and reporting tools for publishers. We recognize the related fees as other revenues in the period advertising impressions are delivered.

In January 2010, we launched, and in July 2010, we discontinued, our direct-to-consumer web store channel of distributing our Nexus One mobile phone. We had recognized fees derived from the sale of these phones as other revenues in the period in which they were delivered. We do not expect to recognize any additional revenue associated with the sale of these phones in the future.

We have entered into arrangements with certain content providers under which we distribute or license their video and other content. Our agreements with content providers are typically standard agreements with no stated term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements require us to pay the content providers for the content we license. In a number of these arrangements, we display ads on the pages of our websites and our Google Network members’ websites from which the content is viewed and share most of the fees these ads generate with the content providers and Google Network members. We recognize these advertiser fees as revenue. We recognize the portion of the advertiser fees we pay to our content providers as content acquisition costs under cost of revenues and the portion we pay to our Google Network members as traffic acquisition costs.

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

Trends in Our Business

Advertising transactions continue to shift from offline to online as the digital economy evolves. This has contributed to the rapid growth of our business since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and we expect it will continue to do so as a result of a number of factors, including increasing competition, the difficulty of maintaining growth rates as our revenues increase to higher levels, and increasing maturity of the online advertising market. In addition, we plan to continue to invest aggressively in our core areas of strategic focus.

The main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and our Google Network members’ websites. These steps include not displaying ads that generate low click-through rates or that send users to irrelevant or otherwise low quality websites, and terminating our relationships with those Google Network members whose websites do not meet our quality requirements. We may also continue to take steps to reduce the number of accidental clicks by our users. These steps could negatively affect the growth rate of our revenues.

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

We also continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring in 2011 and provide competitive compensation programs for our employees. For instance, effective January 1, 2011, we increased base salaries for all of our non-executive employees by 10%, as well as shifted a portion of the bonus into base salary. Our full-time employee headcount was 19,835 at December 31, 2009 and 24,400 at December 31, 2010. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network members’ websites.

As we expand our advertising programs and other products to international markets, we continue to increase our exposure to fluctuations in foreign currency to U.S. dollar exchange rates. For example, in 2010, the general strengthening of the U.S. dollar relative to foreign currencies (primarily the Euro) had an unfavorable impact on our revenues as compared to 2009. We have a foreign exchange risk management program that is designed to reduce our exposure to fluctuations in foreign currency exchange rates. However, this program will not fully offset the effect of fluctuations on our revenues and earnings.

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2008	2009	2010
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	39.6	37.4	35.5
Research and development	12.8	12.0	12.8
Sales and marketing	8.9	8.4	9.5
General and administrative	8.3	7.0	6.8

Total costs and expenses	69.6	64.8	64.6

Income from operations	30.4	35.2	35.4
Impairment of equity investments	(5.0)	0	0
Interest and other income, net	1.5	0.3	1.4

Income before income taxes	26.9	35.5	36.8
Provision for income taxes	7.5	7.9	7.8

Net income	19.4%	27.6%	29.0%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Year Ended December 31,
	2008	2009	2010
Advertising revenues:
Google websites	$14,414	$15,723	$19,444
Google Network websites	6,715	7,166	8,792

Total advertising revenues	21,129	22,889	28,236
Other revenues	667	762	1,085

Revenues	$21,796	$23,651	$29,321

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Year Ended December 31,
	2008	2009	2010
Advertising revenues:
Google websites	66%	67%	66%
Google Network websites	31	30	30

Total advertising revenues	97	97	96
Google websites as % of advertising revenues	68	69	69
Google Network websites as % of advertising revenues	32	31	31
Other revenues	3%	3%	4%

The increase in our revenues from 2009 to 2010 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network members’ websites and, to a lesser extent, an increase in other revenues, largely as a result of the launch of our mobile phone business in the first quarter of 2010. The increase in advertising revenue for Google websites and Google Network members’ websites from 2009 to 2010 resulted primarily from an increase in the number of paid clicks through our advertising programs and, to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements, including new ad formats, and the continued global expansion of our products, and our advertiser and user base, as well as an increase in the number of Google Network members. The increase in the average cost-per-click paid by our advertisers was primarily driven by the increased spending from advertisers, partially offset by the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower, compared to more mature markets.

Growth in our revenues from 2008 to 2009 resulted primarily from growth in advertising revenues generated by Google websites, and to a lesser extent, Google Network members’ websites. Our advertising revenue growth for Google websites and Google Network members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. In addition, the growth in advertising revenues benefited from more hedging gains recognized under our foreign exchange risk management program. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements, and the continued global expansion of our products, advertiser base, and user base, as well as an increase in the number of Google Network members. The decrease in the average cost-per-click paid by our advertisers was primarily the result of the general strengthening of the U.S. dollar relative to foreign currencies (principally the British pound and the Euro), as well as changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower, compared to more mature markets. In addition, the decrease in the average cost-per-click was due to changes in how we believe advertisers managed their advertising costs in response to the uncertain economic conditions in 2008 and 2009. Specifically, we believe that, as a result of the economic downturn and the economic uncertainty, advertisers, in aggregate, lowered their bids for keywords in response to a decrease in sales they were able to make per paid click.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the user experience, including moving the search result URL (uniform resource locator) to a separate line to improve users’ readability, providing users with ads that are more relevant to their search queries or to the content on the Google Network members’ websites they visit. For instance, these improvements include enabling previously promoted high quality ads to be shown on subsequent pages, adding merchant ratings information to improve users’ ability to evaluate ads, providing users with multiple ad site links for certain web search ad results, reducing the minimum cost-per-click which results in the display of more relevant ads, and changing the clickable area around our AdSense for content text-based ads to only the title and URL to reduce the number of accidental clicks.

Aggregate paid clicks on Google websites and Google Network members’ websites increased approximately 16% from 2009 to 2010 and approximately 15% from 2008 to 2009. Average cost-per-click on Google websites and Google Network members’ websites increased approximately 5% from 2009 to 2010 and decreased approximately 7% from 2008 to 2009. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors including the revenue growth rates on our websites compared to those of our Google Network members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Year Ended December 31,
	2008	2009	2010
United States	49%	47%	48%
United Kingdom	14%	13%	11%
Rest of the world	37%	40%	41%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from 2009 to 2010 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for these international markets. The growth in revenues from the United States as a percentage of consolidated revenues from 2009 to 2010 resulted largely from the recovery of certain key verticals such as retail, travel, finance, and insurance. The decline in revenues from the United Kingdom as a percentage of consolidated revenues from 2009 to 2010 resulted primarily from a less robust economic recovery relative to the United States and the rest of world, as well as a decrease in hedging gains recognized during 2010.

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

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from 2009 to 2010 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been approximately $10 million, or 0.3% higher, and our revenues from the rest of the world would have been approximately $25 million, or 0.2% higher in 2010. This is before consideration of hedging gains of $42 million and $161 million recognized to revenues from the United Kingdom and the rest of the world in 2010.

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the British pound and the Euro) from 2008 to 2009 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from United Kingdom would have been approximately $543 million, or 18.2% higher, and our revenues from the rest of the world would have been approximately $484 million, or 5.1% higher in 2009. This is before consideration of hedging gains of $182 million and $143 million recognized to revenues from the United Kingdom and the rest of the world in 2009.

Although we expect to continue to make investments in international markets, these investments may not result in an increase in our international revenues as a percentage of total revenues in 2011 or thereafter. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about geographic areas.

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

Certain distribution arrangements require us to pay our distribution partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. The fees are non-refundable. Further, these distribution arrangements are terminable at will, although under the terms of certain contracts, we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these distribution arrangements over the estimated useful lives of the access points (approximately two years) to the extent we can reasonably estimate those lives and they are longer than one year, or based on any contractual revenue share, if greater. Otherwise, we expense the fees as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenues.

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

The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Year Ended December 31,
	2008	2009	2010
Cost of revenues	$8,622	$8,844	$10,417
Cost of revenues as a percentage of revenues	39.6%	37.4%	35.5%

	Year Ended December 31,
	2008	2009	2010
Traffic acquisition costs related to AdSense arrangements	$5,284	$5,265	$6,162
Traffic acquisition costs related to distribution arrangements	655	904	1,155

Total traffic acquisition costs	$5,939	$6,169	$7,317

Traffic acquisition costs as a percentage of advertising revenues	28.1%	27.0%	25.9%

Cost of revenues increased $1,573 million from 2009 to 2010. The increase was primarily related to an increase in traffic acquisition costs of $897 million resulting largely from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $251 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to more revenues realized from Google Network members to whom we pay less revenue share, and expiration of an AdSense arrangement under which we paid guaranteed minimum revenue share. In addition, there was an increase in content acquisition costs of $169 million primarily related to content displayed on YouTube and an increase in mobile phone costs.

Cost of revenues increased $222 million from 2008 to 2009. The increase was primarily related to an increase in traffic acquisition costs of $249 million from our distribution arrangements as a result of more distribution fees paid and more traffic directed to our websites. This was partially offset by a decrease in traffic acquisition costs of $19 million from our AdSense arrangements, primarily as a result of more revenue realized from Google Network members to whom we paid less revenue share. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our websites compared to our Google Network members’ websites, as well as more revenue realized from Google Network members to whom we paid less revenue share.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of revenues in 2011 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of our revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2008	2009	2010
Research and development expenses	$2,793	$2,843	$3,762
Research and development expenses as a percentage of revenues	12.8%	12.0%	12.8%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $919 million from 2009 to 2010. This increase was primarily due to an increase in labor-related costs of $578 million, largely as a result of a 28% increase in research and development headcount, including headcount from acquisitions. In addition, there was an increase in stock-based compensation expense of $136 million.

Research and development expenses increased $50 million from 2008 to 2009. This increase was primarily due to an increase in labor-related costs of $138 million, largely as a result of a 14% increase in research and development headcount, partially offset by a decrease in professional services costs of $74 million, the majority of which were related to consulting costs, and a decrease in amortization of intangible assets of $23 million as certain intangible assets have been fully amortized.

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2011 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2008	2009	2010
Sales and marketing expenses	$1,946	$1,984	$2,799
Sales and marketing expenses as a percentage of revenues	8.9%	8.4%	9.5%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $815 million from 2009 to 2010. This increase was primarily due to an increase in advertising and promotional expense of $387 million. In addition, there was an increase in labor-related costs of $254 million, largely as a result of a 20% increase in sales and marketing headcount, and higher commission expense.

Sales and marketing expenses increased $38 million from 2008 to 2009. This increase was primarily due to an increase in advertising and promotional expense of $104 million, partially offset by a decrease in travel, conference, and related expenses of $50 million.

We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in 2011 and future periods, as we expand our business globally, increase advertising and promotional expenditures in connection with new and existing products, and increase the level of service we provide to our advertisers, Google Network members, and other partners.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2008	2009	2010
General and administrative expenses	$1,803	$1,668	$1,962
General and administrative expenses as a percentage of revenues	8.3%	7.0%	6.8%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services.

General and administrative expenses increased $294 million from 2009 to 2010. This increase was primarily due to increases in professional services of $137 million, the majority of which were related to legal and temporary services costs. In addition, there was an increase in labor-related costs of $64 million largely as a result of a 14% increase in general and administrative headcount, and an increase in charitable contributions of $64 million.

General and administrative expenses decreased $135 million from 2008 to 2009. This decrease was primarily related to the settlement agreement with the Authors Guild and the Association of American Publishers (AAP) under which we recognized $95 million of expense in 2008. In addition, consulting costs decreased by $60 million.

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2011 and future periods.

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2008	2009	2010
Stock-based compensation	$1,120	$1,164	$1,376
Stock-based compensation as a percentage of revenues	5.1%	4.9%	4.7%

Stock-based compensation increased $212 million from 2009 to 2010. This increase was largely due to additional stock awards issued to existing and new employees.

Stock-based compensation increased $44 million from 2008 to 2009. This increase was largely due to the modification charge recognized in 2009 related to our stock option exchange program completed in March 2009, as well as additional stock awards issued to existing and new employees. This increase was partially offset by lower stock-based compensation expense as a result of a significant amount of equity awards which fully vested in 2008, as well as an increase to the overall estimated forfeiture rate.

We estimate stock-based compensation to be approximately $1.6 billion in 2011 and $1.9 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after December 31, 2010 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Impairment of Equity Investments

In the fourth quarter of 2008, we recorded a non-cash impairment charge of $1.1 billion, which was primarily comprised of $726 million and $355 million related to our investments in America Online, Inc. (AOL) and Clearwire Corporation (Clearwire), respectively. We sold our investment in AOL in the second quarter of 2009.

Interest and Other Income, Net

Interest and other income, net increased $346 million from 2009 to 2010. This increase was primarily driven by an increase in interest income of $349 million due to an increase in our cash and investment balances and higher yields, as well as an increase in net realized gains on sales of marketable securities of $88 million. These increases were partially offset by an increase in net foreign exchange related costs of $95 million primarily related to our foreign exchange risk management program.

Interest and other income, net decreased $247 million from 2008 to 2009. This decrease was primarily driven by a decrease in interest income of $160 million due to lower yields on our cash and investment balances and an increase in net foreign exchange related costs of $88 million primarily due to more hedging activities under our foreign exchange risk management program.

The costs of our foreign exchange hedging activities that we recognized to interest and other income, net are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in 2011 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Year Ended December 31,
	2008	2009	2010
Provision for income taxes	$1,626	$1,861	$2,291
Effective tax rate	27.8%	22.2%	21.2%

Our provision for income taxes increased from 2009 to 2010, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from 2009 to 2010, primarily because we released certain tax reserves as a result of the settlement of our 2005 and 2006 tax audits in 2010. This decrease was partially offset by proportionately higher earnings in countries where we have higher statutory tax rates.

Our provision for income taxes increased from 2008 to 2009, primarily as a result of increases in federal and state income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from 2008 to 2009, primarily as a result of the amount of the impairment charge of equity investments recorded in 2008 compared to the related benefit.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

See Critical Accounting Policies and Estimates included later in this Item 7 for additional information about our provision for income taxes.

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. You should also keep in mind that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year.

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2010. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010
	(in millions, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues	$5,509	$5,523	$5,945	$6,674	$6,775	$6,820	$7,286	$8,440
Costs and expenses:
Cost of revenues	2,102	2,108	2,226	2,408	2,452	2,467	2,552	2,946
Research and development	642	708	758	736	818	898	994	1,051
Sales and marketing	434	469	498	583	607	629	661	902
General and administrative	447	364	389	466	410	461	532	559

Total costs and expenses	3,625	3,649	3,871	4,193	4,287	4,455	4,739	5,458

Income from operations	1,884	1,874	2,074	2,481	2,488	2,365	2,547	2,982
Interest and other income (expense), net	6	(18)	(7)	88	18	69	167	160

Income before income taxes	1,890	1,856	2,067	2,569	2,506	2,434	2,714	3,142
Provision for income taxes	467	371	428	595	551	594	547	599

Net income	$1,423	$1,485	$1,639	$1,974	$1,955	$1,840	$2,167	$2,543

Net income per share of Class A and Class B common stock:
Basic	$4.51	$4.70	$5.18	$6.22	$6.15	$5.78	$6.80	$7.95

Diluted	$4.49	$4.66	$5.13	$6.13	$6.06	$5.71	$6.72	$7.81

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2010:

	Quarter Ended
	Mar 31, 2009	Jun 30, 2009	Sep 30, 2009	Dec 31, 2009	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	38.1	38.2	37.4	36.1	36.2	36.2	35.0	34.9
Research and development	11.6	12.8	12.7	11.0	12.1	13.2	13.6	12.5
Sales and marketing	7.9	8.5	8.4	8.7	9.0	9.2	9.1	10.7
General and administrative	8.2	6.6	6.6	7.0	6.0	6.7	7.3	6.6

Total costs and expenses	65.8	66.1	65.1	62.8	63.3	65.3	65.0	64.7

Income from operations	34.2	33.9	34.9	37.2	36.7	34.7	35.0	35.3

Interest and other income (expense), net	0.1	(0.3)	(0.1)	1.3	0.3	1.0	2.2	1.9

Income before income taxes	34.3	33.6	34.8	38.5	37.0	35.7	37.2	37.2
Provision for income taxes	8.5	6.7	7.2	8.9	8.1	8.7	7.5	7.1

Net income	25.8%	26.9%	27.6%	29.6%	28.9%	27.0%	29.7%	30.1%

Liquidity and Capital Resources

In summary, our cash flows are as follows (in millions):

	Year Ended December 31,
	2008	2009	2010
Net cash provided by operating activities	$7,853	$9,316	$11,081
Net cash used in investing activities	(5,319)	(8,019)	(10,680)
Net cash provided by financing activities	87	233	3,050

At December 31, 2010, we had $35.0 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, including cash collateral received related to our securities lending program, mortgage-backed securities, and corporate securities.

As of December 31, 2010, $16.7 billion of the $35.0 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2010, we had unused letters of credit for approximately $65 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

On July 1, 2010, we signed a definitive agreement to acquire ITA Software, Inc., a privately-held flight information software company, for $700 million in cash, subject to adjustments. The completion of this transaction is subject to customary closing conditions. We expect this transaction to close in the first half of 2011.

On July 15, 2010, we announced a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of December 31, 2010, we had $3.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.3% that matures at various dates through November 2011. Average commercial paper borrowings during the quarter were $2.3 billion, and the maximum amount of commercial paper borrowings outstanding during the quarter was $3.0 billion. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring on June 30, 2013. Interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2010, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of December 31, 2010.

In December 2010, we issued a secured promissory note in the amount of $468 million with an interest rate of 1.0% that matures in one year. Proceeds were used for the acquisition of an office building in New York City.

Cash provided by operating activities consisted of net income adjusted for certain non-cash items, including amortization, depreciation, deferred income taxes, excess tax benefits from stock-based award activities, stock-based compensation expense, and the effect of changes in working capital and other activities. Cash provided by operating activities in 2010 was $11,081 million, and consisted of net income of $8,505 million, adjustments for non-cash items of $2,675 million, and cash used in working capital and other activities of $99 million. Adjustments for non-cash items primarily consisted of $1,376 million of stock-based compensation expense, $1,067 million of depreciation and amortization expense on property and equipment, and $329 million of amortization of intangible and other assets, partially offset by $94 million of excess tax benefits from stock-based award activities. In addition, the decrease in cash from changes in working capital activities primarily consisted of an increase of $1,129 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $414 million in prepaid revenue share, expenses and other assets. These increases were partially offset by an increase in accrued expenses and other liabilities of $745 million, an increase in accounts payable of $272 million, an increase in accrued revenue share of $214 million, an increase in deferred revenue of $111 million, and a net increase in income tax payable and deferred income taxes of $102 million, which includes the same $94 million of excess tax benefits from stock-based award activities included under adjustments for non-cash items. The increase in accrued expense and other liabilities, accounts payable, accrued revenue share, and deferred revenues are primarily a result of the growth in our business and headcount. The increase in net income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, partially offset by the release of certain tax reserves as a result of the settlement of our tax audits for our 2005 and 2006 tax years.

Cash provided by operating activities in 2009 was $9,316 million, and consisted of net income of $6,520 million, adjustments for non-cash items of $2,310 million, and cash provided by working capital and other activities of $486 million. Adjustments for non-cash items primarily consisted of $1,240 million of depreciation and amortization expense on property and equipment, $1,164 million of stock-based compensation expense, and $284 million of amortization of intangible and other assets, partially offset by $268 million of deferred income taxes on earnings and $90 million of excess tax benefits from stock-based award activities. In addition, changes in working capital activities primarily consisted of a decrease of $262 million in prepaid revenue share, expenses, and other assets, an increase in accrued expenses and other liabilities of $243 million which is a direct result of the growth of our business, and a net increase in income taxes payable and deferred income taxes of $217 million, which includes the same $90 million of excess tax benefits from stock-based award activities included under adjustments for non-cash items, and an increase in accrued revenue share of $158 million. These increases were partially offset by an increase of $504 million in accounts receivable due to the growth in fees billed to our advertisers. The increase in net income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, partially offset by an increase in the amount of estimated income taxes we paid during the year. The increase in accrued revenue share was due to the growth in our AdSense and distribution programs and the timing of payments made to our partners.

Cash provided by operating activities in 2008 was $7,853 million, and consisted of net income of $4,227 million, adjustments for non-cash items of $3,299 million, and cash provided by working capital and other activities of $327 million. Adjustments for non-cash items primarily consisted of $1,212 million of depreciation and amortization expense on property and equipment, $1,120 million of stock-based compensation expense, and $1,095 million of impairment charges of equity investments, partially offset by $225 million of deferred income taxes on earnings, and $159 million of excess tax benefits from stock-based award activities. In addition, changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $626 million, which includes the same $159 million of excess tax benefits from stock-based award activities included under adjustments for non-cash items, and an increase in accrued expenses and other liabilities of $339 million. The increases in accrued expenses are a direct result of the growth of our business and an increase in headcount. These increases to working capital activities were partially offset by an increase of $334 million in accounts receivable due to the growth in fees billed to our advertisers, a decrease of $212 million in accounts payable due to the timing of invoice processing and payments and an increase of $147 million in prepaid revenue shares, expenses, and other assets.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in 2010 of $10,680 million was primarily attributable to net purchases of marketable securities of $6,886 million, capital expenditures of $4,018 million of which $1.8 billion was for the purchase of an office building in New York City in December 2010, and remaining amounts related principally to our data centers and related equipment, and cash consideration used in acquisitions and other investments of $1,067 million. Also, in connection with our securities lending program, we received $2,361 million of cash collateral which was invested in reverse repurchase agreements. Of the $2,361 million, $1,611 million was classified as cash and cash equivalents, and $750 million was classified as receivable under reverse repurchase agreements on the accompanying Consolidated Balance Sheet. See Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information about our securities lending program.

Cash used in investing activities in 2009 of $8,019 million was primarily attributable to net purchases of marketable securities of $7,036 million and capital expenditures of $810 million.

Cash used in investing activities in 2008 of $5,319 million was primarily attributable to cash consideration used in acquisitions and other investments of $3,367 million primarily related to the acquisition of DoubleClick and capital expenditures of $2,359 million, partially offset by net maturities and sales of marketable securities of $407 million including our investment in Clearwire.

In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we expect to make significant investments in our systems, data centers, corporate facilities, information technology infrastructure, and employees in 2011 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.

Cash provided by financing activities in 2010 of $3,050 million was primarily driven by $3,463 million of net cash proceeds from the issuance of commercial paper and a promissory note. This was partially offset by $801 million in stock repurchases in connection with our acquisitions of AdMob and On2 Technologies, Inc. (On2), as well as net proceeds from stock-based award activities of $294 million, and excess tax benefits from stock-based award activities of $94 million.

Cash provided by financing activities in 2009 of $233 million was primarily due to net proceeds related to stock-based award activities of $143 million. In addition, there were excess tax benefits of $90 million from stock-based award activities during the period which represented a portion of the $260 million reduction to income taxes payable that we recorded in 2009 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards.

Cash provided by financing activities in 2008 of $87 million was primarily due to excess tax benefits of $159 million from stock-based award activities during the period which represents a portion of the $251 million reduction to income tax payable that we recorded in 2008 related to the total direct tax benefit realized from the exercise, sale, or vesting of these awards, partially offset by net payments related to stock-based award activities of $72 million.

Contractual Obligations as of December 31, 2010

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(unaudited, in millions)
Operating lease obligations	$2,305	$310	$567	$385	$1,043
Purchase obligations	565	214	207	87	57
Other long-term liabilities reflected on our balance sheet	264	54	171	15	24

Total contractual obligations	$3,134	$578	$945	$487	$1,124

The above table does not include future rental income of $812 million related to the leases that we assumed in connection with our purchase of an office building in New York City.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring between 2011 and 2063. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the above table. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Certain leases have adjustments for market provisions.

Purchase Obligations

Purchase obligations represent non-cancelable contractual obligations at December 31, 2010. In addition, we had $2.4 billion of open purchase orders for which we have not received the related services or goods at December 31, 2010. This amount is not included in the above table because we have the right to cancel the purchase orders prior to the date of delivery. The majority of our non-cancelable contractual obligations are related to data center operations and facility build-outs.

Other Long-Term Liabilities

Other long-term liabilities consist of cash obligations, primarily the legal settlement with the Authors Guild and the AAP, and milestone and royalty payments owed in connection with certain acquisitions and licensing agreements.

In addition, we recorded additional long-term taxes payable of $289 million in 2010 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the above table.

Off-Balance Sheet Entities

At December 31, 2010, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (U.S. GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. The effective tax rates were 27.8%, 22.2%, and 21.2% for 2008, 2009, and 2010. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, and accounting principles. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding legal contingencies.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities and our non-marketable equity securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value, the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statement of Income.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income and subsequently reclassified into revenues when the hedged revenues are recorded or as interest and other income, net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated or related to an ineffective portion of a hedge is recognized as interest and other income, net, immediately.

At December 31, 2009, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €1.6 billion (or approximately $2.2 billion) and $59 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £809 million (or approximately $1.3 billion) and $39 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$306 million (or approximately $268 million) and $6 million. At December 31, 2010, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.0 billion (or approximately $4.1 billion) and $227 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.5 billion (or approximately $2.3 billion) and $97 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$407 million (or approximately $382 million) and $6 million. These foreign exchange options have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $15 million and $140 million lower at December 31, 2009 and 2010, and the total amount of expense recorded as interest and other income, net, would have been approximately $68 million and $134 million higher in the years ended December 31, 2009 and 2010. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated other comprehensive income before tax effect would have been approximately $555 million and $1.2 billion higher at December 31, 2009 and 2010, and the total amount of expense recorded as interest and other income, net, would have been approximately $75 million and $175 million higher in the years ended December 31, 2009 and 2010.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.4 billion and $1.0 billion at December 31, 2009 and 2010. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $115 million and $84 million at December 31, 2009 and 2010. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €618 million (or approximately $889 million) and €991 million (or approximately $1.3 billion) at December 31, 2009 and 2010. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €8 million (or approximately $11 million) and €6 million (or approximately $8 million) at December 31, 2009 and 2010.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $102 million and $20 million at December 31, 2009 and 2010. The adverse impact at December 31, 2009 and 2010 is after consideration of the offsetting effect of approximately $594 million and $467 million from forward exchange contracts in place for the months of December 2009 and 2010. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, mortgage-backed securities, and corporate securities. By policy, we limit the amount of credit exposure to any one issuer.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $291 million and $895 million at December 31, 2009 and 2010.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2009 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2009 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Google Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 11, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Google Inc.

We have audited Google Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2009 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 of Google Inc. and our report dated February 11, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
February 11, 2011

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts which are reflected in thousands,

and par value per share amounts)

	As of December 31, 2009	As of December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$10,198	$13,630
Marketable securities	14,287	21,345

Total cash, cash equivalents, and marketable securities (including securities loaned of $0 and $4,031)	24,485	34,975
Accounts receivable, net of allowance of $79 and $101	3,178	4,252
Receivable under reverse repurchase agreements	0	750
Deferred income taxes, net	644	259
Income taxes receivable, net	23	0
Prepaid revenue share, expenses and other assets	837	1,326

Total current assets	29,167	41,562
Prepaid revenue share, expenses and other assets, non-current	415	442
Deferred income taxes, net, non-current	263	265
Non-marketable equity securities	129	523
Property and equipment, net	4,845	7,759
Intangible assets, net	775	1,044
Goodwill	4,903	6,256

Total assets	$40,497	$57,851

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$216	$483
Short-term debt	0	3,465
Accrued compensation and benefits	982	1,410
Accrued expenses and other current liabilities	570	961
Accrued revenue share	694	885
Securities lending payable	0	2,361
Deferred revenue	285	394
Income taxes payable, net	0	37

Total current liabilities	2,747	9,996
Deferred revenue, non-current	42	35
Income taxes payable, non-current	1,392	1,200
Other long-term liabilities	312	379
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized; 317,772 (Class A 243,611, Class B 74,161) and par value of $318 (Class A $244, Class B $74) and 321,301 (Class A 250,413, Class B 70,888) and par value of $321 (Class A $250, Class B $71) shares issued and outstanding	15,817	18,235
Accumulated other comprehensive income	105	138
Retained earnings	20,082	27,868

Total stockholders’ equity	36,004	46,241

Total liabilities and stockholders’ equity	$40,497	$57,851

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended December 31,
	2008	2009	2010
Revenues	$21,796	$23,651	$29,321
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $41, $47, $67)	8,622	8,844	10,417
Research and development (including stock-based compensation expense of $732, $725, $861)	2,793	2,843	3,762
Sales and marketing (including stock-based compensation expense of $206, $231, $261)	1,946	1,984	2,799
General and administrative (including stock-based compensation expense of $141, $161, $187)	1,803	1,668	1,962

Total costs and expenses	15,164	15,339	18,940

Income from operations	6,632	8,312	10,381
Impairment of equity investments	(1,095)	0	0
Interest and other income, net	316	69	415

Income before income taxes	5,853	8,381	10,796
Provision for income taxes	1,626	1,861	2,291

Net income	$4,227	$6,520	$8,505

Net income per share of Class A and Class B common stock:
Basic	$13.46	$20.62	$26.69

Diluted	$13.31	$20.41	$26.31

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except for share amounts which are reflected in thousands)

	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2008	312,917	13,242	113	9,335	22,690
Common stock issued	2,197	98	0	0	98
Stock-based compensation expense		1,120	0	0	1,120
Stock-based compensation tax benefits		134	0	0	134
Tax withholding related to vesting of restricted stock units		(144)	0	0	(144)
Comprehensive income:
Net income		0	0	4,227	4,227
Change in unrealized gains (losses) on available-for-sale investments, net of tax		0	(12)	0	(12)
Change in foreign currency translation adjustment		0	(84)	0	(84)
Change in unrealized gains on cash flow hedges, net of tax		0	210	0	210

Total comprehensive income		0	0	0	4,341

Balance at December 31, 2008	315,114	14,450	227	13,562	28,239
Common stock issued	2,658	351	0	0	351
Stock-based compensation expense		1,164	0	0	1,164
Stock-based compensation tax benefits		59	0	0	59
Tax withholding related to vesting of restricted stock units		(207)	0	0	(207)
Comprehensive income:
Net income		0	0	6,520	6,520
Change in unrealized gains (losses) on available-for-sale investments, net of tax		0	2	0	2
Change in foreign currency translation adjustment		0	77	0	77
Change in unrealized gains on cash flow hedges, net of tax		0	(201)	0	(201)

Total comprehensive income		0	0	0	6,398

Balance at December 31, 2009	317,772	$15,817	$105	$20,082	$36,004
Common stock issued	5,126	1,412	0	0	1,412
Common stock repurchased	(1,597)	(82)	0	(719)	(801)
Stock-based compensation expense		1,376	0	0	1,376
Stock-based compensation tax benefits		72	0	0	72
Tax withholding related to vesting of restricted stock units		(360)	0	0	(360)
Comprehensive income:
Net income		0	0	8,505	8,505
Change in unrealized gains (losses) on available-for-sale investments, net of tax		0	81	0	81
Change in foreign currency translation adjustment		0	(124)	0	(124)
Change in unrealized gains on cash flow hedges, net of tax		0	76	0	76

Total comprehensive income		0	0	0	8,538

Balance at December 31, 2010	321,301	$18,235	$138	$27,868	$46,241

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2008	2009	2010
Operating activities
Net income	$4,227	$6,520	$8,505
Adjustments:
Depreciation and amortization of property and equipment	1,212	1,240	1,067
Amortization of intangible and other assets	288	284	329
Stock-based compensation expense	1,120	1,164	1,376
Excess tax benefits from stock-based award activities	(159)	(90)	(94)
Deferred income taxes	(225)	(268)	9
Impairment of equity investments	1,095	0	0
Other	(32)	(20)	(12)
Changes in assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(334)	(504)	(1,129)
Income taxes, net	626	217	102
Prepaid revenue share, expenses and other assets	(147)	262	(414)
Accounts payable	(212)	34	272
Accrued expenses and other liabilities	339	243	745
Accrued revenue share	14	158	214
Deferred revenue	41	76	111

Net cash provided by operating activities	7,853	9,316	11,081

Investing activities
Purchases of property and equipment	(2,359)	(810)	(4,018)
Purchases of marketable securities	(15,356)	(29,139)	(43,985)
Maturities and sales of marketable securities	15,763	22,103	37,099
Investments in non-marketable equity securities	(47)	(65)	(320)
Cash collateral received from securities lending	0	0	2,361
Investments in reverse repurchase agreements	0	0	(750)
Acquisitions, net of cash acquired and proceeds received from divestiture, and purchases of intangible and other assets	(3,320)	(108)	(1,067)

Net cash used in investing activities	(5,319)	(8,019)	(10,680)

Financing activities
Net proceeds (payments) from stock-based award activities	(72)	143	294
Excess tax benefits from stock-based award activities	159	90	94
Repurchase of common stock in connection with acquisitions	0	0	(801)
Proceeds from issuance of short-term debt	0	0	5,246
Repayment of short-term debt	0	0	(1,783)

Net cash provided by financing activities	87	233	3,050

Effect of exchange rate changes on cash and cash equivalents	(46)	11	(19)

Net increase in cash and cash equivalents	2,575	1,541	3,432
Cash and cash equivalents at beginning of year	6,082	8,657	10,198

Cash and cash equivalents at end of year	$8,657	$10,198	$13,630

Supplemental disclosures of cash flow information
Cash paid for taxes	$1,224	$1,896	$2,175

Non-cash financing activity:
Fair value of common stock issued and vested options assumed in connection with acquisitions	0	0	750

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Google Inc. and Summary of Significant Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We generate revenue primarily by delivering relevant, cost-effective online advertising.

Basis of Consolidation

The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues by revenue source (in millions):

	Year Ended December 31,
	2008	2009	2010
Advertising revenues:
Google websites	$14,414	$15,723	$19,444
Google Network websites	6,715	7,166	8,792

Total advertising revenues	21,129	22,889	28,236
Other revenues	667	762	1,085

Revenues	$21,796	$23,651	$29,321

Google AdWords is our auction-based advertising program that enables advertisers to place text-based and display ads on our websites and our Google Network members’ websites. Display advertising comprises the videos, text, images, and other interactive ads that run across the web on computers and mobile devices, including smart phones and handheld computers such as netbooks and tablets. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network members’ websites as specified by the advertiser.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on our Google Network members’ websites, as well as programs to deliver ads on television broadcasts.

We recognize as revenues the fees charged advertisers each time a user clicks on one of the text-based ads that are displayed next to the search results pages on our website or on the search results pages or content pages of our Google Network members’ websites and, for those advertisers who use our cost-per impression pricing, the fees charged advertisers each time an ad is displayed on our members’ websites. We report our Google AdSense revenues on a gross basis principally because we are the primary obligor to our advertisers.

Google ads for televisions enable advertisers, operators, and programmers to buy, schedule, deliver, and measure ads on television. We recognize as revenue the fees charged advertisers each time an ad is displayed on television in accordance with the terms of the related agreements.

We also offer display advertising management services such as media planning, buying, implementation, and measurement tools for advertisers and agencies, and forecasting and reporting tools for publishers. We recognize the related fees as other revenues in the period advertising impressions are delivered.

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

We also generate fees from the sale and licensing of our Search Appliance products, which include hardware, software, and post-contract support primarily for two years. Prior to 2010, as the deliverables were not sold separately, sufficient vendor-specific objective evidence did not exist for the allocation of revenue. As a result, we recognized the entire fee for the sale and license of these products ratably over the term of the post-contract support arrangement. Beginning the first quarter of 2010, we adopted the new accounting guidance which requires us to allocate the consideration of the arrangement to each of the deliverables based on our best estimate of their standalone selling prices as there is no vendor-specific objective or third-party evidence of the selling prices. As a result, we now recognize revenue allocated to the hardware and software at the time of sale and revenue allocated to post-contract support ratably over the term of the service arrangement. The adoption of this new accounting guidance did not have a material impact on our consolidated financial statements.

In addition, we generate fees through the licensing of our Google Apps products. We recognize as revenue the fees we charge customers for hosting the related enterprise applications and services ratably over the term of the service arrangement.

Revenues realized through display advertising management services, Google ads for televisions, Google Checkout, search services, Search Appliance, and Google Apps were not material in any of the years presented.

We recognize revenues as described above because the services have been provided, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed upon transactions and collectability is reasonably assured.

We record deferred revenue upon invoicing or when cash payments are received in advance of our performance in the underlying agreement on the accompanying Consolidated Balance Sheets.

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

Certain distribution arrangements require us to pay our distribution partners based on a fee per access point delivered and not exclusively—or at all—based on revenue share. These fees are non-refundable. Further, these distribution arrangements are terminable at will, although under the terms of certain contracts we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these distribution arrangements over the estimated useful lives of the access points (approximately two years) to the extent we can reasonably estimate those lives and they are longer than one year, or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenues. Further, we review the access points for impairment by distribution partner, type, and geography, and we have not made any impairment to date.

Prepaid revenue share and distribution fees are included in prepaid revenue share, expenses, and other assets on the accompanying Consolidated Balance Sheets.

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, bandwidth costs, credit card and other transaction fees related to processing customer transactions including Google Checkout transactions, amortization of acquired intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites and our Google Network members’ websites from which the content is viewed and share most of the fees these ads generate with the content providers and the Google Network members.

Stock-based Compensation

We have elected to use the BSM option pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates net of the statutory withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid. Also, we recognize stock-based compensation using the straight-line method.

We include as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. During the years ended December 31, 2008, 2009, and 2010, the amount of cash received from the exercise of stock options was $73 million, $350 million, and $656 million, and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activities was $251 million, $260 million, and $355 million. We have elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Consolidated Statements of Income.

In the years ended December 31, 2008, 2009, and 2010 we recognized stock-based compensation and related tax benefits of $1,120 million and $232 million, $1,164 million and $264 million, and $1,376 million and $314 million.

Certain Risks and Concentrations

Our revenues are principally derived from online advertising, the market for which is highly competitive and rapidly changing. In addition, our revenues are generated from a multitude of vertical market segments in countries around the world. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect our operating results.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts, and accounts receivable. Cash equivalents and marketable securities consist primarily of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, including cash collateral received related to our securities lending program, mortgage-backed securities, and corporate securities. Foreign exchange contracts are transacted with various financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2008, 2009, and 2010 we generated approximately 49%, 47%, and 48% of our revenues from customers based in the U.S., with the majority of customers outside of the U.S. located in Europe and Japan. Many of our Google Network members are in the internet industry. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.

No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2008, 2009, and 2010.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued liabilities, approximate fair value because of their generally short maturities. We carry marketable securities and foreign currency contracts at fair value. See Notes 3 and 6 for more information.

Cash, Cash Equivalents, and Marketable Securities

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

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary which we record as interest and other income, net. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of interest and other income, net.

Non-Marketable Equity Securities

We have accounted for non-marketable equity security investments primarily at cost because we do not have significant influence over the underlying investees.

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable securities, as well as our non-marketable equity securities, for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period, and our intent to sell, or whether it is more likely than not that we will be required to sell, the investment before recovery. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and take a corresponding charge to our Consolidated Statements of Income.

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

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally two to five years. We depreciate buildings over periods up to 25 years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for their intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for their intended use. Land is not depreciated.

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

Intangible assets with definite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets on a straight-line basis with definite lives over periods ranging from one to 12 years.

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $84 million of net translation losses in 2008, $77 million of net translation gains in 2009, and $124 million of net translation losses in 2010. We record net gains and losses resulting from foreign exchange transactions as a component of interest and other income, net. These gains and losses are net of those realized on forward foreign exchange contracts. We recorded $36 million of net losses in 2008, $8 million of net gains in 2009, and $29 million of net losses in 2010.

Legal Costs

Legal costs are expensed as incurred.

Advertising and Promotional Expenses

We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2008, 2009, and 2010 advertising and promotional expenses totaled approximately $266 million, $353 million, and $772 million.

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

The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock are identical, except with respect to voting. Further, there are a number of safeguards built into our certificate of incorporation, as well as Delaware law, which preclude our board of directors from declaring or paying unequal per share dividends on our Class A and Class B common stock. Specifically, Delaware law provides that amendments to our certificate of incorporation which would have the effect of adversely altering the rights, powers, or preferences of a given class of stock (in this case the right of our Class A common stock to receive an equal dividend to any declared on our Class B common stock) must be approved by the class of stock adversely affected by the proposed amendment. In addition, our certificate of incorporation provides that before any such amendment may be put to a stockholder vote, it must be approved by the unanimous consent of our Board of Directors. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Year Ended December 31,
	2008		2009		2010
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$3,209	$1,018	$4,981	$1,539	$6,569	$1,936
Denominator
Weighted-average common shares outstanding	238,473	75,614	241,575	74,651	246,168	72,534
Less: Weighted-average unvested common shares subject to repurchase or cancellation	(120)	(8)	(5)	0	0	0

Number of shares used in per share computation	238,353	75,606	241,570	74,651	246,168	72,534

Basic net income per share	$13.46	$13.46	$20.62	$20.62	$26.69	$26.69

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$3,209	$1,018	$4,981	$1,539	$6,569	$1,936
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,018	0	1,539	0	1,936	0
Reallocation of undistributed earnings to Class B shares	0	(8)	0	(13)	0	(26)

Allocation of undistributed earnings	$4,227	$1,010	$6,520	$1,526	$8,505	$1,910
Denominator
Number of shares used in basic computation	238,353	75,606	241,570	74,651	246,168	72,534
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	75,606	0	74,651	0	72,534	0
Unvested common shares subject to repurchase or cancellation	128	8	5	0	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,810	223	2,569	114	3,410	71
Restricted shares and RSUs	617	0	621	0	1,139	0

Number of shares used in per share computation	317,514	75,837	319,416	74,765	323,251	72,605

Diluted net income per share	$13.31	$13.31	$20.41	$20.41	$26.31	$26.31

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3.    Cash and Investments

Cash, cash equivalents, and marketable securities consist of the following (in millions):

	As of December 31,
	2009	2010
Cash and cash equivalents:
Cash	$4,303	$4,652
Cash equivalents:
Time deposits	3,740	973
Money market and other funds(1)	2,153	7,547
U.S. government agencies	2	0
U.S. government notes	0	300
Foreign government bonds	0	150
Corporate debt securities	0	8

Total cash and cash equivalents	10,198	13,630

Marketable securities:
Time deposits	1,250	304
Money market mutual funds	28	3
U.S. government agencies	3,703	1,857
U.S. government notes	2,492	3,930
Foreign government bonds	37	1,172
Municipal securities	2,130	2,503
Corporate debt securities	2,822	5,742
Agency residential mortgage-backed securities	1,578	5,673
Commercial mortgage-backed securities	48	0
Marketable equity security	199	161

Total marketable securities	14,287	21,345

Total cash, cash equivalents, and marketable securities	$24,485	$34,975

(1)

The balance at December 31, 2010 includes $1.6 billion of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program. No similar amounts were outstanding as of December 31, 2009.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2009
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$1,250	$0	$0	$1,250
Money market mutual funds	28	0	0	28
U.S. government agencies	3,700	5	(2)	3,703
U.S. government notes	2,520	0	(28)	2,492
Foreign government bonds	37	0	0	37
Municipal securities	2,100	30	0	2,130
Corporate debt securities	2,826	13	(17)	2,822
Agency residential mortgage-backed securities	1,585	5	(12)	1,578
Commercial mortgage-backed securities	47	1	0	48
Marketable equity security	145	54	0	199

Total	$14,238	$108	$(59)	$14,287

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$304	$0	$0	$304
Money market mutual funds	3	0	0	3
U.S. government agencies	1,864	1	(8)	1,857
U.S. government notes	3,950	30	(50)	3,930
Foreign government bonds	1,154	23	(5)	1,172
Municipal securities	2,492	16	(5)	2,503
Corporate debt securities	5,600	167	(25)	5,742
Agency residential mortgage-backed securities	5,649	56	(32)	5,673
Marketable equity security	150	11	0	161

Total	$21,166	$304	$(125)	$21,345

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2009 and December 31, 2010.

We recognized gross realized gains of $118 million and $212 million for the years ended December 31, 2009 and 2010. Gross realized losses for the year ended December 31, 2009 were not material. Gross realized losses for the year ended December 31, 2010 were $27 million. We determine realized gains or losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income, net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding the marketable equity security, designated as available-for-sale and classified by the contractual maturity date of the security (in millions):

As of December 31, 2010
Due in 1 year	$1,452
Due in 1 year through 5 years	6,836
Due in 5 years through 10 years	5,174
Due after 10 years	7,722

Total	$21,184

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2009 and 2010, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2009
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$1,273	$(2)
U.S. government notes	2,492	(28)
Corporate debt securities	1,175	(17)
Agency mortgage-backed securities	1,040	(12)

Total	$5,980	$(59)

	As of December 31, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$831	$(8)
U.S. government notes	2,225	(50)
Foreign government bonds	129	(5)
Municipal securities	962	(5)
Corporate debt securities	1,061	(25)
Agency mortgage-backed securities	1,675	(32)

Total	$6,883	$(125)

As of December 31, 2009 and 2010, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

Auction Rate Securities

At December 31, 2010, we held $153 million of auction rate securities (ARS). The assets underlying these 29 individual investments are primarily student loans which are mostly AAA rated and substantially guaranteed by the U.S. government under the Federal Family Education Loan Program. Historically, these securities have provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals every 7 to 49 days. However, these auctions began to fail in the first quarter of 2008. Since these auctions have failed, we have realized higher interest rates for many of these ARS than we would have otherwise. Although we have been receiving interest payments at these generally higher rates, the related principal amounts will not be accessible until a successful auction occurs, a buyer is found outside of the auction process, the issuer calls the security, or the security matures according to contractual terms. Maturity dates for these ARS investments range from 2025 to 2047. Since these auctions have failed, $98 million of the related securities were called at par by their issuers.

As a result of the auction failures, these ARS do not have a readily determinable market value. To estimate their fair values at December 31, 2010, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted-average interest rate of 2.6% per annum, which is based on the forward swap curve at the end of December 2010 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 1,700 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and further adjusted by up to 400 basis points to reflect a discount for the liquidity risk associated with these investments due to the lack of an active market.

At December 31, 2010, the estimated fair value of these ARS was $20 million less than their costs. As we have no intent to sell these ARS and it is more likely than not that we will not be required to sell these ARS prior to recovery of our entire cost basis, we concluded the decline in the fair value was temporary and recorded the unrealized loss to accumulated other comprehensive income on the accompanying Consolidated Balance Sheet at December 31, 2010.

To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at December 31, 2010.

Securities Lending Program

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. We loan selected securities that are secured by collateral in the form of cash or securities. These loaned securities continued to be classified as cash equivalents or marketable securities on the accompanying Consolidated Balance Sheets. Cash collateral is invested in reverse repurchase agreements. A reverse repurchase agreement is an agreement under which a buyer agrees to purchase an asset with a simultaneous agreement to resell the same asset on a given date at a specified price. We record the cash collateral as an asset with a corresponding liability. We classify reverse repurchase agreements maturing within three months as cash equivalents and those longer than three months as receivable under reverse repurchase agreements on the accompanying Consolidated Balance Sheets. For lending agreements collateralized by securities, we do not record an asset or liability as we are not permitted to sell or repledge the associated collateral.

Investment in Marketable and Non-Marketable Equity Securities

In 2008, we recorded other-than-temporary impairment charges of $726 million and $355 million related to our investments in AOL and Clearwire. In 2009, we sold our investment in AOL to Time Warner Inc. for $283 million and recognized a gain of $9 million.

Note 4.    Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of December 31, 2010, we had $3.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.3% that matures at various dates through November 2011. The estimated fair value of the commercial paper approximates its carrying value. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring on June 30, 2013. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2010, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of December 31, 2010.

In December 2010, we issued a secured promissory note in the amount of $468 million with an interest rate of 1.0% that matures in one year. Proceeds were used for the acquisition of an office building in New York City (see Note 7).

Note 5.    Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. Our program is not designated for trading or speculative purposes.

We recognize derivative instruments as either assets or liabilities on the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as interest and other income, net, as part of revenues, or to accumulated other comprehensive income (AOCI) on the accompanying Consolidated Balance Sheets.

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. We initially report any gain on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify to revenues when the hedged revenues are recorded or as interest and other income, net, if the hedged transaction becomes probable of not occurring.

At December 31, 2010, the effective portion of our cash flow hedges before tax effect was $144 million, of which $99 million is expected to be reclassified from AOCI to revenues within the next 12 months.

We recognize any gain after a hedge is de-designated or related to an ineffective portion of a hedge in interest and other income, net, immediately. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option whose strike price is equal to or greater than the market price on the date of purchase as an asset. Thereafter, we recognize any change to this time value in interest and other income, net.

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €1.6 billion (or approximately $2.2 billion) and €3.0 billion (or approximately $4.1 billion) at December 31, 2009 and 2010; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £809 million (or approximately $1.3 billion) and £1.5 billion (or approximately $2.3 billion) at December 31, 2009 and 2010; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$306 million (or approximately $268 million) and C$407 million (or approximately $382 million) at December 31, 2009 and 2010. These foreign exchange options have maturities of 36 months or less. We have not designated any other foreign exchange contracts as cash flow hedges.

Fair Value Hedges

In November 2009, we began using forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $37 million and $787 million at December 31, 2009 and 2010.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.4 billion and $1.0 billion at December 31, 2009 and 2010. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $115 million and $84 million at December 31, 2009 and 2010. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €618 million (or approximately $889 million) and €991 million (or approximately $1.3 billion) at December 31, 2009 and 2010. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €8 million (or approximately $11 million) and €6 million (or approximately $8 million) at December 31, 2009 and 2010.

The fair value of our outstanding derivative instruments at December 31, 2009 and 2010 is summarized below (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2009	As of December 31, 2010
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$104	$330
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	1	12

Total		$105	$342

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$0	$5
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	0	3

Total		$0	$8

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the years ended December 31, 2008, 2009, and 2010 is summarized below (in millions):

	Increase (Decrease) in Gains Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2008	2009	2010
Foreign exchange option contracts	$522	$(14)	$331

	Gains Reclassified from AOCI into Income (Effective Portion)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2008	2009	2010
Foreign exchange option contracts	Revenues	$168	$325	$203

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2008	2009	2010
Foreign exchange option contracts	Interest and other income, net	$(136)	$(268)	$(320)

[1]	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income for the years ended December 31, 2009 and 2010 is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Year Ended December 31,
Derivatives in Fair Value Hedging Relationship	Location	2009	2010
Foreign exchange forward contracts	Interest and other income, net	$2	$(35)
Hedged item	Interest and other income, net	(2)	29

Total		$0	$(6)

[2]	Losses related to the amount excluded from effectiveness testing of the hedges were none and $6 million for the years ended December 31, 2009 and 2010.

The effect of derivative instruments not designated as hedging instruments on income for the years ended December 31, 2008, 2009, and 2010 is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated As Hedging Instruments	Location	2008	2009	2010
Foreign exchange forward contracts	Interest and other income, net	$145	$(78)	$(40)

Note 6.    Fair Value Measurements

We measure our cash equivalents, marketable securities, foreign currency derivative contracts, and ARS at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description	As of December 31, 2009	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$3,740	$0	$3,740	$0
Money market mutual funds	2,153	2,153	0	0
U.S. government agencies	2	0	2	0
Marketable securities:
Time deposits	1,250	0	1,250	0
Money market mutual funds	28	0	28	0
U.S. government agencies	3,703	0	3,703	0
U.S. government notes	2,492	2,492	0	0
Foreign government bonds	37	0	37	0
Municipal securities	2,130	0	2,130	0
Corporate debt securities	2,822	0	2,822	0
Agency residential mortgage-backed securities	1,578	0	1,578	0
Commercial mortgage-backed securities	48	0	48	0
Marketable equity security	199	199	0	0
Foreign currency derivative contracts	105	0	105	0
Auction rate securities	182	0	0	182

Total	$20,469	$4,844	$15,443	$182

	As of December 31, 2010	Fair value measurement at reporting date using

Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$973	$0	$973		$0
Money market and other funds	7,547	5,936	1,611	(1)	0
U.S. government notes	300	300	0		0
Foreign government bonds	150	0	150		0
Corporate debt securities	8	0	8		0
Marketable securities:
Time deposits	304	0	304		0
Money market mutual funds	3	0	3		0
U.S. government agencies	1,857	0	1,857		0
U.S. government notes	3,930	3,930	0		0
Foreign government bonds	1,172	0	1,172		0
Municipal securities	2,503	0	2,503		0
Corporate debt securities	5,742	0	5,742		0
Agency residential mortgage-backed securities	5,673	0	5,673		0
Marketable equity security	161	161	0		0
Foreign currency derivative contracts	342	0	342		0
Auction rate securities	153	0	0		153

Total	$30,818	$10,327	$20,338		$153

Liabilities
Foreign currency derivative contracts	$8	0	$8		0

Total	$8	$0	$8		$0

(1)	This balance represents the cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

The following table presents reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions):

Level 3
Balance at January 1, 2008	$0
Transfers to Level 3	311
Change in unrealized loss included in other comprehensive income	(35)
Net settlements	(79)

Balance at December 31, 2008	$197
Change in unrealized loss included in other comprehensive income	12
Net settlements	(27)

Balance at December 31, 2009	182
Change in unrealized loss included in other comprehensive income	4
Net settlements	(33)

Balance at December 31, 2010	$153

Note 7.    Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31,
	2009	2010
Information technology assets	$3,868	$4,670
Construction in progress	1,644	2,329
Land and buildings	1,907	3,969
Leasehold improvements	646	738
Furniture and fixtures	65	65

Total	8,130	11,771
Less accumulated depreciation and amortization	3,285	4,012

Property and equipment, net	$4,845	$7,759

In December 2010, we completed an acquisition of an office building in New York City for total cash consideration of $1.8 billion, of which approximately $700 million was allocated to land and $1.1 billion was allocated to building. This purchase was accounted for as a business combination in accordance with the U.S. GAAP. We occupy a portion of the building and lease out the remaining portion. We depreciate the building on a straight-line basis over the estimated useful life of 25 years. In connection with this purchase, we issued a secured promissory note in the amount of $468 million with an interest rate of 1.0% that matures in one year.

Note 8.    Acquisitions

In December 2010, we completed the acquisition of Widevine Technologies, Inc. (Widevine), a privately-held content protection and video optimization technology company for a cash consideration of $158 million.

In August 2010, we completed the acquisition of Slide, Inc. (Slide), a privately-held social technology company for a cash consideration of $179 million.

In May 2010, we completed the acquisition of AdMob, a privately-held mobile display ads technology provider. The purchase price was $681 million, consisting of the issuance of approximately 1.2 million shares of our Class A common stock and assumed vested options valued at $655 million, and cash of $26 million. The issued shares were valued based on the closing price of our Class A common stock on May 27, 2010. The fair values of stock options assumed were estimated using the BSM option pricing model.

In February 2010, we completed the acquisition of On2, a publicly-held company, and developer of video compression technology. The purchase price was $123 million, consisting of the issuance of approximately 174,000 shares of our Class A common stock valued at $95 million, based on the closing price of our Class A common stock on February 19, 2010, and cash of $28 million.

To offset the dilutive impact of issuing shares in connection with the AdMob and On2 acquisitions, we also repurchased and subsequently retired 1.6 million shares of our Class A common stock for $801 million.

During the year ended December 31, 2010, we also completed 44 other acquisitions for a total cash consideration of approximately $669 million. These acquisitions were not material individually or in the aggregate.

The following table summarizes the allocation of the purchase price for all the acquisitions (in millions):

	On2	AdMob	Slide	Widevine	Other	Total
Goodwill	$87	$572	$154	$95	$433	$1,341
Patents and developed technology	27	20	10	53	197	307
Customer relationships	2	97	10	31	26	166
Trade names and other	0	15	8	5	33	61
Net assets acquired (liabilities assumed)	(9)	12	(20)	10	20	13
Deferred tax assets (liabilities)	16	(35)	17	(36)	(40)	(78)

Total	$123	$681	$179	$158	$669	$1,810

For all acquisitions completed during the year ended December 31, 2010, patents and developed technology have a weighted-average useful life of 4.9 years, customer relationships have a weighted-average useful life of 3.6 years and trade names and other have a weighted-average useful life of 3.8 years. The amount of goodwill expected to be deductible for tax purposes is $35 million.

Note 9.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in millions):

Balance as of December 31, 2009	$4,903
Goodwill acquired	1,341
Goodwill adjustment	12

Balance as of December 31, 2010	$6,256

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in millions):

	As of December 31, 2009
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$566	$380	$186
Customer relationships	784	258	526
Trade names and other	211	148	63

Total	$1,561	$786	$775

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$915	$506	$409
Customer relationships	950	400	550
Trade names and other	283	198	85

Total	$2,148	$1,104	$1,044

Patents and developed technology, customer relationships, and trade names and other have weighted-average useful lives from the date of purchase of 4.3 years, 5.9 years, and 4.2 years. Amortization expense of acquisition-related intangible assets for the years ended December 31, 2008, 2009, and 2010 was $280 million, $266 million, and $314 million. As of December 31, 2010, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions):

2011	$344
2012	285
2013	184
2014	131
2015	41
Thereafter	59

$1,044

Note 10.    Interest and Other Income, Net

The components of interest and other income, net are as follows (in millions):

	Year Ended December 31,
	2008	2009	2010
Interest income	$390	$230	$579
Realized gains on marketable securities, net	94	97	185
Foreign currency exchange losses, net	(172)	(260)	(355)
Other	4	2	6

Interest and other income, net	$316	$69	$415

Note 11.    Comprehensive Income

The changes in the components of comprehensive income are as follows (in millions):

	Year Ended December 31,
	2008	2009	2010
Net income	$4,227	$6,520	$8,505
Change in unrealized gains (losses) on available-for-sale investments, net of taxes(1)	(12)	2	81
Change in foreign currency translation adjustment	(84)	77	(124)
Change in unrealized gains on cash flow hedges, net of taxes(2)	210	(201)	76

Total comprehensive income	$4,341	$6,398	$8,538

(1)	Change in unrealized gains (losses) on available-for-sale investments is recorded net of taxes of $9 million, $6 million, and $52 million for the years ended December 31, 2008, 2009, and 2010.
(2)	Change in unrealized gains on cash flow hedges is recorded net of taxes of $144 million, $138 million, and $52 million for the years ended December 31, 2008, 2009, and 2010.

The components of accumulated other comprehensive income are as follows (in millions):

	As of December 31,
	2009	2010
Unrealized net gains on available-for-sale investments, net of taxes	$13	$94
Foreign currency translation adjustment	83	(41)
Unrealized gains on cash flow hedges, net of taxes	9	85

Accumulated other comprehensive income	$105	$138

Note 12.    Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring between 2011 and 2063. We are committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

At December 31, 2010, future minimum payments under non-cancelable operating leases, along with sublease income amounts, were as follows over each of the next five years and thereafter (in millions):

	Operating Leases	Sub-lease Income	Net Operating Leases
2011	$323	$13	$310
2012	319	16	303
2013	279	15	264
2014	223	14	209
2015	189	13	176
Thereafter	1,058	15	1,043

Total minimum payments required	$2,391	$86	$2,305

Certain leases have adjustments for market provisions. Amounts in the above table represent our best estimates of future payments to be made under these leases. In addition, the above table does not include future rental income of $812 million related to the leases that we assumed in connection with our purchase of an office building in New York City. Rent expense under operating leases, including co-location arrangements, was $314 million, $323 million, and $293 million in 2008, 2009, and 2010.

Purchase Obligations

We had $565 million of other non-cancelable contractual obligations, principally for data center activities, and $2.4 billion of open purchase orders for which we had not received the related services or goods at December 31, 2010. We have the right to cancel these open purchase orders prior to the date of delivery.

Letters of Credit

At December 31, 2010, we had unused letters of credit for $65 million.

Indemnifications

In the normal course of business to facilitate transactions of our services and products, we indemnify certain parties, including advertisers, Google Network members, and lessors with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to determine the maximum potential amount under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, the payments we have made under these agreements have not had a material impact on our operating results, financial position, or cash flows.

Legal Matters

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google WebSearch, Google AdWords, Google AdSense, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also result in a change in our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

In addition, many of our agreements with our customers and partners require us to indemnify them for certain intellectual property infringement claims against them, which would increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Furthermore, such customers and partners may discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business.

We are also involved in other claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, competition and antitrust matters, privacy matters, tax matters, labor and employment claims, commercial claims, and other matters.

Although the results of such claims, suits, government investigations, and proceedings cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

Income Taxes

We are under audit by the IRS and various other tax authorities. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Note 13.    Stockholders’ Equity

Convertible Preferred Stock

Our Board of Directors has authorized 100,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2009 and 2010, there were no shares issued or outstanding.

Class A and Class B Common Stock

Our Board of Directors has authorized two classes of common stock, Class A and Class B. At December 31, 2010, there were 6,000,000,000 and 3,000,000,000 shares authorized and there were 250,413,518 and 70,887,939 shares outstanding of Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan, and plans assumed through acquisitions, all of which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options are generally granted for a term of 10 years. Except for options granted pursuant to our stock option exchange program completed in March 2009 (the Exchange), options granted under the Stock Plans generally vest 25% after the first year of service and ratably each month over the remaining 36-month period contingent upon employment with us on the vesting date. Options granted under Stock Plans other than the 2004 Stock Plan may be exercised prior to vesting.

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

At December 31, 2009 and December 31, 2010, there were 27,042,948 and 27,329,837 shares of common stock reserved for future issuance under our Stock Plans.

We estimated the fair value of each option award on the date of grant using the BSM option pricing model. Our assumptions about stock-price volatility have been based exclusively on the implied volatilities of publicly traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees. We estimate the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted (excluding options granted in connection with the Exchange discussed below) in the periods presented:

	Year Ended December 31,
	2008	2009	2010
Risk-free interest rate	3.2%	2.6%	1.9%
Expected volatility	35%	37%	35%
Expected life (in years)	5.3	5.8	5.4
Dividend yield	0	0	0
Weighted-average estimated fair value of options granted during the year	$203.58	$160.63	$216.43

The following table summarizes the activities for our options for the year ended December 31, 2010:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Balance at December 31, 2009	12,776,488	$298.73
Options granted	1,743,195	$464.08
Exercised	(2,518,223)	$259.95
Canceled/forfeited	(476,038)	$357.52

Balance at December 31, 2010	11,525,422	$330.24	6.3	$3,040

Vested and exercisable as of December 31, 2010	6,004,433	$283.46	5.8	$1,865
Vested and exercisable as of December 31, 2010 and expected to vest thereafter(2)	10,950,756	$327.58	6.3	$2,918

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $593.97 of our Class A common stock on December 31, 2010.

(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and exercisable and vested stock options and warrants at December 31, 2010:

	Options Outstanding			Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.30–$94.80	499,527	3.9	$27.27	493,309	$26.71	436,755	$22.86
$117.84–$198.41	633,703	3.5	$177.44	633,703	$177.44	633,703	$177.44
$205.96–$298.86	685,001	4.1	$275.04	676,446	$274.87	676,446	$274.87
$300.97–$399.00	6,999,888	6.1	$309.65	3,765,387	$309.79	3,765,387	$309.79
$401.78–$499.07	1,063,372	7.9	$438.35	382,125	$437.31	382,125	$437.31
$500.03–$594.97	1,602,979	9.2	$519.50	107,771	$543.97	107,771	$543.97
$605.49–$699.35	40,872	9.6	$614.14	2,186	$633.85	2,186	$633.85
$710.84	80	7.0	$710.84	60	$710.84	60	$710.84

$0.30–$710.84	11,525,422	6.3	$330.24	6,060,987	$281.34	6,004,433	$283.46

The above tables include approximately 1.1 million warrants held by selected financial institutions that were options purchased from employees under our TSO program, with a weighted-average exercise price of $319.54 and a weighted-average remaining life of 1.2 years.

The total grant date fair value of stock options vested during 2008, 2009, and 2010 was $693 million, $690 million, and $690 million. The aggregate intrinsic value of all options and warrants exercised during 2008, 2009, and 2010 was $503 million, $566 million, and $794 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During 2010, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 747,647 at a total value of $173 million, or an average of $231.81 per share, including an average premium of $20.11 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In March 2009, we completed an offer to exchange certain employee stock options issued under our 2004 Stock Plan. Certain previously granted options were exchanged for new options with a lower exercise price granted on a one-for-one basis. Options for an aggregate of approximately 7.6 million shares of our Class A common stock were exchanged. Options granted pursuant to the Exchange have an exercise price of $308.57 per share, the closing price of our Class A common stock as reported by the Nasdaq Global Select Market on March 6, 2009. Options granted pursuant to the Exchange have a new vesting schedule determined by adding 12 months to each vesting date under the exchanged options’ original vesting schedule. In addition, new options will vest no sooner than six months after the date of the Exchange. The Exchange resulted in a modification charge of approximately $360 million which is being recognized over the vesting periods of the new options. These vesting periods range from six months to five years. We recorded approximately $103 million and $86 million of the modification charge during 2009 and 2010.

As of December 31, 2010, there was $889 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested RSUs and restricted shares for the year ended December 31, 2010:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2009	4,626,487	$492.42
Granted	4,134,758	$518.18
Vested	(1,748,951)	$493.32
Canceled	(340,323)	$474.24

Unvested at December 31, 2010	6,671,971	$509.04

Expected to vest after December 31, 2010(1)	5,978,086	$509.04

(1)	RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of December 31, 2010, there was $2,606 million of unrecognized compensation cost related to employee unvested RSUs and restricted shares. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 14.    401(k) Plan

We have a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 60% of their eligible compensation, subject to certain limitations. Employee and our contributions are fully vested when contributed. We contributed approximately $73 million, $83 million, and $100 million during 2008, 2009, and 2010.

Note 15.    Income Taxes

Income before income taxes included income from domestic operations of $2,059 million, $3,579 million, and $4,948 million for 2008, 2009, and 2010, and income from foreign operations of $3,794 million, $4,802 million, and $5,848 million for 2008, 2009, and 2010. Substantially all of the income from foreign operations was earned by an Irish subsidiary.

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2008	2009	2010
Current:
Federal	$1,348	$1,531	$1,657
State	468	450	458
Foreign	91	148	167

Total	1,907	2,129	2,282

Deferred:
Federal	(198)	(273)	(25)
State	(63)	13	47
Foreign	(20)	(8)	(13)

Total	(281)	(268)	9

Provision for income taxes	$1,626	$1,861	$2,291

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in millions):

	Year ended December 31,
	2008	2009	2010
Expected provision at federal statutory tax rate (35%)	$2,049	$2,933	$3,779
State taxes, net of federal benefit	263	302	322
Stock-based compensation expense	91	63	79
Change in valuation allowance	313	(41)	(34)
Foreign rate differential	(1,020)	(1,339)	(1,769)
Federal research credit	(52)	(56)	(84)
Tax exempt interest	(52)	(15)	(12)
Other permanent differences	34	14	10

Provision for income taxes	$1,626	$1,861	$2,291

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2010 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2010, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $17.5 billion. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2009	2010
Deferred tax assets:
Stock-based compensation expense	$274	$299
State taxes	162	207
Capital loss from impairment of equity investments	420	292
Settlement with the Authors Guild and AAP	39	39
Depreciation and amortization	135	20
Vacation accruals	27	35
Deferred rent	44	34
Accruals and reserves not currently deductible	216	42
Unrealized losses on investments and other	52	95
Acquired net operating losses	61	132
Other	17	26

Total deferred tax assets	1,447	1,221
Valuation allowance	(326)	(292)

Total deferred tax assets net of valuation allowance	1,120	929
Deferred tax liabilities:
Identified intangibles	(210)	(308)
Other prepaids	0	(95)
Other	(3)	(2)

Total deferred tax liabilities	(213)	(405)

Net deferred tax assets	$907	$524

As of December 31, 2010, our federal and state net operating loss carryforwards for income tax purposes were approximately $362 million and $252 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2018 and the state net operating loss carryforwards will begin to expire in 2015. The net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code.

In 2008, we recorded an impairment charge of $1.1 billion related primarily to our investments in AOL and Clearwire. For income tax purposes, the impairment would generate an equal amount of capital loss when recognized, a portion of which was recognized in 2009. As of December 31, 2010, our federal and state capital loss carryforwards for income tax purposes were approximately $682 million and $936 million. If not utilized, the recognized federal and state capital losses of $327 million and $581 million will begin to expire in 2014. We believe it is more likely than not that a portion of the capital loss carryforwards will not be realized. Therefore, we have recorded a valuation allowance on both our federal and state capital loss carryforwards in the amount of $292 million. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2008 to December 31, 2010 (in millions):

Balance as of January 1, 2008	$387
Increases related to prior year tax positions	112
Decreases related to prior year tax positions	(15)
Increases related to current year tax positions	237

Balance as of December 31, 2008	721
Increases related to prior year tax positions	222
Decreases related to prior year tax positions	(1)
Increases related to current year tax positions	246

Balance as of December 31, 2009	1,188
Increases related to prior year tax positions	37
Decreases related to prior year tax positions	(197)
Decreases relating to settlement with tax authorities	(47)
Decreases as a result of a lapse of applicable statute of limitation	(97)
Increases related to current year tax positions	256

Balance as of December 31, 2010	$1,140

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $561 million, $814 million, and $951 million as of December 31, 2008, 2009 and 2010.

As of December 31, 2009 and 2010, we had accrued $100 million and $97 million for payment of interest and penalties. Interest and penalties included in our provision for income taxes were not material in all the periods presented.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. During the three months ended December 31, 2007, the IRS completed its examination of our 2003 and 2004 tax years. We have filed an appeal with the IRS for certain issues related to this audit and no resolution of the issues has been achieved at this time but we believe we have adequately provided for these items and any adverse results would have an immaterial impact on our unrecognized tax benefit balance within the next 12 months. The IRS has completed its examination of our 2005 and 2006 tax years. As a result, we settled and released certain tax reserves in the three months ended September 30, 2010. The IRS commenced its examination of our 2007 and 2008 tax years in early 2010. We do not expect the examination to be completed within the next 12 months. Therefore, we do not anticipate any significant impact to our unrecognized tax benefit balance in 2011, related to our 2007 and 2008 tax years.

Our 2009 and 2010 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2003 through 2010 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are various other ongoing audits in various other jurisdictions that are not material to our financial statements.

Note 16.    Information about Geographic Areas

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

Revenues by geography are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2008	2009	2010
Revenues:
United States	$10,636	$11,194	$14,056
United Kingdom	3,038	2,986	3,329
Rest of the world	8,122	9,471	11,936

Total revenues	$21,796	$23,651	$29,321

	As of December 31,
	2009	2010
Long-lived assets:
United States	$9,432	$14,000
International	1,898	2,289

Total long-lived assets	$11,330	$16,289

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2010, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2010. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2010 (2011 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year
	(In millions)
Year ended December 31, 2008	$33	$161	$(114)	$80
Year ended December 31, 2009	$80	$149	$(150)	$79
Year ended December 31, 2010	$79	$200	$(178)	$101

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues.

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 11, 2011

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

Signature	Title	Date
/S/ ERIC E. SCHMIDT Eric E. Schmidt	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 11, 2011

/S/ PATRICK PICHETTE Patrick Pichette	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2011

/S/ SERGEY BRIN Sergey Brin	President, Technology and Director	February 11, 2011

/S/ LARRY PAGE Larry Page	President, Products and Director	February 11, 2011

/S/ L. JOHN DOERR L. John Doerr	Director	February 11, 2011

John L. Hennessy	Director

Ann Mather	Director

/S/ PAUL S. OTELLINI Paul S. Otellini	Director	February 11, 2011

/S/ K. RAM SHRIRAM K. Ram Shriram	Director	February 11, 2011

/S/ SHIRLEY M. TILGHMAN	Director	February 11, 2011
Shirley M. Tilghman

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

1.01		Form of Distribution Agreement, dated April 20, 2007, among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (Distribution Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.01.1		Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

1.02		Form of Bidding Rules Agreement, dated April 20, 2007, among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (Bidding Rules Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.02.1		Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

3.01	*	Third Amended and Restated Certificate of Incorporation of Registrant, as filed on August 24, 2004

3.02	*	Amended and Restated Bylaws of Registrant, effective as of August 18, 2004

4.01		Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-114984)	August 18, 2004

4.02		Form of Warrant Agreement, dated April 20, 2007, among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (Warrant Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

4.02.1		Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-1, as amended (File No. 333-114984)	July 12, 2004

10.02	†	Amended and Restated License Agreement, dated October 13, 2003, by and between The Board of Trustees of the Leland Stanford Junior University and Google Inc.	Registration Statement on Form S-1, as amended (File No. 333-114984)	August 16, 2004

10.02.1		License Agreement, dated July 2, 2001, by and between The Board of Trustees of the Leland Stanford Junior University and Google Inc.	Registration Statement on Form S-1, as amended (File No. 333-114984)	August 18, 2004

10.03	©	Google Executive Bonus Plan	Current Report on Form 8-K (File No. 000-50726)	March 28, 2007

10.04	©	Letter Agreement, dated August 16, 2005, between Shirley M. Tilghman and Google Inc.	Current Report on Form 8-K (File No. 000-50726)	October 6, 2005

10.05	©	Offer Letter, dated June 6, 2008, between Patrick Pichette and Google Inc.	Current Report on Form 8-K (File No. 00050726)	June 25, 2008

10.06	©	1998 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.06.1	©	1998 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.07	©	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.07.1	©	2000 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.08	©	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.08.1	©	2003 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.09	©	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.09.1	©	2003 Stock Plan (No. 2)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.10	©	2003 Stock Plan (No. 3), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.10.1	©	2003 Stock Plan (No. 3)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.11	©	2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	May 17, 2010

10.11.1	©	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.11.2	©	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.11.3	©	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007
10.11.4	©	2004 Stock Plan—Form of stock option agreement (TSO Program)	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007
10.12	©	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010
10.13	©	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.14	©	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008
10.15	©	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.16	©	Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004
10.17	©	YouTube, Inc. 2005 Stock Plan	Registration Statement on Form S-8 (File No. 333-138848)	November 20, 2006
21.01	*	Subsidiaries of the Registrant
23.01	*	Consent of Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	**	XBRL Instance Document
101.SCH	**	XBRL Taxonomy Extension Schema Document
101.CAL	**	XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
101.DEF	**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	**	XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract, or arrangement.
†	Confidential treatment has been requested for portions of this exhibit.
*	Filed herewith.
‡	Furnished herewith.
**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.