Form 10-Q
period 2011-03-31
Google Inc.
filed 2011-05-10
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

At May 2, 2011, there were 252,993,468 shares of Google’s Class A common stock outstanding and 69,258,357 shares of Google’s Class B common stock outstanding.

Google Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2011

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

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

•	our potential resolution of a Department of Justice investigation;

•	the fact that traffic acquisition costs will fluctuate in the future;

•	continued investments in international markets;

•	our future compensation expenses;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements; and

•	fluctuations in our capital expenditures;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

	As of December 31, 2010	As of March 31, 2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,630	$12,415
Marketable securities	21,345	24,260

Total cash, cash equivalents, and marketable securities (including securities loaned of $4,031 and $4,484)	34,975	36,675
Accounts receivable, net of allowance of $101 and $133	4,252	4,216
Receivable under reverse repurchase agreements	750	575
Deferred income taxes, net	259	320
Income taxes receivable, net	0	27
Prepaid revenue share, expenses and other assets	1,326	1,497

Total current assets	41,562	43,310
Prepaid revenue share, expenses and other assets, non-current	442	390
Deferred income taxes, net, non-current	265	21
Non-marketable equity securities	523	666
Property and equipment, net	7,759	8,249
Intangible assets, net	1,044	1,016
Goodwill	6,256	6,308

Total assets	$57,851	$59,960

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$483	$516
Short-term debt	3,465	3,216
Accrued compensation and benefits	1,410	945
Accrued expenses and other current liabilities	961	1,464
Accrued revenue share	885	871
Securities lending payable	2,361	1,880
Deferred revenue	394	440
Income taxes payable, net	37	0

Total current liabilities	9,996	9,332
Deferred revenue, non-current	35	32
Income taxes payable, non-current	1,200	1,322
Other long-term liabilities	379	423
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized; 321,301 (Class A 250,413, Class B 70,888) and par value of $321 (Class A $250, Class B $71) and 322,127 (Class A 252,670, Class B 69,457) and par value of $322 (Class A $253, Class B $69) shares issued and outstanding	18,235	18,804
Accumulated other comprehensive income	138	381
Retained earnings	27,868	29,666

Total stockholders’ equity	46,241	48,851

Total liabilities and stockholders’ equity	$57,851	$59,960

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Revenues	$6,775	$8,575
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $6 and $49)	2,452	2,936
Research and development (including stock-based compensation expense of $191 and $237)	818	1,226
Sales and marketing (including stock-based compensation expense of $54 and $78)	607	1,026
General and administrative (including stock-based compensation expense of $40 and $68)	410	591
Charge related to potential resolution of Department of Justice investigation	0	500

Total costs and expenses	4,287	6,279

Income from operations	2,488	2,296
Interest and other income, net	18	96

Income before income taxes	2,506	2,392
Provision for income taxes	551	594

Net income	$1,955	$1,798

Net income per share of Class A and Class B common stock:
Basic	$6.15	$5.59

Diluted	$6.06	$5.51

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Operating activities
Net income	$1,955	$1,798
Adjustments:
Depreciation and amortization of property and equipment	264	301
Amortization of intangible and other assets	67	100
Stock-based compensation expense	291	432
Excess tax benefits from stock-based award activities	(12)	(24)
Deferred income taxes	(13)	289
Other	2	36
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	46	181
Income taxes, net	381	73
Prepaid revenue share, expenses and other assets	(157)	(78)
Accounts payable	120	27
Accrued expenses and other liabilities	(394)	37
Accrued revenue share	23	(33)
Deferred revenue	11	33

Net cash provided by operating activities	2,584	3,172

Investing activities
Purchases of property and equipment	(239)	(890)
Purchases of marketable securities	(12,487)	(7,591)
Maturities and sales of marketable securities	9,495	4,645
Investments in non-marketable equity securities	(3)	(131)
Cash collateral returned from securities lending	0	(481)
Maturities of reverse repurchase agreements	0	175
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(190)	(148)

Net cash used in investing activities	(3,424)	(4,421)

Financing activities
Net proceeds (payments) related to stock-based award activities	(38)	116
Excess tax benefits from stock-based award activities	12	24
Repurchase of common stock in connection with an acquisition	(97)	0
Proceeds from issuance of short-term debt	0	2,184
Repayment of short-term debt	0	(2,435)

Net cash used in financing activities	(123)	(111)

Effect of exchange rate changes on cash and cash equivalents	(43)	145

Net decrease in cash and cash equivalents	(1,006)	(1,215)
Cash and cash equivalents at beginning of year	10,198	13,630

Cash and cash equivalents at end of period	$9,192	$12,415

Supplemental disclosures of cash flow information
Cash paid for income taxes	$179	$210

Non-cash financing activity:
Fair value of common stock issued in connection with an acquisition	$95	$0

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of March 31, 2011, the Consolidated Statements of Income for the three months ended March 31, 2010 and 2011, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2010 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2011, our results of operations for the three months ended March 31, 2010 and 2011, and our cash flows for the three months ended March 31, 2010 and 2011. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 11, 2011.

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

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	For the Three Months Ended March 31,
	2010		2011
	(unaudited)
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,501	$454	$1,406	$392
Denominator
Weighted-average common shares outstanding	244,099	73,796	251,355	70,172

Number of shares used in per share computation	244,099	73,796	251,355	70,172

Basic net income per share	$6.15	$6.15	$5.59	$5.59

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,501	$454	$1,406	$392
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	454	0	392	0
Reallocation of undistributed earnings to Class B shares	0	(6)	0	(5)

Allocation of undistributed earnings	$1,955	$448	$1,798	$387
Denominator
Number of shares used in basic computation	244,099	73,796	251,355	70,172
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	73,796	0	70,172	0
Employee stock options, including warrants issued under Transferable Stock Option program	3,591	82	3,327	55
Restricted shares and restricted stock units	1,122	0	1,529	0

Number of shares used in per share computation	322,608	73,878	326,383	70,227

Diluted net income per share	$6.06	$6.06	$5.51	$5.51

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consist of the following (in millions):

	As of December 31, 2010	As of March 31, 2011
		(unaudited)
Cash and cash equivalents:
Cash	$4,652	$5,040
Cash equivalents:
Time deposits	973	549
Money market and other funds(1)	7,547	6,672
U.S. government notes	300	1
Foreign government bonds	150	153
Corporate debt securities	8	0

Total cash and cash equivalents	13,630	12,415

Marketable securities:
Time deposits	304	252
Money market mutual funds	3	1
U.S. government agencies	1,857	1,835
U.S. government notes	3,930	4,901
Foreign government bonds	1,172	1,626
Municipal securities	2,503	2,563
Corporate debt securities	5,742	6,810
Agency residential mortgage-backed securities	5,673	6,098
Marketable equity security	161	174

Total marketable securities	21,345	24,260

Total cash, cash equivalents, and marketable securities	$34,975	$36,675

(1)

The balances at December 31, 2010 and March 31, 2011 include $1.6 billion and $1.3 billion of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$304	$0	$0	$304
Money market mutual funds	3	0	0	3
U.S. government agencies	1,864	1	(8)	1,857
U.S. government notes	3,950	30	(50)	3,930
Foreign government bonds	1,154	23	(5)	1,172
Municipal securities	2,492	16	(5)	2,503
Corporate debt securities	5,600	167	(25)	5,742
Agency residential mortgage-backed securities	5,649	56	(32)	5,673
Marketable equity security	150	11	0	161

Total	$21,166	$304	$(125)	$21,345

	As of March 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$252	$0	$0	$252
Money market mutual funds	1	0	0	1
U.S. government agencies	1,846	0	(11)	1,835
U.S. government notes	4,938	20	(57)	4,901
Foreign government bonds	1,618	20	(12)	1,626
Municipal securities	2,548	17	(2)	2,563
Corporate debt securities	6,677	166	(33)	6,810
Agency residential mortgage-backed securities	6,090	51	(43)	6,098
Marketable equity security	150	24	0	174

Total	$24,120	$298	$(158)	$24,260

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2010 and March 31, 2011.

We recognized gross realized gains of $28 million and $41 million for the three months ended March 31, 2010 and 2011. Gross realized losses were not material for the three months ended March 31, 2010. We recognized gross realized losses of $14 million for the three months ended March 31, 2011. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities, designated as available-for-sale and classified by the contractual maturity date of the security (in millions):

As of March 31, 2011
(unaudited)
Due in 1 year	$2,953
Due in 1 year through 5 years	6,632
Due in 5 years through 10 years	5,986
Due after 10 years	8,515

Total	$24,086

The following tables present fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2010 and March 31, 2011 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$831	$(8)
U.S. government notes	2,225	(50)
Foreign government bonds	129	(5)
Municipal securities	962	(5)
Corporate debt securities	1,061	(25)
Agency mortgage-backed securities	1,675	(32)

Total	$6,883	$(125)

	As of March 31, 2011
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
	(unaudited)
U.S. government agencies	$1,030	$(11)
U.S. government notes	2,673	(57)
Foreign government bonds	910	(12)
Municipal securities	734	(2)
Corporate debt securities	1,908	(33)
Agency mortgage-backed securities	2,055	(43)

Total	$9,310	$(158)

As of December 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for a period of 12 months or greater. As of March 31, 2011, our investments in marketable securities that were in an unrealized loss position for a period of 12 months or greater was not material.

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

Note 4. Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of March 31, 2011, we had $2.7 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.3% that matures at various dates through November 2011. The estimated fair value of the commercial paper approximates its carrying value. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring on June 30, 2013. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2011, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of March 31, 2011.

Additionally, as of March 31, 2011, we had $468 million outstanding under a secured promissory note with an interest rate of 1.0% that matures in December 2011. Proceeds of this note were used for the acquisition of an office building in New York City.

Note 5. Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. We use exchange-traded interest rate futures contracts to hedge interest rate exposures on certain fixed income securities. Our program is not designated for trading or speculative purposes.

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

At March 31, 2011, the effective portion of our cash flow hedges before tax effect was $21 million, of which $13 million is expected to be reclassified from AOCI to revenues within the next 12 months.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €3.0 billion (or approximately $4.1 billion) and €3.0 billion (or approximately $4.0 billion) at December 31, 2010 and March 31, 2011; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.5 billion (or approximately $2.3 billion) and £1.5 billion (or approximately $2.4 billion) at December 31, 2010 and March 31, 2011; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$407 million (or approximately $382 million) and C$441 million (or approximately $426 million) at December 31, 2010 and March 31, 2011. These foreign exchange options have maturities of 36 months or less. We have not designated any other foreign exchange contracts as cash flow hedges.

Fair Value Hedges

We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $787 million and $873 million at December 31, 2010 and March 31, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $1.5 billion at December 31, 2010 and March 31, 2011. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $84 million and $126 million at December 31, 2010 and March 31, 2011. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €991 million (or approximately $1.3 billion) and €1.0 billion (or approximately $1.5 billion) at December 31, 2010 and March 31, 2011. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €6 million (or approximately $8 million) and €44 million (or approximately $62 million) at December 31, 2010 and March 31, 2011.

We also use exchange-traded interest rate futures contracts which are not designated as hedging instruments to hedge interest rate risks on certain fixed income securities. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. As of March 31, 2011, the total notional amounts of interest rate futures contracts outstanding were $50 million.

At December 31, 2010 and March 31, 2011, the fair values of our outstanding derivative instruments were (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2010	As of March 31, 2011
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$330	$178
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	12	1
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	0	1

Total		$342	$180

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$5	$10
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	3	0

Total		$8	$10

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three months ended March 31, 2010 and 2011 is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivative Before Tax Effect (Effective Portion)
	Three Months Ended March 31,
	2010	2011
	(unaudited)
Foreign exchange option contracts	$179	$(109)

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
	Location	2010	2011
		(unaudited)
Foreign exchange option contracts	Revenues	$10	$14

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivative (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Three Months Ended March 31,
	Location	2010	2011
		(unaudited)
Foreign exchange option contracts	Interest and other income, net	$(98)	$(113)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income for the three months ended March 31, 2010 and 2011 is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship		Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended March 31,
	Location	2010	2011
		(unaudited)
Foreign exchange forward contracts	Interest and other income, net	$6	$(38)
Hedged item	Interest and other income, net	(6)	35

Total		$0	$(3)

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were none and $3 million for the three months ended March 31, 2010 and 2011.

The effect of derivative instruments not designated as hedging instruments on income for the three months ended March 31, 2010 and 2011 is summarized below (in millions):

Derivatives not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivative
		Three Months Ended March 31,
	Location	2010	2011
		(unaudited)
Foreign exchange forward contracts	Interest and other income, net	$97	$7

Note 6. Fair Value Measurements

We measure our cash equivalents, marketable securities, Auction Rate Securities (ARS), foreign currency and interest rate derivative contracts at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 - Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our investments in ARS within Level 3 because they are valued using valuation techniques (see below). Some of the inputs to these models are unobservable in the market and are significant. We classify our foreign currency and interest rate derivative contracts within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

	As of December 31, 2010	Fair value measurement at reporting date using
Description		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$973	$0	$973		$0
Money market and other funds	7,547	5,936	1,611	(1)	0
U.S. government notes	300	300	0		0
Foreign government bonds	150	0	150		0
Corporate debt securities	8	0	8		0
Marketable securities:
Time deposits	304	0	304		0
Money market mutual funds	3	0	3		0
U.S. government agencies	1,857	0	1,857		0
U.S. government notes	3,930	3,930	0		0
Foreign government bonds	1,172	0	1,172		0
Municipal securities	2,503	0	2,503		0
Corporate debt securities	5,742	0	5,742		0
Agency residential mortgage-backed securities	5,673	0	5,673		0
Marketable equity security	161	161	0		0
Derivative contracts	342	0	342		0
Auction rate securities	153	0	0		153

Total	$30,818	$10,327	$20,338		$153

Liabilities
Derivative contracts	$8	0	$8		0

Total	$8	$0	$8		$0

Description		Fair value measurement at reporting date using
	As of March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$549	$0	$549		$0
Money market and other funds	6,672	5,367	1,305	(1)	0
U.S. government notes	1	1	0		0
Foreign government bonds	153	0	153		0
Marketable securities:
Time deposit	252	0	252		0
Money market mutual funds	1	0	1		0
U.S. government agencies	1,835	0	1,835		0
U.S. government notes	4,901	4,901	0		0
Foreign government bonds	1,626	0	1,626		0
Municipal securities	2,563	0	2,563		0
Corporate debt securities	6,810	0	6,810		0
Agency residential mortgage-backed securities	6,098	0	6,098		0
Marketable equity security	174	174	0		0
Derivative contracts	180	0	180		0
Auction rate securities	137	0	0		137

Total	$31,952	$10,443	$21,372		$137

Liabilities
Derivative contracts	$10	$0	$10		$0

Total	$10	$0	$10		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

At March 31, 2011, we held $137 million of ARS. Historically, these securities have provided liquidity through a Dutch auction process. However, these auctions began to fail in the first quarter of 2008. To estimate their fair values at March 31, 2011, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted-average interest rate of 3.1% per annum, which is based on the forward swap curve at the end of March 2011 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 1,600 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and further adjusted by up to 400 basis points to reflect a discount for the liquidity risk associated with these investments due to the lack of an active market.

At March 31, 2011, the estimated fair value of these ARS was $19 million less than their costs. As we have no intent to sell these ARS and it is more likely than not that we will not be required to sell these ARS prior to recovery of our entire cost basis, we concluded the decline in the fair value was temporary and recorded the unrealized loss to AOCI on the accompanying Consolidated Balance Sheet at March 31, 2011. To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at March 31, 2011.

The following table presents a reconciliation for our ARS measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three months ended March 31, 2010 and 2011 (in millions):

Level 3
(unaudited)
Balance at December 31, 2009	$182
Change in unrealized loss included in other comprehensive income	1
Settlements	(2)

Balance at March 31, 2010	$181

Level 3
(unaudited)
Balance at December 31, 2010	$153
Settlements	(16)

Balance at March 31, 2011	$137

Note 7. Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31, 2010	As of March 31, 2011
		(unaudited)
Information technology assets	$4,670	$5,165
Land and buildings	3,969	4,072
Construction in progress	2,329	2,493
Leasehold improvements	738	712
Furniture and fixtures	65	67

Total	11,771	12,509
Less accumulated depreciation and amortization	4,012	4,260

Property and equipment, net	$7,759	$8,249

Note 8. Acquisitions

During the three months ended March 31, 2011, we completed 15 acquisitions and purchases of intangible assets for a total cash consideration of approximately $141 million. These acquisitions were not material individually or in aggregate.

The following table summarizes the allocation of the purchase price for all the acquisitions completed during the three months ended March 31, 2011 (in millions):

Total
(unaudited)
Goodwill	$70
Patents and developed technology	54
Customer relationships	4
Trade names and other	9
Net assets acquired	2
Deferred tax assets	2

Total	$141

For all acquisitions completed during the three months ended March 31, 2011, patents and developed technology have a weighted-average useful life of 3.7 years, customer relationships have a weighted-average useful life of 3.0 years and trade names and other have a weighted-average useful life of 3.4 years. The amount of goodwill expected to be deductible for tax purposes is $1 million.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the three months ended March 31, 2011 are as follows (in millions, unaudited):

Balance as of December 31, 2010	$6,256
Goodwill acquired	70
Goodwill adjustment	(18)

Balance as of March 31, 2011	$6,308

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in millions):

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$915	$506	$409
Customer relationships	950	400	550
Trade names and other	283	198	85

Total	$2,148	$1,104	$1,044

	As of March 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$969	$547	$422
Customer relationships	954	441	513
Trade names and other	293	212	81

Total	$2,216	$1,200	$1,016

Amortization expense of acquisition-related intangible assets for the three months ended March 31, 2010 and 2011 was $63 million and $95 million. As of March 31, 2011, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in millions, unaudited):

Remainder of 2011	$266
2012	301
2013	198
2014	139
2015	45
2016	55
Thereafter	12

$1,016

Note 10. Interest and Other Income, Net

The components of interest and other income, net are as follows (in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Interest income	$95	$190
Realized gains on marketable securities, net	25	27
Foreign currency exchange losses, net	(105)	(128)
Other	3	7

Interest and other income, net	$18	$96

Note 11. Comprehensive Income

The changes in the components of comprehensive income are as follows (in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Net income	$1,955	$1,798
Change in unrealized gains on available-for-sale investments, net of taxes(1)	42	(22)
Change in foreign currency translation adjustment	(84)	337
Change in unrealized gains on cash flow hedges, net of taxes(2)	100	(72)

Total comprehensive income	$2,013	$2,041

(1)	Change in unrealized gains on available-for-sale investments is recorded net of taxes of $2 million and $17 million for the three months ended March 31, 2010 and 2011.
(2)	Change in unrealized gains on cash flow hedges is recorded net of taxes of $69 million and $51 million for the three months ended March 31, 2010 and 2011.

The components of AOCI are as follows (in millions):

	As of December 31, 2010	As of March 31, 2011
		(unaudited)
Unrealized net gains on available-for-sale investments, net of taxes	$94	$72
Foreign currency translation adjustment	(41)	296
Unrealized gains on cash flow hedges, net of taxes	85	13

Accumulated other comprehensive income	$138	$381

Note 12. Contingencies

Legal Matters

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google WebSearch, Google AdWords, Google AdSense, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

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

We are also regularly involved in other claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, competition and antitrust matters, privacy matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users and other matters.

Although the results of such claims, suits, government investigations, and proceedings cannot be predicted with certainty, we believe that the final outcome of the matters discussed above will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

EPA Investigation

In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data center facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. We are cooperating with the EPA and have provided documents and other materials. The EPA investigation could result in fines, civil or criminal penalties, or other adverse consequences. We believe this matter will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

Department of Justice Investigation (Advertising)

Please see Note 16 “Subsequent Events” for a description of this matter, which is incorporated herein by reference.

Income Taxes

We are under audit by the Internal Revenue Service (IRS) and various other tax authorities. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.

Note 13. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Risk-free interest rate	2.6%	2.1%
Expected volatility	33%	35%
Expected life (in years)	5.9	5.1
Dividend yield	0	0
Weighted-average estimated fair value of options granted during the period	$198.10	$210.91

The following table summarizes the activities for our options for the three months ended March 31, 2011:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2010	11,525,422	$330.24
Granted	196,102	$612.14
Exercised	(753,859)	$290.28
Forfeited/canceled	(57,044)	$374.10

Balance at March 31, 2011	10,910,621	$337.83	6.3	$2,716

Vested and exercisable as of March 31, 2011	5,782,739	$286.16	5.6	$1,736
Vested and exercisable as of March 31, 2011 and expected to vest thereafter (2)	10,377,664	$334.84	6.3	$2,614

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $586.76 of our Class A common stock on March 31, 2011.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and vested and exercisable stock options and warrants at March 31, 2011:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	440,124	3.5	$26.90	435,161	$26.41	395,786	$22.43
$117.84–$198.41	586,217	3.2	$177.30	586,217	$177.30	586,217	$177.30
$205.96–$298.86	610,967	4.0	$274.59	603,667	$274.43	603,667	$274.43
$300.97–$399.00	6,443,512	5.9	$309.64	3,680,826	$309.73	3,680,826	$309.73
$401.78–$499.07	1,031,415	7.6	$438.30	418,699	$437.08	418,699	$437.08
$500.03–$594.97	1,567,895	9.1	$519.13	95,443	$543.47	95,443	$543.47
$605.49–$699.35	230,411	9.8	$612.35	2,036	$631.57	2,036	$631.57
$710.84	80	6.7	$710.84	65	$710.84	65	$710.84

$0.30–$710.84	10,910,621	6.3	$337.83	5,822,114	$284.67	5,782,739	$286.16

The above tables include approximately 0.9 million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $317.70 and a weighted-average remaining life of 1.1 years.

The total grant date fair value of stock options vested during the three months ended March 31, 2010 and 2011 was $115 million and $127 million. The aggregate intrinsic value of all options and warrants exercised during the three months ended March 31, 2010 and 2011 was $47 million and $245 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the three months ended March 31, 2011, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 17,174 at a total value of $3 million, or an average price of $170.58 per share, including an average premium of $14.78 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

As of March 31, 2011, there was $816 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) and restricted shares for the three months ended March 31, 2011:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2010	6,671,971	$509.04
Granted	825,682	$606.01
Vested	(408,553)	$516.96
Forfeited/canceled	(74,561)	$537.37

Unvested at March 31, 2011	7,014,539	$519.88

Expected to vest after March 31, 2011 (1)	6,285,027	$519.88

(1)	RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of March 31, 2011, there was $2,947 million of unrecognized compensation cost related to employee unvested RSUs and restricted shares. This amount is expected to be recognized over a weighted-average period of 3.1 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 14. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits as of December 31, 2010 and March 31, 2011 were $1,140 million and $1,260 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $951 million and $1,057 million as of December 31, 2010 and March 31, 2011. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Note 15. Information about Geographic Areas

Our chief operating decision-makers (i.e., chief executive officer and certain of his direct reports) review financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. There are no segment managers who are held accountable by our chief operating decision-makers, or anyone else, for operations, operating results, and planning for levels or components below the consolidated unit level. Accordingly, we consider ourselves to be in a single reporting segment and operating unit structure.

Revenues by geography are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Revenues:
United States	$3,196	$4,005
United Kingdom	842	969
Rest of the world	2,737	3,601

Total revenues	$6,775	$8,575

	As of December 31, 2010	As of March 31, 2011
		(unaudited)
Long-lived assets:
United States	$14,000	$14,079
International	2,289	2,571

Total long-lived assets	$16,289	$16,650

Note 16. Subsequent Events

Acquisition of ITA Software, Inc.

On April 12, 2011, we completed the acquisition of ITA Software, Inc., a privately-held flight information software company, for approximately $700 million in cash, subject to adjustments.

Department of Justice Investigation (Advertising)

In May 2011, in connection with a potential resolution of an investigation by the United States Department of Justice into the use of Google advertising by certain advertisers, we accrued $500 million for the three month period ended March 31, 2011. Although we cannot predict the ultimate outcome of this matter, we believe it will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

How We Generate Revenue

Advertising revenues made up 96% and 97% of our revenues for the three months ended March 31, 2010 and 2011. We derive most of our additional revenues from offering display advertising management services to advertisers, ad agencies, and publishers, as well as licensing our enterprise products, search solutions, and web search technology.

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

We also continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring in 2011 and provide competitive compensation programs for our employees. For instance, effective January 1, 2011, we increased base salaries for all of our non-executive employees by 10%, as well as shifted a portion of the bonus into base salary. Our full-time employee headcount was 20,621 at March 31, 2010 and 26,316 at March 31, 2011. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.

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

Results of Operations

The following table presents our historical operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	36.2	34.2
Research and development	12.1	14.3
Sales and marketing	9.0	12.0
General and administrative	6.0	6.9
Charge related to potential resolution of Department of Justice investigation	0	5.8

Total costs and expenses	63.3	73.2

Income from operations	36.7	26.8
Interest and other income, net	0.3	1.1

Income before income taxes	37.0	27.9
Provision for income taxes	8.1	6.9

Net income	28.9%	21.0%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Advertising revenues:
Google websites	$4,439	$5,879
Google Network Members’ websites	2,036	2,427

Total advertising revenues	6,475	8,306
Other revenues	300	269

Revenues	$6,775	$8,575

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Advertising revenues:
Google websites	66%	69%
Google Network Members’ websites	30	28

Total advertising revenues	96	97
Google websites as % of advertising revenues	69	71
Google Network Members’ websites as % of advertising revenues	31	29
Other revenues	4%	3%

The increase in our revenues from the three months ended March 31, 2010 to the three months ended March 31, 2011 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites. The increase in advertising revenue for Google websites and Google Network Members’ websites from the three months ended March 31, 2010 to the three months ended March 31, 2011 resulted primarily from an increase in the number of paid clicks through our advertising programs and, to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, and the continued global expansion of our products, and our advertiser and user base, as well as an increase in the number of Google Network Members. The increase in the average cost-per-click paid by our advertisers was primarily driven by the increased spending from advertisers. In addition, the increase in advertising revenue for Google Network Members’ websites from the three months ended March 31, 2010 to the three months ended March 31, 2011 was partially offset by the loss of a search partnership, and to a lesser extent by a search quality improvement made during the first quarter of 2011.

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

Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 18% from the three months ended March 31, 2010 to the three months ended March 31, 2011. Average cost-per-click on Google websites and Google Network Members’ websites increased approximately 8% from the three months ended March 31, 2010 to the three months ended March 31, 2011. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

The decrease in other revenues from the three months ended March 31, 2010 to the three months ended March 31, 2011 resulted primarily from discontinuing the direct-to-consumer web store channel of distributing our Nexus One mobile phone beginning July 2010 which resulted in no revenues recognized associated with the subsequent sale of these phones.

Revenues by Geography

The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended March 31,
	2010	2011
	(unaudited)
United States	47%	47%
United Kingdom	13%	11%
Rest of the world	40%	42%

The decline in revenues from the United Kingdom as a percentage of consolidated revenues from the three months ended March 31, 2010 to the three months ended March 31, 2011 resulted primarily from a less robust economic recovery relative to the United States and rest of the world. The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from the three months ended March 31, 2010 to the three months ended March 31, 2011 resulted primarily from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for these international markets.

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Japanese yen and Australian dollar) from the three months ended March 31, 2010 to the three months ended March 31, 2011 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the rest of the world would have been approximately $28 million, or 1%, lower and our revenues from the United Kingdom would have been $5 million, or 1%, higher in the three months ended March 31, 2011. This is before consideration of hedging gains of $10 million recognized to revenues from the United Kingdom in the three months ended March 31, 2010 and hedging gains of $10 million and $4 million recognized to revenues from the rest of the world and the United Kingdom in the three months ended March 31, 2011.

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

The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Cost of revenues	$2,452	$2,936
Cost of revenues as a percentage of revenues	36.2%	34.2%

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$1,446	$1,701

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Traffic acquisition costs related to distribution arrangements	265	337

Traffic acquisition costs	$1,711	$2,038

Traffic acquisition costs as a percentage of advertising revenues	26.4%	24.5%

Cost of revenues increased $484 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. The increase was primarily related to an increase in traffic acquisition costs of $255 million resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $72 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our websites compared to our Google Network Members’ websites, more revenues realized from Google Network Members to whom we pay less revenue share, and, to a lesser extent, expiration of an AdSense arrangement under which we paid guaranteed minimum revenue share. In addition, there was an increase in data center costs of $79 million primarily resulting from the depreciation of additional information technology assets and data center buildings, and an increase in content acquisition costs of $68 million primarily related to content displayed on YouTube, partially offset by a decrease in mobile phone costs.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2011 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Research and development expenses	$818	$1,226
Research and development expenses as a percentage of revenues	12.1%	14.3%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $408 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase was primarily due to an increase in labor related costs of $274 million primarily as a result of a 26% increase in research and development headcount, including headcount from acquisitions, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in stock-based compensation expense of $46 million.

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2011 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Sales and marketing expenses	$607	$1,026
Sales and marketing expenses as a percentage of revenues	9.0%	12.0%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $419 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase was primarily due to an increase in advertising and promotional expenses of $183 million. In addition, there was an increase in labor related costs of $166 million primarily due to a 27% increase in sales and marketing headcount, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011.

We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2011 and future periods, as we expand our business globally, increase advertising and promotional expenditures in connection with new and existing products, and increase the level of service we provide to our advertisers, Google Network Members, and other partners.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
General and administrative expenses	$410	$591
General and administrative expenses as a percentage of revenues	6.0%	6.9%

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

General and administrative expenses increased $181 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase was primarily due to an increase in labor related costs of $76 million primarily as a result of a 27% increase in general and administrative headcount and a 10% increase in base salaries of non-executive employees effective January 1, 2011, as well as an increase in professional services of $57 million, the majority of which related to legal costs and consulting services. In addition, there was an increase in stock-based compensation expense of $28 million.

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2011 and future periods.

Charge Related to Potential Resolution of Department of Justice Investigation

In May 2011, in connection with a potential resolution of an investigation by the United States Department of Justice into the use of Google advertising by certain advertisers, we accrued $500 million for the three month period ended March 31, 2011. Although we cannot predict the ultimate outcome of this matter, we believe it will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Stock-based compensation	$291	$432
Stock-based compensation as a percentage of revenues	4.3%	5.0%

Stock-based compensation increased $141 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase was primarily due to additional stock awards issued to existing and new employees.

We estimate stock-based compensation to be approximately $1.7 billion in 2011 and $2.5 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after March 31, 2011 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net

Interest and other income, net increased $78 million from the three months ended March 31, 2010 to the three months ended March 31, 2011. This increase was primarily driven by an increase in interest income of $95 million due to an increase in our cash and investment balances and higher yields, partially offset by an increase in net foreign exchange related costs of $23 million.

The costs of our foreign exchange hedging activities that we recognized to interest and other income, net are primarily a function of the notional amount of the option and forward contracts and their related duration, and the movement of the foreign exchange rates relative to the strike prices of the contracts, as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in the remainder of 2011 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Provision for income taxes	$551	$594
Effective tax rate	22.0%	24.8%

Our provision for income taxes increased from the three months ended March 31, 2010 to the three months ended March 31, 2011, primarily as a result of increases in federal income taxes, driven by higher taxable income year over year. Our effective tax rate increased from the three months ended March 31, 2010 to the three months ended March 31, 2011, primarily as a result of a discrete item recognized related to the potential resolution of an investigation by the Department of Justice and proportionately more earnings expected to be realized in countries where we have higher statutory tax rates, partially offset by a decrease in state income taxes and higher research and development credit recognized in the three months ended March 31, 2011.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Three Months Ended March 31,
	2010	2011
	(unaudited)
Net cash provided by operating activities	$2,584	$3,172
Net cash used in investing activities	(3,424)	(4,421)
Net cash used in financing activities	(123)	(111)

At March 31, 2011, we had $36.7 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, including cash collateral received related to our securities lending program, mortgage-backed securities, and corporate securities.

As of March 31, 2011, $16.9 billion of the $36.7 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2010 and March 31, 2011, we had unused letters of credit for approximately $65 million and $43 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have established a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of March 31, 2011, we had $2.7 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.3% that matures at various dates through November 2011. Average commercial paper borrowings during the quarter were $2.8 billion, and the maximum amount of commercial paper borrowings outstanding during the quarter was $3.0 billion. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring on June 30, 2013. Interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2011, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of March 31, 2011.

Additionally, as of March 31, 2011, we had $468 million outstanding under a secured promissory note with an interest rate of 1.0% that matures in December 2011. Proceeds of this note were used for the acquisition of an office building in New York City.

Cash provided by operating activities in the three months ended March 31, 2011 was $3,172 million and consisted of net income of $1,798 million, adjustments for non-cash items of $1,134 million and cash provided by working capital and other activities of $240 million. Adjustments for non-cash items primarily consisted of $432 million of stock-based compensation expense, $301 million of depreciation and amortization expense on property and equipment, $289 million of deferred income taxes, and $100 million of amortization of intangible and other assets. In addition, the increase in cash from changes in working capital activities primarily consisted of a decrease in accounts receivable of $181 million due to the timing of billing processing and collections and a net increase in incomes taxes payable and deferred income taxes of $73 million. These increases were partially offset by an increase in prepaid revenue share, expenses and other assets of $78 million.

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

Cash used in investing activities in the three months ended March 31, 2011 of $4,421 million was primarily attributable to net purchases of marketable securities of $2,946 million, capital expenditures of $890 million related principally to our facilities, data centers and related equipment, and cash consideration used in acquisitions and other investments of $279 million. Also, in connection with our securities lending program, we returned $481 million of cash collateral and received $175 million from maturities of certain reverse repurchase agreements.

Cash used in investing activities in the three months ended March 31, 2010 of $3,424 million was attributable to net purchases of marketable securities of $2,992 million, capital expenditures of $239 million and cash consideration of used in acquisitions and other investments of $193 million.

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

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. On April 12, 2011, we completed the acquisition of ITA Software, Inc., a privately-held flight information software company, for approximately $700 million in cash, subject to adjustments. Further, on April 4, 2011, we made a bid to acquire Nortel’s patent portfolio in the bankruptcy auction for $900 million, which is the starting point against which others will bid prior to the auction.

Cash used in financing activities in the three months ended March 31, 2011 of $111 million was primarily driven by net payment of $251 million of short-term debt issued under our commercial paper program. This was partially offset by net proceeds from stock-based award activities of $116 million.

Cash used in financing activities in the three months ended March 31, 2010 of $123 million was primarily related to $97 million in stock repurchases pursuant to a Rule 10b5-1 trading plan in connection with our acquisition of On2 Technologies, Inc. In addition, we had net payments related to stock-based award activities of $38 million.

Contractual Obligations

We recorded long-term taxes payable of $123 million in the three months ended March 31, 2011 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements in accordance with U.S. GAAP. In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. The effective tax rates were 22.0% and 24.8% for the three months ended March 31, 2010 and 2011. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our results of operations, financial position and cash flows. See Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding legal contingencies.

Stock-Based Compensation

Our stock-based compensation expense is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not intended to be incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of AOCI and subsequently reclassified into revenues when the hedged revenues are recorded or as interest and other income, net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated or related to an ineffective portion of a hedge is recognized as interest and other income, net, immediately.

At December 31, 2010, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.0 billion (or approximately $4.1 billion) and $227 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.5 billion (or approximately $2.3 billion) and $97 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$407 million (or approximately $382 million) and $6 million. At March 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.0 billion (or approximately $4.0 billion) and $108 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.5 billion (or approximately $2.4 billion) and $63 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$441 million (or approximately $426 million) and $7 million. These foreign exchange options have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $21 million lower at March 31, 2011, and the total amount of expense recorded as interest and other income, net, would have been approximately $133 million higher in the three months ended March 31, 2011. If the U.S. dollar strengthened by 20%, the amount recorded in AOCI before tax effect would have been approximately $1.1 billion higher at March 31, 2011, and the total amount of expense recorded as interest and other income, net, would have been approximately $122 million higher in the three months ended March 31, 2011.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $1.5 billion at December 31, 2010 and March 31, 2011. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $84 million and $126 million at December 31, 2010 and March 31, 2011. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €991 million (or approximately $1.3 billion) and €1.0 billion (or approximately $1.5 billion) at December 31, 2010 and March 31, 2011. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €6 million (or approximately $8 million) and €44 million (or approximately $62 million) at December 31, 2010 and March 31, 2011.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $20 million and $11 million at December 31, 2010 and March 31, 2011. The adverse impact at December 31, 2010 and March 31, 2011 is after consideration of the offsetting effect of approximately $467 million and $482 million from forward exchange contracts in place for the months of December 2010 and March 2011. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, mortgage-backed securities, and corporate debt securities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. We use exchange-traded interest rate futures contracts to hedge interest rate risk of certain of our fixed income securities. Due in part to these factors, our income from investments may decrease in the future.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $895 million and $978 million at December 31, 2010 and March 31, 2011, after taking into consideration of the offsetting effect from interest rate futures contracts outstanding as of March 31, 2011.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material pending legal proceedings, please see Note 12 “Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock.

Risks Related to Our Business and Industry

We face intense competition.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rates could decline.

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

We generated 96% of our revenues in 2010 and 97% of our revenues in the three months ended March 31, 2011 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

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

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues and may subject us to increased regulatory scrutiny, particularly in the U.S. and Europe. Legislators and regulators, including those currently conducting investigations in the U.S. and Europe, may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business.

We are involved in legal proceedings that may result in adverse outcomes.

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, competition and antitrust matters, privacy matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. In addition, it is possible that a resolution of one or more such proceedings could result in substantial fines and penalties, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period.

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

A variety of existing U.S. and foreign laws could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users.

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

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google WebSearch, Google AdWords, Google AdSense, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

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

Regardless of the merits of the claims, intellectual property claims are often time consuming, expensive to litigate or settle, and cause significant diversion of management attention. To the extent such intellectual property infringement claims are successful, they may have an adverse effect on our business, consolidated financial position, results of operations, and cash flow.

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

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 52% of our total revenues in 2010 and 53% of our total revenues in the three months ended March 31, 2011, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business in international jurisdictions. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and anti-trust regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

Technologies have been developed (including by us) that can block the display of our ads and that provide tools to users to opt out of our advertising products. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages for our users. As a result, such technologies and tools could adversely affect our operating results.

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions where we have lower statutory tax rates and higher than anticipated in jurisdictions where we have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, in 2010, the price of our Class A common stock ranged from $433.63 per share to $630.85 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	Commentary by industry and market professionals about our products, strategies, and other matters affecting our business and results, regardless of its accuracy.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).

•	Short sales, hedging, and other derivative transactions on shares of our Class A common stock (including derivative transactions under our TSO program).

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2011, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 67% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

As a Delaware corporation, we are also subject to certain Delaware anti-takeover provisions. Under Delaware law, a corporation may not engage in a business combination with any holder of 15% or more of its outstanding voting stock unless the holder has held the stock for three years or, among other things, the board of directors has approved the transaction. Our board of directors could rely on Delaware law to prevent or delay an acquisition of us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended March 31, 2011:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period(1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
January 1-31	7,076	$1,205	$110	$458.37	$170.27	$15.50
February 1-28	10,098	$1,725	$144	$460.59	$170.79	$14.28
March 1-31	0	$0	$0	$0	$0	$0

Total (except weighted-average per share amounts)	17,174	$2,930	$254	$459.68	$170.58	$14.78

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

In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt) in our TSO program. There were no sales of TSOs by our executive officers during the three months ended March 31, 2011.

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

GOOGLE INC.

Date: May 10, 2011	By:	/s/ PATRICK PICHETTE
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