Form 10-Q
period 2011-06-30
Google Inc.
filed 2011-07-27
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

At July 21, 2011, there were 254,219,910 shares of Google’s Class A common stock outstanding and 68,667,853 shares of Google’s Class B common stock outstanding.

Google Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2011

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenue;

•	seasonal fluctuations in internet usage and traditional retail seasonality, which are likely to cause fluctuations in our quarterly results;

•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring, provide competitive compensation programs, and continue our current pace of acquisitions;

•	the potential for declines in our revenue growth rate;

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

•	our potential resolution of a Department of Justice investigation, and other pending investigations into our business practices;

•	our expectation that traffic acquisition costs will fluctuate in the future;

•	continued investments in international markets;

•	our future compensation expenses;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements; and

•	fluctuations in our capital expenditures;

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

“Google” and other trademarks of ours appearing in this report are our property. This report may contain additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts which are reflected in thousands,

and par value per share amounts)

	As of December 31, 2010	As of June 30, 2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,630	$10,320
Marketable securities	21,345	28,798

Total cash, cash equivalents, and marketable securities (including securities loaned of $4,031 and $4,977)	34,975	39,118
Accounts receivable, net of allowance of $101 and $140	4,252	4,476
Receivable under reverse repurchase agreements	750	1,020
Deferred income taxes, net	259	153
Income taxes receivable, net	0	347
Prepaid revenue share, expenses and other assets	1,326	1,328

Total current assets	41,562	46,442
Prepaid revenue share, expenses and other assets, non-current	442	465
Deferred income taxes, net, non-current	265	0
Non-marketable equity securities	523	893
Property and equipment, net	7,759	9,003
Intangible assets, net	1,044	1,381
Goodwill	6,256	6,677

Total assets	$57,851	$64,861

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$483	$567
Short-term debt	3,465	1,217
Accrued compensation and benefits	1,410	1,180
Accrued expenses and other current liabilities	961	1,493
Accrued revenue share	885	916
Securities lending payable	2,361	1,936
Deferred revenue	394	489
Income taxes payable, net	37	0

Total current liabilities	9,996	7,798
Long-term debt	0	2,985
Deferred revenue, non-current	35	28
Income taxes payable, net, non-current	1,200	1,469
Deferred income taxes, net, non-current	0	129
Other long-term liabilities	379	461
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized; 321,301 (Class A 250,413, Class B 70,888) and par value of $321 (Class A $250, Class B $71) and 322,668 (Class A 253,830, Class B 68,838) and par value of $323 (Class A $254, Class B $69) shares issued and outstanding	18,235	19,216
Accumulated other comprehensive income	138	603
Retained earnings	27,868	32,172

Total stockholders’ equity	46,241	51,991

Total liabilities and stockholders’ equity	$57,851	$64,861

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Revenues	$6,820	$9,026	$13,595	$17,602
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $8, $51, $14 and $100)	2,467	3,172	4,919	6,107
Research and development (including stock-based compensation expense of $202, $247, $393 and $484)	898	1,234	1,716	2,456
Sales and marketing (including stock-based compensation expense of $56, $74, $110 and $152)	629	1,091	1,236	2,117
General and administrative (including stock-based compensation expense of $43, $63, $83 and $130)	461	648	871	1,244
Charge related to potential resolution of Department of Justice investigation	0	0	0	500

Total costs and expenses	4,455	6,145	8,742	12,424

Income from operations	2,365	2,881	4,853	5,178
Interest and other income, net	69	204	87	300

Income before income taxes	2,434	3,085	4,940	5,478
Provision for income taxes	594	580	1,145	1,174

Net income	$1,840	$2,505	$3,795	$4,304

Net income per share of Class A and Class B common stock:
Basic	$5.78	$7.77	$11.93	$13.37

Diluted	$5.71	$7.68	$11.77	$13.19

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2010	2011
	(unaudited)
Operating activities
Net income	$3,795	$4,304
Adjustments:
Depreciation and amortization of property and equipment	530	648
Amortization of intangible and other assets	143	208
Stock-based compensation expense	600	866
Excess tax benefits from stock-based award activities	(31)	(33)
Deferred income taxes	(4)	464
Other	2	55
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(197)	(24)
Income taxes, net	(164)	(98)
Prepaid revenue share, expenses and other assets	(191)	(148)
Accounts payable	199	77
Accrued expenses and other liabilities	(75)	297
Accrued revenue share	34	6
Deferred revenue	28	69

Net cash provided by operating activities	4,669	6,691

Investing activities
Purchases of property and equipment	(715)	(1,807)
Purchases of marketable securities	(25,421)	(20,955)
Maturities and sales of marketable securities	20,630	13,627
Investments in non-marketable equity securities	(230)	(343)
Cash collateral received (returned) from securities lending	2,870	(424)
Investments in reverse repurchase agreements	0	(270)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(419)	(863)

Net cash used in investing activities	(3,285)	(11,035)

Financing activities
Net proceeds related to stock-based award activities	1	88
Excess tax benefits from stock-based award activities	31	33
Repurchase of common stock in connection with acquisitions	(801)	0
Proceeds from issuance of debt, net of costs	0	8,030
Repayment of debt	0	(7,304)

Net cash provided by (used in) financing activities	(769)	847

Effect of exchange rate changes on cash and cash equivalents	(100)	187

Net increase (decrease) in cash and cash equivalents	515	(3,310)
Cash and cash equivalents at beginning of year	10,198	13,630

Cash and cash equivalents at end of period	$10,713	$10,320

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,309	$864

Non-cash financing activity:
Fair value of common stock issued and vested options assumed in connection with acquisitions	$750	$0

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of June 30, 2011, the Consolidated Statements of Income for the three and six months ended June 30, 2010 and 2011, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2011, our results of operations for the three and six months ended June 30, 2010 and 2011, and our cash flows for the six months ended June 30, 2010 and 2011. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the SEC on February 11, 2011.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and are currently evaluating its impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012.

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2010		2011		2010		2011
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,418	$422	$1,967	$538	$2,920	$875	$3,372	$932
Denominator
Weighted-average common shares outstanding	245,411	72,939	253,080	69,148	244,777	73,346	252,150	69,728

Number of shares used in per share computation	245,411	72,939	253,080	69,148	244,777	73,346	252,150	69,728

Basic net income per share	$5.78	$5.78	$7.77	$7.77	$11.93	$11.93	$13.37	$13.37

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,418	$422	$1,967	$538	$2,920	$875	$3,372	$932
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	422	0	538	0	875	0	932	0
Reallocation of undistributed earnings to Class B shares	0	(5)	0	(6)	0	(11)	0	(11)

Allocation of undistributed earnings	$1,840	$417	$2,505	$532	$3,795	$864	$4,304	$921
Denominator
Number of shares used in basic computation	245,411	72,939	253,080	69,148	244,777	73,346	252,150	69,728
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	72,939	0	69,148	0	73,346	0	69,728	0
Employee stock options, including warrants issued under Transferable Stock Option program	3,162	72	2,653	43	3,376	77	2,990	49
Restricted shares and restricted stock units	974	0	1,155	0	1,048	0	1,341	0

Number of shares used in per share computation	322,486	73,011	326,036	69,191	322,547	73,423	326,209	69,777

Diluted net income per share	$5.71	$5.71	$7.68	$7.68	$11.77	$11.77	$13.19	$13.19

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consist of the following (in millions):

	As of December 31, 2010	As of June 30, 2011
		(unaudited)
Cash and cash equivalents:
Cash	$4,652	$4,347
Cash equivalents:
Time deposits	973	479
Money market and other funds(1)	7,547	5,491
U.S. government notes	300	3
Foreign government bonds	150	0
Corporate debt securities	8	0

Total cash and cash equivalents	13,630	10,320

Marketable securities:
Time deposits	307	382
U.S. government agencies	1,857	2,772
U.S. government notes	3,930	7,273
Foreign government bonds	1,172	2,083
Municipal securities	2,503	2,905
Corporate debt securities	5,742	7,615
Agency residential mortgage-backed securities	5,673	5,594
Marketable equity security	161	174

Total marketable securities	21,345	28,798

Total cash, cash equivalents, and marketable securities	$34,975	$39,118

(1)

The balances at December 31, 2010 and June 30, 2011 include $1.6 billion and $916 million of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$307	$0	$0	$307
U.S. government agencies	1,864	1	(8)	1,857
U.S. government notes	3,950	30	(50)	3,930
Foreign government bonds	1,154	23	(5)	1,172
Municipal securities	2,492	16	(5)	2,503
Corporate debt securities	5,600	167	(25)	5,742
Agency residential mortgage-backed securities	5,649	56	(32)	5,673
Marketable equity security	150	11	0	161

Total	$21,166	$304	$(125)	$21,345

	As of June 30, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$382	$0	$0	$382
U.S. government agencies	2,769	3	0	2,772
U.S. government notes	7,274	19	(20)	7,273
Foreign government bonds	2,049	39	(5)	2,083
Municipal securities	2,883	22	0	2,905
Corporate debt securities	7,495	167	(47)	7,615
Agency residential mortgage-backed securities	5,508	104	(18)	5,594
Marketable equity security	171	3	0	174

Total	$28,531	$357	$(90)	$28,798

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2010 and June 30, 2011.

We recognized gross realized gains of $53 million and $81 million for the three and six months ended June 30, 2010. We recognized gross realized gains of $94 million and $135 million for the three and six months ended June 30, 2011. Gross realized losses were not material for the three and six months ended June 30, 2010. We recognized gross realized losses of $19 million and $33 million for the three and six months ended June 30, 2011. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities, designated as available-for-sale and classified by the contractual maturity date of the security (in millions):

As of June 30, 2011
(unaudited)
Due in 1 year	$7,988
Due in 1 year through 5 years	6,442
Due in 5 years through 10 years	6,457
Due after 10 years	7,737

Total	$28,624

The following tables present fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2010 and June 30, 2011 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$831	$(8)
U.S. government notes	2,225	(50)
Foreign government bonds	129	(5)
Municipal securities	962	(5)
Corporate debt securities	1,061	(25)
Agency mortgage-backed securities	1,675	(32)

Total	$6,883	$(125)

	As of June 30, 2011
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
	(unaudited)
U.S. government notes	2,556	(20)
Foreign government bonds	794	(5)
Corporate debt securities	2,626	(47)
Agency mortgage-backed securities	1,146	(18)

Total	$7,122	$(90)

As of December 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for a period of 12 months or greater. As of June 30, 2011, our investments in marketable securities that were in an unrealized loss position for a period of 12 months or greater was not material.

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

Note 4. Debt

Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of June 30, 2011, we had $749 million of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.4% that matures at various dates through November 2011. The estimated fair value of the commercial paper approximates its carrying value. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring on June 30, 2013. The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2011, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of June 30, 2011.

Additionally, as of June 30, 2011, we had $468 million outstanding under a secured promissory note with an interest rate of 1.0% that matures in December 2011. Proceeds of this note were used for the acquisition of an office building in New York City.

Long-Term Debt

In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively the Notes) (in millions).

Outstanding Balance as of June 30, 2011
1.25% Notes due on May 19, 2014	$1,000
2.125% Notes due on May 19, 2016	1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for Notes above	(15)

Total	$2,985

Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the sale of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of our long-term debt was approximately $3 billion, which is based on quoted prices for our publicly-traded debt as of June 30, 2011.

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

At June 30, 2011, the effective portion of our cash flow hedges before tax effect was $11 million, of which $8 million is expected to be reclassified from AOCI to revenues within the next 12 months.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €3.0 billion (or approximately $4.1 billion) and €2.9 billion (or approximately $3.9 billion) at December 31, 2010 and June 30, 2011; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.5 billion (or approximately $2.3 billion) and £1.3 billion (or approximately $2.0 billion) at December 31, 2010 and June 30, 2011; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$407 million (or approximately $382 million) and C$324 million (or approximately $315 million) at December 31, 2010 and June 30, 2011. These foreign exchange options have maturities of 36 months or less. We have not designated any other foreign exchange contracts as cash flow hedges.

Fair Value Hedges

We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $787 million and $1.1 billion at December 31, 2010 and June 30, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist primarily of forward contracts that we use to hedge intercompany balances and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $1.6 billion at December 31, 2010 and June 30, 2011.

The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $84 million and $522 million at December 31, 2010 and June 30, 2011. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €991 million (or approximately $1.3 billion) and €750 million (or approximately $1.1 billion) at December 31, 2010 and June 30, 2011. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €6 million (or approximately $8 million) at December 31, 2010 and no such contracts were outstanding at June 30, 2011.

We also use exchange-traded interest rate futures contracts which are not designated as hedging instruments to hedge interest rate risks on certain fixed income securities. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. As of June 30, 2011, the total notional amounts of interest rate futures contracts outstanding were $200 million.

At December 31, 2010 and June 30, 2011, the fair values of our outstanding derivative instruments were (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2010	As of June 30, 2011
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange option contracts	Prepaid revenue share, expenses and other assets, current and non-current	$330	$157
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	12	7
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Prepaid revenue share, expenses and other assets, current	0	1
Interest rate futures contracts	Prepaid revenue share, expenses and other assets, current	0	1

Total		$342	$166

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	$5	$0
Derivatives not designated as hedging instruments:
Foreign exchange forward contracts	Accrued expenses and other current liabilities	3	1

Total		$8	$1

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three and six months ended June 30, 2010 and 2011 is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Foreign exchange option contracts	$250	$(6)	$430	$(115)

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2010	2011	2010	2011
		(unaudited)
Foreign exchange option contracts	Revenues	$79	$4	$89	$18

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2010	2011	2010	2011
		(unaudited)
Foreign exchange option contracts	Interest and other income, net	$(100)	$(58)	$(198)	$(171)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income for the three and six months ended June 30, 2010 and 2011 is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2010	2011	2010	2011
		(unaudited)
Foreign exchange forward contracts	Interest and other income, net	$15	$(21)	$21	$(59)
Hedged item	Interest and other income, net	(15)	18	(21)	53

		$0	$(3)	$0	$(6)

(2)

Losses related to the amount excluded from effectiveness testing of the hedges were none for the three and six months ended June 30, 2010, and $3 million and $6 million for the three and six months ended June 30, 2011.

The effect of derivative instruments not designated as hedging instruments on income for the three and six months ended June 30, 2010 and 2011 is summarized below (in millions):

Derivatives not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2010	2011	2010	2011
		(unaudited)
Foreign exchange forward contracts	Interest and other income, net	$98	$(7)	$196	$0
Interest rate futures contracts	Interest and other income, net	0	(9)	0	(9)

		$98	$(16)	$196	$(9)

Note 6. Fair Value Measurements

We measure our cash equivalents, marketable securities, auction rate securities (ARS), and foreign currency and interest rate derivative contracts at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description	As of December 31, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$973	$0	$973		$0
Money market and other funds	7,547	5,936	1,611	(1)	0
U.S. government notes	300	300	0		0
Foreign government bonds	150	0	150		0
Corporate debt securities	8	0	8		0
Marketable securities:
Time deposits	307	0	307		0
U.S. government agencies	1,857	0	1,857		0
U.S. government notes	3,930	3,930	0		0
Foreign government bonds	1,172	0	1,172		0
Municipal securities	2,503	0	2,503		0
Corporate debt securities	5,742	0	5,742		0
Agency residential mortgage-backed securities	5,673	0	5,673		0
Marketable equity security	161	161	0		0
Derivative contracts	342	0	342		0
Auction rate securities	153	0	0		153

Total	$30,818	$10,327	$20,338		$153

Liabilities
Derivative contracts	$8	0	$8		0

Total	$8	$0	$8		$0

Description		Fair value measurement at reporting date using
	As of June 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$479	$0	$479		$0
Money market and other funds	5,491	4,575	916	(1)	0
U.S. government notes	3	3	0		0
Marketable securities:
Time deposit	382	0	382		0
U.S. government agencies	2,772	0	2,772		0
U.S. government notes	7,273	7,273	0		0
Foreign government bonds	2,083	0	2,083		0
Municipal securities	2,905	0	2,905		0
Corporate debt securities	7,615	0	7,615		0
Agency residential mortgage-backed securities	5,594	0	5,594		0
Marketable equity security	174	174	0		0
Derivative contracts	166	0	166		0
Auction rate securities	126	0	0		126

Total	$35,063	$12,025	$22,912		$126

Liabilities
Derivative contracts	$1	$0	$1		$0

Total	$1	$0	$1		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

At June 30, 2011, we held $126 million of ARS. Historically, these securities have provided liquidity through a Dutch auction process. However, these auctions began to fail in the first quarter of 2008. To estimate their fair values at June 30, 2011, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations. Specifically, we estimated the future cash flows of our ARS over the expected workout periods using a projected weighted-average interest rate of 2% per annum, which is based on the forward swap curve at the end of June 2011 plus any additional basis points currently paid by the issuers assuming these auctions continue to fail. A discount factor was applied over these estimated cash flows of our ARS, which is calculated based on the interpolated forward swap curve adjusted by up to 1,250 basis points to reflect the current market conditions for instruments with similar credit quality at the date of the valuation and further adjusted by up to 400 basis points to reflect a discount for the liquidity risk associated with these investments due to the lack of an active market.

At June 30, 2011, the estimated fair value of these ARS was $19 million less than their costs. As we have no intent to sell these ARS and it is more likely than not that we will not be required to sell these ARS prior to recovery of our entire cost basis, we concluded the decline in the fair value was temporary and recorded the unrealized loss to AOCI on the accompanying Consolidated Balance Sheet at June 30, 2011. To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at June 30, 2011.

The following table presents a reconciliation for our ARS measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2010 and 2011 (in millions):

Level 3
(unaudited)
Balance at March 31, 2010	$181
Change in unrealized loss included in other comprehensive income	(1)
Settlements	(12)

Balance at June 30, 2010	$168

Level 3
(unaudited)
Balance at December 31, 2009	$182
Settlements	(14)

Balance at June 30, 2010	$168

Level 3
(unaudited)
Balance at March 31, 2011	$137
Settlements	(11)

Balance at June 30, 2011	$126

Level 3
(unaudited)
Balance at December 31, 2010	$153
Settlements	(27)

Balance at June 30, 2011	$126

Note 7. Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31, 2010	As of June 30, 2011
		(unaudited)
Information technology assets	$4,670	$5,577
Land and buildings	3,969	4,630
Construction in progress	2,329	2,433
Leasehold improvements	738	786
Furniture and fixtures	65	69

Total	11,771	13,495
Less accumulated depreciation and amortization	4,012	4,492

Property and equipment, net	$7,759	$9,003

Note 8. Acquisitions

On April 12, 2011, we completed the acquisition of ITA Software, Inc. (ITA), a privately-held flight information software company, for $676 million in cash.

During the six months ended June 30, 2011, we completed 29 other acquisitions and purchases of intangible assets for a total cash consideration of approximately $260 million. These acquisitions were not material individually or in aggregate.

The following table summarizes the allocation of the purchase price for all the acquisitions completed during the six months ended June 30, 2011 (in millions):

	ITA	Other	Total
	(unaudited)
Goodwill	$320	$117	$437
Patents and developed technology	158	130	288
Customer relationships	220	4	224
Trade names and other	16	9	25
Net assets acquired	91	2	93
Deferred tax liabilities	(129)	(2)	(131)

Total	$676	$260	$936

For all acquisitions completed during the six months ended June 30, 2011, patents and developed technology have a weighted-average useful life of 6.9 years, customer relationships have a weighted-average useful life of 7.9 years and trade names and other have a weighted-average useful life of 3.2 years. The amount of goodwill expected to be deductible for tax purposes is $2 million.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in millions, unaudited):

Balance as of December 31, 2010	$6,256
Goodwill acquired	437
Goodwill adjustment	(16)

Balance as of June 30, 2011	$6,677

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in millions):

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$915	$506	$409
Customer relationships	950	400	550
Trade names and other	283	198	85

Total	$2,148	$1,104	$1,044

	As of June 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$1,203	$594	$609
Customer relationships	1,174	486	688
Trade names and other	309	225	84

Total	$2,686	$1,305	$1,381

Amortization expense of acquisition-related intangible assets for the three and six months ended June 30, 2010 was $70 million and $133 million and for the three and six months ended June 30, 2011 was $106 million and $201 million. As of June 30, 2011, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in millions, unaudited):

Remainder of 2011	$206
2012	368
2013	259
2014	200
2015	99
2016	68
Thereafter	181

$1,381

Note 10. Interest and Other Income, Net

The components of interest and other income, net are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Interest income	$136	$212	$232	$402
Realized gains on marketable securities, net	43	75	68	102
Foreign currency exchange losses, net	(106)	(72)	(211)	(200)
Other	(4)	(11)	(2)	(4)

Interest and other income, net	$69	$204	$87	$300

Note 11. Comprehensive Income

The changes in the components of comprehensive income are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Net income	$1,840	$2,505	$3,795	$4,304
Change in unrealized gains on marketable securities, net of taxes(1)	165	108	207	86
Change in cumulative translation adjustment	(84)	119	(168)	457
Change in unrealized gains on cash flow hedges, net of taxes(2)	102	(6)	202	(78)

Comprehensive income	$2,023	$2,726	$4,036	$4,769

(1)

Change in unrealized gains on marketable securities is recorded net of taxes of $30 million and $19 million for the three months ended June 30, 2010 and 2011, and $32 million and $2 million for the six months ended June 30, 2010 and 2011.

(2)

Change in unrealized gains on cash flow hedges is recorded net of taxes of $70 million and $4 million for the three months ended June 30, 2010 and 2011, and $139 million and $55 million for the six months ended June 30, 2010 and 2011.

The components of AOCI are as follows (in millions):

	As of December 31, 2010	As of June 30, 2011
		(unaudited)
Unrealized net gains on available-for-sale investments, net of taxes	$94	$180
Foreign currency translation adjustment	(41)	416
Unrealized gains on cash flow hedges, net of taxes	85	7

Accumulated other comprehensive income	$138	$603

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

We are also regularly involved in other claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, competition and antitrust matters (such as the pending investigations by the U.S. Federal Trade Commission and the European Commission), privacy matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, and other matters.

We have recorded liabilities for certain of these outstanding legal matters. Certain of these matters assert claims for substantial or indeterminate damages. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. Such legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. In all of our outstanding legal matters in which we have not made an accrual, management is unable to estimate a range of reasonably possible loss due to various reasons, including, among others: (1) that the proceedings are in early stages, (2) that there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) that there are significant factual issues to be resolved, and (4) that there are novel legal issues presented.

While the results of such claims, suits, government investigations, and proceedings are not reasonably estimable at this time, based on our current knowledge, we believe that the final outcome of the matters discussed above, including liabilities in excess of the amounts accrued, if any, will not, individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, in light of the uncertainties involved in such matters, the final outcome of a particular matter could have a material adverse effect on our results of operations or cash flows in a particular period.

EPA Investigation

In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data center facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. We are cooperating with the EPA and have provided documents and other materials. The EPA investigation could result in fines, civil or criminal penalties, or other adverse consequences. Since there are significant factual issues to be resolved, we cannot estimate a reasonable range of possible loss at this time. We believe the final outcome of this matter, including any liability in excess of the amount accrued, if any, will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

Department of Justice Investigation (Advertising)

In May 2011, in connection with a potential resolution of an investigation by the United States Department of Justice into the use of Google advertising by certain advertisers, we accrued $500 million for the three-month period ended March 31, 2011. Although we cannot predict the final outcome of this matter, we believe that any liability in excess of the amount accrued will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

Note 13. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Risk-free interest rate	2.6%	2.5%	2.6%	2.4%
Expected volatility	33%	33%	33%	33%
Expected life (in years)	3.0	6.2	3.3	5.8
Dividend yield	0	0	0	0
Weighted-average estimated fair value of options granted during the period	$436.11	$209.97	$408.28	$210.28

The following table summarizes the activities for our options for the six months ended June 30, 2011:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2010	11,525,422	$330.24
Granted	589,448	$582.51
Exercised	(1,019,763)	$285.13
Forfeited/canceled	(133,564)	$383.23

Balance at June 30, 2011	10,961,543	$347.36	6.2	$1,812

Vested and exercisable as of June 30, 2011	6,023,457	$290.22	5.5	$1,306
Vested and exercisable as of June 30, 2011 and expected to vest thereafter (2)	10,447,805	$343.93	6.2	$1,759

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $506.38 of our Class A common stock on June 30, 2011.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and vested and exercisable stock options and warrants at June 30, 2011:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	406,917	3.0	$27.93	403,387	$27.46	374,014	$23.96
$117.84–$198.41	546,258	3.1	$177.38	546,258	$177.38	546,258	$177.38
$205.96–$298.86	590,340	3.8	$274.55	584,194	$274.41	584,194	$274.41
$300.97–$399.00	6,265,028	5.7	$309.65	3,962,714	$309.71	3,962,714	$309.71
$401.78–$499.07	1,011,482	7.4	$439.19	452,333	$437.06	452,333	$437.06
$500.03–$594.97	1,911,044	9.0	$529.46	101,546	$545.95	101,546	$545.95
$605.49–$699.35	230,394	9.5	$612.34	2,328	$630.29	2,328	$630.29
$710.84	80	6.5	$710.84	70	$710.84	70	$710.84

$0.30–$710.84	10,961,543	6.2	$347.36	6,052,830	$289.16	6,023,457	$290.22

The above tables include approximately 0.9 million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $318.54 and a weighted-average remaining life of 0.9 years.

The total grant date fair value of stock options vested during the three and six months ended June 30, 2010 was $91 million and $206 million. The total grant date fair value of stock options vested during the three and six months ended June 30, 2011 was $123 million and $250 million. The aggregate intrinsic value of all options and warrants exercised during the three and six months ended June 30, 2010 was $86 million and $133 million. The aggregate intrinsic value of all options and warrants exercised during the three and six months ended June 30, 2011 was $68 million and $313 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the six months ended June 30, 2011, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 25,832 at a total value of $4 million, or an average price of $150.51 per share, including an average premium of $18.26 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

As of June 30, 2011, there was $777 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) and restricted shares for the six months ended June 30, 2011:

	Unvested Restricted Stock Units and Restricted Shares
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2010	6,671,971	$509.04
Granted	4,183,387	$522.22
Vested	(874,111)	$514.50
Forfeited/canceled	(168,250)	$515.27

Unvested at June 30, 2011	9,812,997	$514.01

Expected to vest after June 30, 2011 (1)	8,790,483	$514.01

(1)	RSUs and restricted shares expected to vest reflect an estimated forfeiture rate.

As of June 30, 2011, there was $4,081 million of unrecognized compensation cost related to employee unvested RSUs and restricted shares. This amount is expected to be recognized over a weighted-average period of 3.2 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 14. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits as of December 31, 2010 and June 30, 2011 were $1,140 million and $1,397 million. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $951 million and $1,183 million as of December 31, 2010 and June 30, 2011. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

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

Revenues by geography are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Revenues:
United States	$3,288	$4,155	$6,484	$8,160
United Kingdom	770	976	1,612	1,946
Rest of the world	2,762	3,895	5,499	7,496

Total revenues	$6,820	$9,026	$13,595	$17,602

	As of December 31, 2010	As of June 30, 2011
		(unaudited)
Long-lived assets:
United States	$14,000	$15,221
International	2,289	3,198

Total long-lived assets	$16,289	$18,419

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

How We Generate Revenue

Advertising revenues made up 96% for the three and six months ended June 30, 2010 and 97% of our revenues for the three and six months ended June 30, 2011. We derive most of our additional revenues from offering display advertising management services to advertisers, ad agencies, and publishers, as well as licensing our enterprise products, search solutions, and web search technology.

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

Trends in Our Business

Advertising transactions continue to shift from offline to online as the digital economy evolves. This has contributed to the rapid growth of our business since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and it could do so in the future as a result of a number of factors, including increasing competition, challenges in maintaining our growth rate as our revenues increase to higher levels, and increasing maturity of the online advertising market and other markets in which we participate. In addition, we plan to continue to invest aggressively in our core areas of strategic focus.

The main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and our Google Network Members’ websites. These steps include not displaying ads that generate low click-through rates or that send users to irrelevant or otherwise low quality websites and terminating our relationships with those Google Network Members whose websites do not meet our quality requirements. We may also continue to take steps to reduce the number of accidental clicks by our users. These steps could negatively affect the growth rate of our revenues.

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

We also continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring in 2011 and provide competitive compensation programs for our employees. For instance, effective January 1, 2011, we increased base salaries for all of our non-executive employees by 10% and shifted a portion of the bonus into base salary. Our full-time employee headcount was 21,805 at June 30, 2010 and 28,768 at June 30, 2011. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.

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

Results of Operations

The following table presents our historical operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	36.2	35.1	36.2	34.7
Research and development	13.2	13.7	12.6	14.0
Sales and marketing	9.2	12.1	9.1	12.0
General and administrative	6.7	7.2	6.4	7.1
Charge related to potential resolution of Department of Justice investigation	0	0	0	2.8

Total costs and expenses	65.3	68.1	64.3	70.6

Income from operations	34.7	31.9	35.7	29.4
Interest and other income, net	1.0	2.3	0.6	1.7

Income before income taxes	35.7	34.2	36.3	31.1
Provision for income taxes	8.7	6.4	8.4	6.6

Net income	27.0%	27.8%	27.9%	24.5%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Advertising revenues:
Google websites	$4,499	$6,232	$8,938	$12,111
Google Network Members’ websites	2,063	2,484	4,099	4,911

Total advertising revenues	6,562	8,716	13,037	17,022
Other revenues	258	310	558	580

Revenues	$6,820	$9,026	$13,595	$17,602

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Advertising revenues:
Google websites	66%	69%	66%	69%
Google Network Members’ websites	30	28	30	28

Total advertising revenues	96	97	96	97
Google websites as % of advertising revenues	69	72	69	71
Google Network Members’ websites as % of advertising revenues	31	28	31	29
Other revenues	4%	3%	4%	3%

The increase in our revenues from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites. The increase in advertising revenue for Google websites and Google Network Members’ websites from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 resulted primarily from an increase in the number of paid clicks through our advertising programs and, to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, and the continued global expansion of our products, and our advertiser and user base, as well as an increase in the number of Google Network Members. The increase in the average cost-per-click paid by our advertisers was primarily driven by the increased spending from advertisers and a general weakening of the U.S dollar compared to foreign currencies (primarily the Euro and the British pound). In addition, the increase in advertising revenue for Google Network Members’ websites from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 was partially offset by the loss of a search partnership, and to a lesser extent by a search quality improvement made during the first half of 2011.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network Members’ websites they visit. For instance, these improvements include moving a portion of the first line of the ad to the heading to better promote the content of the ad, providing an option to preview the ad, and moving the ad’s URL (uniform resource locator) to a separate line below the heading for greater page format consistency.

Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 18% from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011. Average cost-per-click on Google websites and Google Network Members’ websites increased approximately 12% from the three months ended June 30, 2010 to the three months ended June 30, 2011 and 10% from the six months ended June 30, 2010 to the six months ended June 30, 2011. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
United States	48%	46%	48%	46%
United Kingdom	11%	11%	12%	11%
Rest of the world	41%	43%	40%	43%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for these international markets and, to a lesser extent, a general weakening of the U.S dollar compared to foreign currencies (primarily the Euro and the Japanese yen).

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Euro, British pound, and Japanese yen) from the three months ended June 30, 2010 to the three months ended June 30, 2011 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $81 million, or 8%, lower and our revenues from the rest of the world would have been approximately $336 million, or 9%, lower in the three months ended June 30, 2011. This is before consideration of hedging gains of $19 million and $60 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended June 30, 2010 and hedging gains of $4 million recognized to revenues from the rest of the world in the three months ended June 30, 2011.

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Euro, British pound, and Japanese yen) from the six months ended June 30, 2010 to the six months ended June 30, 2011 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $102 million, or 5%, lower and our revenues from the rest of the world would have been approximately $342 million, or 5%, lower and in the six months ended June 30, 2011. This is before consideration of hedging gains of $29 million and $60 million recognized to revenues from the United Kingdom and the rest of the world in the six months ended June 30, 2010 and hedging gains of $4 million and $14 million recognized to revenues from the United Kingdom and the rest of the world in the six months ended June 30, 2011.

The aforementioned foreign exchange impact on international revenues is calculated by translating current quarter revenues using prior quarter and prior year exchange rates, as well as excluding any hedging gains realized in the current periods. We consider this information useful as it facilitates a comparison to our historical revenue performance on a constant currency basis.

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

The following table presents our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Cost of revenues	$2,467	$3,172	$4,919	$6,107
Cost of revenues as a percentage of revenues	36.2%	35.1%	36.2%	34.7%
Traffic acquisition costs related to AdSense arrangements	$1,463	$1,755	$2,906	$3,455
Traffic acquisition costs related to distribution arrangements	269	355	537	693

Traffic acquisition costs	$1,732	$2,110	$3,443	$4,148

Traffic acquisition costs as a percentage of advertising revenues	26.4%	24.2%	26.4%	24.4%

Cost of revenues increased $705 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. The increase was primarily related to an increase in traffic acquisition costs of $292 million resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $86 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our websites compared to our Google Network Members’ websites, and more revenues realized from Google Network Members to whom we pay less revenue share. In addition, there was an increase in data center costs of $204 million primarily resulting from the depreciation of additional information technology assets and data center buildings and an increase in labor, energy, and bandwidth costs, and an increase in content acquisition costs of $59 million primarily related to content displayed on YouTube.

Cost of revenues increased $1,188 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. The increase was primarily related to an increase in traffic acquisition costs of $549 million resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $156 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our websites compared to our Google Network Members’ websites, more revenues realized from Google Network Members to whom we pay less revenue share, and, to a lesser extent, expiration of an AdSense arrangement under which we paid guaranteed minimum revenue share. In addition, there was an increase in data center costs of $283 million primarily resulting from the depreciation of additional information technology assets and data center buildings and an increase in labor, energy, and bandwidth costs, and an increase in content acquisition costs of $123 million primarily related to content displayed on YouTube, partially offset by a decrease in mobile phone costs.

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Research and development expenses	$898	$1,234	$1,716	$2,456
Research and development expenses as a percentage of revenues	13.2%	13.7%	12.6%	14.0%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $336 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $209 million primarily as a result of a 30% increase in research and development headcount, including headcount from acquisitions, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in stock-based compensation expense of $45 million.

Research and development expenses increased $740 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $499 million primarily as a result of a 30% increase in research and development headcount, including headcount from acquisitions, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in stock-based compensation expense of $91 million.

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

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Sales and marketing expenses	$629	$1,091	$1,236	$2,117
Sales and marketing expenses as a percentage of revenues	9.2%	12.1%	9.1%	12.0%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $462 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $201 million primarily due to a 30% increase in sales and marketing headcount, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in advertising and promotional expenses of $185 million.

Sales and marketing expenses increased $881 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. The increase was primarily related to an increase in labor and facilities related costs of $380 million primarily due to a 30% increase in sales and marketing headcount, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in advertising and promotional expenses of $368 million.

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

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
General and administrative expenses	$461	$648	$871	$1,244
General and administrative expenses as a percentage of revenues	6.7%	7.2%	6.4%	7.1%

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

General and administrative expenses increased $187 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $119 million primarily as a result of a 33% increase in general and administrative headcount and a 10% increase in base salaries of non-executive employees effective January 1, 2011, as well as an increase in professional services of $17 million, the majority of which related to legal costs and consulting services. In addition, there was an increase in stock-based compensation expense of $20 million.

General and administrative expenses increased $373 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $191 million primarily as a result of a 33% increase in general and administrative headcount and a 10% increase in base salaries of non-executive employees effective January 1, 2011, as well as an increase in professional services of $74 million, the majority of which related to legal costs and consulting services. In addition, there was an increase in stock-based compensation expense of $47 million.

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2011 and future periods.

Charge Related to Potential Resolution of Department of Justice Investigation

In May 2011, in connection with a potential resolution of an investigation by the United States Department of Justice into the use of Google advertising by certain advertisers, we accrued $500 million for the three month period ended March 31, 2011. Although we cannot predict the final outcome of this matter, we believe that any liability in excess of the amount accrued will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows.

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Stock-based compensation	$309	$435	$600	$866
Stock-based compensation as a percentage of revenues	4.5%	4.8%	4.4%	4.9%

Stock-based compensation increased $126 million and $266 million from the three and six months ended June 30, 2010 to the three and six months ended June 30, 2011. These increases were primarily due to additional stock awards issued to existing and new employees.

We estimate stock-based compensation to be approximately $1.9 billion in 2011 and $3.8 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after June 30, 2011 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net

Interest and other income, net increased $135 million from the three months ended June 30, 2010 to the three months ended June 30, 2011. This increase was primarily driven by an increase in interest income of $76 million due to an increase in our cash and investment balances and higher yields, a decrease in net foreign exchange related costs of $34 million, and an increase in realized gains on sale of marketable securities of $32 million.

Interest and other income, net increased $213 million from the six months ended June 30, 2010 to the six months ended June 30, 2011. This increase was primarily driven by an increase in interest income of $170 million due to an increase in our cash and investment balances and higher yields, an increase in realized gains on sale of marketable securities of $34 million and a decrease in net foreign exchange related costs of $11 million.

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

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(unaudited)
Provision for income taxes	$594	$580	$1,145	$1,174
Effective tax rate	24.4%	18.8%	23.2%	21.4%

Our provision for income taxes decreased from the three months ended June 30, 2010 to the three months ended June 30, 2011, primarily as a result of proportionately more earnings expected to be realized in countries where we have lower statutory tax rates, partially offset by an increase in federal income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from the three months ended June 30, 2010 to the three months ended June 30, 2011, primarily as a result of proportionately more earnings expected to be realized in countries where we have lower statutory tax rates. The decrease is also attributable to a decrease in state income taxes and higher research and development credit recognized in the three months ended June 30, 2011.

Our provision for income taxes increased from the six months ended June 30, 2010 to the six months ended June 30, 2011, primarily as a result of an increase in federal income taxes, driven by higher taxable income year over year, partially offset by proportionately more earnings expected to be realized in countries where we have lower statutory tax rates. Our effective tax rate decreased from the six months ended June 30, 2010 to the six months ended June 30, 2011, primarily as a result of proportionately more earnings expected to be realized in countries where we have lower statutory tax rates and a decrease in state income taxes and higher research and development credit recognized in the six months ended June 30, 2011, partially offset by a recognition of charge related to a potential resolution of an investigation by the Department of Justice which is not deductible for tax purposes.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Six Months Ended June 30,
	2010	2011
	(unaudited)
Net cash provided by operating activities	$4,669	$6,691
Net cash used in investing activities	(3,285)	(11,035)
Net cash provided by (used in) financing activities	(769)	847

At June 30, 2011, we had $39.1 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, including cash collateral received related to our securities lending program, mortgage-backed securities, and corporate securities.

As of June 30, 2011, $18.8 billion of the $39.1 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2010 and June 30, 2011, we had unused letters of credit for approximately $65 million and $48 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have established a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of June 30, 2011, we had $749 million of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.4% that matures at various dates through November 2011. Average commercial paper borrowings during the quarter were $1.8 billion, and the maximum amount of commercial paper borrowings outstanding during the quarter was $2.7 billion. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring on June 30, 2013. The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2011, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of June 30, 2011.

Additionally, as of June 30, 2011, we had $468 million outstanding under a secured promissory note with an interest rate of 1.0% that matures in December 2011. Proceeds of this note were used for the acquisition of an office building in New York City.

In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021. The stated interest rates of the notes due in 2014, 2016, and 2021 are 1.25%, 2.125%, and 3.625%, respectively. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. As of June 30, 2011, the total carrying value and estimated fair value of our long-term debt were $3.0 billion. The estimated fair value is based on quoted prices for our publicly-traded debt as of June 30, 2011. We are not subject to any financial covenants under the notes.

Cash provided by operating activities in the six months ended June 30, 2011 was $6,691 million and consisted of net income of $4,304 million, adjustments for non-cash items of $2,208 million, and cash provided by working capital and other activities of $179 million. Adjustments for non-cash items primarily consisted of $866 million of stock-based compensation expense, $648 million of depreciation and amortization expense on property and equipment, $464 million of deferred income taxes, and $208 million of amortization of intangible and other assets. In addition, the increase in cash from changes in working capital activities primarily consisted of an increase in accrued expenses and other liabilities of $297 million primarily due to a charge recorded related to a potential resolution of an investigation by the Department of Justice, an increase in accounts payable of $77 million primarily a result of the growth of our business, and an increase in deferred revenue of $69 million. These increases were partially offset by an increase in prepaid revenue share, expenses and other assets of $148 million and a net decrease in income taxes payable and deferred income taxes of $98 million. The decrease in income taxes payable and deferred income taxes reflected primarily increased estimated income taxes paid during the second quarter of 2011 with respect to the year ending December 31 2011, partially offset by additional tax obligations accrued.

Cash provided by operating activities in the six months ended June 30, 2010 was $4,669 million and consisted of net income of $3,795 million, adjustments for non-cash items of $1,240 million and cash used in working capital and other activities of $366 million. Adjustments for non-cash items primarily consisted of $600 million of stock-based compensation expense, $530 million of depreciation and amortization expense on property and equipment, and $143 million of amortization of intangible and other assets, partially offset by $31 million of excess tax benefits from stock-based award activities. In addition, the decrease in cash from changes in working capital activities primarily consisted of an increase of $197 million in accounts receivable due to the growth in fees billed to our advertisers, an increase of $191 million in prepaid revenue share, expenses and other assets, a net decrease of $164 million of income taxes payable and deferred income taxes (which includes the same $31 million of excess tax benefits from stock-based awards included under adjustments for non-cash items), partially offset by an increase in accounts payable of $199 million. The decrease in income taxes payable and deferred income taxes reflected primarily increased estimated income taxes paid during the second quarter of 2010 with respect to the year ended December 31 2010, partially offset by additional tax obligations accrued. The increase in accounts payable was primarily a result of the growth of our business.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash used in investing activities in the six months ended June 30, 2011 of $11,035 million was primarily attributable to net purchases of marketable securities of $7,328 million, capital expenditures of $1,807 million related principally to our facilities, data centers and related equipment, and cash consideration used in acquisitions and other investments of $1,206 million, including $676 million paid in connection with the acquisition of ITA. Also, in connection with our securities lending program, we returned $424 million of cash collateral and invested $270 million in certain reverse repurchase agreements.

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

Cash provided by financing activities in the six months ended June 30, 2011 of $847 million was primarily driven by net proceeds of $726 million of debt issued and stock-based award activities of $88 million.

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

Contractual Obligations

We recorded long-term taxes payable of $270 million in the six months ended June 30, 2011 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. The effective tax rates were 24.4% and 18.8% for the three months ended June 30, 2010 and 2011 and 23.2% and 21.4% for the six months ended June 30, 2010 and 2011. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business. We record a provision for a liability when we believe that it is both probable that a liability has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both probability and the estimated amount. Such legal proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding legal contingencies.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and are currently evaluating its impact on our financial statements and disclosures.

In June 2011, the FASB issued a new accounting standard, which eliminates the current option to report other comprehensive income and its components in the statement of stockholders’ equity. Instead, an entity will be required to present items of net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012.

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

At December 31, 2010, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.0 billion (or approximately $4.1 billion) and $227 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.5 billion (or approximately $2.3 billion) and $97 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$407 million (or approximately $382 million) and $6 million. At June 30, 2011, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.9 billion (or approximately $3.9 billion) and $100 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.3 billion (or approximately $2.0 billion) and $52 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$324 million (or approximately $315 million) and $5 million. These foreign exchange options have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $11 million lower at June 30, 2011, and the total amount of expense recorded as interest and other income, net, would have been approximately $123 million higher in the three months ended June 30, 2011. If the U.S. dollar strengthened by 20%, the amount recorded in AOCI before tax effect would have been approximately $1.0 billion higher at June 30, 2011, and the total amount of expense recorded as interest and other income, net, would have been approximately $111 million higher in the three months ended June 30, 2011.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro and the British pound. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary.

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $1.6 billion at December 31, 2010 and June 30, 2011. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $84 million and $522 million at December 31, 2010 and June 30, 2011. The notional principal of foreign exchange contracts to purchase Euros with other currencies was €991 million (or approximately $1.3 billion) and €750 million (or approximately $1.1 billion) at December 31, 2010 and June 30, 2011. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €6 million (or approximately $8 million) at December 31, 2010 and no such contracts were outstanding at June 30, 2011.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $20 million and $11 million at December 31, 2010 and June 30, 2011. The adverse impact at December 31, 2010 and June 30, 2011 is after consideration of the offsetting effect of approximately $467 million and $473 million from forward exchange contracts in place for the months of December 2010 and June 2011. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, mortgage-backed securities, and corporate debt securities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future. However, we use exchange-traded interest rate futures contracts to hedge interest rate risk of certain of our fixed income securities.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $895 million and $958 million at December 31, 2010 and June 30, 2011, after taking into consideration of the offsetting effect from interest rate futures contracts outstanding as of June 30, 2011.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material pending legal proceedings, please refer to Note 12 “Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock.

Risks Related to Our Business and Industry

We face intense competition.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and growth rate could decline.

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

We have invested and expect to continue to invest in new business strategies, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not materially adversely affect our reputation, financial condition, and operating results.

We generate our revenues almost entirely from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 96% of our revenues in 2010 and 97% of our revenues in the six months ended June 30, 2011 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse economic conditions could negatively impact spending on advertising, which in turn could negatively impact our revenues and business.

Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.

Our revenue growth rate could decline over time as a result of a number of factors, including increasing competition, the challenges in maintaining our growth rate as our revenues increase to higher levels, and the increasing maturity of the online advertising market and the other markets in which we participate. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members’ websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. The margin on revenues we generate from our Google Network Members is significantly less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.

We are subject to increased regulatory scrutiny that may negatively impact our business.

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. In particular, we are cooperating with the U.S. Federal Trade Commission (FTC) and the European Commission in investigations they are conducting with respect to our business and its impact on competition. Legislators and regulators, including those conducting investigations in the U.S. and Europe, may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

We are involved in legal proceedings that may result in adverse outcomes.

We are regularly involved in claims, suits, government investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, competition and antitrust matters (such as the pending investigations by the FTC and the European Commission), privacy matters, tax matters, labor and employment claims, commercial claims, as well as actions involving content generated by our users, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could also adversely affect our business and results of operations.

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

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have also been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Moreover, U.S. patent law is likely to be amended in 2012 in a manner that may affect our ability to protect our innovations and, furthermore, defend against claims of patent infringement.

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

In addition, as nearly all of our products and services are web-based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users’ data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer, and operate in more countries.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

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

Regardless of the merits of the claims, intellectual property claims are often time consuming, expensive to litigate or settle, and cause significant diversion of management attention. To the extent such intellectual property infringement claims are successful, they may have an adverse effect on our business, consolidated financial position, results of operations, or cash flows.

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

“Web spam” refers to websites that attempt to violate a search engine’s quality guidelines or that otherwise seek to rank higher in search results than a search engine’s assessment of their relevance and utility would rank them. Although English-language web spam in our search results has been significantly reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek ways to improve their rankings inappropriately. We continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. We have also improved our ability to detect hacked websites, a major source of web spam in 2010. We face new challenges from low-quality and irrelevant content websites, including “content farms,” which are websites that generate large quantities of low-quality content to help them improve their search rankings. In 2010, we launched two algorithmic changes focused on low-quality websites. If web spam and content farms continue to increase on Google, this could hurt our reputation for delivering relevant information or reduce user traffic to our websites. In addition, as we continue to take actions to improve our search quality and reduce low-quality content, this may in the short run reduce our AdSense revenues, since some of these websites are AdSense partners.

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

We have experienced rapid growth in our headcount and operations, which has placed, and will continue to place, significant demands on our management, operational, and financial infrastructure. If we do not effectively manage our growth, the quality of our products and services could suffer, which could negatively affect our brand and operating results. Our expansion and growth in international markets heighten these risks as a result of the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute resolution systems, regulatory systems, and commercial infrastructures. To effectively manage this growth, we will need to continue to improve our operational, financial and management controls, and our reporting systems and compliance procedures. These systems enhancements and improvements will require significant capital expenditures and management resources. Failure to implement these improvements could hurt our ability to manage our growth and our consolidated financial position.

Our international operations expose us to additional risks which could harm our business, operating results, and financial condition.

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 52% of our total revenues in 2010 and 54% of our total revenues in the six months ended June 30, 2011, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, data privacy and filtering requirements, anti-corruption laws, such as the Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and antitrust and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international expansion efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

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

If we were to lose the services of Larry, Sergey, Eric, or other key personnel, we may not be able to execute our business strategy.

Our future success depends in a large part upon the continued service of key members of our senior management team. In particular, Larry Page and Sergey Brin are critical to the overall management of Google and the development of our technology. Along with our Executive Chairman Eric E. Schmidt, they also play a key role in maintaining our culture and setting our strategic direction. All of our executive officers and key employees are at-will employees, and we do not maintain any key-person life insurance policies. The loss of key personnel could seriously harm our business.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2011, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 67% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options using the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended June 30, 2011:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period(1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
April 1-30	2,293	$$262	$53	$437.62	$114.20	$23.09
May 1-31	6,365	$696	$165	$445.97	$109.44	$25.86
June 1-30	0	$0	$0	$0	$0	$0

Total (except weighted-average per share amounts)	8,658	$958	$218	$443.76	$110.70	$25.13

(1)

The TSO program is generally active during regular trading hours for the Nasdaq Stock Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other reasons.

(2)

TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt) in our TSO program. There were no sales of TSOs by our executive officers during the three months ended June 30, 2011.

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

GOOGLE INC

Date: July 27, 2011	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

1.01	Amendment Agreement, dated as of July 12, 2011, among Google Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Management LLC, Credit Suisse Securities (USA) LLC, UBS AG, London Branch, and UBS Securities LLC	Current Report on Form 8-K (File No. 000-50726)	July 12, 2011

4.01	Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.02	Form of 1.250% Note due 2014	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.03	Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.04	Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.05 ©	Deferred Compensation Plan	Registration Statement on Form S-8 (File No. 333-175180)	June 28, 2011

10.01 ©	2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Furnished herewith.

**	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

©	Indicates management compensatory plan, contract, or arrangement.