Form 10-Q
period 2011-09-30
Google Inc.
filed 2011-10-26
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

At October 20, 2011, there were 256,000,559 shares of Google’s Class A common stock outstanding and 67,886,932 shares of Google’s Class B common stock outstanding.

Google Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2011

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

•	our potential exposure in connection with pending investigations and proceedings;

•	our expectation for the consummation of our proposed acquisition of Motorola Mobility Holdings, Inc. (Motorola);

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	continued investments in international markets;

•	our future compensation expenses;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements; and

•	fluctuations in our capital expenditures;

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

	As of December 31, 2010	As of September 30, 2011
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,630	$10,630
Marketable securities	21,345	31,930

Total cash, cash equivalents, and marketable securities (including securities loaned of $4,031 and $4,727)	34,975	42,560
Accounts receivable, net of allowance of $101 and $145	4,252	4,583
Receivable under reverse repurchase agreements	750	1,145
Deferred income taxes, net	259	215
Income taxes receivable, net	0	133
Prepaid revenue share, expenses and other assets	1,326	1,406

Total current assets	41,562	50,042
Prepaid revenue share, expenses and other assets, non-current	442	488
Deferred income taxes, net, non-current	265	0
Non-marketable equity securities	523	891
Property and equipment, net	7,759	9,204
Intangible assets, net	1,044	1,474
Goodwill	6,256	6,989

Total assets	$57,851	$69,088

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$483	$563
Short-term debt	3,465	1,218
Accrued compensation and benefits	1,410	1,446
Accrued expenses and other current liabilities	961	1,155
Accrued revenue share	885	962
Securities lending payable	2,361	3,055
Deferred revenue	394	489
Income taxes payable, net	37	0

Total current liabilities	9,996	8,888
Long-term debt	0	2,986
Deferred revenue, non-current	35	31
Income taxes payable, net, non-current	1,200	1,594
Deferred income taxes, net, non-current	0	263
Other long-term liabilities	379	496
Stockholders’ equity:
Preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized; 321,301 (Class A 250,413, Class B 70,888) and par value of $321 (Class A $250, Class B $71) and 323,757 (Class A 255,703, Class B 68,054) and par value of $324 (Class A $256, Class B $68) shares issued and outstanding	18,235	19,697
Accumulated other comprehensive income	138	232
Retained earnings	27,868	34,901

Total stockholders’ equity	46,241	54,830

Total liabilities and stockholders’ equity	$57,851	$69,088

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Revenues	$7,286	$9,720	$20,881	$27,322
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $8, $72, $22 and $172)	2,552	3,378	7,471	9,485
Research and development (including stock-based compensation expense of $244, $311, $637 and $795)	994	1,404	2,711	3,861
Sales and marketing (including stock-based compensation expense of $75, $104, $185 and $256)	661	1,204	1,897	3,322
General and administrative (including stock-based compensation expense of $53, $84, $136 and $214)	532	676	1,403	1,919
Charge related to the resolution of Department of Justice investigation	0	0	0	500

Total costs and expenses	4,739	6,662	13,482	19,087

Income from operations	2,547	3,058	7,399	8,235
Interest and other income, net	167	302	255	602

Income before income taxes	2,714	3,360	7,654	8,837
Provision for income taxes	547	631	1,692	1,804

Net income	$2,167	$2,729	$5,962	$7,033

Net income per share of Class A and Class B common stock:
Basic	$6.80	$8.44	$18.73	$21.82

Diluted	$6.72	$8.33	$18.49	$21.53

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2010	2011
	(unaudited)
Operating activities
Net income	$5,962	$7,033
Adjustments:
Depreciation and amortization of property and equipment	787	1,011
Amortization of intangible and other assets	228	337
Stock-based compensation expense	980	1,437
Excess tax benefits from stock-based award activities	(43)	(61)
Deferred income taxes	23	526
Other	(7)	3
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(456)	(247)
Income taxes, net	(295)	268
Prepaid revenue share, expenses and other assets	(355)	(146)
Accounts payable	314	72
Accrued expenses and other liabilities	316	255
Accrued revenue share	69	70
Deferred revenue	32	83

Net cash provided by operating activities	7,555	10,641

Investing activities
Purchases of property and equipment	(1,473)	(2,487)
Purchases of marketable securities	(37,589)	(43,693)
Maturities and sales of marketable securities	30,369	33,107
Investments in non-marketable equity securities	(265)	(358)
Cash collateral received from securities lending	2,861	694
Investments in reverse repurchase agreements	(875)	(395)
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(859)	(1,350)

Net cash used in investing activities	(7,831)	(14,482)

Financing activities
Net payments related to stock-based award activities	(65)	(20)
Excess tax benefits from stock-based award activities	43	61
Repurchase of common stock in connection with acquisitions	(801)	0
Proceeds from issuance of debt, net of costs	2,544	8,780
Repayment of debt	(423)	(8,054)

Net cash provided by financing activities	1,298	767

Effect of exchange rate changes on cash and cash equivalents	37	74

Net increase (decrease) in cash and cash equivalents	1,059	(3,000)
Cash and cash equivalents at beginning of year	10,198	13,630

Cash and cash equivalents at end of period	$11,257	$10,630

Supplemental disclosures of cash flow information
Cash paid for income taxes	$1,954	$914

Non-cash financing activity:
Fair value of common stock issued and vested options assumed in connection with acquisitions	$750	$0

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2011, the Consolidated Statements of Income for the three and nine months ended September 30, 2010 and 2011, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2011 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2011, our results of operations for the three and nine months ended September 30, 2010 and 2011, and our cash flows for the nine months ended September 30, 2010 and 2011. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and we do not expect the adoption will have a material impact on our financial statements and disclosures.

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

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and we do not expect the adoption will have a material impact on our financial statements.

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2010		2011		2010		2011
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,677	$490	$2,151	$578	$4,596	$1,366	$5,521	$1,512
Denominator
Weighted-average common shares outstanding	246,521	72,096	254,709	68,446	245,341	72,946	252,995	69,309

Number of shares used in per share computation	246,521	72,096	254,709	68,446	245,341	72,946	252,995	69,309

Basic net income per share	$6.80	$6.80	$8.44	$8.44	$18.73	$18.73	$21.82	$21.82

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,677	$490	$2,151	$578	$4,596	$1,366	$5,521	$1,512
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	490	0	578	0	1,366	0	1,512	0
Reallocation of undistributed earnings to Class B shares	0	(5)	0	(7)	0	(16)	0	(19)

Allocation of undistributed earnings	$2,167	$485	$2,729	$571	$5,962	$1,350	$7,033	$1,493
Denominator
Number of shares used in basic computation	246,521	72,096	254,709	68,446	245,341	72,946	252,995	69,309
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	72,096	0	68,446	0	72,946	0	69,309	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,904	59	2,839	43	3,219	70	2,939	47
Restricted stock units	856	0	1,445	0	984	0	1,376	0

Number of shares used in per share computation	322,377	72,155	327,439	68,489	322,490	73,016	326,619	69,356

Diluted net income per share	$6.72	$6.72	$8.33	$8.33	$18.49	$18.49	$21.53	$21.53

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consist of the following (in millions):

	As of December 31, 2010	As of September 30, 2011
		(unaudited)
Cash and cash equivalents:
Cash	$4,652	$4,209
Cash equivalents:
Time deposits	973	112
Money market and other funds(1)	7,547	5,559
U.S. government agencies	0	450
U.S. government notes	300	300
Foreign government bonds	150	0
Corporate debt securities	8	0

Total cash and cash equivalents	13,630	10,630

Marketable securities:
Time deposits	307	414
U.S. government agencies	1,857	6,860
U.S. government notes	3,930	5,961
Foreign government bonds	1,172	1,961
Municipal securities	2,503	2,252
Corporate debt securities	5,742	7,298
Agency residential mortgage-backed securities	5,673	7,062
Marketable equity securities	161	122

Total marketable securities	21,345	31,930

Total cash, cash equivalents, and marketable securities	$34,975	$42,560

(1)

The balances at December 31, 2010 and September 30, 2011 include $1.6 billion and $1.9 billion of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

The following table summarizes unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$307	$0	$0	$307
U.S. government agencies	1,864	1	(8)	1,857
U.S. government notes	3,950	30	(50)	3,930
Foreign government bonds	1,154	23	(5)	1,172
Municipal securities	2,492	16	(5)	2,503
Corporate debt securities	5,600	167	(25)	5,742
Agency residential mortgage-backed securities	5,649	56	(32)	5,673
Marketable equity securities	150	11	0	161

Total	$21,166	$304	$(125)	$21,345

	As of September 30, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$414	$0	$0	$414
U.S. government agencies	6,847	13	0	6,860
U.S. government notes	5,862	100	(1)	5,961
Foreign government bonds	1,963	25	(27)	1,961
Municipal securities	2,229	23	0	2,252
Corporate debt securities	7,374	157	(233)	7,298
Agency residential mortgage-backed securities	6,917	152	(7)	7,062
Marketable equity securities	169	29	(76)	122

Total	$31,775	$499	$(344)	$31,930

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2010 and September 30, 2011.

We recognized gross realized gains of $67 million and $148 million for the three and nine months ended September 30, 2010. We recognized gross realized gains of $140 million and $274 million for the three and nine months ended September 30, 2011. We recognized gross realized losses of $5 million and $18 million for the three and nine months ended September 30, 2010. We recognized gross realized losses of $31 million and $63 million for the three and nine months ended September 30, 2011. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable debt securities, designated as available-for-sale and classified by the contractual maturity date of the security (in millions):

As of September 30, 2011
(unaudited)
Due in 1 year	$9,211
Due in 1 year through 5 years	7,272
Due in 5 years through 10 years	6,146
Due after 10 years	9,179

Total	$31,808

The following tables present fair values and gross unrealized losses for those investments that were in an unrealized loss position as of December 31, 2010 and September 30, 2011 aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2010
	Less than 12 Months
Security Description	Fair Value	Unrealized Loss
U.S. government agencies	$831	$(8)
U.S. government notes	2,225	(50)
Foreign government bonds	129	(5)
Municipal securities	962	(5)
Corporate debt securities	1,061	(25)
Agency residential mortgage-backed securities	1,675	(32)

Total	$6,883	$(125)

As of December 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for a period of 12 months or greater.

	As of September 30, 2011
	Less than 12 Months		12 Months or Greater		Total
Security Description	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	947	(1)	0	0	947	(1)
Foreign government bonds	659	(26)	5	(1)	664	(27)
Corporate debt securities	3,882	(231)	24	(2)	3,906	(233)
Agency residential mortgage-backed securities	1,085	(5)	20	(2)	1,105	(7)
Marketable equity security	69	(76)	0	0	69	(76)

Total	$6,642	$(339)	$49	$(5)	$6,691	$(344)

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

Note 4. Debt

Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2011, we had $750 million of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that matures at various dates through November 2011. The estimated fair value of the commercial paper approximates its carrying value. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2011, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of September 30, 2011.

Additionally, as of September 30, 2011, we had $468 million outstanding under a secured promissory note with an interest rate of 1.0% that matures in December 2011. Proceeds of this note were used for the acquisition of an office building in New York City. The estimated fair value of the promissory note approximates its carrying value.

Long-Term Debt

In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively the Notes) (in millions).

Outstanding Balance as of September 30, 2011
1.25% Notes due on May 19, 2014	$1,000
2.125% Notes due on May 19, 2016	1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for Notes above	(14)

Total	$2,986

Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of our long-term debt was approximately $3.1 billion, which is based on quoted prices for our publicly-traded debt as of September 30, 2011.

Note 5. Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. We use certain interest rate derivative contracts to hedge interest rate exposures on our fixed income securities. Our program is not designated for trading or speculative purposes.

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

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. We initially report any gain on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify to revenues when the hedged revenues are recorded or as interest and other income, net, if the hedged transaction becomes probable of not occurring. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option on the date of purchase as an asset. Thereafter, we recognize any change to this time value in interest and other income, net.

At September 30, 2011, the effective portion of our cash flow hedges before tax effect was $71 million, of which $56 million is expected to be reclassified from AOCI to revenues within the next 12 months.

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €3.0 billion (or approximately $4.1 billion) and €3.0 billion (or approximately $4.0 billion) at December 31, 2010 and September 30, 2011; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.5 billion (or approximately $2.3 billion) and £1.4 billion (or approximately $2.2 billion) at December 31, 2010 and September 30, 2011; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$407 million (or approximately $382 million) and C$457 million (or approximately $450 million) at December 31, 2010 and September 30, 2011. These foreign exchange option contracts have maturities of 36 months or less. We have not designated any other foreign exchange contracts as cash flow hedges.

Fair Value Hedges

We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $787 million and $1.2 billion at December 31, 2010 and September 30, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $2.1 billion at December 31, 2010 and September 30, 2011. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $84 million and $658 million at December 31, 2010 and September 30, 2011. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €991 million (or approximately $1.3 billion) and €739 million (or approximately $1.0 billion) at December 31, 2010 and September 30, 2011. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €6 million (or approximately $8 million) and €48 million (or approximately $65 million) at December 31, 2010 and September 30, 2011.

We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. As of September 30, 2011, the total notional amounts of interest rate contracts outstanding were $200 million.

At December 31, 2010 and September 30, 2011, the fair values of our outstanding derivative instruments were (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2010	As of September 30, 2011
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$342	$332
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current	0	16
Interest rate contracts	Prepaid revenue share, expenses and other assets, current	0	1

Total		$342	$349

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$5	$0
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	3	2

Total		$8	$2

The effect of derivative instruments in cash flow hedging relationship on income and other comprehensive income for the three and nine months ended September 30, 2010 and 2011 is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Foreign exchange contracts	$(194)	$61	$236	$(54)

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2010	2011	2010	2011
		(unaudited)
Foreign exchange contracts	Revenues	$89	$1	$178	$19

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2010	2011	2010	2011
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(60)	$(18)	$(258)	$(189)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income for the three and nine months ended September 30, 2010 and 2011 is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2010	2011	2010	2011
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(58)	$51	$(37)	$(8)
Hedged item	Interest and other income, net	55	(55)	34	(2)

		$(3)	$(4)	$(3)	$(10)

(2)

Losses related to the amount excluded from effectiveness testing of the hedges were $3 million for both the three and nine months ended September 30, 2010, and $4 million and $10 million for the three and nine months ended September 30, 2011.

The effect of derivative instruments not designated as hedging instruments on income for the three and nine months ended September 30, 2010 and 2011 is summarized below (in millions):

Derivatives not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2010	2011	2010	2011
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(230)	$40	$(34)	$41
Interest rate contracts	Interest and other income, net	0	(10)	0	(19)

		$(230)	$30	$(34)	$22

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

We classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our investments in ARS within Level 3 because they are valued using valuation techniques (see below). Some of the inputs to these models are unobservable in the market and are significant. We classify our foreign currency and interest rate derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description	As of December 31, 2010	Fair value measurement at reporting date using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$973	$0	$973		$0
Money market and other funds	7,547	5,936	1,611	(1)	0
U.S. government notes	300	300	0		0
Foreign government bonds	150	0	150		0
Corporate debt securities	8	0	8		0
Marketable securities:
Time deposits	307	0	307		0
U.S. government agencies	1,857	0	1,857		0
U.S. government notes	3,930	3,930	0		0
Foreign government bonds	1,172	0	1,172		0
Municipal securities	2,503	0	2,503		0
Corporate debt securities	5,742	0	5,742		0
Agency residential mortgage-backed securities	5,673	0	5,673		0
Marketable equity securities	161	161	0		0
Derivative contracts	342	0	342		0
Auction rate securities	153	0	0		153

Total	$30,818	$10,327	$20,338		$153

Liabilities
Derivative contracts	$8	$0	$8		$0

Total	$8	$0	$8		$0

Description		Fair value measurement at reporting date using
	As of September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$112	$0	$112		$0
Money market and other funds	5,559	3,649	1,910	(1)	0
U.S. government agencies	450	0	450		0
U.S. government notes	300	300	0		0
Marketable securities:
Time deposits	414	0	414		0
U.S. government agencies	6,860	0	6,860		0
U.S. government notes	5,961	5,961	0		0
Foreign government bonds	1,961	0	1,961		0
Municipal securities	2,252	0	2,252		0
Corporate debt securities	7,298	0	7,298		0
Agency residential mortgage-backed securities	7,062	0	7,062		0
Marketable equity securities	122	122	0		0
Derivative contracts	349	1	348		0
Auction rate securities	120	0	0		120

Total	$38,820	$10,033	$28,667		$120

Liabilities
Derivative contracts	$2	$0	$2		$0

Total	$2	$0	$2		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

At September 30, 2011, we held $120 million of ARS. Historically, these securities have provided liquidity through a Dutch auction process. However, these auctions began to fail in the first quarter of 2008. To estimate their fair values at September 30, 2011, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations.

At September 30, 2011, the estimated fair value of these ARS was $22 million less than their costs. As we have no intent to sell these ARS and it is more likely than not that we will not be required to sell these ARS prior to recovery of our entire cost basis, we concluded the decline in the fair value was temporary and recorded the unrealized loss to AOCI on the accompanying Consolidated Balance Sheet at September 30, 2011. To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at September 30, 2011.

The following table presents a reconciliation for our ARS measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2010 and 2011 (in millions):

Level 3
(unaudited)
Balance at June 30, 2010	$168
Change in unrealized loss included in other comprehensive income	(1)
Settlements	(11)

Balance at September 30, 2010	$156

Level 3
(unaudited)
Balance at December 31, 2009	$182
Change in unrealized loss included in other comprehensive income	(1)
Settlements	(25)

Balance at September 30, 2010	$156

Level 3
(unaudited)
Balance at June 30, 2011	$126
Change in unrealized loss included in other comprehensive income	(3)
Settlements	(3)

Balance at September 30, 2011	$120

Level 3
(unaudited)
Balance at December 31, 2010	$153
Change in unrealized loss included in other comprehensive income	(3)
Settlements	(30)

Balance at September 30, 2011	$120

Note 7. Property and Equipment

Property and equipment consist of the following (in millions):

	As of December 31, 2010	As of September 30, 2011
		(unaudited)
Information technology assets	$4,670	$5,936
Land and buildings	3,969	4,910
Construction in progress	2,329	2,073
Leasehold improvements	738	830
Furniture and fixtures	65	66

Total	11,771	13,815
Less: accumulated depreciation and amortization	4,012	4,611

Property and equipment, net	$7,759	$9,204

Note 8. Acquisitions

In April 2011, we completed the acquisition of ITA Software, Inc. (ITA), a privately-held flight information software company, for $676 million in cash.

In September 2011, we completed the acquisition of Zagat Survey, LLC (Zagat), a privately-held online hospitality survey company, for $151 million in cash.

In September 2011, we completed the acquisition of Daily Deals GmbH (Daily Deals), a privately-held online commerce deals company, for $114 million in cash.

During the nine months ended September 30, 2011, we completed 54 other acquisitions and purchases of intangible assets for a total cash consideration of approximately $502 million. These acquisitions were not material individually or in aggregate.

The following table summarizes the fair value of the assets acquired and liabilities assumed by major class for all the acquisitions completed during the nine months ended September 30, 2011 (in millions):

	ITA	Zagat	Daily Deals	Other	Total
	(unaudited)
Goodwill	$323	$102	$78	$249	$752
Patents and developed technology	158	2	11	236	407
Customer relationships	220	11	24	19	274
Trade names and other	16	37	9	14	76
Net assets acquired (liabilities assumed)	91	(1)	(8)	(2)	80
Deferred tax liabilities	(132)	0	0	(14)	(146)

Total	$676	$151	$114	$502	$1,443

For all acquisitions completed during the nine months ended September 30, 2011, patents and developed technology have a weighted-average useful life of 6.5 years, customer relationships have a weighted-average useful life of 7.4 years and trade names and other have a weighted-average useful life of 4.1 years. The amount of goodwill expected to be deductible for tax purposes is $20 million.

In addition, in August 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences, under which Google will acquire Motorola for approximately $12.5 billion in cash. The completion of this transaction is subject to customary closing conditions, including the approval of the transaction by Motorola’s stockholders and the receipt of certain regulatory approvals. In the event the Merger Agreement is terminated due to a failure to obtain certain regulatory approvals, we would be required to pay Motorola a fee of $2.5 billion. The transaction is currently expected to close by the end of 2011 or in early 2012.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in millions, unaudited):

Balance as of December 31, 2010	$6,256
Goodwill acquired	752
Goodwill adjustment	(19)

Balance as of September 30, 2011	$6,989

Information regarding our acquisition-related intangible assets that are being amortized is as follows (in millions):

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$915	$506	$409
Customer relationships	950	400	550
Trade names and other	283	198	85

Total	$2,148	$1,104	$1,044

	As of September 30, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$1,315	$643	$672
Customer relationships	1,212	527	685
Trade names and other	355	238	117

Total	$2,882	$1,408	$1,474

Amortization expense of acquisition-related intangible assets for the three and nine months ended September 30, 2010 was $86 million and $219 million and for the three and nine months ended September 30, 2011 was $126 million and $327 million. As of September 30, 2011, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter is as follows (in millions, unaudited):

Remainder of 2011	$110
2012	410
2013	303
2014	242
2015	131
2016	89
Thereafter	189

$1,474

Note 10. Interest and Other Income, Net

The components of interest and other income, net are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Interest income	$172	$211	$403	$613
Interest expense	0	(21)	0	(38)
Realized gains on marketable securities, net	62	109	130	211
Foreign currency exchange losses, net	(70)	(24)	(280)	(224)
Other	3	27	2	40

Interest and other income, net	$167	$302	$255	$602

Note 11. Comprehensive Income

The changes in the components of comprehensive income are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Net income	$2,167	$2,729	$5,962	$7,033
Change in unrealized gains on marketable securities, net of taxes(1)	214	(81)	421	5
Change in cumulative translation adjustment	139	(328)	(29)	129
Change in unrealized gains on cash flow hedges, net of taxes(2)	(168)	38	34	(40)

Comprehensive income	$2,352	$2,358	$6,388	$7,127

(1)

Change in unrealized gains on marketable securities is recorded net of taxes of $92 million and $35 million for the three months ended September 30, 2010 and 2011, and $124 million and $33 million for the nine months ended September 30, 2010 and 2011.

(2)

Change in unrealized gains on cash flow hedges is recorded net of taxes of $115 million and $23 million for the three months ended September 30, 2010 and 2011, and $24 million and $32 million for the nine months ended September 30, 2010 and 2011.

The components of AOCI are as follows (in millions):

	As of December 31, 2010	As of September 30, 2011
		(unaudited)
Unrealized net gains on available-for-sale investments, net of taxes	$94	$99
Foreign currency translation adjustment	(41)	88
Unrealized gains on cash flow hedges, net of taxes	85	45

Accumulated other comprehensive income	$138	$232

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

We are also regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the U.S. Federal Trade Commission (FTC) and the European Commission (EC) described below), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Such claims, suits, government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.

Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material.

We expense legal fees in the period in which they are incurred.

Antitrust Investigations

On June 23, 2011, we received a Civil Investigative Demand (CID) from the FTC’s Bureau of Competition and a subpoena from FTC’s Bureau of Consumer Protection relating to a review by the FTC of our business practices, including search and advertising. State attorneys general from the states of Texas, Ohio, and Mississippi have issued similar CIDs. We are cooperating with the FTC and the state attorneys general and responding to their information requests.

The EC’s Directorate General for Competition has also opened an investigation into various antitrust-related complaints against us. On February 10, 2010, we received notification from the EC about three antitrust complaints filed by Ciao, Ejustice, and Foundem, respectively. On November 30, 2010, the EC formally opened proceedings against us. Since November 2010, 1plusV, parent company of Ejustice, and VfT, an association of business listings providers in Germany, have filed similar complaints against us. On March 31, 2011, Microsoft Corporation submitted a similar complaint to the EC against us. On the same day, the EC notified us of additional complaints filed by Elfvoetbal, Hotmaps, Interactive Labs, and nnpt.it, and on August 30, 2011 of a complaint by dealdujour.pro. On September 16, 2011, we responded to all of the allegations made against us. We are cooperating with the EC and responding to its information requests.

EPA Investigation

In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data center facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. We are cooperating with the EPA and have provided documents and other materials.

In all of our outstanding legal matters for which we have made an accrual, based on current knowledge, we believe that any loss in excess of the amounts accrued will not, individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Amounts accrued as of December 31, 2010 and September 30, 2011 were not material. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. Therefore, although we consider the likelihood of such an outcome to be remote, if one or more of these outstanding legal matters were resolved against us for amounts in excess of our current expectations, our results of operations or cash flows in the fiscal quarter in which we accrue the related liability could be materially adversely affected.

In all of our outstanding legal matters for which we have not made an accrual, we are unable to estimate a range of reasonably possible loss due to various reasons, including, among others, that (1) the proceedings are in early stages, (2) there is uncertainty as to the outcome of pending appeals, motions, or settlements, (3) there are significant factual issues to be resolved, (4) there are novel legal issues presented, or (5) we have meritorious defenses that we intend to assert. Given the significant uncertainties involved in these matters, we cannot predict the timing or extent of their impact on our business, consolidated financial position, results of operations or cash flows, which could be material, particularly in any fiscal quarter in which we may accrue a related liability.

Department of Justice Investigation (Advertising)

In connection with the resolution of an investigation by the United States Department of Justice into the use of Google advertising by certain advertisers, we accrued $500 million during the three months ended March 31, 2011, which was paid in August 2011 upon final resolution of that matter.

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

Note 13. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Risk-free interest rate	1.8%	1.7%	1.9%	2.3%
Expected volatility	35%	33%	35%	33%
Expected life (in years)	5.7	6.2	5.3	5.9
Dividend yield	0	0	0	0
Weighted-average estimated fair value of options granted during the period	$181.33	$210.06	$219.70	$210.24

The following table summarizes the activities for our options for the nine months ended September 30, 2011:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2010	11,525,422	$330.24
Granted	714,770	$585.17
Exercised	(1,475,264)	$282.78
Forfeited/canceled	(202,741)	$382.45

Balance at September 30, 2011	10,562,187	$353.12	5.9	$1,774

Vested and exercisable as of September 30, 2011	6,351,819	$304.59	5.5	$1,337
Vested and exercisable as of September 30, 2011 and expected to vest thereafter (2)	10,126,045	$349.95	5.9	$1,729

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $515.04 of our Class A common stock on September 30, 2011.

(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and vested and exercisable stock options and warrants at September 30, 2011:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	348,750	2.8	$28.53	346,027	$28.03	322,888	$24.80
$117.84–$198.41	505,183	2.9	$178.28	505,183	$178.28	505,183	$178.28
$205.96–$298.86	563,389	3.4	$274.44	558,486	$274.32	558,486	$274.32
$300.97–$399.00	5,946,677	5.3	$309.68	4,081,093	$309.72	4,081,093	$309.72
$401.78–$499.07	972,434	7.0	$439.16	484,559	$437.30	484,559	$437.30
$501.27–$595.35	1,941,386	8.8	$532.02	396,065	$518.43	396,065	$518.43
$601.17–$699.35	284,288	9.4	$610.19	3,470	$620.36	3,470	$620.36
$710.84	80	6.2	$710.84	75	$710.84	75	$710.84

$0.30–$710.84	10,562,187	5.9	$353.12	6,374,958	$303.75	6,351,819	$304.59

The above tables include approximately one million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $322.03 and a weighted-average remaining life of one year.

The total grant date fair value of stock options vested during the three and nine months ended September 30, 2010 was $348 million and $554 million. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2011 was $172 million and $422 million. The aggregate intrinsic value of all options and warrants exercised during the three and nine months ended September 30, 2010 was $71 million and $204 million. The aggregate intrinsic value of all options and warrants exercised during the three and nine months ended September 30, 2011 was $141 million and $454 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

During the nine months ended September 30, 2011, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 302,313 at a total value of $78 million, or an average price of $259.56 per share, including an average premium of $8.93 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

As of September 30, 2011, there was $687 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.3 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) for the nine months ended September 30, 2011:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2010	6,671,971	$509.04
Granted	4,766,829	$528.12
Vested	(1,928,305)	$510.68
Forfeited/canceled	(278,567)	$512.70

Unvested at September 30, 2011	9,231,928	$518.40

Expected to vest after September 30, 2011 (1)	8,269,961	$518.40

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of September 30, 2011, there was $3,924 million of unrecognized compensation cost related to employee unvested RSUs. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 14. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $1,140 million and $1,524 million as of December 31, 2010 and September 30, 2011. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $951 million and $1,317 million as of December 31, 2010 and September 30, 2011. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

Revenues by geography are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Revenues:
United States	$3,517	$4,420	$10,001	$12,580
United Kingdom	840	1,047	2,452	2,993
Rest of the world	2,929	4,253	8,428	11,749

Total revenues	$7,286	$9,720	$20,881	$27,322

	As of December 31, 2010	As of September 30, 2011
		(unaudited)
Long-lived assets:
United States	$14,000	$15,664
International	2,289	3,382

Total long-lived assets	$16,289	$19,046

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Recent Development

On August 15, 2011, we entered into the Merger Agreement with Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences, under which Google will acquire Motorola for approximately $12.5 billion in cash. The completion of this transaction is subject to customary closing conditions, including the approval of the transaction by Motorola’s stockholders and the receipt of certain regulatory approvals.

How We Generate Revenue

Advertising revenues made up 97% and 96% of our revenues for the three and nine months ended September 30, 2010 and 96% of our revenues for the three and nine months ended September 30, 2011. We derive most of our additional revenues from our enterprise products, as well as our display advertising management services to advertisers, ad agencies, and publishers.

Google AdWords is our auction-based advertising program that enables advertisers to place text-based and display ads on our websites and our Google Network Members’ websites. Display advertising comprises the videos, text, images, and other interactive ads. These ads are run across the web on computers and mobile devices, including smart phones and handheld computers such as netbooks and tablets. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network Members’ websites as specified by the advertiser. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on our websites or our Google Network Members’ websites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged to advertisers each time their ads are displayed on our websites or our Google Network Members’ websites. Our AdWords agreements are generally terminable at any time by our advertisers.

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

•	The number and prominence of ads displayed on our websites and our Google Network Members’ websites.

•	The number of visits to, and the content of, our Google Network Members’ websites and certain of our websites and the relevance and quality of the ads we display next to this content.

•	The advertisers’ return on investment from advertising campaigns on our websites or our Google Network Members’ websites compared to other forms of advertising.

•	The total advertising spending budgets of each advertiser.

•	The number of advertisers and the breadth of items advertised.

•	The amount we ultimately pay our Google Network Members, distribution partners, and our content providers for traffic, access points, and content, compared to the amount of revenues we generate.

•	Our ability to increase traffic on our websites and our Google Network Members’ websites via new and improved ad formats including the ones on mobile devices.

Trends in Our Business

Advertising transactions continue to shift from offline to online as the digital economy evolves. This has contributed to the rapid growth of our business since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and it could do so in the future as a result of a number of factors, including increasing competition, challenges in maintaining our growth rate as our revenues increase to higher levels, and increasing maturity of the online advertising market and other markets in which we participate. In addition, if there is a further general economic downturn, this may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, including the amount they are willing to pay for each click or impression, which could negatively affect the growth rate of our revenues. We plan to continue to invest aggressively in our core areas of strategic focus.

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

We also continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We have increased our hiring in 2011, and we expect to continue to do so and to provide competitive compensation programs for our employees. For instance, effective January 1, 2011, we increased base salaries for all of our non-executive employees by 10% and shifted a portion of the bonus into base salary. Our full-time employee headcount was 23,331 at September 30, 2010 and 31,353 at September 30, 2011. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.

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

Results of Operations

The following table presents our historical operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	35.0	34.8	35.8	34.7
Research and development	13.6	14.4	13.0	14.1
Sales and marketing	9.1	12.4	9.1	12.2
General and administrative	7.3	6.9	6.7	7.1
Charge related to the resolution of Department of Justice investigation	0	0	0	1.8

Total costs and expenses	65.0	68.5	64.6	69.9

Income from operations	35.0	31.5	35.4	30.1
Interest and other income, net	2.2	3.1	1.3	2.2

Income before income taxes	37.2	34.6	36.7	32.3
Provision for income taxes	7.5	6.5	8.1	6.6

Net income	29.7%	28.1%	28.6%	25.7%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Advertising revenues:
Google websites	$4,833	$6,740	$13,772	$18,851
Google Network Members’ websites	2,199	2,595	6,297	7,506

Total advertising revenues	7,032	9,335	20,069	26,357
Other revenues	254	385	812	965

Revenues	$7,286	$9,720	$20,881	$27,322

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Advertising revenues:
Google websites	67%	69%	66%	69%
Google Network Members’ websites	30	27	30	27

Total advertising revenues	97	96	96	96
Google websites as % of advertising revenues	69	72	69	72
Google Network Members’ websites as % of advertising revenues	31	28	31	28
Other revenues	3%	4%	4%	4%

The increase in our revenues from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites. The increase in advertising revenue for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs and, to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, and the continued global expansion of our products, and our advertiser and user base, as well as an increase in the number of Google Network Members. The increase in the average cost-per-click paid by our advertisers was primarily driven by the increased spending from advertisers and a general weakening of the U.S dollar compared to foreign currencies (primarily the Euro and the British pound). In addition, the increase in advertising revenue for Google Network Members’ websites from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 was partially offset by the loss of a search partnership and, to a lesser extent, by a search quality improvement made during the first quarter of 2011.

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network Members’ websites they visit. For instance, these improvements include increasing site links to be full size links with the URL (unform source locator), moving a portion of the first line of the ad to the heading to better promote the content of the ad, providing an option to preview the ad, and moving the ad’s URL to a separate line below the heading for greater page format consistency.

Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 28% from the three months ended September 30, 2010 to the three months ended September 30, 2011 and 21% from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. Average cost-per-click on Google websites and Google Network Members’ websites increased approximately 5% from the three months ended September 30, 2010 to the three months ended September 30, 2011 and 8% from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
United States	48%	45%	48%	46%
United Kingdom	12%	11%	12%	11%
Rest of the world	40%	44%	40%	43%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011 resulted largely from increased acceptance of our advertising programs, our continued progress in developing localized versions of our products for these international markets, and, to a lesser extent, a general weakening of the U.S dollar compared to foreign currencies (primarily the Euro, the Australian dollar, and the Japanese yen).

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Euro, the British pound, and the Australian dollar) from the three months ended September 30, 2010 to the three months ended September 30, 2011 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $56 million, or 5%, lower and our revenues from the rest of the world would have been approximately $427 million, or 10%, lower in the three months ended September 30, 2011. This is before consideration of hedging gains of $11 million and $78 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended September 30, 2010 and hedging gains of $1 million recognized to revenues from the rest of the world in the three months ended September 30, 2011.

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Euro, the British pound, and the Japanese yen) from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $135 million, or 5%, lower and our revenues from the rest of the world would have been approximately $789 million, or 7%, lower in the nine months ended September 30, 2011. This is before consideration of hedging gains of $41 million and $137 million recognized to revenues from the United Kingdom and the rest of the world in the nine months ended September 30, 2010 and hedging gains of $4 million and $15 million recognized to revenues from the United Kingdom and the rest of the world in the nine months ended September 30, 2011.

The foreign exchange impact on international revenues is calculated by translating current quarter revenues using prior quarter and prior year exchange rates, as well as excluding any hedging gains realized in the current periods. We consider this information useful as it facilitates a comparison to our historical revenue performance on a constant currency basis.

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

The following table presents our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Cost of revenues	$2,552	$3,378	$7,471	$9,485
Cost of revenues as a percentage of revenues	35.0%	34.8%	35.8%	34.7%
Traffic acquisition costs related to AdSense arrangements	$1,520	$1,827	$4,426	$5,282
Traffic acquisition costs related to distribution arrangements	285	383	822	1,076

Traffic acquisition costs	$1,805	$2,210	$5,248	$6,358

Traffic acquisition costs as a percentage of advertising revenues	25.7%	23.7%	26.1%	24.1%

Cost of revenues increased $826 million from the three months ended September 30, 2010 to the three months ended September 30, 2011. The increase was primarily related to an increase in traffic acquisition costs of $307 million resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $98 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our websites compared to our Google Network Members’ websites, and more revenues realized from Google Network Members to whom we pay less revenue share. In addition, there was an increase in data center costs of $255 million, primarily resulting from the depreciation of additional information technology assets and data center buildings and an increase in labor, energy, and bandwidth costs, and an increase in content acquisition costs of $50 million, primarily related to content displayed on YouTube.

Cost of revenues increased $2,014 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase was primarily related to an increase in traffic acquisition costs of $856 million resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $254 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our websites compared to our Google Network Members’ websites, more revenues realized from Google Network Members to whom we pay less revenue share, and, to a lesser extent, expiration of an AdSense arrangement under which we paid guaranteed minimum revenue share. In addition, there was an increase in data center costs of $538 million, primarily resulting from the depreciation of additional information technology assets and data center buildings and an increase in labor, energy, and bandwidth costs, and an increase in content acquisition costs of $173 million, primarily related to content displayed on YouTube, partially offset by a decrease in mobile phone costs.

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Research and development expenses	$994	$1,404	$2,711	$3,861
Research and development expenses as a percentage of revenues	13.6%	14.4%	13.0%	14.1%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $410 million from the three months ended September 30, 2010 to the three months ended September 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $247 million, primarily as a result of a 25% increase in research and development headcount, including headcount from acquisitions, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in stock-based compensation expense of $67 million.

Research and development expenses increased $1,150 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $746 million, primarily as a result of a 25% increase in research and development headcount, including headcount from acquisitions, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in stock-based compensation expense of $158 million and an increase in fees for consulting services of $108 million.

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

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Sales and marketing expenses	$661	$1,204	$1,897	$3,322
Sales and marketing expenses as a percentage of revenues	9.1%	12.4%	9.1%	12.2%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $543 million from the three months ended September 30, 2010 to the three months ended September 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $232 million, primarily due to a 37% increase in sales and marketing headcount including headcount from acquisitions, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in advertising and promotional expenses of $215 million.

Sales and marketing expenses increased $1,425 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. The increase was primarily due to an increase in labor and facilities related costs of $612 million, primarily due to a 37% increase in sales and marketing headcount including headcount from acquisitions, as well as a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in advertising and promotional expenses of $583 million.

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

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
General and administrative expenses	$532	$676	$1,403	$1,919
General and administrative expenses as a percentage of revenues	7.3%	6.9%	6.7%	7.1%

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

General and administrative expenses increased $144 million from the three months ended September 30, 2010 to the three months ended September 30, 2011. This increase was primarily due to an increase in professional services of $66 million, the majority of which related to consulting services and legal costs, as well as an increase in labor and facilities related costs of $44 million, primarily as a result of a 42% increase in general and administrative headcount and a 10% increase in base salaries of non-executive employees effective January 1, 2011. In addition, there was an increase in stock-based compensation expense of $31 million.

General and administrative expenses increased $516 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. This increase was primarily due to an increase in labor and facilities related costs of $235 million, primarily as a result of a 42% increase in general and administrative headcount and a 10% increase in base salaries of non-executive employees effective January 1, 2011, as well as an increase in professional services of $140 million, the majority of which related to consulting services and legal costs. In addition, there was an increase in stock-based compensation expense of $78 million.

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2011 and future periods.

Charge Related to the Resolution of Department of Justice Investigation

In connection with a resolution of an investigation by the United States Department of Justice into the use of Google advertising by certain advertisers, we accrued $500 million during the three months ended March 31, 2011, which was paid in August 2011 upon final resolution of that matter.

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Stock-based compensation	$380	$571	$980	$1,437
Stock-based compensation as a percentage of revenues	5.2%	5.9%	4.7%	5.3%

Stock-based compensation increased $191 million and $457 million from the three and nine months ended September 30, 2010 to the three and nine months ended September 30, 2011. These increases were primarily due to additional stock awards issued to existing and new employees.

We estimate stock-based compensation to be approximately $2.0 billion in 2011 and $4.1 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after September 30, 2011 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net

Interest and other income, net increased $135 million from the three months ended September 30, 2010 to the three months ended September 30, 2011. This increase was primarily driven by an increase in realized gains on sale of marketable securities of $47 million and a decrease in net foreign exchange related costs of $46 million, as well as an increase in interest income of $39 million due to an increase in our cash and investment balances and higher yields.

Interest and other income, net increased $347 million from the nine months ended September 30, 2010 to the nine months ended September 30, 2011. This increase was primarily driven by an increase in interest income of $210 million due to an increase in our cash and investment balances and higher yields and an increase in realized gains on sale of marketable securities of $81 million, as well as a decrease in net foreign exchange related costs of $56 million.

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

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(unaudited)
Provision for income taxes	$547	$631	$1,692	$1,804
Effective tax rate	20.2%	18.8%	22.1%	20.4%

Our provision for income taxes increased from the three months ended September 30, 2010 to the three months ended September 30, 2011, primarily as a result of increases in federal income taxes, driven by higher taxable income year over year, partially offset by proportionately more earnings expected to be realized in countries that have lower statutory tax rates. Our effective tax rate decreased from the three months ended September 30, 2010 to the three months ended September 30, 2011, primarily as a result of proportionately more earnings expected to be realized in countries that have lower statutory tax rates and a decrease in state income taxes.

Our provision for income taxes increased from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, primarily as a result of an increase in federal income taxes, driven by higher taxable income year over year, partially offset by proportionately more earnings expected to be realized in countries that have lower statutory tax rates. Our effective tax rate decreased from the nine months ended September 30, 2010 to the nine months ended September 30, 2011, primarily as a result of proportionately more earnings expected to be realized in countries that have lower statutory tax rates, a decrease in state income taxes, as well as federal research and development credits recognized in the nine months ended September 30, 2011, partially offset by recognition of a charge related to the resolution of an investigation by the Department of Justice which is not deductible for tax purposes.

Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Nine Months Ended September 30,
	2010	2011
	(unaudited)
Net cash provided by operating activities	$7,555	$10,641
Net cash used in investing activities	(7,831)	(14,482)
Net cash provided by financing activities	1,298	767

At September 30, 2011, we had $42.6 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, including cash collateral received related to our securities lending program, mortgage-backed securities, and corporate securities.

As of September 30, 2011, $20.2 billion of the $42.6 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2010 and September 30, 2011, we had unused letters of credit for approximately $65 million and $46 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services, including the impact of changes in customer buying or advertiser spending behavior that may result from a further general economic downturn, or adverse resolution of pending legal proceedings and other contingencies. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2011, we had $750 million of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that matures at various dates through November 2011. Average commercial paper borrowings and maximum amount outstanding during the quarter were $750 million. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2011, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of September 30, 2011.

Additionally, as of September 30, 2011, we had $468 million of a secured promissory note outstanding recorded as short-term debt, with an interest rate of 1.0% that matures in December 2011.

In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%, respectively. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. As of September 30, 2011, the total carrying value and estimated fair value of our long-term debt were $3.0 billion and $3.1 billion. The estimated fair value is based on quoted prices for our publicly-traded debt as of September 30, 2011. We are not subject to any financial covenants under the notes.

In August 2011, we entered into the Merger Agreement with Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences, under which Google will acquire Motorola for approximately $12.5 billion in cash. The completion of this transaction is subject to customary closing conditions, including the approval of the transaction by Motorola’s stockholders and the receipt of certain regulatory approvals. In the event the Merger Agreement is terminated due to a failure to obtain certain regulatory approvals, we would be required to pay Motorola a fee of $2.5 billion. The transaction is currently expected to close by the end of 2011 or in early 2012.

Cash provided by operating activities in the nine months ended September 30, 2011 was $10,641 million and consisted of net income of $7,033 million, adjustments for non-cash items of $3,253 million, and cash provided by working capital and other activities of $355 million. Adjustments for non-cash items primarily consisted of $1,437 million of stock-based compensation expense, $1,011 million of depreciation and amortization expense of property and equipment, $526 million of deferred income taxes, and $337 million of amortization of intangible and other assets. In addition, the increase in cash from changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $268 million and an increase in accrued expenses and other liabilities of $255 million. These increases were partially offset by an increase in accounts receivable of $247 million due to the growth in fees billed to our advertisers, and an increase in prepaid revenue share, expenses and other assets of $146 million. The increase in income taxes payable and deferred income taxes reflected primarily additional tax obligations accrued, partially offset by estimated income taxes paid during the first nine months of 2011 for the year ending December 31, 2011. In addition, we paid $500 million related to the resolution of a Department of Justice investigation.

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

Cash used in investing activities in the nine months ended September 30, 2011 of $14,482 million was primarily attributable to net purchases of marketable securities of $10,586 million, capital expenditures of $2,487 million related principally to our facilities, data centers, and related equipment, and cash consideration used in acquisitions and other investments of $1,708 million, including $676 million paid in connection with the acquisition of ITA. Also, in connection with our securities lending program, we received additional $694 million of cash collateral and invested $395 million in reverse repurchase agreements.

Cash used in investing activities in the nine months ended September 30, 2010 of $7,831 million was primarily attributable to net purchases of marketable securities of $7,220 million, capital expenditures of $1,473 million, and cash consideration used in acquisitions and other investments of $1,124 million. Also, in connection with our securities lending program, we received $2,861 million of cash collateral and invested $875 million in reverse repurchase agreements.

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

Cash provided by financing activities in the nine months ended September 30, 2011 of $767 million was primarily driven by net proceeds of $726 million of debt issued and excess tax benefits from stock-based award activities of $61 million.

Cash provided by financing activities in the nine months ended September 30, 2010 of $1,298 million was primarily driven by $2,121 million of short term-debt issued under our commercial paper program. This was partially offset by $801 million in stock repurchases pursuant to Rule 10b5-1 trading plans in connection with our acquisitions of AdMob, Inc. and On2 Technologies, Inc.

Contractual Obligations

We recorded long-term taxes payable of $400 million in the nine months ended September 30, 2011 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock option activities, and research and experimentation tax credits. The effective tax rates were 20.2% and 18.8% for the three months ended September 30, 2010 and 2011 and 22.1% and 20.4% for the nine months ended September 30, 2010 and 2011. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, tax, labor and employment disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and we do not expect the adoption will have a material impact on our financial statements and disclosures.

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

In September 2011, the FASB issued a revised accounting standard, which is intended to reduce the cost and complexity of the annual goodwill impairment test by providing entities an option to perform a “qualitative” assessment to determine whether further impairment testing is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We will adopt this standard in the first quarter of 2012 and we do not expect the adoption will have a material impact on our financial statements.

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

At December 31, 2010, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.0 billion (or approximately $4.1 billion) and $227 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.5 billion (or approximately $2.3 billion) and $97 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$407 million (or approximately $382 million) and $6 million. At September 30, 2011, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.0 billion (or approximately $4.0 billion) and $204 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.4 billion (or approximately $2.2 billion) and $83 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$457 million (or approximately $450 million) and $21 million. These foreign exchange option contracts have maturities of 36 months or less. There are no other foreign exchange contracts designated as cash flow hedges. However, we may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $61 million lower at September 30, 2011, and the total amount of expense recorded as interest and other income, net, would have been approximately $180 million higher in the three months ended September 30, 2011. If the U.S. dollar strengthened by 20%, the amount recorded in AOCI before tax effect would have been approximately $1.3 billion higher at September 30, 2011, and the total amount of expense recorded as interest and other income, net, would have been approximately $238 million higher in the three months ended September 30, 2011.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $2.1 billion at December 31, 2010 and September 30, 2011. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $84 million and $658 million at December 31, 2010 and September 30, 2011. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €991 million (or approximately $1.3 billion) and €739 million (or approximately $1.0 billion) at December 31, 2010 and September 30, 2011. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €6 million (or approximately $8 million) and €48 million (or approximately $65 million) at December 31, 2010 and September 30, 2011.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $20 million and $18 million at December 31, 2010 and September 30, 2011. The adverse impact at December 31, 2010 and September 30, 2011 is after consideration of the offsetting effect of approximately $467 million and $508 million from foreign exchange contracts in place for the months of December 2010 and September 2011. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, time deposits, money market and other funds, mortgage-backed securities, and corporate debt securities. By policy, we limit the amount of credit exposure to any one issuer.

Investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. Due in part to these factors, our income from investments may decrease in the future. However, we use certain interest rate derivative contracts to hedge interest rate risk of our fixed income securities.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $895 million and $1.0 billion at December 31, 2010 and September 30, 2011, after taking into consideration of the offsetting effect from interest rate derivative contracts outstanding as of September 30, 2011.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We generated 96% of our revenues in 2010 and in the nine months ended September 30, 2011 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

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

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. In particular, we are cooperating with the FTC, the EC and several state attorneys general in investigations they are conducting with respect to our business and its impact on competition. Legislators and regulators, including those conducting investigations in the U.S. and Europe, may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

We are involved in legal proceedings that may result in adverse outcomes.

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the FTC and the EC), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could also adversely affect our business and results of operations.

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

We are subject to a variety of laws in the U.S. and abroad that are costly to comply with, can result in negative publicity and diversion of management time and effort, and can subject us to claims or other remedies. Many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have also been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Moreover, a recent amendment to the U.S. patent law will become effective in 2012 and may affect our ability to protect our innovations and defend against claims of patent infringement.

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

“Web spam” refers to websites that attempt to violate a search engine’s quality guidelines or that otherwise seek to rank higher in search results than a search engine’s assessment of their relevance and utility would rank them. Although English-language web spam in our search results has been significantly reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek ways to improve their rankings inappropriately. We continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. We have also improved our ability to detect hacked websites, a major source of web spam in 2010. We face new challenges from low-quality and irrelevant content websites, including “content farms,” which are websites that generate large quantities of low-quality content to help them improve their search rankings. In 2011, we launched several algorithmic changes focused on low-quality websites. If web spam and content farms continue to increase on Google, this could hurt our reputation for delivering relevant information or reduce user traffic to our websites. In addition, as we continue to take actions to improve our search quality and reduce low-quality content, this may in the short run reduce our AdSense revenues, since some of these websites are AdSense partners.

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

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 52% of our total revenues in 2010 and 54% of our total revenues in the nine months ended September 30, 2011, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

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

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, by changes in the valuation of our deferred tax assets and liabilities, as a result of gains on our foreign exchange risk management program, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. We are subject to regular review and audit by both domestic and foreign tax authorities. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2011, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 67% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Results of Google’s Transferable Stock Option Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options using the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended September 30, 2011:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period(1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
July 1-31	205,523	$59,550	$732	$319.56	$289.75	$3.56
August 1-31	70,958	$15,032	$1,497	$372.23	$211.84	$21.09
September 1-30	0	$0	$0	$0	$0	$0

Total (except weighted-average per share amounts)	276,481	$74,582	$2,229	$333.08	$269.75	$8.06

(1)

The TSO program is generally active during regular trading hours for the Nasdaq Stock Market when our trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other reasons.

(2)

TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt) in our TSO program. The following table provides information with respect to sales by our executive officers of TSOs during the three months ended September 30, 2011:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Nikesh Arora	3,195	$803	$3

Total	3,195	$803	$3

ITEM 5.	OTHER INFORMATION

On July 13, 2011, our board of directors adopted a policy with respect to director selection process. The policy outlines for the process that the Nominating and Corporate Governance Committee will undertake when screening director candidates and evaluating the qualifications of persons nominated or recommended by stockholders, including the candidate credentials and other considerations the Committee will take into account in fulfilling its responsibilities. The policy also specifies that all nominees will be approved by the full board of directors.

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

GOOGLE INC

Date: October 26, 2011	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit		Incorporated by reference herein
Number	Description	Form	Date

1.01	Amendment Agreement, dated as of July 12, 2011, among Google Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Management LLC, Credit Suisse Securities (USA) LLC, UBS AG, London Branch, and UBS Securities LLC	Current Report on Form 8-K (File No. 000-50726)	July 12, 2011

2.01	Agreement and Plan of Merger, by and among Google Inc., RB98 Inc., and Motorola Mobility Holdings, Inc., dated as of August 15, 2011	Current Report on Form 8-K (File No. 000-50726)	August 18, 2011

31.01 *	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02 *	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01 ‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Furnished herewith.