Form 10-K
period 2011-12-31
Google Inc.
filed 2012-01-26
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2011, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 30, 2011) was $114,824,568,582.

At January 19, 2012, there were 257,960,636 shares of the registrant’s Class A common stock outstanding and 67,175,694 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2012 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2011.

Google Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2011

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

•	our potential exposure in connection with pending investigations and proceedings;

•	our expectations about the timing of the consummation of our proposed acquisition of Motorola Mobility Holdings, Inc. (Motorola);

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	continued investments in international markets;

•	our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements; and

•	fluctuations in our capital expenditures;

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

Corporate Highlights

On April 4, 2011, Larry Page, our Co-Founder, assumed day-to-day operations as our Chief Executive Officer. Since then, Larry’s primary focus has been on “increasing Google’s velocity and execution”—making things much simpler for our users and improving the overall Google experience while continually creating new products with the potential to improve the lives of billions of people.

•	Android—The growth of our Android operating system in 2011 has been impressive. As of January 2012, over 250 million Android devices have been activated globally.

•

Improved Ad Formats—We made a number of ad improvements in 2011. For instance, with visual ads, not only can users find theater times for a new movie, users can watch the trailer directly in the ad. Location-aware search ads can help users find what they are looking for more easily by putting thousands of local businesses on the map—literally. With the +1 button, people can find businesses recommended by their friends. After all, ads are just more answers to users’ queries.

•

Google+—In June 2011, we launched Google+, a new way to share online just like users do in the real world, sharing different things with different people. Google+ has added new users every week since its launch. As of January 2012, over 90 million people have joined Google+.

•

Product Prioritization—In an effort to prioritize our product efforts, we decided to shut down a number of products in 2011, including Google Buzz, Google Desktop, and Google Labs. We learned a lot from these discontinued products and are putting that learning to work every day in new products such as Google+.

•

New and Improved Google Experience—Constant revision and improvement is part of our overarching philosophy. In 2011, we began work on improving the Google experience guided by three key design principles:

•

Focus—With the new design changes, we have brought forward the things that matter to users and moved all the other clutter out of their way so that users can better focus on what they need at the moment.

•

Elasticity—The new design allows users to seamlessly transition from one device to another from the various mobile devices, tablets, high-resolution monitors, and TVs to access the web and have a consistent visual experience.

•

Effortlessness—Our design philosophy is to combine power with simplicity. We want to keep our look simple and clean, but behind the seemingly simple design, use technologies like HTML5, WebGL, and the latest, fastest browsers to make sure users have all the power of the web behind them.

On August 15, 2011, we entered into an Agreement and Plan of Merger (Merger Agreement) with Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences, under which we will acquire Motorola for $40 per share in cash, or a total of approximately $12.5 billion. The completion of this transaction is subject to customary closing conditions, including the receipt of certain regulatory approvals.

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

In January 2012, we launched Search plus Your World. Now, when a user performs a signed-in search on Google, the user’s results page may include Google+ content from people that the user is close to (or might be interested in following). Relevant Google+ profiles and Google+ pages related to a specific topic or area of interest may also appear on a user’s results page.

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

Google Mobile. Mobile advertising is still in relative infancy, though the mobile device is quickly becoming the world’s newest gateway to information. Google is focused on developing easy-to-use ad products to help advertisers extend their reach, help create revenue opportunities for our publisher partners, and deliver relevant and useful ads to users on the go.

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

Google Local. Google is committed to providing users with relevant local information. We’ve organized information around more than 50 million places globally from various sources across the web. Users can find addresses, phone numbers, hours of operation, directions and more for millions of local queries like shops, restaurants, parks and landmarks right on Google.com, on Google Maps and on Google Maps for mobile. They can also discover more places that are right for them by rating the places they’ve been, and getting customized recommendations based on their tastes and those of their friends directly within Google Maps. Our products and services also help local business owners manage their online presence and connect with potential customers. Millions of business owners have verified their free business listings via Google Places to ensure that users have up-to-date information about their establishments, and to contribute additional details such as photos and products/services offered. Google Offers brings people daily deals from local and national businesses, redeemable for discounted goods or services. From restaurants to spa treatments to outdoor adventures, Google has deals from the best businesses a city has to offer as well as popular national brands.

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

Google+. In June 2011, we launched Google+, a new way to share online just like users do in the real world, sharing different things with different people. Google+ has added new users every week since its launch. As of January 2012, over 90 million people have joined Google+.

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

Research

We continue to develop new products and services and to enhance our existing ones through research and product development and the licensing and acquisition of third-party businesses and technology. Our product development philosophy is to launch innovative products early and often, and then iterate rapidly to make those products even better. We often post early stage products at test locations online or directly on Google.com. We then use data and user feedback to decide if and how to invest further in those products.

Our research and development expenses were $2.8 billion, $3.8 billion, and $5.2 billion in 2009, 2010, and 2011, respectively, which included stock-based compensation expense of $725 million, $861 million, and $1.1 billion, respectively. We expect to continue to invest in building the employee and systems infrastructures needed to support the development of new products and services and to improve existing ones.

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

Sales and Support

We continue to develop and grow our sales and support infrastructure. We have over 85 offices in over 40 countries, the large majority of which include sales people. Our global sales and support infrastructure has specialized teams across vertical markets. We bring businesses into our advertising network through direct, remote, and online sales channels, using technology and automation wherever possible to improve our customers’ experience and to grow our business cost-effectively. Our direct advertising and sales teams focus on building relationships with the largest advertisers and leading internet companies. We have built a multi-product sales force, with teams selling campaigns that include search, display (including DoubleClick and YouTube), and mobile advertising.

We provide customer service to our advertiser base through our global support organization. Our global support organization concentrates on helping our advertisers and Google Network Members get the most out of their relationship with us.

No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2009, 2010, or 2011.

Government Contracts

No material portion of our business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the U.S. government.

Marketing

Google’s global brand is well known. We believe that building a trusted, highly recognized brand begins with providing high-quality products and services that make a notable difference in people’s lives. Marketing is responsible for generating advertiser revenue through marketing campaigns to small businesses, as well as providing thought leadership to chief marketing officers through industry insight, research, and analysis. Our marketing, promotional, and public relations activities are designed to promote Google’s brand image and differentiate it from competitors.

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

•	Mobile applications on iPhone and Android devices, which allow users to access information directly from a publisher without using search engines.

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

Government Regulation

We are subject to numerous domestic and foreign laws and regulations covering a wide variety of subject matter. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future and any failure on our part to comply with these laws may subject us to significant liabilities and other penalties.

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

At December 31, 2011, we had 32,467 full-time employees, consisting of 11,665 in research and development, 11,933 in sales and marketing, 4,651 in general and administrative, and 4,218 in operations. All of Google’s full-time employees are also equityholders, with significant collective employee ownership. Although we have works councils and statutory employee representation obligations in certain countries, our employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff.

Global Operations and Geographic Data

We provide our products and services in more than 100 languages and in more than 50 countries, regions, and territories. On www.google.com or one of our other Google domains, users can find information in many different languages and in many different formats. The United States accounted for approximately 46% of our revenues in 2011. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on Form 10-K. See Note 16 of Notes to Consolidated Financial Statements under Item 8.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website. Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our Class A common stock.

Risks Related to Our Business and Industry

We face intense competition. If we do not continue to innovate and provide products and services that are useful to users, we may not remain competitive, and our revenues and operating results could be adversely affected.

Our business is rapidly evolving and intensely competitive, and is subject to changing technology, shifting user needs, and frequent introductions of new products and services. We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can.

Our success depends on providing products and services that make using the internet a more useful and enjoyable experience for our users. Our competitors are constantly developing innovations in web search, online advertising, and web-based products and services. As a result, we must continue to invest significant resources in research and development, including through acquisitions, in order to enhance our web search technology and our existing products and services, and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then our users may become dissatisfied and move to a competitor’s products and services. In addition, these new products and services may present new and difficult technology challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other quality issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and Google Network Members, are not appropriately timed with market opportunities, or are not effectively brought to market. As search technology continues to develop, our competitors may be able to offer search results that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and operating results could be adversely affected.

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

We generated 96% of our revenues in 2011 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse economic conditions can have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could negatively impact our revenues and business.

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

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. In particular, we are cooperating with the U.S. Federal Trade Commission (FTC), the European Commission (EC) and several state attorneys general in investigations they are conducting with respect to our business and its impact on competition. Legislators and regulators, including those conducting investigations in the U.S. and Europe, may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

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

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. The costs of compliance with these laws and regulations are high and are likely to increase in the future. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

Furthermore, many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have also been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Moreover, recent amendments to U.S. patent laws will become effective in 2012 and may affect our ability to protect our innovations and defend against claims of patent infringement.

In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting, or for listing or linking to, third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Any future legislation impacting these safe harbors may adversely impact us. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California’s Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.

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

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

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

We may be subject to legal liability associated with providing online services or content.

We host and provide a wide variety of services and products that enable users to exchange information, advertise products and services, conduct business, and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is still somewhat unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions.

We also arrange for the distribution of third-party advertisements to third-party publishers and advertising networks, and we offer third-party products, services, or content. We may be subject to claims concerning these products, services, or content by virtue of our involvement in marketing, branding, broadcasting, or providing access to them, even if we do not ourselves host, operate, provide, or provide access to these products, services, or content. Defense of any such actions could be costly and involve significant time and attention of our management and other resources, may result in monetary liabilities or penalties, and may require us to change our business in an adverse manner.

More people are using devices other than personal computers to access the internet. If users do not widely adopt versions of our web search technology, products, or operating systems developed for these devices, our business could be adversely affected.

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

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 54% of our total revenues in 2011 and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

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

Given the global nature of our business, we have investments both domestically and internationally. Credit ratings and pricing of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our cash equivalents and marketable securities could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.

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

The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, in 2011, the price of our Class A common stock ranged from $473.02 per share to $646.76 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2011, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 66% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. This concentrated control limits our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock could be adversely affected.

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

Our headquarters are located in Mountain View, California, where we own approximately 3.4 million square feet of office and building space and approximately seven acres of developable land to accommodate anticipated future growth. We also own a 2.9 million square feet office building in New York, New York and 556,000 square feet of office and building space in Paris and Dublin. We also operate and own data centers in the U.S., Europe, and Asia pursuant to various lease agreements and co-location arrangements.

In addition, we lease approximately 3.8 million square feet of office space and approximately 61 acres of undeveloped land in and near our headquarters in Mountain View, California. We also lease additional research and development, and sales and support offices throughout the United States and maintain leased facilities internationally in countries around the world. Larger leased sites include properties located in Dublin, Ireland; Zurich, Switzerland; London, UK; Hyderabad, India; San Francisco, CA; Paris, France; Hamburg, Germany; Sao Paulo, Brazil; Ann Arbor, MI; Bothell, WA; Cambridge, MA; Chicago, IL; Kirkland, WA; Venice, CA; Seattle, WA; Sydney, Australia; Beijing, China; Bangalore, India; Gurgaon, India; Tokyo, Japan; and Singapore.

We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

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

Fiscal Year 2011 Quarters Ended:	High	Low
March 31, 2011	$642.96	$551.28
June 30, 2011	595.19	473.02
September 30, 2011	627.50	490.86
December 31, 2011	646.76	480.60

Fiscal Year 2010 Quarters Ended:	High	Low
March 31, 2010	$629.51	$520.00
June 30, 2010	597.84	444.72
September 30, 2010	536.85	433.63
December 31, 2010	630.85	518.85

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2011, there were approximately 2,874 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $645.90 per share as reported by the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2011, there were approximately 85 stockholders of record of our Class B common stock.

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

The following graph shows a comparison from December 31, 2006 through December 31, 2011 of the cumulative total return for our Class A common stock, the S&P 500 Index, the Nasdaq Composite Index, and the RDG Internet Composite Index. Such returns are based on historical results and are not intended to suggest future performance. Data for the S&P 500 Index, the Nasdaq Composite Index, and the RDG Internet Composite Index assume reinvestment of dividends. We have never paid dividends on our Class A common stock and have no present plans to do so.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Google Inc., the S&P 500 Index, the

NASDAQ Composite Index, and the RDG Internet Composite Index

*$100 invested on 12/31/06 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2012 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Results of Google’s Transferable Stock Option (TSO) Program

Under our TSO program, which we launched in April 2007, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended December 31, 2011:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period(1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
October 1 – 31	152,594	$38,884	$2,385	$351.45	$254.82	$15.63
November 1 – 30	180,140	49,500	1,958	338.42	274.79	10.87
December 1 – 31	0	0	0	0	0	0

Total (except weighted-average per share amounts)	332,734	$88,384	$4,343	$344.40	$265.63	$13.05

(1)

The TSO program is generally active during regular trading hours for the Nasdaq Global Select Market when Google’s trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)

The TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt) in our TSO program. The following table provides information with respect to sales by our executive officers of TSOs during the three months ended December 31, 2011:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Nikesh Arora	3,947	$1,097	$3

Total	3,947	$1,097	$3

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended December 31, 2009, 2010, and 2011 and the consolidated balance sheet data at December 31, 2010, and 2011 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2007 and 2008, and the consolidated balance sheet data at December 31, 2007, 2008, and 2009, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2007	2008	2009	2010	2011
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$16,594	$21,796	$23,651	$29,321	$37,905
Income from operations	5,084	6,632	8,312	10,381	11,742
Net income	4,204	4,227	6,520	8,505	9,737

Net income per share of Class A and Class B common stock
Basic	$13.53	$13.46	$20.62	$26.69	$30.17

Diluted	$13.29	$13.31	$20.41	$26.31	$29.76

	As of December 31,
	2007	2008	2009	2010	2011
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$14,219	$15,846	$24,485	$34,975	$44,626
Total assets	25,336	31,768	40,497	57,851	72,574
Total long-term liabilities	611	1,227	1,746	1,614	5,516
Total stockholders’ equity	22,690	28,239	36,004	46,241	58,145

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Advertisers. We provide advertisers with cost-effective ways to deliver online and offline ads to customers across Google-owned websites and through the Google Network, which is the network of third parties that use our advertising programs to deliver relevant ads with their search results and content.

•

Google Network Members and Other Content Providers. We provide members of our Google Network with our Google AdSense programs. These include programs through which we distribute our advertisers’ AdWords ads for display on the websites of our Google Network Members. We share most of the fees these ads generate with our Google Network Members, thereby creating an important revenue stream for them. In addition, we have entered into arrangements with other content providers under which we distribute or license their video and other content, and we may display ads next to or as part of this content on the pages of our websites. We share most of the fees these ads generate with these content providers, thereby creating an important revenue stream for these partners.

Recent Development

On August 15, 2011, we entered into the Merger Agreement with Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences, under which we will acquire Motorola for $40 per share in cash, or a total of approximately $12.5 billion in cash. The completion of this transaction is subject to customary closing conditions, including the receipt of certain regulatory approvals.

How We Generate Revenue

Advertising revenues made up 97% of our revenues in 2009 and 96% of our revenues in 2010 and 2011. We derive most of our additional revenues from our enterprise products, as well as our display advertising management services to advertisers, ad agencies, and publishers.

Google AdWords is our auction-based advertising program that enables advertisers to place text-based and display ads on our websites and our Google Network Members’ websites. Display advertising comprises the videos, text, images, and other interactive ads that run across the web on computers and mobile devices, including smart phones and handheld computers such as netbooks and tablets. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network Members’ websites as specified by the advertisers. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on our websites or our Google Network Members’ websites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged to advertisers each time their ads are displayed on our websites or our Google Network Members’ websites. Our AdWords agreements are generally terminable at any time by our advertisers.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on our Google Network Members’ websites, as well as programs to deliver ads on television broadcasts. Our AdSense programs include AdSense for search and AdSense for content.

AdSense for search is our online service for distributing relevant ads from our advertisers for display with search results on our Google Network Members’ websites. To use AdSense for search, most of our AdSense for search partners add Google search functionality to their web pages in the form of customizable Google search boxes. When visitors to these websites search either the website or the internet using these customizable search boxes, we display relevant ads on the search results pages, targeted to match user search queries. Ads shown through AdSense for search are text ads.

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

In January 2010, we launched, and in July 2010, we discontinued, our direct-to-consumer web store channel for distributing our Nexus One mobile phone. We had recognized fees derived from the sale of these phones as other revenues in the period in which they were delivered.

We have entered into arrangements with certain content providers under which we distribute or license their video and other content. Our agreements with content providers are typically standard agreements with no stated

term and are terminable at will. Agreements with our larger members are individually negotiated. Both the standard agreements and the negotiated agreements require us to pay the content providers for the content we license. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. We recognize these advertiser fees as revenue and the fees we pay to our content providers as content acquisition costs under cost of revenues.

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

We also continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We increased our hiring in 2011, and we may continue to do so and to provide competitive compensation programs for our employees. For instance, effective January 1, 2011, we increased base salaries for all of our non-executive employees by 10% and shifted a portion of the bonus into base salary. Our full-time employee headcount was 24,400 at December 31, 2010 and 32,467 at December 31, 2011. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.

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

Results of Operations

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2009	2010	2011
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	37.4	35.5	34.8
Research and development	12.0	12.8	13.6
Sales and marketing	8.4	9.5	12.1
General and administrative	7.0	6.8	7.2
Charge related to the resolution of Department of Justice investigation	0	0	1.3

Total costs and expenses	64.8	64.6	69.0

Income from operations	35.2	35.4	31.0
Interest and other income, net	0.3	1.4	1.5

Income before income taxes	35.5	36.8	32.5
Provision for income taxes	7.9	7.8	6.8

Net income	27.6%	29.0%	25.7%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Year Ended December 31,
	2009	2010	2011
Advertising revenues:
Google websites	$15,723	$19,444	$26,145
Google Network Members’ websites	7,166	8,792	10,386

Total advertising revenues	22,889	28,236	36,531
Other revenues	762	1,085	1,374

Revenues	$23,651	$29,321	$37,905

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Year Ended December 31,
	2009	2010	2011
Advertising revenues:
Google websites	67%	66%	69%
Google Network Members’ websites	30	30	27

Total advertising revenues	97	96	96
Google websites as % of advertising revenues	69	69	72
Google Network Members’ websites as % of advertising revenues	31	31	28
Other revenues	3%	4%	4%

The increase in our revenues from 2010 to 2011 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs and, to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, and the continued global expansion of our products, and our advertiser and user base, as well as an increase in the number of Google Network Members. The increase in the average cost-per-click paid by our advertisers was primarily driven by the increased spending from advertisers and a general weakening of the U.S dollar compared to foreign currencies (primarily the Euro, Japanese yen, and British pound), partially offset by the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower, compared to more mature markets. In addition, the increase in advertising revenues for Google Network Members’ websites from 2010 to 2011 was partially offset by the loss of a search partnership and, to a lesser extent, by a search quality improvement made during the first quarter of 2011.

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

Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network Members’ websites they visit. For instance, these improvements include increasing site links to be full size links with the URL (uniform resource locator), moving a portion of the first line of the ad to the heading to better promote the content of the ad, providing an option to preview the ad, and moving the ad’s URL to a separate line below the heading for greater page format consistency.

Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 25% from 2010 to 2011 and approximately 16% from 2009 to 2010. Average cost-per-click on Google websites and Google Network Members’ websites increased approximately 3% from 2010 to 2011 and 5% from 2009 to 2010. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Year Ended December 31,
	2009	2010	2011
United States	47%	48%	46%
United Kingdom	13%	11%	11%
Rest of the world	40%	41%	43%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from 2010 to 2011 resulted largely from increased acceptance of our advertising programs, our continued progress in developing localized versions of our products for these international markets, and, to a lesser extent, a general weakening of the U.S dollar compared to foreign currencies (primarily the Euro and Japanese yen).

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from 2009 to 2010 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for these international markets. The growth in revenues from the United States as a percentage of consolidated revenues from 2009 to 2010 resulted largely from the recovery of certain key verticals such as retail, travel, finance, and insurance. The decline in revenues from the United Kingdom as a percentage of consolidated revenues from 2009 to 2010 resulted primarily from a less robust economic recovery relative to the United States and the rest of the world, as well as a decrease in hedging gains recognized during 2010.

The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Euro, Japanese yen, and British pound) from 2010 to 2011 had a favorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $129 million, or 3.2%, lower and our revenues from the rest of the world would have been approximately $834 million, or 5.1%, lower in 2011. This is before consideration of hedging gains of $9 million and $34 million recognized to revenues from the United Kingdom and the rest of the world in 2011.

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

Although we expect to continue to make investments in international markets, these investments may not result in an increase in our international revenues as a percentage of total revenues in 2012 or thereafter. See Note 16 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about geographic areas.

Costs and Expenses

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network Members under AdSense arrangements and to certain other partners (our distribution partners) who distribute our toolbar and other products (collectively referred to as access points) or otherwise direct search queries to our website (collectively referred to as distribution arrangements). These amounts are primarily based on the revenue share and fixed fee arrangements with our Google Network Members and distribution partners.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, credit card and other transaction fees related to processing customer transactions including Google Checkout transactions, amortization of acquired intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or on a straight-line basis, whichever is greater, over the terms of the agreements.

The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Year Ended December 31,
	2009	2010	2011
Cost of revenues	$8,844	$10,417	$13,188
Cost of revenues as a percentage of revenues	37.4%	35.5%	34.8%

	Year Ended December 31,
	2009	2010	2011
Traffic acquisition costs related to AdSense arrangements	$5,265	$6,162	$7,294
Traffic acquisition costs related to distribution arrangements	904	1,155	1,517

Total traffic acquisition costs	$6,169	$7,317	$8,811

Traffic acquisition costs as a percentage of advertising revenues	27.0%	25.9%	24.1%

Cost of revenues increased $2,771 million from 2010 to 2011. The increase was primarily related to an increase in traffic acquisition costs of $1,132 million resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $362 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily due to an increase in the proportion of advertising revenues from our websites compared to our Google Network Members’ websites, more revenues realized from Google Network Members to whom we pay less revenue share, and, to a lesser extent, expiration of an AdSense arrangement under which we paid guaranteed minimum revenue share. In addition, there was an increase in data center costs of $784 million, primarily resulting from the depreciation of additional information technology assets and data center buildings and an increase in labor, energy, and bandwidth costs, and an increase in content acquisition costs of $236 million, primarily related to content displayed on YouTube, partially offset by a decrease in mobile phone costs.

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

We expect cost of revenues will increase in dollar amount and may increase as a percentage of revenues in 2012 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of our revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2009	2010	2011
Research and development expenses	$2,843	$3,762	$5,162
Research and development expenses as a percentage of revenues	12.0%	12.8%	13.6%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as they are incurred.

Research and development expenses increased $1,400 million from 2010 to 2011. This increase was primarily due to an increase in labor and facilities-related costs of $875 million, largely as a result of a 23% increase in research and development headcount, including headcount from acquisitions, as well as an increase in employee base salaries of approximately 10%. In addition, there was an increase in stock-based compensation expense of $200 million.

Research and development expenses increased $919 million from 2009 to 2010. This increase was primarily due to an increase in labor-related costs of $578 million, largely as a result of a 28% increase in research and development headcount, including headcount from acquisitions. In addition, there was an increase in stock-based compensation expense of $136 million.

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in 2012 and future periods because we expect to continue to invest in building the necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2009	2010	2011
Sales and marketing expenses	$1,984	$2,799	$4,589
Sales and marketing expenses as a percentage of revenues	8.4%	9.5%	12.1%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $1,790 million from 2010 to 2011. This increase was primarily due to an increase in labor and facilities-related costs of $787 million, largely as a result of a 36% increase in sales and marketing headcount, including headcount from acquisitions, as well as an increase in employee base salaries of approximately 10%. In addition, there was an increase in advertising and promotional expense of $700 million.

Sales and marketing expenses increased $815 million from 2009 to 2010. This increase was primarily due to an increase in advertising and promotional expense of $387 million. In addition, there was an increase in labor-related costs of $254 million, largely as a result of a 20% increase in sales and marketing headcount, and higher commission expense.

We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in 2012 and future periods, as we expand our business globally, increase advertising and promotional expenditures in connection with new and existing products, and increase the level of service we provide to our advertisers, Google Network Members, and other partners.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2009	2010	2011
General and administrative expenses	$1,668	$1,962	$2,724
General and administrative expenses as a percentage of revenues	7.0%	6.8%	7.2%

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

General and administrative expenses increased $762 million from 2010 to 2011. This increase was primarily due to an increase in labor and facilities-related costs of $350 million, primarily as a result of a 37% increase in general and administrative headcount and an increase in employee base salaries of approximately 10%, as well as an increase in expense related to professional services of $260 million, the majority of which were related to consulting services and legal costs. In addition, there was an increase in stock-based compensation of $116 million.

General and administrative expenses increased $294 million from 2009 to 2010. This increase was primarily due to increases in expense related to professional services of $137 million, the majority of which were related to legal and temporary services costs. In addition, there was an increase in labor-related costs of $64 million largely as a result of a 14% increase in general and administrative headcount, and an increase in charitable contributions of $64 million.

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in 2012 and future periods.

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

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2009	2010	2011
Stock-based compensation	$1,164	$1,376	$1,974
Stock-based compensation as a percentage of revenues	4.9%	4.7%	5.2%

Stock-based compensation increased $598 million from 2010 to 2011. This increase was largely due to additional stock awards issued to existing and new employees.

Stock-based compensation increased $212 million from 2009 to 2010. This increase was largely due to additional stock awards issued to existing and new employees.

We estimate stock-based compensation to be approximately $2.0 billion in 2012 and $2.4 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after December 31, 2011 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net

Interest and other income, net increased $169 million from 2010 to 2011. This increase was primarily driven by an increase in interest income of $233 million due to an increase in our cash and investment balances and higher yields, as well as an increase in net realized gains on sales of available-for-sale investments of $69 million, partially offset by an increase in interest expense of $53 million primarily related to our long-term debt program. In addition, we recorded an impairment charge of $110 million related to certain equity investments during the year ended December 31, 2011.

Interest and other income, net increased $346 million from 2009 to 2010. This increase was primarily driven by an increase in interest income of $349 million due to an increase in our cash and investment balances and higher yields, as well as an increase in net realized gains on sales of available-for-sale investments of $88 million. These increases were partially offset by an increase in net foreign exchange related costs of $95 million primarily related to our foreign exchange risk management program.

The costs of our foreign exchange hedging activities that we recognized to interest and other income, net are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in 2012 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Year Ended December 31,
	2009	2010	2011
Provision for income taxes	$1,861	$2,291	$2,589
Effective tax rate	22.2%	21.2%	21.0%

Our provision for income taxes increased from 2010 to 2011, primarily as a result of increases in federal income taxes, driven by higher taxable income year over year, partially offset by proportionately more earnings realized in countries that have lower statutory tax rates. Our effective tax rate decreased from 2010 to 2011, primarily as a result of proportionately more earnings realized in countries that have lower statutory tax rates, a decrease in state income taxes, and an increase in federal research and development credits recognized in 2011, partially offset by recognition of a charge related to the resolution of an investigation by the Department of Justice which is not deductible for tax purposes.

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

See Critical Accounting Policies and Estimates below for additional information about our provision for income taxes.

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

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2011. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
	(In millions, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues	$6,775	$6,820	$7,286	$8,440	$8,575	$9,026	$9,720	$10,584
Costs and expenses:
Cost of revenues	2,452	2,467	2,552	2,946	2,936	3,172	3,378	3,702
Research and development	818	898	994	1,051	1,226	1,234	1,404	1,298
Sales and marketing	607	629	661	902	1,026	1,091	1,204	1,268
General and administrative	410	461	532	559	591	648	676	809
Charge related to the resolution of Department of Justice investigation	0	0	0	0	500	0	0	0

Total costs and expenses	4,287	4,455	4,739	5,458	6,279	6,145	6,662	7,077

Income from operations	2,488	2,365	2,547	2,982	2,296	2,881	3,058	3,507
Interest and other income (expense), net	18	69	167	160	96	204	302	(18)

Income before income taxes	2,506	2,434	2,714	3,142	2,392	3,085	3,360	3,489
Provision for income taxes	551	594	547	599	594	580	631	784

Net income	$1,955	$1,840	$2,167	$2,543	$1,798	$2,505	$2,729	$2,705

Net income per share:
Basic	$6.15	$5.78	$6.80	$7.95	$5.59	$7.77	$8.44	$8.34

Diluted	$6.06	$5.71	$6.72	$7.81	$5.51	$7.68	$8.33	$8.22

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2011:

	Quarter Ended
	Mar 31, 2010	Jun 30, 2010	Sep 30, 2010	Dec 31, 2010	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	36.2	36.2	35.0	34.9	34.2	35.1	34.8	35.0
Research and development	12.1	13.2	13.6	12.5	14.3	13.7	14.4	12.3
Sales and marketing	9.0	9.2	9.1	10.7	12.0	12.1	12.4	12.0
General and administrative	6.0	6.7	7.3	6.6	6.9	7.2	6.9	7.6
Charge related to the resolution of Department of Justice investigation	0	0	0	0	5.8	0	0	0

Total costs and expenses	63.3	65.3	65.0	64.7	73.2	68.1	68.5	66.9

Income from operations	36.7	34.7	35.0	35.3	26.8	31.9	31.5	33.1
Interest and other income (expense), net	0.3	1.0	2.2	1.9	1.1	2.3	3.1	(0.1)

Income before income taxes	37.0	35.7	37.2	37.2	27.9	34.2	34.6	33.0
Provision for income taxes	8.1	8.7	7.5	7.1	6.9	6.4	6.5	7.4

Net income	28.9%	27.0%	29.7%	30.1%	21.0%	27.8%	28.1%	25.6%

Liquidity and Capital Resources

In summary, our cash flows are as follows (in millions):

	Year Ended December 31,
	2009	2010	2011
Net cash provided by operating activities	$9,316	$11,081	$14,565
Net cash used in investing activities	(8,019)	(10,680)	(19,041)
Net cash provided by financing activities	233	3,050	807

At December 31, 2011, we had $44.6 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, and municipalities in the U.S., corporate securities, and mortgage-backed securities.

As of December 31, 2011, $21.2 billion of the $44.6 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2011, we had unused letters of credit for approximately $46 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2011, we had $750 million of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1%. Average commercial paper borrowings during the year were $1.4 billion and the maximum amount outstanding during the year was $3.0 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2011, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility as of December 31, 2011.

Additionally, as of December 31, 2011, we had a $468 million secured promissory note outstanding recorded as short-term debt, with an interest rate of 1.0% that matures in December 2012.

In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. As of December 31, 2011, the total carrying value and estimated fair value of these notes were $3.0 billion and $3.2 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of December 31, 2011. We are not subject to any financial covenants under the notes. During 2011, we paid $35 million in interest payments related to these notes.

In August 2011, we entered into a Merger Agreement with Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences, under which we will acquire Motorola for $40 per share in cash, or a total of approximately $12.5 billion. The completion of this transaction is subject to customary closing conditions, including the receipt of certain regulatory approvals. In the event the Merger Agreement is terminated due to a failure to obtain certain regulatory approvals, we would be required to pay Motorola a fee of $2.5 billion. The transaction is currently expected to close in early 2012.

Cash provided by operating activities consist of net income adjusted for certain non-cash items, including amortization, depreciation, deferred income taxes, excess tax benefits from stock-based award activities, stock-based compensation expense, and impairment of equity investments, as well as the effect of changes in working capital and other activities. Cash provided by operating activities in 2011 was $14,565 million and consisted of net income of $9,737 million, adjustments for non-cash items of $4,198 million, and cash provided by working capital and other activities of $630 million. Adjustments for non-cash items primarily consisted of $1,974 million of stock-based compensation expense, $1,396 million of depreciation and amortization expense of property and equipment, $455 million of amortization of intangible and other assets, $343 million of deferred income taxes, and $110 million related to impairment of equity investments. In addition, the increase in cash from changes in working capital activities primarily consisted of an increase in accrued expenses and other liabilities of $795 million, a net increase in income taxes payable and deferred income taxes of $731 million, an increase in accrued revenue share of $259 million, an increase of $162 million in deferred revenue, and an increase of $101 million in accounts payable. These increases were partially offset by an increase in accounts receivable of $1,156 million due to the growth in fees billed to our advertisers, and an increase in prepaid revenue share, expenses and other assets of $262 million. The increase in income taxes payable and deferred income taxes reflected primarily additional tax obligations accrued, partially offset by estimated income taxes paid during 2011. In addition, we paid $500 million related to the resolution of a Department of Justice investigation during the year.

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

Cash used in investing activities in 2011 of $19,041 million was primarily attributable to net purchases of marketable securities of $12,926 million, capital expenditures of $3,438 million related principally to our facilities, data centers, and related equipment, and cash consideration used in acquisitions and other investments of $2,328 million, including $676 million paid in connection with the acquisition of ITA. Also, in connection with our securities lending program, we returned $354 million of cash collateral. See Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information about our securities lending program.

Cash used in investing activities in 2010 of $10,680 million was primarily attributable to net purchases of marketable securities of $6,886 million, capital expenditures of $4,018 million of which $1.8 billion was for the purchase of an office building in New York City in December 2010, and remaining amounts related principally to our data centers and related equipment, and cash consideration used in acquisitions and other investments of $1,067 million. Also, in connection with our securities lending program, we received $2,361 million of cash collateral which was invested in reverse repurchase agreements. Of the $2,361 million, $1,611 million was classified as cash and cash equivalents, and $750 million was classified as receivable under reverse repurchase agreements in the accompanying Consolidated Balance Sheet.

Cash used in investing activities in 2009 of $8,019 million was primarily attributable to net purchases of marketable securities of $7,036 million and capital expenditures of $810 million.

In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we expect to make significant investments in our systems, data centers, corporate facilities, information technology infrastructure, and employees in 2012 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.

Cash provided by financing activities in 2011 of $807 million was primarily driven by net proceeds of $726 million of debt issued and excess tax benefits from stock-based award activities of $86 million.

Cash provided by financing activities in 2010 of $3,050 million was primarily driven by $3,463 million of net cash proceeds from the issuance of commercial paper and a promissory note. This was partially offset by $801 million in stock repurchases in connection with our acquisitions of AdMob and On2 Technologies, Inc., as well as net proceeds from stock-based award activities of $294 million, and excess tax benefits from stock-based award activities of $94 million.

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

Contractual Obligations as of December 31, 2011

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating lease obligations, net of sublease income amounts	$2,879	$372	$704	$544	$1,259
Purchase obligations	1,910	910	860	37	103
Long-term debt obligations	3,471	70	1,134	1,104	1,163
Other long-term liabilities reflected on our balance sheet	328	106	187	7	28

Total contractual obligations	$8,588	$1,458	$2,885	$1,692	$2,553

The above table does not include future rental income of $726 million related to the leases that we assumed in connection with our building purchases.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring primarily between 2012 and 2063. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the above table. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Certain leases have adjustments for market provisions.

Purchase Obligations

Purchase obligations represent non-cancelable contractual obligations at December 31, 2011. These contracts are primarily related to distribution arrangements, video and other content licensing revenue sharing arrangements, as well as data center operations and facility build-outs. In addition, we had $2.8 billion of open purchase orders for which we have not received the related services or goods at December 31, 2011. This amount is not included in the above table because we have the right to cancel the purchase orders prior to the date of delivery.

Long-term Debt Obligations

Long-term debt obligations represent principal and interest payments to be made over the life of our unsecured senior notes issued in May 2011. Please see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.

Other Long-Term Liabilities

Other long-term liabilities consist of cash obligations, primarily the legal settlement with the Authors Guild and the Association of American Publishers (AAP), and milestone and royalty payments owed in connection with certain acquisitions and licensing agreements.

In addition to the amounts above, we recorded additional long-term taxes payable of $438 million in 2011 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the above table.

Off-Balance Sheet Entities

At December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and experimentation tax credits. The effective tax rates were 22.2%, 21.2%, and 21.0% for 2009, 2010, and 2011. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See Note 12 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding contingencies.

Stock-Based Compensation

Our stock-based compensation expense for stock options is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes-Merton (BSM) option pricing model and is recognized as expense over the requisite service period. The BSM model requires various highly judgmental assumptions including expected volatility and expected term. If any of the assumptions used in the BSM model changes significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest. We estimate the forfeiture rate based on historical experience and our expectations regarding future pre-vesting termination behavior of employees. To the extent our actual forfeiture rate is different from our estimate, stock-based compensation expense is adjusted accordingly.

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

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted both standards in the fourth quarter of 2011.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements and disclosures.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into revenues when the hedged revenues are recorded or as interest and other income, net, if the hedged transaction becomes probable of not occurring. Any gain after a hedge is de-designated or related to an ineffective portion of a hedge is recognized as interest and other income, net, immediately.

At December 31, 2010, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.0 billion (or approximately $4.1 billion) and $227 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.5 billion (or approximately $2.3 billion) and $97 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$407 million (or approximately $382 million) and $6 million. At

December 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.8 billion (or approximately $3.8 billion) and $232 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.4 billion (or approximately $2.2 billion) and $80 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$504 million (or approximately $490 million) and $17 million. These foreign exchange contracts have maturities of 36 months or less. We may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $140 million and $132 million lower at December 31, 2010 and 2011, and the total amount of expense recorded as interest and other income, net, would have been approximately $134 million and $138 million higher in the years ended December 31, 2010 and 2011. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.2 billion higher at both December 31, 2010 and 2011, and the total amount of expense recorded as interest and other income, net, would have been approximately $175 million and $202 million higher in the years ended December 31, 2010 and 2011.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $2.3 billion at December 31, 2010 and 2011. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $84 million and $472 million at December 31, 2010 and December 31, 2011. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €991 million (or approximately $1.3 billion) and €711 million (or approximately $929 million) at December 31, 2010 and 2011. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €6 million (or approximately $8 million) at December 31, 2010 and no such contracts were outstanding at December 31, 2011.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $20 million and $27 million at December 31, 2010 and 2011. The adverse impact at December 31, 2010 and 2011 is after consideration of the offsetting effect of approximately $467 million and $503 million from foreign exchange contracts in place for the months of December 2010 and December 2011. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $895 million and $934 million at December 31, 2010 and 2011, after taking into consideration the offsetting effect from interest rate derivative contracts outstanding as of December 31, 2011.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2010 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2010 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Google Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 26, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
January 26, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Google Inc.

We have audited Google Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2010 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Google Inc. and our report dated January 26, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
January 26, 2012

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts which are reflected in thousands,

and par value per share amounts)

	As of December 31, 2010	As of December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$13,630	$9,983
Marketable securities	21,345	34,643

Total cash, cash equivalents, and marketable securities (including securities loaned of $4,031 and $2,778)	34,975	44,626
Accounts receivable, net of allowance of $101 and $133	4,252	5,427
Receivable under reverse repurchase agreements	750	745
Deferred income taxes, net	259	215
Prepaid revenue share, expenses and other assets	1,326	1,745

Total current assets	41,562	52,758
Prepaid revenue share, expenses and other assets, non-current	442	499
Deferred income taxes, net, non-current	265	0
Non-marketable equity securities	523	790
Property and equipment, net	7,759	9,603
Intangible assets, net	1,044	1,578
Goodwill	6,256	7,346

Total assets	$57,851	$72,574

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$483	$588
Short-term debt	3,465	1,218
Accrued compensation and benefits	1,410	1,818
Accrued expenses and other current liabilities	961	1,370
Accrued revenue share	885	1,168
Securities lending payable	2,361	2,007
Deferred revenue	394	547
Income taxes payable, net	37	197

Total current liabilities	9,996	8,913
Long-term debt	0	2,986
Deferred revenue, non-current	35	44
Income taxes payable, non-current	1,200	1,693
Deferred income taxes, net, non-current	0	287
Other long-term liabilities	379	506
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized; 321,301 (Class A 250,413, Class B 70,888) and par value of $321 (Class A $250, Class B $71) and 324,895 (Class A 257,553, Class B 67,342) and par value of $325 (Class A $258, Class B $67) shares issued and outstanding	18,235	20,264
Accumulated other comprehensive income	138	276
Retained earnings	27,868	37,605

Total stockholders’ equity	46,241	58,145

Total liabilities and stockholders’ equity	$57,851	$72,574

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended December 31,
	2009	2010	2011
Revenues	$23,651	$29,321	$37,905
Costs and expenses:
Cost of revenues (including stock-based compensation expense of $47, $67, $249)	8,844	10,417	13,188
Research and development (including stock-based compensation expense of $725, $861, $1,061)	2,843	3,762	5,162
Sales and marketing (including stock-based compensation expense of $231, $261, $361)	1,984	2,799	4,589
General and administrative (including stock-based compensation expense of $161, $187, $303)	1,668	1,962	2,724
Charge related to the resolution of Department of Justice investigation	0	0	500

Total costs and expenses	15,339	18,940	26,163

Income from operations	8,312	10,381	11,742
Interest and other income, net	69	415	584

Income before income taxes	8,381	10,796	12,326
Provision for income taxes	1,861	2,291	2,589

Net income	$6,520	$8,505	$9,737

Net income per share of Class A and Class B common stock:
Basic	$20.62	$26.69	$30.17

Diluted	$20.41	$26.31	$29.76

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2009	2010	2011
Net income	$6,520	$8,505	$9,737
Other comprehensive income (loss):
Change in foreign currency translation adjustment	77	(124)	(107)

Available-for-sale investments:
Change in net unrealized gains	93	232	348
Less: reclassification adjustment for net gains included in net income	(91)	(151)	(115)

Net change (net of tax effect of $6, $52, $54)	2	81	233

Cash flow hedges:
Change in unrealized gains	(9)	196	39
Less: reclassification adjustment for gains included in net income	(192)	(120)	(27)

Net change (net of tax effect of $138, $52, $2)	(201)	76	12

Other comprehensive income (loss)	(122)	33	138

Comprehensive income	$6,398	$8,538	$9,875

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except for share amounts which are reflected in thousands)

	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2009	315,114	$14,450	$227	$13,562	$28,239
Common stock issued	2,658	350	0	0	350
Stock-based compensation expense		1,164	0	0	1,164
Stock-based compensation tax benefits		60	0	0	60
Tax withholding related to vesting of restricted stock units		(207)	0	0	(207)
Net income		0	0	6,520	6,520
Other comprehensive loss		0	(122)	0	(122)

Balance at December 31, 2009	317,772	15,817	105	20,082	36,004
Common stock issued	5,126	1,412	0	0	1,412
Common stock repurchased	(1,597)	(82)	0	(719)	(801)
Stock-based compensation expense		1,376	0	0	1,376
Stock-based compensation tax benefits		72	0	0	72
Tax withholding related to vesting of restricted stock units		(360)	0	0	(360)
Net income		0	0	8,505	8,505
Other comprehensive income		0	33	0	33

Balance at December 31, 2010	321,301	18,235	138	27,868	46,241
Common stock issued	3,594	621	0	0	621
Stock-based compensation expense		1,974	0	0	1,974
Stock-based compensation tax benefits		60	0	0	60
Tax withholding related to vesting of restricted stock units		(626)	0	0	(626)
Net income		0	0	9,737	9,737
Other comprehensive income		0	138	0	138

Balance at December 31, 2011	324,895	$20,264	$276	$37,605	$58,145

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2009	2010	2011
Operating activities
Net income	$6,520	$8,505	$9,737
Adjustments:
Depreciation and amortization of property and equipment	1,240	1,067	1,396
Amortization of intangible and other assets	284	329	455
Stock-based compensation expense	1,164	1,376	1,974
Excess tax benefits from stock-based award activities	(90)	(94)	(86)
Deferred income taxes	(268)	9	343
Impairment of equity investments	0	0	110
Other	(20)	(12)	6
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(504)	(1,129)	(1,156)
Income taxes, net	217	102	731
Prepaid revenue share, expenses and other assets	262	(414)	(262)
Accounts payable	34	272	101
Accrued expenses and other liabilities	243	745	795
Accrued revenue share	158	214	259
Deferred revenue	76	111	162

Net cash provided by operating activities	9,316	11,081	14,565

Investing activities
Purchases of property and equipment	(810)	(4,018)	(3,438)
Purchases of marketable securities	(29,139)	(43,985)	(61,672)
Maturities and sales of marketable securities	22,103	37,099	48,746
Investments in non-marketable equity securities	(65)	(320)	(428)
Cash collateral received (returned) from securities lending	0	2,361	(354)
Investments in reverse repurchase agreements	0	(750)	5
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(108)	(1,067)	(1,900)

Net cash used in investing activities	(8,019)	(10,680)	(19,041)

Financing activities
Net proceeds (payments) from stock-based award activities	143	294	(5)
Excess tax benefits from stock-based award activities	90	94	86
Repurchase of common stock in connection with acquisitions	0	(801)	0
Proceeds from issuance of debt, net of costs	0	5,246	10,905
Repayment of debt	0	(1,783)	(10,179)

Net cash provided by financing activities	233	3,050	807

Effect of exchange rate changes on cash and cash equivalents	11	(19)	22

Net increase (decrease) in cash and cash equivalents	1,541	3,432	(3,647)
Cash and cash equivalents at beginning of year	8,657	10,198	13,630

Cash and cash equivalents at end of year	$10,198	$13,630	$9,983

Supplemental disclosures of cash flow information
Cash paid for interest	$0	$0	$40
Cash paid for taxes	$1,896	$2,175	$1,471
Non-cash financing activity:
Fair value of common stock issued and vested options assumed in connection with acquisitions	$0	$750	$0

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Google Inc. and Summary of Significant Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.

Basis of Consolidation

The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues by revenue source (in millions):

	Year Ended December 31,
	2009	2010	2011
Advertising revenues:
Google websites	$15,723	$19,444	$26,145
Google Network Members’ websites	7,166	8,792	10,386

Total advertising revenues	22,889	28,236	36,531
Other revenues	762	1,085	1,374

Revenues	$23,651	$29,321	$37,905

Google AdWords is our auction-based advertising program that enables advertisers to place text-based and display ads on our websites and our Google Network Members’ websites. Display advertising comprises the videos, text, images, and other interactive ads that run across the web on computers and mobile devices, including smart phones and handheld computers such as netbooks and tablets. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network Members’ websites as specified by the advertisers.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on our Google Network Members’ websites, as well as programs to deliver ads on television broadcasts.

We recognize as revenues the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on our websites or our Google Network Members’ websites. For those advertisers using our AdWords cost-per-impression pricing, we recognize as revenues the fees charged to advertisers each time their ads are displayed on our websites or our Google Network Members’ websites. We report our Google AdSense revenues on a gross basis principally because we are the primary obligor to our advertisers.

We recognize revenues when the services or products have been provided or delivered, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured.

We record deferred revenue upon invoicing or when cash payments are received in advance of our performance in the underlying agreement on the accompanying Consolidated Balance Sheets.

Cost of Revenues

Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts ultimately paid to our Google Network members under AdSense arrangements and to certain other partners (our distribution partners) who distribute our toolbar and other products (collectively referred to as access points) or otherwise direct search queries to our website (collectively referred to as distribution arrangements). These amounts are primarily based on the revenue share and fixed fee arrangements with our Google Network Members and distribution partners.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, credit card and other transaction fees related to processing customer transactions including Google Checkout transactions, amortization of acquired intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our web sites from which the content is viewed and share most of the fees these ads generate with the content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or on a straight-line basis, whichever is greater, over the terms of the agreements.

Stock-based Compensation

We have elected to use the BSM option pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid. Also, we recognize stock-based compensation using the straight-line method.

We include as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. During the years ended December 31, 2009, December 31, 2010, and December 31, 2011, the amount of cash received from the exercise of stock options was $350 million, $656 million, and $621 million, and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activities was $260 million, $355 million, and $451 million. We have elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Consolidated Statements of Income.

For the years ended December 31, 2009, December 31, 2010, and December 31, 2011, we recognized stock-based compensation and related tax benefits of $1,164 million and $264 million, $1,376 million and $314 million, and $1,974 million and $413 million.

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

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts, and accounts receivable. Cash equivalents and marketable securities consist primarily of highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, mortgage-backed securities, corporate securities, time deposits, and money market and other funds, including cash collateral received related to our securities lending program. Foreign exchange contracts are transacted with various financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2009, 2010, and 2011, we generated approximately 47%, 48%, and 46% of our revenues from customers based in the U.S., with the majority of customers outside of the U.S. located in Europe and Japan. Many of our Google Network Members are in the internet industry. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.

No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2009, 2010, and 2011.

Fair Value of Financial Instruments

The carrying amounts of our financial instruments, including cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued liabilities, approximate fair value because of their generally short maturities.

Cash, Cash Equivalents, and Marketable Securities

We invest our excess cash primarily in highly liquid debt instruments of the U.S. government and its agencies, municipalities in the U.S., debt instruments issued by foreign governments, mortgage-backed securities, corporate securities, time deposits, and money market and other funds, including cash collateral received related to our securities lending program. We classify all highly liquid investments with stated maturities of three months or less from date of purchase as cash equivalents and all highly liquid investments with stated maturities of greater than three months as marketable securities.

We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale. We may or may not hold securities with stated maturities greater than

12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record as interest and other income, net. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of interest and other income, net.

Non-Marketable Equity Securities

We have accounted for non-marketable equity securities primarily at cost because we do not have significant influence over the underlying investees.

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

Property and Equipment

We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally two to five years. We depreciate buildings over periods up to 25 years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. Construction in progress is related to the construction or development of property (including land) and equipment that have not yet been placed in service for our intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for our intended use. Land is not depreciated.

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

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

We review property and equipment and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented. In addition, we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. Our tests are based on our single operating segment and reporting unit structure. We found no goodwill impairment in any of the years presented.

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $77 million of net translation gains in 2009, $124 million of net translation losses in 2010, and $107 million of net translation losses in 2011. We record net gains and losses resulting from foreign exchange transactions as a component of interest and other income, net. These gains and losses are net of those realized on foreign exchange contracts. We recorded $8 million of net gains in 2009, $29 million of net losses in 2010, and $38 million of net losses in 2011.

Advertising and Promotional Expenses

We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2009, December 31, 2010, and December 31, 2011, advertising and promotional expenses totaled approximately $353 million, $772 million, and $1,544 million.

Recent Accounting Pronouncements

In June 2011, the FASB issued an amendment to an existing accounting standard which requires companies to present net income and other comprehensive income in one continuous statement or in two separate, but consecutive, statements. In addition, in December 2011, the FASB issued an amendment to an existing accounting standard which defers the requirement to present components of reclassifications of other comprehensive income on the face of the income statement. We adopted both standards in the fourth quarter of 2011.

In September 2011, the FASB issued an amendment to an existing accounting standard, which provides entities an option to perform a qualitative assessment to determine whether further impairment testing on goodwill is necessary. Specifically, an entity has the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test. If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required. Otherwise, no further testing is required. This standard is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements.

In May 2011, the FASB issued a new accounting standard update, which amends the fair value measurement guidance and includes some enhanced disclosure requirements. The most significant change in disclosures is an expansion of the information required for Level 3 measurements based on unobservable inputs. The standard is effective for fiscal years beginning after December 15, 2011. We adopted this standard in the first quarter of 2012 and the adoption will not have a material impact on our financial statements and disclosures.

Note 2.    Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock using the two-class method. Basic net income per share is computed using the weighted-average number of common shares outstanding during the period except that it does not include unvested common shares subject to repurchase or cancellation. Diluted net income per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants issued under the TSO program, restricted shares, restricted stock units, and unvested common shares subject to repurchase or cancellation. The dilutive effect of outstanding stock options, warrants, restricted shares, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Year Ended December 31,
	2009		2010		2011
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$4,981	$1,539	$6,569	$1,936	$7,658	$2,079
Denominator
Weighted-average common shares outstanding	241,575	74,651	246,168	72,534	253,862	68,916
Less: Weighted-average unvested common shares subject to repurchase or cancellation	(5)	0	0	0	0	0

Number of shares used in per share computation	241,570	74,651	246,168	72,534	253,862	68,916

Basic net income per share	$20.62	$20.62	$26.69	$26.69	$30.17	$30.17

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$4,981	$1,539	$6,569	$1,936	$7,658	$2,079
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,539	0	1,936	0	2,079	0
Reallocation of undistributed earnings to Class B shares	0	(13)	0	(26)	0	(27)

Allocation of undistributed earnings	$6,520	$1,526	$8,505	$1,910	$9,737	$2,052

Denominator
Number of shares used in basic computation	241,570	74,651	246,168	72,534	253,862	68,916
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	74,651	0	72,534	0	68,916	0
Unvested common shares subject to repurchase or cancellation	5	0	0	0	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,569	114	3,410	71	2,958	46
Restricted shares and RSUs	621	0	1,139	0	1,478	0

Number of shares used in per share computation	319,416	74,765	323,251	72,605	327,214	68,962

Diluted net income per share	$20.41	$20.41	$26.31	$26.31	$29.76	$29.76

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3.    Cash and Investments

Cash, cash equivalents, and marketable securities consisted of the following (in millions):

	As of December 31,
	2010	2011
Cash and cash equivalents:
Cash	$4,652	$4,712
Cash equivalents:
Time deposits	973	534
Money market and other funds(1)	7,547	4,462
U.S. government agencies	0	275
U.S. government notes	300	0
Foreign government bonds	150	0
Corporate debt securities	8	0

Total cash and cash equivalents	13,630	9,983

Marketable securities:
Time deposits	307	495
U.S. government agencies	1,857	6,226
U.S. government notes	3,930	11,579
Foreign government bonds	1,172	1,629
Municipal securities	2,503	1,794
Corporate debt securities	5,742	6,112
Agency residential mortgage-backed securities	5,673	6,501
Marketable equity securities	161	307

Total marketable securities	21,345	34,643

Total cash, cash equivalents, and marketable securities	$34,975	$44,626

(1)

The balances at December 31, 2010 and December 31, 2011 included $1.6 billion and $1.3 billion of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2010
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$307	$0	$0	$307
U.S. government agencies	1,864	1	(8)	1,857
U.S. government notes	3,950	30	(50)	3,930
Foreign government bonds	1,154	23	(5)	1,172
Municipal securities	2,492	16	(5)	2,503
Corporate debt securities	5,600	167	(25)	5,742
Agency residential mortgage-backed securities	5,649	56	(32)	5,673
Marketable equity security	150	11	0	161

Total	$21,166	$304	$(125)	$21,345

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$495	$0	$0	$495
U.S. government agencies	6,211	15	0	6,226
U.S. government notes	11,475	104	0	11,579
Foreign government bonds	1,608	32	(11)	1,629
Municipal securities	1,775	19	0	1,794
Corporate debt securities	6,023	187	(98)	6,112
Agency residential mortgage-backed securities	6,359	147	(5)	6,501
Marketable equity securities	228	79	0	307

Total	$34,174	$583	$(114)	$34,643

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2010 and December 31, 2011.

We recognized gross realized gains of $212 million and $381 million for the years ended December 31, 2010 and 2011. We recognized gross realized losses of $27 million and $127 million for the years ended December 31, 2010 and 2011. We determine realized gains or losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income, net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding the marketable equity securities, designated as available-for-sale and classified by the contractual maturity date of the securities (in millions):

As of December 31, 2011
Due in 1 year	$13,242
Due in 1 year through 5 years	7,482
Due in 5 years through 10 years	5,525
Due after 10 years	8,087

Total	$34,336

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2010 and 2011, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2010
	Less than 12 Months
	Fair Value	Unrealized Loss
U.S. government agencies	$831	$(8)
U.S. government notes	2,225	(50)
Foreign government bonds	129	(5)
Municipal securities	962	(5)
Corporate debt securities	1,061	(25)
Agency residential mortgage-backed securities	1,675	(32)

Total	$6,883	$(125)

As of December 31, 2010, we did not have any investments in marketable securities that were in an unrealized loss position for 12 months or greater.

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Foreign government bonds	$302	$(11)	$6	$0	$308	$(11)
Corporate debt securities	2,160	(97)	17	(1)	2,177	(98)
Agency residential mortgage-backed securities	716	(3)	19	(2)	735	(5)

Total	$3,178	$(111)	$42	$(3)	$3,220	$(114)

Investment in a Marketable Equity Security

During the fourth quarter of 2011, we recorded an other-than-temporary impairment charge of $88 million related to our investment in Clearwire Corporation. This amount was included in interest and other income, net in the accompanying Consolidated Statement of Income.

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

Note 4.    Debt

Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2010 and 2011, we had $3.0 billion and $750 million of commercial paper outstanding recorded as short-term debt with weighted-average interest rates of 0.3% and 0.1%. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2010 and 2011, we were in compliance with the financial covenant in the credit facility. No amounts were outstanding under the credit facility at December 31, 2010 and December 31, 2011.

In December 2010, we issued a secured promissory note in the amount of $468 million with an interest rate of 1.0% and a one-year maturity date. Proceeds were used for the acquisition of an office building in New York City. In December 2011, we extended the maturity date of the note to December 2012. As of December 31, 2010 and 2011, the outstanding balance was $468 million.

The estimated fair value of the short-term debt approximated its carrying value at December 31, 2010 and December 31, 2011.

Long-Term Debt

In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the Notes) (in millions):

Outstanding Balance as of December 31, 2011
1.25% Notes due on May 19, 2014	$1,000
2.125% Notes due on May 19, 2016	1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for the Notes above	(14)

Total	$2,986

The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241%, and 3.734%, respectively. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of the Notes was approximately $3.2 billion, which is based on quoted prices for our publicly-traded debt as of December 31, 2011.

At December 31, 2011, future principal payments for the Notes were as follows (in millions):

Years ended
2012	$0
2013	0
2014	1,000
2015	0
2016	1,000
Thereafter	1,000

Total	$3,000

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

We recognize derivative instruments as either assets or liabilities on the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as interest and other income, net, as part of revenues, or to accumulated other comprehensive income (AOCI) in the accompanying Consolidated Balance Sheets.

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

At December 31, 2011, the effective portion of our cash flow hedges before tax effect was $154 million, of which $127 million is expected to be reclassified from AOCI to revenues within the next 12 months.

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €3.0 billion (or approximately $4.1 billion) and €2.8 billion (or approximately $3.8 billion) at December 31, 2010 and December 31, 2011; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.5 billion (or approximately $2.3 billion) and £1.4 billion (or approximately $2.2 billion) at December 31, 2010 and December 31, 2011; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$407 million (or approximately $382 million) and C$504 million (or approximately $490 million) at December 31, 2010 and December 31, 2011. These foreign exchange contracts have maturities of 36 months or less.

Fair Value Hedges

We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $787 million and $1.0 billion at December 31, 2010 and December 31, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $2.3 billion at December 31, 2010 and December 31, 2011. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $84 million and $472 million at December 31, 2010 and December 31, 2011. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €991 million (or approximately $1.3 billion) and €711 million (or approximately $929 million) at December 31, 2010 and December 31, 2011. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €6 million (or approximately $8 million) at December 31, 2010 and no such contracts were outstanding at December 31, 2011.

We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. As of December 31, 2011, the total notional amounts of interest rate contracts outstanding were $100 million.

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2010	As of December 31, 2011
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$342	$333
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current	0	4

Total		$342	$337

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$5	$5
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	3	1

Total		$8	$6

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Increase (Decrease) in Gains Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2009	2010	2011
Foreign exchange contracts	$(14)	$331	$54

	Gains Reclassified from AOCI into Income (Effective Portion)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2009	2010	2011
Foreign exchange contracts	Revenues	$325	$203	$43

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2009	2010	2011
Foreign exchange contracts	Interest and other income, net	$(268)	$(320)	$(323)

[1]	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Year Ended December 31,
Derivatives in Fair Value Hedging Relationship	Location	2009	2010	2011
Foreign exchange contracts	Interest and other income, net	$2	$(35)	$(2)
Hedged item	Interest and other income, net	(2)	29	(12)

Total		$0	$(6)	$(14)

[2]	Losses related to the amount excluded from effectiveness testing of the hedges were $0, $6 million, and $14 million for the years ended December 31, 2009, December 31, 2010, and December 31, 2011.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated As Hedging Instruments	Location	2009	2010	2011
Foreign exchange contracts	Interest and other income, net	$(78)	$(40)	$29
Interest rate contracts	Interest and other income, net	0	0	(19)

		$(78)	$(40)	$10

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

We classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our investments in ARS within Level 3 because they are valued using valuation models with significant unobservable marketable inputs (see below). We classify our foreign currency and interest rate derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description	As of December 31, 2010	Fair Value Measurement at Reporting Date Using
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$973	$0	$973		$0
Money market and other funds	7,547	5,936	1,611	(1)	0
U.S. government notes	300	300	0		0
Foreign government bonds	150	0	150		0
Corporate debt securities	8	0	8		0
Marketable securities:
Time deposits	307	0	307		0
U.S. government agencies	1,857	0	1,857		0
U.S. government notes	3,930	3,930	0		0
Foreign government bonds	1,172	0	1,172		0
Municipal securities	2,503	0	2,503		0
Corporate debt securities	5,742	0	5,742		0
Agency residential mortgage-backed securities	5,673	0	5,673		0
Marketable equity security	161	161	0		0
Derivative contracts	342	0	342		0
Auction rate securities	153	0	0		153

Total	$30,818	$10,327	$20,338		$153

Liabilities
Derivative contracts	$8	$0	$8		$0

Total	$8	$0	$8		$0

Description		Fair Value Measurement at Reporting Date Using
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$534	$0	$534		$0
Money market and other funds	4,462	3,202	1,260	(1)	0
U.S. government agencies	275	0	275		0
Marketable securities:
Time deposits	495	0	495		0
U.S. government agencies	6,226	0	6,226		0
U.S. government notes	11,579	11,579	0		0
Foreign government bonds	1,629	0	1,629		0
Municipal securities	1,794	0	1,794		0
Corporate debt securities	6,112	0	6,112		0
Agency residential mortgage-backed securities	6,501	0	6,501		0
Marketable equity securities	307	307	0		0
Derivative contracts	337	0	337		0
Auction rate securities	118	0	0		118

Total	$40,369	$15,088	$25,163		$118

Liabilities
Derivative contracts	$6	$0	$6		$0

Total	$6	$0	$6		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

At December 31, 2011, we held $118 million of ARS. Historically, these securities have provided liquidity through a Dutch auction process. However, these auctions began to fail in the first quarter of 2008. To estimate their fair values at December 31, 2011, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations.

At December 31, 2011, the estimated fair value of these ARS was $23 million below their costs. As we have no intent to sell these ARS and it is more likely than not that we will not be required to sell these ARS prior to recovery of our entire cost basis, we concluded the decline in the fair value was temporary and recorded the unrealized loss to AOCI on the accompanying Consolidated Balance Sheet at December 31, 2011. To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets on the accompanying Consolidated Balance Sheet at December 31, 2011.

The following table presents reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions):

Level 3
Balance at January 1, 2009	$197
Change in unrealized loss included in other comprehensive income	12
Net settlements	(27)

Balance at December 31, 2009	182
Change in unrealized loss included in other comprehensive income	4
Net settlements	(33)

Balance at December 31, 2010	153
Change in unrealized loss included in other comprehensive income	(3)
Net settlements	(32)

Balance at December 31, 2011	$118

Note 7.    Property and Equipment

Property and equipment consisted of the following (in millions):

	As of December 31, 2010	As of December 31, 2011
Information technology assets	$4,670	$6,060
Land and buildings	3,969	5,228
Construction in progress	2,329	2,128
Leasehold improvements	738	919
Furniture and fixtures	65	65

Total	11,771	14,400
Less: accumulated depreciation and amortization	4,012	4,797

Property and equipment, net	$7,759	$9,603

Note 8.    Acquisitions

In April 2011, we completed the acquisition of ITA Software, Inc. (ITA), a privately-held flight information software company, for $676 million in cash, of which $394 million was attributed to acquired intangible assets, $323 million to goodwill, and $41 million to net liabilities assumed.

During the year ended December 31, 2011, we completed 78 other acquisitions and purchases of intangible assets for a total cash consideration of approximately $1.3 billion, of which $795 million was attributed to goodwill, $593 million to acquired intangible assets, and $86 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

Patents and developed technology have a weighted-average useful life of 6.3 years, customer relationships have a weighted-average useful life of 6.6 years and trade names and other have a weighted-average useful life of 4.2 years. The amount of goodwill expected to be deductible for tax purposes is $29 million.

In August 2011, we entered into a Merger Agreement with Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences, under which we will acquire Motorola for $40 per share in cash, or a total of approximately $12.5 billion. The completion of this transaction is subject to customary closing conditions, including the receipt of certain regulatory approvals. In the event the Merger Agreement is terminated due to a failure to obtain certain regulatory approvals, we would be required to pay Motorola a fee of $2.5 billion. The transaction is currently expected to close in early 2012.

Note 9.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2011 were as follows (in millions):

Balance as of December 31, 2010	$6,256
Goodwill acquired	1,118
Goodwill adjustment	(28)

Balance as of December 31, 2011	$7,346

Information regarding our acquisition-related intangible assets is as follows (in millions):

	As of December 31, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$915	$506	$409
Customer relationships	950	400	550
Trade names and other	283	198	85

Total	$2,148	$1,104	$1,044

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$1,451	$698	$753
Customer relationships	1,288	573	715
Trade names and other	359	249	110

Total	$3,098	$1,520	$1,578

Patents and developed technology, customer relationships, and trade names and other have weighted-average useful lives from the date of purchase of 5.0 years, 6.1 years, and 4.3 years. Amortization expense of acquisition-related intangible assets for the years ended December 31, 2009, 2010, and 2011 was $266 million, $314 million, and $441 million. As of December 31, 2011, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions):

2012	$472
2013	364
2014	297
2015	147
2016	99
Thereafter	199

$1,578

Note 10.    Interest and Other Income, Net

The components of interest and other income, net were as follows (in millions):

	Year Ended December 31,
	2009	2010	2011
Interest income	$230	$579	$812
Interest expense	0	(5)	(58)
Realized gains on available-for-sale investments, net	97	185	254
Impairment of equity investments	0	0	(110)
Foreign currency exchange losses, net	(260)	(355)	(379)
Other	2	11	65

Interest and other income, net	$69	$415	$584

Note 11.    Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in millions):

	As of December 31,
	2010	2011
Foreign currency translation adjustment	$(41)	$(148)
Net unrealized gains on available-for-sale investments, net of taxes	94	327
Unrealized gains on cash flow hedges, net of taxes	85	97

Accumulated other comprehensive income	$138	$276

Note 12.    Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring primarily between 2012 and 2063. We are committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

At December 31, 2011, future minimum payments under non-cancelable operating leases, net of sublease income amounts, were as follows over each of the next five years and thereafter (in millions):

	Operating Leases	Sub-lease Income	Net Operating Leases
2012	$389	$17	$372
2013	377	16	361
2014	357	14	343
2015	311	13	298
2016	256	10	246
Thereafter	1,264	5	1,259

Total minimum payments	$2,954	$75	$2,879

Certain leases have adjustments for market provisions. Amounts in the above table represent our best estimates of future payments to be made under these leases. In addition, the above table does not include future rental income of $726 million related to the leases that we assumed in connection with our building purchases. Rent expense under operating leases, including co-location arrangements, was $323 million, $293 million, and $380 million in 2009, 2010, and 2011.

Purchase Obligations

We had $1.9 billion of other non-cancelable contractual obligations, primarily related to payments related to certain of our distribution arrangements and video and other content licensing revenue sharing arrangements, as well as data center operations and facility build-outs at December 31, 2011. In addition, we had $2.8 billion of open purchase orders for which we had not received the related services or goods at December 31, 2011. We have the right to cancel these open purchase orders prior to the date of delivery.

Letters of Credit

At December 31, 2011, we had unused letters of credit for $46 million.

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

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2011, we did not have any indemnification claims that we considered to be probable or reasonably possible.

Legal Matters

Antitrust Investigations

On June 23, 2011, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission’s (FTC) Bureau of Competition and a subpoena from FTC’s Bureau of Consumer Protection relating to a review by the FTC of our business practices, including search and advertising. State attorneys general from the states of Texas, Ohio, and Mississippi have issued similar CIDs. We are cooperating with the FTC and the state attorneys general and responding to their information requests.

The European Commission’s (EC) Directorate General for Competition has also opened an investigation into various antitrust-related complaints against us. On February 10, 2010, we received notification from the EC about three antitrust complaints filed by Ciao, Ejustice, and Foundem, respectively. On November 30, 2010, the EC formally opened proceedings against us. Since November 2010, 1plusV, parent company of Ejustice, and VfT, an association of business listings providers in Germany, have filed similar complaints against us. On March 31, 2011, Microsoft Corporation submitted a similar complaint to the EC against us. On the same day, the EC notified us of additional complaints filed by Elfvoetbal, Hotmaps, Interactive Labs, and nnpt.it, and on August 30, 2011 of a complaint by dealdujour.pro. On September 16, 2011, we responded to all of the allegations made against us. In addition, in December 2011, the Spanish Association of Daily Newspaper Publishers also submitted a complaint to the EC against us. We are cooperating with the EC and responding to its information requests.

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

Patent and Intellectual Property Claims

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

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

Other

We are also regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the FTC and the EC described above), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Such claims, suits, government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.

Certain of our outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.

With respect to our outstanding legal matters, based on our current knowledge, we believe that the amount or range of reasonably possible loss will not, either individually or in the aggregate, have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties.

We expense legal fees in the period in which they are incurred.

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

Note 13.    Stockholders’ Equity

Convertible Preferred Stock

Our board of directors has authorized 100,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2010 and December 31, 2011, there were no shares issued or outstanding.

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At December 31, 2011, there were 6,000,000,000 and 3,000,000,000 shares authorized and there were 257,552,401 and 67,342,362 shares outstanding of Class A and Class B common stock. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan, and plans assumed through acquisitions, all of which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and nonqualified stock options or rights to purchase common stock may be granted to eligible participants. Options are generally granted for a term of 10 years. Options granted under the Stock Plans other than the 2004 Stock Plan may be exercised prior to vesting. Under the Stock Plans, we have also issued RSUs and restricted shares. An RSU award is an agreement to issue shares of our stock at the time of vest. Except for options granted pursuant to our stock option exchange program completed in March 2009 (the Exchange), options granted and RSUs issued to employees under the Stock Plans generally vest over four years contingent upon employment with us on the vesting date.

At December 31, 2010 and December 31, 2011, there were 27,329,837 and 21,794,492 shares of common stock reserved for future issuance under our Stock Plans.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted (excluding options granted in connection with the Exchange discussed below) in the periods presented:

	Year Ended December 31,
	2009	2010	2011
Risk-free interest rate	2.6%	1.9%	2.3%
Expected volatility	37%	35%	33%
Expected life (in years)	5.8	5.4	5.9
Dividend yield	0	0	0
Weighted-average estimated fair value of options granted during the year	$160.63	$216.43	$210.07

The following table summarizes the activities for our options for the year ended December 31, 2011:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Balance at December 31, 2010	11,525,422	$330.24
Granted	718,091	$584.80
Exercised	(2,181,355)	$284.00
Forfeited/canceled	(254,906)	$377.73

Balance at December 31, 2011	9,807,252	$357.92	5.7	$2,825

Vested and exercisable as of December 31, 2011	6,244,783	$314.38	5.4	$2,070
Vested and exercisable as of December 31, 2011 and expected to vest thereafter(2)	9,437,288	$354.92	5.7	$2,746

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $645.90 of our Class A common stock on December 31, 2011.

(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and exercisable and vested stock options at December 31, 2011:

	Options Outstanding			Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.30–$94.80	297,360	2.6	$28.06	296,392	$27.85	278,071	$24.73
$117.84–$198.41	412,843	2.9	$179.12	412,843	$179.12	412,843	$179.12
$205.96–$298.86	505,760	3.2	$275.21	502,038	$275.12	502,038	$275.12
$300.97–$399.00	5,478,754	5.0	$309.68	4,012,895	$309.71	4,012,895	$309.71
$401.78–$499.07	935,944	6.6	$439.16	514,417	$437.28	514,417	$437.28
$501.27–$595.35	1,892,340	8.4	$532.44	509,780	$524.69	509,780	$524.69
$601.17–$699.35	284,171	9.1	$610.18	14,659	$612.09	14,659	$612.09
$710.84	80	6.0	$710.84	80	$710.84	80	$710.84

$0.30–$710.84	9,807,252	5.7	$357.92	6,263,104	$313.68	6,244,783	$314.38

The above tables include approximately 1.2 million warrants held by selected financial institutions that were options purchased from employees under our TSO program, with a weighted-average exercise price of $336.64 and a weighted-average remaining life of 1.1 years.

During 2011, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 635,047 at a total value of $167 million, or an average of $262.74 per share, including an average premium of $11.09 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

The total grant date fair value of stock options vested during 2009, 2010, and 2011 was $690 million, $690 million, and $561 million. The aggregate intrinsic value of all options and warrants exercised during 2009, 2010, and 2011 was $566 million, $794 million, and $674 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

As of December 31, 2011, there was $583 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.1 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2011:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2010	6,671,971	$509.04
Granted	5,260,421	$531.20
Vested	(2,691,549)	$516.22
Forfeited/canceled	(418,195)	$538.01

Unvested at December 31, 2011	8,822,648	$520.27

Expected to vest after December 31, 2011(1)	7,903,328	$520.27

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of December 31, 2011, there was $3,727 million of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.9 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 14.    401(k) Plan

We have a 401(k) Savings Plan (401(k) Plan) that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the 401(k) Plan, participating employees may elect to contribute up to 60% of their eligible compensation, subject to certain limitations. Employee and our contributions are fully vested when contributed. We contributed approximately $83 million, $100 million, and $136 million during 2009, 2010, and 2011.

Note 15.    Income Taxes

Income before income taxes included income from domestic operations of $3,579 million, $4,948 million, and $4,693 million for 2009, 2010, and 2011, and income from foreign operations of $4,802 million, $5,848 million, and $7,633 million for 2009, 2010, and 2011. Substantially all of the income from foreign operations was earned by an Irish subsidiary.

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2009	2010	2011
Current:
Federal	$1,531	$1,657	$1,724
State	450	458	274
Foreign	148	167	248

Total	2,129	2,282	2,246

Deferred:
Federal	(273)	(25)	452
State	13	47	(109)
Foreign	(8)	(13)	(0)

Total	(268)	9	343

Provision for income taxes	$1,861	$2,291	$2,589

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in millions):

	Year ended December 31,
	2009	2010	2011
Expected provision at federal statutory tax rate (35%)	$2,933	$3,779	$4,314
State taxes, net of federal benefit	302	322	122
Stock-based compensation expense	63	79	105
Change in valuation allowance	(41)	(34)	27
Foreign rate differential	(1,339)	(1,769)	(2,001)
Federal research credit	(56)	(84)	(140)
Tax exempt interest	(15)	(12)	(10)
Non-deductible legal settlement	0	0	175
Other permanent differences	14	10	(3)

Provision for income taxes	$1,861	$2,291	$2,589

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2011 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2011, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $24.8 billion. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2010	2011
Deferred tax assets:
Stock-based compensation expense	$299	$288
State taxes	207	138
Capital loss from impairment of equity investments	292	285
Settlement with the Authors Guild and AAP	39	35
Depreciation and amortization	20	0
Vacation accruals	35	52
Deferred rent	34	43
Accruals and reserves not currently deductible	244	268
Acquired net operating losses	132	156
State tax credit	0	55
Other	0	11

Total deferred tax assets	1,302	1,331
Valuation allowance	(292)	(333)

Total deferred tax assets net of valuation allowance	1,010	998
Deferred tax liabilities:
Depreciation and amortization	0	(479)
Identified intangibles	(308)	(398)
Unrealized gains on investments and other	(56)	(90)
Other prepaids	(95)	(70)
Other	(27)	(33)

Total deferred tax liabilities	(486)	(1,070)

Net deferred tax assets (liabilities)	$524	$(72)

As of December 31, 2011, our federal and state net operating loss carryforwards for income tax purposes were approximately $420 million and $310 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2018 and the state net operating loss carryforwards will begin to expire in 2014. The net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code.

As of December 31, 2011, our California research and development credit carryforwards for income tax purposes were approximately $55 million that can be carried over indefinitely. We believe it is more likely than not that a portion of the state tax credit will not be realized. Therefore, we have recorded a valuation allowance on the state tax credit carryforward in the amount of $48 million. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2011, our federal and state capital loss carryforwards for income tax purposes were approximately $165 million and $422 million. We also have deferred tax assets for impairment losses that, if recognized, will be capital in nature. We believe that it is more likely than not that our deferred tax assets for capital losses and impairment losses will not be realized. Therefore, we have recorded a valuation allowance on both our federal and state deferred tax assets for these items in the amount of $285 million. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2009 to December 31, 2011 (in millions):

Balance as of January 1, 2009	$721
Increases related to prior year tax positions	222
Decreases related to prior year tax positions	(1)
Increases related to current year tax positions	246

Balance as of December 31, 2009	1,188
Increases related to prior year tax positions	37
Decreases related to prior year tax positions	(197)
Decreases related to settlement with tax authorities	(47)
Decreases as a result of a lapse of applicable statute of limitation	(97)
Increases related to current year tax positions	256

Balance as of December 31, 2010	1,140
Increases related to prior year tax positions	77
Decreases related to prior year tax positions	(9)
Increases related to current year tax positions	361
Decreases related to settlement with tax authorities	(5)

Balance as of December 31, 2011	$1,564

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $814 million, $951 million, and $1,350 million as of December 31, 2009, 2010, and 2011.

As of December 31, 2010 and 2011, we had accrued $97 million and $129 million for payment of interest and penalties. Interest and penalties included in our provision for income taxes were not material in all the periods presented.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. During the three months ended December 31, 2007, the IRS completed its examination of our 2003 and 2004 tax years. We have filed an appeal with the IRS for certain issues related to this audit and no resolution of the issues has been achieved at this time, but we believe we have adequately provided for these items and any adverse results would have an immaterial impact on our unrecognized tax benefit balance within the next 12 months. The IRS is currently in examination of our 2007, 2008, and 2009 tax years. We do not expect the examination to be completed within the next 12 months. Therefore, we do not anticipate any significant impact to our unrecognized tax benefit balance in 2012, related to our 2007, 2008, and 2009 tax years.

Our 2010 and 2011 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2003 through 2011 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are various other ongoing audits in various other jurisdictions that are not material to our financial statements.

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

Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2009	2010	2011
Revenues:
United States	$11,194	$14,056	$17,560
United Kingdom	2,986	3,329	4,057
Rest of the world	9,471	11,936	16,288

Total revenues	$23,651	$29,321	$37,905

	As of December 31,
	2010	2011
Long-lived assets:
United States	$14,000	$15,963
International	2,289	3,853

Total long-lived assets	$16,289	$19,816

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2011, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2011 (2012 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Charged to Expenses/ Against Revenue	Write-Offs, Net of Recoveries	Balance at End of Year
	(In millions)
Year ended December 31, 2009	$80	$149	$(150)	$79
Year ended December 31, 2010	$79	$200	$(178)	$101
Year ended December 31, 2011	$101	$214	$(182)	$133

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues.

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

Date: January 26, 2012

GOOGLE INC.

By:	/S/ LARRY PAGE
Larry Page
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Larry Page and Patrick Pichette, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ LARRY PAGE Larry Page	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	January 26, 2012

/S/ PATRICK PICHETTE Patrick Pichette	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 26, 2012

Eric Schmidt	Executive Chairman

/S/ SERGEY BRIN Sergey Brin	Co-Founder and Director	January 26, 2012

/S/ L. JOHN DOERR L. John Doerr	Director	January 26, 2012

/S/ DIANE B. GREENE Diane B. Greene	Director	January 26, 2012

/S/ JOHN L. HENNESSY John L. Hennessy	Director	January 26, 2012

/S/ ANN MATHER Ann Mather	Director	January 26, 2012

/S/ PAUL S. OTELLINI Paul S. Otellini	Director	January 26, 2012

/S/ K. RAM SHRIRAM K. Ram Shriram	Director	January 26, 2012

/S/ SHIRLEY M. TILGHMAN	Director	January 26, 2012
Shirley M. Tilghman

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

1.01	Form of Distribution Agreement, dated April 20, 2007, among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (Distribution Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.01.1	Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

1.01.2	Amendment Agreement, dated as of July 12, 2011, among Google Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Management LLC, Credit Suisse Securities (USA) LLC, UBS AG, London Branch, and UBS Securities LLC	Current Report on Form 8-K (File No. 000-50726)	July 12, 2011

1.02	Form of Bidding Rules Agreement, dated April 20, 2007, among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (Bidding Rules Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.02.1	Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

2.01	Agreement and Plan of Merger, by and among Google Inc., RB98 Inc., and Motorola Mobility Holdings, Inc., dated as of August 15, 2011	Current Report on Form 8-K (File No. 000-50726)	August 18, 2011

3.01	Third Amended and Restated Certificate of Incorporation of Registrant, as filed on August 24, 2004	Annual Report on Form 10-K (File No. 000-50726)	February 11, 2011

3.02	Amended and Restated Bylaws of Registrant, effective as of August 18, 2004	Annual Report on Form 10-K (File No. 000-50726)	February 11, 2011

4.01	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-114984)	August 18, 2004

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

4.02		Form of Warrant Agreement, dated April 20, 2007, among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (Warrant Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

4.02.1		Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

4.03		Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.04		Form of 1.250% Note due 2014	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.05		Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.06		Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.07	©	Deferred Compensation Plan	Registration Statement on Form S-8 (File No. 333-175180)	June 28, 2011

4.07.1	©*	Amendment No. 1 to the Deferred Compensation Plan

10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-1, as amended (File No. 333-114984)	July 12, 2004

10.02	©	Google Executive Bonus Plan	Current Report on Form 8-K (File No. 000-50726)	March 28, 2007

10.03	©	Letter Agreement, dated August 16, 2005, between Shirley M. Tilghman and Google Inc.	Current Report on Form 8-K (File No. 000-50726)	October 6, 2005

10.04	©	Offer Letter, dated June 6, 2008, between Patrick Pichette and Google Inc.	Current Report on Form 8-K (File No. 00050726)	June 25, 2008

10.05	©	Letter Agreement dated January 11, 2012, between Diane B. Greene and Google Inc.	Current Report on Form 8-K (File No. 00050726)	January 12, 2012

10.06	©	1998 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.06.1	©	1998 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.07	©	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.07.1	©	2000 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.08	©	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.08.1	©	2003 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.9	©	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.9.1	©	2003 Stock Plan (No. 2)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.10	©	2003 Stock Plan (No. 3), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.10.1	©	2003 Stock Plan (No. 3)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.11	©	2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011

10.11.1	©	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.11.2	©	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.11.3	©	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.11.4	©	2004 Stock Plan—Form of stock option agreement (TSO Program)	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.12	©	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010

10.13	©	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.14	©	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008

10.15	©	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.16	©	Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004

10.17	©	YouTube, Inc. 2005 Stock Plan	Registration Statement on Form S-8 (File No. 333-138848)	November 20, 2006

12	*	Computation of Earnings to Fixed Charge Ratios

21.01	*	Subsidiaries of the Registrant

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

23.01	*	Consent of Independent Registered Public Accounting Firm

24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.