Form 10-K/A
period 2011-12-31
Google Inc.
filed 2012-04-23
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

At April 13, 2012, there were 259,876,321 shares of the registrant’s Class A common stock outstanding and 66,063,917 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

Google Inc. (the “Company,” “Google,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission (the “SEC”) on January 26, 2012 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by Google within 120 days after the end of the fiscal year covered by the Form 10-K. The reference on the cover of the Original Filing to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original Filing are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Filing is hereby amended and restated in its entirety, with the only changes being the addition of Exhibits 31.03 and 31.04 filed herewith and related footnotes. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

Google Inc.

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2011

i

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of March 31, 2012 are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Name	Age	Position with Google
Larry Page	39	Chief Executive Officer and Director
Sergey Brin	38	Co-Founder and Director
Eric E. Schmidt	56	Executive Chairman of the Board of Directors
L. John Doerr	60	Director
Diane B. Greene	56	Director
John L. Hennessy	59	Lead Independent Director
Ann Mather	51	Director
Paul S. Otellini	61	Director
K. Ram Shriram	55	Director
Shirley M. Tilghman	65	Director
Nikesh Arora	44	Senior Vice President and Chief Business Officer
David C. Drummond	49	Senior Vice President, Corporate Development, Chief Legal Officer and Secretary
Patrick Pichette	49	Senior Vice President and Chief Financial Officer

Larry Page, one of our founders, has served as a member of our board of directors since our inception in September 1998, and as our Chief Executive Officer since April 4, 2011. From July 2001 to April 3, 2011, Larry served as our President, Products. In addition, from September 1998 to July 2001, Larry served as our Chief Executive Officer, and from September 1998 to July 2002, as our Chief Financial Officer. Larry holds a Master of Science degree in computer science from Stanford University and a Bachelor of Science degree in engineering, with a concentration in computer engineering, from the University of Michigan.

Sergey Brin, one of our founders, has served as a member of our board of directors since our inception in September 1998. From July 2001 to April 3, 2011, Sergey served as our President, Technology. In addition, from September 1998 to July 2001, Sergey served as our President and chairman of our board of directors. Sergey holds a Master of Science degree in computer science from Stanford University and a Bachelor of Science degree with high honors in mathematics and computer science from the University of Maryland at College Park.

Eric E. Schmidt has served as the Executive Chairman of our board of directors since April 4, 2011 and as a member of our board of directors since March 2001. From July 2001 to April 3, 2011, Eric served as our Chief Executive Officer. He was the chairman of our board of directors from March 2001 to April 2004, and again from April 2007 to April 3, 2011. Prior to joining us, from April 1997 to November 2001, Eric served as chairman of the board of directors of Novell, Inc., a computer networking company, and, from April 1997 to July 2001, as the Chief Executive Officer of Novell. From 1983 until March 1997, Eric held various positions at Sun Microsystems, Inc., a supplier of network computing solutions, including Chief Technology Officer from February 1994 to March 1997, and President of Sun Technology Enterprises from February 1991 until February 1994. Eric was previously a director of Apple Inc., a designer, manufacturer, and marketer of personal computers and related products, from 2006 to 2009. Eric holds a Doctoral degree and a Master of Science degree in computer science from the University of California, Berkeley, and a Bachelor of Science degree in electrical engineering from Princeton University.

L. John Doerr has served as a member of our board of directors since May 1999. John has been a General Partner of Kleiner Perkins Caufield & Byers, a venture capital firm, since August 1980. John has also been a member of the board of directors of Amyris, Inc., a synthetic biology company, since May 2006, and serves on its nominating and governance committee. John was previously a director of Amazon.com, Inc., an internet retail company, from 1996 to 2010; Intuit Inc., a provider of business and financial management solutions, from 1990 to 2007; and Move, Inc., a provider of real estate media and technology solutions, from 1998 to 2008. John holds a Master of Business Administration degree from Harvard Business School, and a Master of Science degree in electrical engineering and computer science, and a Bachelor of Science degree in electrical engineering from Rice University.

Diane B. Greene has served as a member of our board of directors since January 2012. Diane has also been a member of the board of directors of Intuit Inc., a provider of business and financial management solutions, since August 2006 and serves on its audit and risk committee and nominating and corporate governance committee. Diane co-founded VMware, Inc., a provider of virtualization and virtualization-based cloud infrastructure solutions, in 1998 and took the company public in 2007. She served as Chief Executive Officer and President of VMware from 1998 to 2008, as a member of the board of directors of VMware from 2007 to 2008, and as an Executive Vice President of EMC Corporation, a provider of information infrastructure and virtual infrastructure technologies, solutions and services, from 2005 to 2008. Prior to VMware, Diane held technical leadership positions at Silicon Graphics Inc., a provider of technical computing, storage and data center solutions, Tandem Computers, Inc., a manufacturer of computer systems, and Sybase Inc., a global enterprise software and services company, and was Chief Executive Officer of VXtreme, Inc., a developer of streaming media solutions. Diane is also a member of The MIT Corporation, the governing body of the Massachusetts Institute of Technology. Diane holds a Master of Science degree in computer science from the University of California, Berkeley, a Master of Science degree in naval architecture from the Massachusetts Institute of Technology, and a Bachelor of Arts degree in mechanical engineering from the University of Vermont.

John L. Hennessy has served as a member of our board of directors since April 2004, and as Lead Independent Director since April 2007. John has served as the President of Stanford University since September 2000. From 1994 to August 2000, John held various positions at Stanford, including Dean of the Stanford University School of Engineering and Chair of the Stanford University Department of Computer Science. John has also been a member of the board of directors of Cisco Systems, Inc., a networking equipment company, since January 2002, and serves on its nominating and governance committee and acquisition committee. John co-founded and served as the chairman of the board of directors of Atheros Communications, Inc., a wireless semiconductor company, from 1998 to 2010. John holds a Doctoral degree and a Master of Science degree in computer science from the State University of New York, Stony Brook, and a Bachelor of Science degree in electrical engineering from Villanova University.

Ann Mather has served as a member of our board of directors since November 2005. Ann has also been a member of the board of directors of: Glu Mobile Inc., a publisher of mobile games, since September 2005, and serves as chair of its audit committee; MGM Holdings Inc., a motion picture and television production and distribution company, since December 2010, and serves on its compensation committee; MoneyGram International, Inc., a global payment services company, since May 2010; Netflix, Inc., an internet subscription service for movies and television shows, since July 2010, and serves on its audit committee; and Solazyme, Inc., a renewable oil and bioproducts company, since April 2011, and serves as chair of its audit committee. Ann has also been an independent trustee to the Dodge & Cox Funds board of trustees since May 2011. Ann was previously a director of Central European Media Enterprises Group, a developer and operator of national commercial television channels and stations in Central and Eastern Europe, from 2004 to 2009. From 1999 to 2004, Ann was Executive Vice President and Chief Financial Officer of Pixar, a computer animation studio. Prior to her service at Pixar, Ann was Executive Vice President and Chief Financial Officer at Village Roadshow Pictures, the film production division of Village Roadshow Limited. Ann holds a Master of Arts degree from Cambridge University and is a chartered accountant.

Paul S. Otellini has served as a member of our board of directors since April 2004. Paul has served as the Chief Executive Officer and President of Intel Corporation, a semiconductor manufacturing company, since May 2005. Paul has been a member of the board of directors of Intel since 2002. He also served as Intel’s Chief Operating

Officer from 2002 to May 2005. From 1974 to 2002, Paul held various positions at Intel, including Executive Vice President and General Manager, Intel Architecture Group, and Executive Vice President and General Manager, Sales and Marketing Group. Paul holds a Master of Business Administration degree from the University of California, Berkeley, and a Bachelor of Arts degree in economics from the University of San Francisco.

K. Ram Shriram has served as a member of our board of directors since September 1998. Ram has been a managing partner of Sherpalo Ventures, LLC, an angel venture investment company, since January 2000. From August 1998 to September 1999, Ram served as Vice President of Business Development at Amazon.com, Inc., an internet retail company. Prior to that, Ram served as President at Junglee Corporation, a provider of database technology, which was acquired by Amazon.com in 1998. Ram was an early member of the executive team at Netscape Communications Corporation. Ram is also on the board of trustees of Stanford University. Ram holds a Bachelor of Science degree in mathematics from the University of Madras, India.

Shirley M. Tilghman has served as a member of our board of directors since October 2005. Shirley has served as the President of Princeton University since June 2001. From August 1986 to June 2001, she served as a Professor at Princeton University, and from August 1988 to June 2001, as an Investigator at Howard Hughes Medical Institute. In 1998, she took the role as founding director of Princeton’s multi-disciplinary Lewis-Sigler Institute for Integrative Genomics. Shirley holds a Doctoral degree in biochemistry from Temple University, and a Bachelor of Science degree with honors in chemistry from Queen’s University.

Nikesh Arora has served as our Senior Vice President and Chief Business Officer since January 2011. Previously, he served as our President, Global Sales Operations & Business Development from April 2009 to December 2010, and as our President, International Operations prior to that. Prior to joining us in December 2004, Nikesh served as Chief Marketing Officer and a member of the management board at T-Mobile Europe, a mobile communications company. Prior to that, Nikesh worked for Deutsche Telekom AG, parent company of T-Mobile, Putnam Investments, and Fidelity Investments. Nikesh has been a member of the board of directors of Bharti Airtel Limited, an Indian telecommunications company, since October 2009, and serves on its compensation committee. He has also been a member of the board of directors of Colgate-Palmolive Company, a consumer products company, since March 2012. Nikesh holds a Master of Business Administration degree from Northeastern University, a Master of Science degree from Boston College, and a Bachelor of Science degree in electrical engineering from the Institute of Technology in Varanasi, India. He is also a chartered financial analyst.

David C. Drummond has served as our Senior Vice President, Corporate Development since January 2006, as Chief Legal Officer since December 2006, and as Secretary since 2002. Previously, he served as our Vice President, Corporate Development and General Counsel since February 2002. Prior to joining us, from July 1999 to February 2002, David served as Chief Financial Officer of SmartForce, an educational software applications company. Prior to that, David was a partner at the law firm of Wilson Sonsini Goodrich & Rosati. David holds a Juris Doctor degree from Stanford University and a Bachelor of Arts degree in history from Santa Clara University.

Patrick Pichette has served as our Senior Vice President and Chief Financial Officer since August 2008. Prior to joining us, from January 2001 until July 2008, Patrick served as an executive officer of Bell Canada Enterprises Inc., a telecommunications company, including, most recently, as President, Operations for Bell Canada, and previously as Executive Vice President, Chief Financial Officer, and Executive Vice President of Planning and Performance Management. Prior to joining Bell Canada Enterprises, from 1996 to 2000, Patrick was a principal at McKinsey & Company, a management consulting firm. Prior to that, from 1994 to 1996, he served as Vice President and Chief Financial Officer of Call-Net Enterprises Inc., a Canadian telecommunications company. Patrick has been a member of the board of directors of Amyris, Inc., a synthetic biology company, since March 2010, and serves as chair of its audit committee, and as a member of its leadership development and compensation committee. Patrick holds a Master of Arts degree in philosophy, politics, and economics from Oxford University, where he attended as a Rhodes Scholar, and a Bachelor of Arts degree in Business Administration from Université du Québec à Montréal.

Corporate Governance and Board Matters

We are committed to maintaining the highest standards of business conduct and corporate governance, which we believe are essential to running our business efficiently, serving our stockholders well, and maintaining our integrity in the marketplace. We have adopted a code of business conduct and ethics for directors, officers (including our principal executive officer and principal financial and accounting officer), and employees, known as the Google Code of Conduct. We have also adopted Corporate Governance Guidelines, which, in conjunction with our certificate of incorporation, bylaws, and charters of the standing committees of our board of directors, form the framework for our corporate governance. The Google Code of Conduct and our Corporate Governance Guidelines are available on the Investor Relations section of our website at http://investor.google.com. We will post amendments to the Google Code of Conduct or waivers of the Google Code of Conduct for directors and executive officers on the same website.

Stockholders may request printed copies of the Google Code of Conduct, the Corporate Governance Guidelines, and committee charters at no charge by filling out our contact form at http://investor.google.com or sending inquiries to:

Investor Relations

Google Inc.

1600 Amphitheatre Parkway

Mountain View, CA 94043

Email: irgoog@google.com

Board Meetings

During 2011, the board of directors held 12 meetings and acted by written/electronic consent six times. Each director attended at least 75% of all board of directors and applicable committee meetings. We encourage our directors to attend our Annual Meeting of Stockholders. Four directors attended our 2011 Annual Meeting of Stockholders.

Board Leadership Structure

In April 2011, Larry Page became our Chief Executive Officer and Eric E. Schmidt became Executive Chairman of our board of directors.

The board of directors believes that this leadership structure, which separates the Chairman and Chief Executive Officer roles, is appropriate at this time in light of the evolution of Google’s business and operating environment. In particular, the board of directors believes that this structure clarifies the individual roles and responsibilities of Larry, Sergey, and Eric, streamlines decision-making, and enhances accountability. As Executive Chairman, Eric remains involved in key matters, such as major transactions, broader business and customer relationships, and government relations, which are increasingly important given our global reach, and continues to advise Larry and Sergey. In this role and given his in-depth knowledge of the issues, challenges, and opportunities facing us, the board of directors believes that Eric continues to be best positioned to develop agendas that ensure that the board’s time and attention are focused on the most critical matters. His role enables decisive leadership, ensures clear accountability, and enhances the ability to communicate our message and strategy clearly and consistently to our stockholders, employees, customers, and users.

Our certificate of incorporation and bylaws provide that the chairman of our board of directors may not be an employee or officer of our company and may not have been an employee or officer for the last three years, unless the appointment is approved by two-thirds of the members of our board of directors. The board of directors unanimously approved Eric’s appointment as Executive Chairman.

Each of the directors other than Larry, Sergey, and Eric is independent (see “Director Independence” below), and the board of directors believes that the independent directors provide effective oversight of management. In addition, in April 2007, our board of directors appointed John L. Hennessy as our Lead Independent Director. As Lead Independent Director, John’s responsibilities include:

•	Coordinating and moderating executive sessions of the board of directors’ independent directors.

•

Advising the executive chairman of the board of directors as to the quality, quantity, and timeliness of the flow of information from management that is necessary for the independent directors to perform their duties effectively and responsibly.

•	Confirming the agenda with the Chief Executive Officer for meetings of the board of directors.

•	Holding regular update sessions with the executive chairman of the board of directors.

•	Acting as the principal liaison between the independent directors and the executive chairman of the board of directors on sensitive issues.

•	Performing such other duties as the board of directors may from time to time delegate to the Lead Independent Director to assist the board of directors in the fulfillment of its responsibilities.

The board of directors believes that these responsibilities appropriately and effectively complement our Executive Chairman and Chief Executive Officer structure.

Board Committees

During 2011, our board of directors consisted of nine directors. Our board of directors has the following five standing committees: (1) an Audit Committee, (2) a Leadership Development and Compensation Committee, (3) a Nominating and Corporate Governance Committee, (4) an Acquisition Committee, and (5) an Executive Committee. From time to time, the board of directors may also establish ad hoc committees to address particular matters.

Each of the standing committees operates under a written charter adopted by the board of directors. All of the standing committee charters are available on the Investor Relations section of our website at http://investor.google.com/corporate/board-committees.html. Printed copies of the charters are available at no charge to any stockholder who requests them as described above.

The membership and meetings during 2011 and the primary functions of each of the standing committees are described below.

Board of Directors	Audit Committee	Leadership Development and Compensation Committee	Nominating and Corporate Governance Committee	Acquisition Committee	Executive Committee
Larry Page				Member	Member
Sergey Brin				Member	Member
Eric E. Schmidt				Chair	Chair
L. John Doerr	Member(1)	Member
John L. Hennessy			Member
Ann Mather	Chair
Paul S. Otellini		Chair
K. Ram Shriram	Member			Member
Shirley M. Tilghman			Member

(1)	L. John Doerr resigned from the Audit Committee effective January 12, 2012, the date on which Diane B. Greene was appointed to serve on our board of directors and the Audit Committee.

Audit Committee

The main function of our Audit Committee is to oversee our accounting and financial reporting processes. The Audit Committee’s responsibilities include:

•	Selecting and hiring our independent auditors.

•	Approving the audit and non-audit services to be performed by our independent auditors.

•	Evaluating the qualifications, performance, and independence of our independent auditors.

•	Overseeing and monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to financial statements or accounting matters.

•	Reviewing the design, implementation, adequacy, and effectiveness of our internal controls and our critical accounting policies.

•	Reviewing with management our annual audited financial statements, quarterly financial statements, earnings announcements, and other public announcements regarding our results of operations.

•	Reviewing regulatory filings with management and our independent auditors.

•	Preparing any report the SEC requires for inclusion in our annual proxy statement.

•	Reviewing and approving related party transactions.

•	Establishing and overseeing processes and procedures for the receipt, retention and treatment of complaints and employee submissions about accounting, internal accounting controls or audit matters.

During 2011, the Audit Committee held six meetings. Our Audit Committee is currently comprised of Diane B. Greene, Ann Mather (Chair), and K. Ram Shriram, each of whom is a non-employee member of our board of directors. Our board of directors has determined that each of the directors serving on our Audit Committee is independent within the meaning of the rules of the SEC and the Listing Rules of The NASDAQ Stock Market (NASDAQ).

The board of directors has determined that, based on her professional qualifications and experience described above, Ann Mather is an audit committee financial expert as defined under the rules of the SEC.

Leadership Development and Compensation Committee

The purpose of our Leadership Development and Compensation Committee (LDC Committee) is to oversee our compensation programs. The LDC Committee’s responsibilities include:

•	Reviewing and approving our general compensation strategy.

•	Establishing annual and long-term performance goals for our executive officers.

•	Conducting and reviewing with the board of directors an annual evaluation of the performance of our executive officers.

•	Evaluating the competitiveness of the compensation of our executive officers.

•	Reviewing and approving the selection of our peer companies.

•	Reviewing and approving all salaries, bonuses, equity awards, perquisites, post-service arrangements, and other compensation and benefit plans for Google’s executive officers.

•

Reviewing and approving the terms of any offer letters, employment agreements, termination agreements or arrangements, change in control agreements, indemnification agreements, and other material agreements between us and our executive officers, including our Executive Chairman.

•	Acting as the administering committee for our stock and bonus plans and for any equity or cash compensation arrangements that may be adopted by us from time to time.

•

Providing oversight for our overall compensation plans and benefit programs, monitoring trends in executive and overall compensation, and making recommendations to the board of directors with respect to improvements to such plans and programs or the adoption of new plans and programs.

•	Reviewing and approving compensation programs, as well as salaries, fees, bonuses, and equity awards for the Executive Chairman and the non-employee members of the board of directors.

•	Reviewing plans for the development, retention, and succession of our executive officers.

•	Reviewing executive education and development programs.

•	Monitoring total equity usage for compensation and establishing appropriate equity dilution levels.

•

Reviewing and discussing with management the annual Compensation Discussion and Analysis (CD&A) disclosure and the related tabular presentations regarding named executive officer compensation and, based on this review and discussions, making a recommendation to include the CD&A disclosure and the tabular presentations in our annual public filings.

•	Preparing and approving the annual LDC Committee Report to be included in our annual public filings.

During 2011, the LDC Committee held five meetings and acted by written/electronic consent 34 times. Our LDC Committee currently consists of L. John Doerr and Paul S. Otellini (Chair), each of whom is a non-employee member of our board of directors. Each member of our LDC Committee is an “outside” director as defined in Section 162(m), and a “non-employee” director within the meaning of Rule 16b-3 of the Exchange Act. Our board of directors has determined that each of the directors serving on our LDC Committee is independent as defined in the Listing Rules of NASDAQ.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee’s purpose is to assist our board of directors in identifying individuals qualified to become members of our board of directors consistent with criteria set by our board of directors, to oversee the evaluation of the board of directors and management, and to develop and update our corporate governance principles. The Nominating and Corporate Governance Committee’s responsibilities include:

•

Evaluating the composition, size, organization, and governance of our board of directors and its committees, determining future requirements, and making recommendations regarding future planning, the appointment of directors to our committees, and the selection of chairs of these committees.

•	Reviewing and recommending to our board of directors director independence determinations made with respect to continuing and prospective directors.

•	Reviewing and recommending to our board of directors Section 16 officer determinations with respect to our executive officers.

•	Establishing a policy for considering director nominees for election to our board of directors.

•	Recommending ways to enhance communications and relations with our stockholders.

•	Evaluating and recommending candidates for election to our board of directors, including nominees recommended by stockholders.

•	Overseeing our board of directors’ performance and self-evaluation process and developing continuing education programs for our directors.

•

Evaluating and recommending to the board of directors termination of service of individual members of the board of directors as appropriate, in accordance with governance principles, for cause or for other proper reasons.

During 2011, the Nominating and Corporate Governance Committee held five meetings. Our Nominating and Corporate Governance Committee consists of John L. Hennessy and Shirley M. Tilghman, each of whom is a non-employee member of our board of directors. Our Nominating and Corporate Governance Committee does not have a chairperson. Our board of directors has determined that each of the directors serving on our Nominating and Corporate Governance Committee is independent as defined in the Listing Rules of NASDAQ.

Acquisition Committee

The Acquisition Committee, for which the board of directors adopted a formal charter in 2006, serves as an administrative committee of the board of directors to review and approve certain investment, acquisition, and divestiture transactions proposed by management. During 2011, the Acquisition Committee acted by written/electronic consent four times to approve certain investments and acquisitions. Our Acquisition Committee consists of Eric (Chair), Larry, Sergey, and K. Ram Shriram.

Executive Committee

The Executive Committee, for which the board of directors adopted a formal charter in 2004, serves as an administrative committee of the board of directors to act upon and facilitate the consideration by senior management and the board of directors of certain high-level business and strategic matters. During 2011, the Executive Committee held two meetings and acted by written/electronic consent 21 times to approve certain other investment, acquisition and divestiture transactions. Our Executive Committee consists of Eric (Chair), Larry, and Sergey.

Board’s Role in Risk Oversight

The board of directors as a whole has responsibility for risk oversight, with reviews of certain areas being conducted by the relevant committees of the board. These committees then provide oral reports to the full board. The oversight responsibility of the board and its committees is enabled by management reporting processes that are designed to provide visibility to the board about the identification, assessment, and management of critical risks and management’s risk mitigation strategies. These areas of focus include strategic, operational, financial and reporting, succession and compensation, compliance, and other risks. The board of directors and its committees oversee risks associated with their respective areas of responsibility, as summarized below. Each committee meets in executive session with key management personnel and representatives of outside advisors as required.

Board/Committee	Primary Areas of Risk Oversight

Full Board	Strategic, financial and execution risks and exposures associated with our business strategy, product innovation and sales road map, policy matters, significant litigation and regulatory exposures, and other current matters that may present material risk to our financial performance, operations, infrastructure, plans, prospects or reputation, acquisitions and divestitures.

Audit Committee	Risks and exposures associated with financial matters, particularly financial reporting, tax, accounting, disclosure, internal control over financial reporting, investment guidelines and credit and liquidity matters, Google’s programs and policies relating to legal compliance and strategy, merger and acquisition activities, and our operational infrastructure, particularly reliability, business continuity, capacity, security, and data privacy.

Leadership Development and Compensation Committee	Risks and exposures associated with leadership assessment, management succession planning, and executive compensation programs and arrangements, including incentive plans.

Nominating and Corporate Governance Committee	Risks and exposures associated with director and management succession planning, corporate governance, and overall board effectiveness.

Acquisition and Executive Committees	Risks and exposures associated with Google’s merger and acquisition activities and related integration matters.

Consideration of Director Nominees

Stockholder Recommendations and Nominees

The Nominating and Corporate Governance Committee considers properly submitted recommendations for candidates to the board of directors from stockholders. In evaluating such recommendations, the Nominating and Corporate Governance Committee seeks to achieve a balance of experience, knowledge, integrity, and capability on the board of directors and to address the membership criteria set forth under “Director Selection Process and Qualifications” below. Any stockholder recommendations for consideration by the Nominating and Corporate Governance Committee should include the candidate’s name, biographical information, information regarding any relationships between the candidate and Google within the last three years, at least three personal references, a statement of recommendation of the candidate from the stockholder, a description of our shares beneficially owned by the stockholder, a description of all arrangements between the candidate and the recommending stockholder and any other person pursuant to which the candidate is being recommended, a written indication of the candidate’s willingness to serve on the board of directors, any other information required to be provided under securities laws and regulations, and a written indication to provide such other information as the Nominating and Corporate Governance Committee may reasonably request. There are no differences in the manner in which the Nominating and Corporate Governance Committee evaluates nominees for director based on whether the nominee is recommended by a stockholder or otherwise. Stockholder recommendations to the board of directors should be sent to:

Google Inc.

Attn: Corporate Secretary

1600 Amphitheatre Parkway

Mountain View, CA 94043

Email: corporatesecretary@google.com

In addition, our bylaws permit stockholders to nominate directors for election at an annual meeting of stockholders. To nominate a director, the stockholder must provide the information required by our bylaws and the stockholder must give timely notice to our Corporate Secretary in accordance with our bylaws.

A copy of our bylaws is available at http://investor.google.com/corporate/bylaws.html. You may also contact our Corporate Secretary at our principal executive offices for a copy of the relevant bylaw provisions regarding the requirements for making stockholder proposals and nominating director candidates.

Director Selection Process and Qualifications

Our Nominating and Corporate Governance Committee will evaluate and recommend candidates for membership on the board of directors consistent with criteria established by our board of directors in our policy with regard to the selection of director nominees. Pursuant to this policy, the Nominating and Corporate Governance Committee screens candidates and evaluates the qualifications of the persons nominated by or recommended by our stockholders. The Nominating and Corporate Governance Committee recommends director nominees who are ultimately approved by the full board of directors.

Our Nominating and Corporate Governance Committee uses a variety of methods for identifying and evaluating nominees for directors. Our Nominating and Corporate Governance Committee regularly assesses the appropriate size and composition of the board of directors, the needs of the board of directors and the respective committees of the board of directors, and the qualifications of candidates in light of these needs. Candidates may come to the attention of the Nominating and Corporate Governance Committee through stockholders, management, current members of the board of directors, or search firms. The evaluation of these candidates may be based solely upon information provided to the committee or may also include discussions with persons familiar with the candidate, an interview of the candidate or other actions the committee deems appropriate, including the use of third parties to review candidates. The Nominating and Corporate Governance committee may, at the Google’s expense, retain search firms, consultants and other advisors to identify, screen and/or evaluate candidates.

When considering a potential non-incumbent candidate, the Nominating and Corporate Governance Committee will factor into its determination the following qualities, among others: integrity, professional reputation and strength of character, educational background, knowledge of our business, diversity of professional experience, including whether the person is a current or former chief executive officer or chief financial officer of a public company or the head of a division of a large international organization, and ability to represent the best interests of our stockholders and to provide practical insights and diverse perspectives. Additionally, due to the global and complex nature of our business, our board of directors believes it is important to consider diversity of race, ethnicity, gender, age, education, cultural background, and professional experiences in evaluating board candidates, although our policy does not prescribe specific standards for diversity. Candidates also are evaluated in light of our other policies, such as those relating to independence and service on other boards, as well as considerations relating to the size, structure and needs of our board of directors. As part of its consideration of director succession, our board of directors and the Nominating and Corporate Governance Committee monitor whether the directors as a group meet the criteria for the composition of the board of directors, including overall diversity of perspective and experience.

Our board of directors is composed of a diverse group of leaders in their respective fields. Many of the current directors have senior leadership experience at major domestic and international companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, leadership development, and international business experience. Most of our directors also have experience serving on boards of directors and board committees of other public companies, and have an understanding of corporate governance practices and trends, different business processes, challenges, and strategies. Other directors have experience as presidents or trustees of significant academic, research, and philanthropic institutions, which brings unique perspectives to the board of directors. Further, our directors also have other experience that makes them valuable members, such as entrepreneurial experience and experience developing technology or managing technology companies, which provides insight into strategic and operational issues faced by us.

The Nominating and Corporate Governance Committee and the board of directors believe that the above-mentioned attributes, along with the leadership skills and other experiences of our board members described below, provide us with a diverse range of perspectives and judgment necessary to guide our strategies and monitor their execution.

Larry Page

•	Business leadership, operational experience, and experience developing technology as co-founder of Google and its Chief Executive Officer.

•	In-depth knowledge of the technology sector and experience in developing transformative business models.

Sergey Brin

•	Business leadership, operational experience, and experience developing technology as co-founder of Google.

•	In-depth knowledge of the technology sector and experience in developing transformative business models.

Eric E. Schmidt

•	Global business leadership as former Chief Executive Officer of Google and former chairman and Chief Executive Officer of Novell, Inc.

•	Outside board experience as a director of Novell, Inc., Apple Inc., and Siebel Systems, Inc.

•	Experience developing technology as former chief technology officer at Sun Microsystems, Inc. and a member of the research staff at Xerox Palo Alto Research Center (PARC).

L. John Doerr

•	Global business leadership as a general partner of Kleiner Perkins Caufield & Byers.

•	Extensive financial and investment expertise as a venture capitalist.

•	In-depth knowledge of the technology sector and visionary in the industry.

•	Outside board experience as a director of Amazon.com, Inc., Amyris, Inc., Intuit Inc., and Move, Inc.

Diane B. Greene

•	Global business leadership as former Chief Executive Officer and President of VMware, Inc.

•	Insights as a successful technology entrepreneur.

•	In-depth knowledge of cloud computing and software as a service business.

•	Outside board experience as a director of Intuit Inc. and VMware, Inc.

John L. Hennessy

•	Leadership and management experience as President of Stanford University.

•	Outside board experience as a director of Cisco Systems, Inc. and Atheros Communications, Inc.

•	Experience developing technology businesses as co-founder of MIPS Technologies, Inc. and Atheros Communications, Inc., and chief architect of Silicon Graphics Computer Systems, Inc.

Ann Mather

•	Global business leadership as Executive Vice President and Chief Financial Officer of Pixar.

•	Knowledge of complex global business and financial matters.

•	Outside board experience as a director of Central European Media Enterprises Group, Glu Mobile Inc., MGM Holdings Inc., MoneyGram International, Inc., Netflix, Inc., and Solazyme, Inc.

Paul S. Otellini

•	Global business leadership as President and Chief Executive Officer of Intel Corporation.

•	Valuable experience in addressing issues ranging from corporate strategy, operational excellence, governance, and sales and marketing.

•	In-depth knowledge of the technology sector.

•	Outside board experience as a director of Intel Corporation.

K. Ram Shriram

•

Global business leadership as founder and managing partner of Sherpalo Ventures, Vice President of Business Development at Amazon.com, Inc., President of Junglee Corporation, and member of the executive team of Netscape Communications Corporation.

•	Extensive financial and investment expertise as a venture capitalist.

•	Experience as a trustee of Stanford University.

•	Outside board experience as a director of several private companies.

Shirley M. Tilghman

•	Leadership experience as President of Princeton University.

•	Valuable organizational and operational management skills.

•	Trustee of non-profit organizations (Leadership for a Diverse America, Carnegie Endowment for International Peace, and the King Abdullah University of Science and Technology).

Appointment of Diane B. Greene

Diane was appointed to our board of directors in January 2012 in accordance with our bylaws to fill a vacancy following our 2011 Annual Meeting of Stockholders. Diane was recommended for election by an advisor to our board of directors. From time to time, the advisor receives equity compensation for services provided to our board of directors and its committees.

Executive Sessions

Executive sessions of independent directors are held in connection with each regularly scheduled board of directors meeting and at other times as necessary, and are chaired by the Lead Independent Director. The board of directors’ policy is to hold executive sessions without the presence of management, including the Chief Executive Officer and other non-independent directors. The committees of the board of directors also generally meet in executive session at the end of each committee meeting, except for meetings of the Acquisition Committee and the Executive Committee as these committees have only one or no independent directors.

Outside Advisors

Our board of directors and each of its committees may retain outside advisors and consultants of their choosing at our expense. The board of directors and its committees need not obtain management’s consent to retain outside advisors.

Board Effectiveness

Our board of directors performs an annual self-assessment, led by the Lead Independent Director, to evaluate its effectiveness in fulfilling its obligations.

Communications with the Board of Directors

Stockholders may contact the board of directors about bona fide issues or questions about Google by sending an email to directors@google.com or by writing the Corporate Secretary at the following address:

Google Inc.

Attn: Corporate Secretary

1600 Amphitheatre Parkway

Mountain View, CA 94043

Email: directors@google.com

Any matter intended for the board of directors, or for any individual member or members of the board of directors, should be directed to the email address or street address noted above, with a request to forward the communication to the intended recipient or recipients. In general, any stockholder communication delivered to the Corporate Secretary for forwarding to the board of directors or specified member or members will be forwarded in accordance with the stockholder’s instructions.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors, executive officers, and holders of more than 10% of our Class A and Class B common stock to file with the SEC reports regarding their ownership and changes in ownership of our securities. We believe that, during 2011, our directors, executive officers, and 10% stockholders complied with all Section 16(a) filing requirements, with the exceptions noted below.

•	A late Form 4 report was filed for Larry Page on March 2, 2011 to report the conversion of 150,000 shares of Class B common stock to 150,000 shares of Class A common stock, as of February 24, 2011.

•	A late Form 4 report was filed for Sergey Brin on March 3, 2011 to report the conversion of 75,000 shares of Class B common stock to 75,000 shares of Class A common stock, as of February 24, 2011.

•

A late Form 4 report was filed for Nikesh Arora on June 8, 2011 to report the vesting of (a) 1,067 Google Stock Units (GSUs) on June 4, 2011 (468 shares of Class A common stock withheld to cover applicable taxes and 599 shares of Class A common stock issued); and (b) 2,812 GSUs on June 5, 2011 (1,129 shares of Class A common stock withheld to cover applicable taxes and 1,683 shares of Class A common stock issued).

•

A late Form 4 report was filed for David C. Drummond on June 8, 2011 to report the vesting of 1,067 GSUs on June 4, 2011 (499 shares of Class A common stock withheld to cover applicable taxes and 568 shares of Class A common stock issued).

•

A late Form 4 report was filed for Patrick Pichette on June 8, 2011 to report the vesting of 2,133 GSUs on June 4, 2011 (996 shares of Class A common stock withheld to cover applicable taxes and 1,137 shares of Class A common stock issued).

•

A late Form 4 report was filed for Patrick Pichette on August 8, 2011 to report the vesting of 1,389 GSUs on August 1, 2011 (649 shares of Class A common stock withheld to cover applicable taxes and 740 shares of Class A common stock issued).

•

An amendment to a Form 4 was filed for Nikesh Arora on January 10, 2012 to correct the number of shares of Class A common stock withheld to cover applicable taxes (1,153 shares) and the shares of Class A common stock issued (1,659 shares) pursuant to the vesting of 2,812 GSUs on December 5, 2011, originally erroneously reported on a Form 4 filed on December 6, 2011 as 1,513 shares of Class A common stock withheld to cover applicable taxes and 1,299 shares of Class A common stock issued.

In making these statements, we have relied upon examination of the copies of Forms 3, 4, and 5, and amendments to these forms, provided to us and the written representations of our directors, executive officers, and 10% stockholders.

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview

Our Compensation Discussion and Analysis (CD&A) includes a detailed discussion of compensation for our named executive officers—Larry, Sergey, Eric, our Chief Financial Officer, and the two other highest paid executive officers during the fiscal year ended December 31, 2011 (since we only have six executive officers as of April 2011):

•	Larry Page—Chief Executive Officer (CEO) since April 2011; President, Products until April 2011

•	Sergey Brin—Co-Founder; President, Technology until April 2011

•	Eric E. Schmidt—Executive Chairman of the Board of Directors since April 2011; CEO and Chairman of the Board of Directors until April 2011

•	Patrick Pichette—Senior Vice President and Chief Financial Officer (CFO)

•	Nikesh Arora—Senior Vice President and Chief Business Officer

•	David C. Drummond—Senior Vice President, Corporate Development, Chief Legal Officer and Secretary

The CD&A is organized into five sections:

•	Section 1—Executive Summary

•	Section 2—Elements of Pay

•	Section 3—Determining Competitive Levels of Pay

•	Section 4—Pay Mix, Magnitude, and Leverage

•	Section 5—Other Compensation Information

Section 1—Executive Summary

As Larry and Sergey wrote in the 2004 Founders’ IPO Letter,

Our employees, who have named themselves Googlers, are everything. Google is organized around the ability to attract and leverage the talent of exceptional technologists and business people. We have been lucky to recruit many creative, principled, and hard working stars. We hope to recruit many more in the future. We will reward and treat them well. —“An Owner’s Manual” for Google’s Shareholders

In line with this philosophy, we have designed our compensation programs to support three main goals:

•	Attract and retain the world’s best talent

•	Support Google’s culture of innovation and performance

•	Align employee and stockholder interests

We pay Googlers competitively compared to other opportunities they might have in the market. We also offer competitive benefits that help Googlers and their families be healthy and happy, provide unique perks that make life and work more convenient, design compelling job opportunities aligned with our mission, and create a fun and energizing work environment.

We have a deeply rooted belief in paying for performance. Therefore, Googlers at all levels of the organization have a portion of their overall compensation tied to performance. We also aim to align employee and stockholder interests through the use of equity awards.

Our compensation philosophy applies to all Googlers, including our named executive officers. The proportion of overall pay tied to performance increases at higher levels in the organization, reflecting an increasing impact on company performance. At senior levels in the organization, we also require our employees to maintain holdings of Google stock to ensure alignment with stockholder interests. In 2012, the LDC Committee approved increasing these stock ownership requirements to further align our executives’ interests with those of our stockholders.

None of our named executive officers have any type of employment agreement or severance arrangement with us.

Larry and Sergey have voluntarily elected to receive only nominal cash compensation. As significant stockholders, a large portion of their personal wealth is tied directly to Google’s stock price performance, which provides direct alignment of their interests with stockholder interests.

Prior to 2011, Eric also voluntarily received only nominal cash compensation. In connection with his transition from CEO to Executive Chairman of the Board of Directors in April 2011, Eric accepted a $1.25 million base salary, a 400% bonus target, and an equity award with a target value of $100 million. The magnitude of Eric’s equity award was determined based on market benchmarks for his new role as Executive Chairman and in recognition of his past service as CEO.

In addition to compensation practices, we regularly review Google’s organizational decisions, providing guidance and making suggestions to improve them in accordance with the charter of the LDC Committee (available at http://investor.google.com/corporate/board-committees-leadership.html).

Section 2—Elements of Pay

We offer fixed pay (i.e., base salary) and a variable pay opportunity (i.e., cash bonuses, equity awards) to almost all Googlers, including our named executive officers.

Fixed Pay

We use base salary to provide Googlers, including our named executive officers, with a steady income in line with their skill set and on par with other job opportunities available to them.

Upon reviewing the pay practices of our talent competitors and the compensation preferences of our employees, we believe that highly-competitive salaries are important for attracting and retaining great talent. In January 2011, we increased base salaries for all Googlers, including our named executive officers other than Larry, Sergey, and Eric, by at least 10%.

Pay-for-Performance and Variable Pay

We also grant variable pay to Googlers in the form of annual cash bonuses and equity awards based on performance.

For our named executive officers, we assess performance for purposes of determining annual cash bonuses and equity awards in two ways: (1) a qualitative individual performance appraisal and (2) a quantitative evaluation of Google’s company-wide financial performance.

Role of Individual Performance

At the beginning of each year, we set company-wide operational, strategic, and financial goals. These company-wide goals constitute the quantitative component of our performance assessment (see “Role of Company Performance” below for further details) and also serve as the foundation for the personal goals set by each Googler (in partnership with their manager). Managers review the performance of Googlers against these goals annually.

Among our named executive officers, several adopted our 2011 company goals as their own personal goals for the year, agreeing to the specifics with our CEO (Eric, at the time) in the first quarter of 2011. Personal performance goals for our named executive officers included measures such as:

•	Management of organizational change

•	Velocity and effectiveness of decision-making

•	Support of specific Google-wide initiatives

•	Adoption and growth of specific products

During the first quarter of 2012, our current CEO (Larry) assessed each named executive officer’s performance against such officer’s 2011 goals. Larry provided the LDC Committee with a performance appraisal for each named executive officer, which included an individual performance rating.

It is important to note that this process was subjective and qualitative. Our current CEO and the LDC Committee did not measure performance against a predefined “scorecard,” giving fixed weights to specific individual goals or performance criteria. Instead, they considered a complete picture of what the named executive officer accomplished in 2011—both an assessment of the last 12 months of execution and an evaluation of the foundations laid for the future.

The results of the performance appraisal were responsible for 50% of each named executive officer’s bonus payout through an individual multiplier (the other 50% is based on company performance against the company-wide performance goals). See Section 4 for a full discussion of the individual multiplier and how it impacts our executive bonus calculations. The LDC Committee also uses these appraisals in considering how much equity to grant each named executive officer.

This performance appraisal process applies to Patrick, Nikesh, and David. Larry and Sergey’s performance was not measured against formal performance goals as they do not receive any cash or equity compensation, other than $1 per year. Eric’s 2011 performance goals were set by the LDC Committee and subsequently reviewed and their performance measured by the LDC Committee.

Role of Company Performance

The LDC Committee holds the executive management team, including our named executive officers, collectively accountable for Google’s company-wide financial performance and bases a portion of their cash bonuses on such performance.

In 2011, company performance was responsible for 50% of each named executive officer’s bonus payout (the other 50% was based on individual performance as described above). Note that the LDC Committee also considers the company’s financial performance in considering how much equity to grant each named executive officer.

In early 2011, our CEO (Eric, at the time) worked with our internal compensation team and the LDC Committee to set company performance goals for our executive management team, including our named executive officers. These goals were based on non-GAAP operating margin and revenues (reported in accordance with U.S. generally accepted accounting principles (GAAP) in our consolidated financial statements):

•	2011 non-GAAP operating margin target of 36.8%

•	2011 revenues target of $36.36 billion

Non-GAAP operating margin is the ratio of non-GAAP operating income to revenues. We define 2011 non-GAAP operating income as operating income ($11.74 billion as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011) plus expenses related to stock-based compensation ($1.97 billion as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011) and a one-time charge related to resolving a Department of Justice investigation into the use of Google advertising by certain advertisers ($500 million as reported in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

Our 2011 revenues were $37.91 billion (as reported in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011) and the 2011 non-GAAP operating margin as calculated above was 37.5%. These were above-target results, yielding a company multiplier of 167% for each of our named executive officers eligible to receive a plan-based annual bonus. See Section 4 for a full discussion of the company multiplier and how it impacts our executive bonus calculations.

In Sections 3 and 4, we describe our named executive officer compensation levels and pay mix in detail.

Section 3—Determining Competitive Levels of Pay

For our named executive officers, we consider other potential opportunities available in the market and benchmark our compensation against those opportunities. Relative to these benchmarks, we set named executive officer compensation for 2011 at the levels below:

Element of Compensation	Percentile of Market
Base Salary	90th
Target Total Cash	90th to 95th
Target Equity	90th to 95th

We use data from a peer group of companies to benchmark pay levels for our named executive officers’ current roles. For salary, cash incentives, and equity compensation information, we analyze the information reported in our peer companies’ SEC filings. When appropriate, we supplement publicly available data with relevant published survey sources, including surveys from Radford and Towers Watson. The LDC Committee does not utilize the services of an outside compensation consultant.

Peer group analysis also informs many of our other compensation policy decisions including equity dilution rates and stock ownership requirements.

In 2011, we considered peers to be companies that met at least three of the following criteria:

•	High-technology or media company

•	Key talent competitor (e.g., Microsoft, Yahoo!, Amazon.com, eBay)

•	High-growth, with a minimum of 50% of Google’s revenues and / or headcount growth over the previous two-year period

•	$10 billion or more in annual revenues

•	$50 billion or more in market capitalization

Based on these criteria, the LDC Committee selected the following companies as peer companies for 2011:

Amazon.com, Inc.	Hewlett-Packard Company	Oracle Corporation
Apple Inc.	IBM Corporation	Qualcomm, Inc.
Cisco Systems, Inc.	Intel Corporation	The Walt Disney Company
eBay, Inc.	Microsoft Corporation	Yahoo! Inc.

Note that eBay and Yahoo! did not meet three of our five criteria in 2011. However, we chose to retain them because they met the two most important criteria (they are significant talent competitors and in the high-technology industry). The nature of their businesses is so similar to our own that the LDC Committee determined that including them in the peer group is appropriate.

While peer group analysis provides a benchmark for our named executive officers’ current roles, we also consider job opportunities our named executive officers could take if they were to leave Google. While we have not lost any named executive officers to other companies thus far, we intend to remain competitive with their potential opportunities. Therefore, we also benchmark compensation levels for our named executive officers against:

•	CEO roles at other S&P 100 companies

•	Founder and CEO roles at startups

We review CEO compensation levels and trends across companies in the S&P 100 using SEC filings. Startup compensation benchmarking is done through internal analysis based on publicly available data on startup success rates and published survey data on startup CEO earnings.

Role of Management in Determining Compensation

Each year our CEO and CFO, together with the LDC Committee and our internal compensation team, review our executive compensation practices against our market targets and benchmark data. Our CEO then makes recommendations to the LDC Committee regarding our pay practices for executive officers, other than himself. Any changes to pay practices for our named executive officers must be approved by the LDC Committee before they are made.

Say-on-Pay

At our 2011 Annual Meeting of Stockholders held on June 2, 2011, we submitted two proposals to our stockholders regarding our executive compensation practices.

The first was an advisory vote on the 2010 compensation awarded to our named executive officers (commonly known as a “say-on-pay” vote). Our stockholders approved our 2010 compensation with 97.5% of the shares voted in favor of this proposal.

We believe that the outcome of our say-on-pay vote signals our stockholders’ support of our compensation approach, specifically our efforts to retain and motivate our named executive officers. In light of this stockholder support, the LDC Committee determined not to change its approach to 2011 compensation as described in our 2011 proxy statement. However, even though stockholders demonstrated overwhelming support for our compensation approach in 2011, the LDC Committee annually reevaluates our compensation practices to determine how they might be improved. The LDC Committee approved the following changes to our named executive officer compensation practices for 2012:

•

Biennial equity awards—Beginning in 2012, equity awards to our named executive officers will be made only in even-numbered years. Granting less frequently allows us to incorporate performance over a longer time period into our equity decisions. This reflects our desire for executives to take a long-term view in their decision-making. We expect that future equity awards will also have higher at-grant target values than awards made under our current annual granting practices. As a result of these two changes, we expect awards made to our named executive officers in 2012 to have similar annualized award levels when compared to the awards made in 2011. We acknowledge that biennial equity awards may make it more difficult to communicate intended annualized award levels since we are required to show the at-grant target value of all equity awards. Therefore, we will make it clear when grants are made as part of this new biennial cycle and supplement our required disclosure with the intended annualized award level for each grant.

•

Cliff vesting of equity awards—We have changed the vesting schedule for equity awards made to our named executive officers (beginning in 2012) to increase the amount of unvested equity they hold at any given time. Instead of vesting 1/48th each month over four years after an initial cliff (our vesting schedule in 2011 for equity awards to named executive officers), these awards will have four-year cliff vesting (i.e., 100% of the award will vest after four years).

•

Increased stock ownership requirements—Beginning in 2012, our requirements will be as follows: (i) our founders, CEO, and Executive Chairman shall each own at least 20,000 shares of Google stock (increased from 7,500); (ii) each Senior Vice President shall own at least 5,500 shares of Google stock (increased from 2,000); and (iii) each director shall own at least 500 shares of Google stock (no change).

The LDC Committee will continue to consider the outcome of say-on-pay votes when making future compensation decisions for our named executive officers.

The second proposal was a vote on the frequency of future stockholder advisory votes regarding compensation awarded to named executive officers (commonly known as a “say-when-on-pay” vote). The frequency of once every three years received the highest number of votes cast, as well as a majority of the votes cast. Based on these results, our board of directors determined that we will hold our next say-on-pay votes at the 2014 and 2017 Annual Meetings. We will hold the next say-when-on-pay vote at the 2017 Annual Meeting.

Section 4—Pay Mix, Magnitude, and Leverage

Pay Mix

Our executive officers receive the majority of their pay from performance-based elements like cash bonuses and equity awards. This is supported by market benchmarks and reflects their more direct impact on Google’s overall performance.

In 2011, our named executive officers, other than Larry and Sergey, received 96%-99% of their total actual compensation from performance-based elements. The table below shows further 2011 pay mix details for Eric, Larry, and our other named executive officers, other than Sergey. For purposes of the table below, target compensation for 2011 includes base salary, target bonus, and the fair value of equity awards made in 2011. Actual compensation for 2011 includes base salary, the 2011 actual bonuses approved by the LDC Committee, and the fair value of equity awards made in 2011. Neither target compensation nor actual compensation for 2011 includes any other compensation disclosed in the “All Other Compensation” column of our Summary Compensation Table.

2011 Target Compensation

	Pay Mix (as percentage of total compensation)
Element of Compensation	Chief Executive Officer (Larry)	Executive Chairman	Other Named Executive Officers
Base Salary	100%	1%	3% - 4%
Target Bonus	0	5%	8% - 10%
Equity	0	94%	87% - 90%

2011 Actual Compensation

	Pay Mix (as percentage of total compensation)
Element of Compensation	Chief Executive Officer (Larry)	Executive Chairman	Other Named Executive Officers
Base Salary	100%	1%	3% - 4%
Target Bonus	0	6%	12% - 16%
Equity	0	93%	80% - 85%

Base Pay

We set base salaries for our named executive officers based on their responsibilities and the trends we observe in the market (see Section 3, Determining Competitive Levels of Pay for further details). We review base salaries at least once a year and adjust them as needed to reflect changes in these areas.

In 2004, Larry, Sergey, and Eric asked that their base salaries each be reduced to $1 per year. Since 2005, the LDC Committee has offered them market-competitive salaries at the beginning of each year, which they would decline. In 2011, Larry and Sergey once again declined our salary offer and continued to receive base salaries of $1. We also offered Eric a base salary of $1.25 million due to his new role as Executive Chairman. He accepted this change, which became effective as of April 4, 2011.

To set 2011 salaries for our other named executive officers, our CEO (Eric at the time) reviewed our market benchmarks with Larry and Sergey and made a recommendation to the LDC Committee for its review and final approval. In light of increasing talent competition and as part of our company-wide salary increases, we decided to increase base salaries for our named executive officers, other than Larry, Sergey, and Eric, to $650,000 (from $500,000) effective January 1, 2011.

While we often differentiate Googlers’ salaries by role and by individual (based on performance, etc.), we pay each of our named executive officers the same base salary. Since we intend for variable pay to represent a much larger portion of total compensation for our named executive officers, other than Larry and Sergey, we instead differentiate their pay using cash bonuses and equity awards.

Cash Incentives

Our executive bonus plan provides an annual cash bonus to our named executive officers based on both individual and company performance.

All of our named executive officers, other than Larry and Sergey, participated in the executive bonus plan in 2011. Since 2004, the LDC Committee has offered Larry and Sergey the opportunity to participate in the executive bonus plan, but they have declined to do so. Note that while Eric also declined to participate in the plan in prior years, he elected to participate in 2011 upon becoming our Executive Chairman.

For the 2011 fiscal year, we calculated bonuses under the executive bonus plan using the following formula:

In 2011, the bonus target for each participating named executive officer, other than Eric, was 250% of base salary. Eric’s bonus target was set at 400% of base salary.

The individual multiplier is based on each named executive officer’s individual performance as determined by the LDC Committee according to the “Role of Individual Performance” process described in Section 2. Individual performance that meets expectations results in a 100% multiplier.

The company multiplier is based on pre-established financial objectives as described in the “Role of Company Performance” process in Section 2. The company multiplier is the same for each named executive officer. Company performance that meets expectations results in a 100% multiplier.

The company multiplier can range from 0% to a maximum of 300% depending on performance against our pre-established financial objectives. To achieve a maximum company multiplier of 300% in 2011, Google’s financial performance must have met or exceeded the following financial goals:

•	2011 non-GAAP operating margin of 42.8% (vs. 37.5% actual non-GAAP operating margin in 2011); and

•	2011 revenues of $42.16 billion (vs. $37.91 billion actual revenues in 2011)

In 2011, the Company Multiplier was 167%, as discussed in Section 2.

If individual and company performance had both met expectations, then bonuses for Patrick, Nikesh, and David would have been 250% of their salary and Eric’s bonus would have been 400% of his salary.

Actual bonus payouts can range from zero to a maximum of $4.5 million for named executive officers, other than Eric, who participate in the executive bonus plan. Given Eric’s higher salary and bonus target, his bonus payout under the executive bonus plan can range from zero to maximum of $6.0 million.

Once the LDC Committee finalizes performance goals for our named executive officers, it does not have the power to modify them. However, the LDC Committee has the ability to reduce or eliminate any payout under the executive bonus plan. The LDC Committee may also pay discretionary bonuses to recognize performance not measured under the executive bonus plan. In 2011, the LDC Committee did not authorize any such bonuses to our named executive officers.

	Executive Bonus Plan and Discretionary Cash Bonus
Named Executive Officer	Formula Executive Bonus Plan ($)	Bonus ($)	Total Executive Bonus Plan & Other Cash ($)
Larry Page	—	—	—
Sergey Brin	—	—	—
Eric E. Schmidt	6,000,000	—	6,000,000
Patrick Pichette	3,000,000	—	3,000,000
Nikesh Arora	3,000,000	—	3,000,000
David C. Drummond	3,000,000	—	3,000,000

Equity

Under our 2004 Stock Plan, the LDC Committee can grant stock options, GSUs, restricted stock, and other equity awards to Googlers, including our named executive officers. Such equity awards generally have a vesting period of at least 48 months.

In April 2011, the LDC Committee granted equity awards to each of our named executive officers, other than Larry, Sergey, and Eric. All equity awards were reviewed and approved by the LDC Committee in accordance with the “Benchmarking Methodology” described in Section 3.

Separately, the LDC Committee granted equity awards with a target value of $100.0 million to Eric in connection with the management changes we announced on January 20, 2011. This was the first equity award granted to Eric since 2001. The magnitude of Eric’s equity award was determined based on market benchmarks for his new role as Executive Chairman and in recognition of his past service as CEO.

The equity awards granted to named executive officers in 2011 consisted of a mix of stock options and GSUs, in the ratio of two stock options for each GSU. This mix provides our named executive officers with upside opportunity balanced with a reliable level of earnings. These equity awards were intended to be annual in nature.

Name	Target Value of Equity Awards Granted (in millions) ($)	Number of Options Granted (#)	Number of GSUs Granted (#)
Larry Page	—	—	—
Sergey Brin	—	—	—
Eric E. Schmidt(1)	100.0	181,840	90,920
Patrick Pichette(2)	15.0	29,288	14,644
Nikesh Arora(2)	20.0	39,050	19,525
David C. Drummond(2)	15.0	29,288	14,644

(1)

Eric received his equity awards on February 2, 2011 (the first Wednesday of the month following the date on which the LDC Committee approved the grant). The exact number of stock options comprising the equity award was calculated by dividing the target option grant value (which is equal to 4/9ths of the target dollar value of the equity award granted) by 40% of the closing price of our Class A common stock on February 1, 2011, which was $611.04. The exact number of GSUs comprising the equity award was calculated by dividing the target GSU grant value (which is equal to 5/9ths of the target dollar value of the equity award granted) by the closing price of our Class A common stock on February 1, 2011. See the Summary Compensation Table for the aggregate grant date fair value of each of option and GSU grant, computed in accordance with FASB ASC Topic 718. All equity awards are rounded up to the nearest whole share. Shares subject to the options vest as follows: (i) 1/4th of shares shall vest 12 months after the grant date, and (ii) 1/48th of shares shall vest each month thereafter until the option is fully vested, subject to continued employment with Google through the applicable vesting dates. The GSUs vest as follows: 1/4th of GSUs shall vest 12 months after the grant date, and (ii) 1/16th of GSUs shall vest each quarter thereafter until all GSUs are fully vested, subject to continued employment with Google through the applicable vesting dates.

(2)

Consistent with our standard equity granting practice, stock options and GSUs were granted on April 6, 2011 (the first Wednesday of the month following the date on which the LDC Committee approved the grants). The exact number of stock options comprising the equity award was calculated by dividing the target option grant value (which is equal to 4/9ths of the target dollar value of the equity award granted) by 40% of the closing price of our Class A common stock on April 5, 2011, which was $569.09. The exact number of GSUs comprising the equity award was calculated by dividing the target GSU grant value (which is equal to 5/9ths of the target dollar value of the equity award granted) by the closing price of our Class A common stock on April 5, 2011. See the Summary Compensation Table for the aggregate grant date fair value of each option and GSU grant, computed in accordance with FASB ASC Topic 718. All equity awards are rounded up to the nearest whole share. Beginning nine months after the date of grant, 1/48th of GSUs or shares subject to the options shall vest each month until the equity award is fully vested, subject to continued employment with Google through the applicable vesting dates.

Larry and Sergey did not hold any stock options, GSUs or other contingent stock rights at the end of 2011. They requested not to be considered for additional equity awards in 2011. The LDC Committee will continue to review their compensation on an ongoing basis and may recommend future equity awards.

Section 5—Other Compensation Information

The first four sections of this CD&A were intended to describe how we think about compensation and how that affects our pay practices. Other compensation-related details that may be important considerations for our investors are discussed below.

Risk Considerations

The LDC Committee has reviewed our compensation programs for employees generally and has concluded that these programs do not create risks that are reasonably likely to have a material adverse effect on the company.

The LDC Committee believes that the design of our annual cash and long-term equity incentives provides an effective and appropriate mix of incentives to help ensure that our performance is focused on long-term stockholder value creation and does not encourage the taking of short-term risks at the expense of long-term results. In general, bonus opportunities for our employees are capped, and we have discretion to reduce bonus payments (or pay no bonus) based on any factor that we determine to be appropriate in the circumstances. As with the compensation of our named executive officers, a substantial portion of the compensation for employees generally is delivered in the form of equity awards that help further align the interests of employees with those of stockholders.

The LDC Committee believes that the following risk oversight and compensation design features safeguard against excessive risk-taking:

•

The board of directors as a whole has responsibility for risk oversight. The board regularly reviews certain areas of focus of the relevant board committees. The committees regularly report on their deliberations to the board. In addition, the board reviews the strategic, financial, and execution risks and exposures associated with the financial, operational, and capital decisions that serve as inputs to our compensation programs.

•

As described above, the majority of compensation provided to our named executive officers is performance-based. Our named executive officers are motivated to carefully assess risks in order to protect their compensation expectations.

•

Through discussions with our CEO, the LDC Committee gains valuable insight regarding a reasonable range of future company performance expectations. We incorporate this information in the design of the funding structure of our executive bonus plan.

•

In order to ensure a long-term focus by management, we mitigate the incentive provided by our annual bonus program. While the performance-based cash bonuses under our executive bonus plan are based on the achievement of annual target goals, the amount of such bonuses are based on a percentage of base salary, capped under the executive bonus plan, and represent a small percentage of the executives’ overall total compensation opportunities assuming target performance.

•	The LDC Committee has negative discretion under the executive bonus plan to reduce bonus payments based on individual performance.

•	Given that a high percentage of our overall pay mix for named executive officers is equity-based:

¡

We design our executive bonus plan to ensure our named executive officers remain focused on financial performance metrics that drive long-term stockholder value, such as revenues and non-GAAP operating margin. At the same time, our use of equity awards subject to vesting conditions mitigates the potential for decisions that in isolation benefit short-term results but that may not be consistent with our long-term interests.

¡	Equity awards typically vest over a four-year vesting period to ensure our named executive officers have significant value tied to long-term stock price performance.

¡

Our named executive officers are subject to stock ownership requirements, as detailed below. This ensures that each named executive officer will hold a significant amount of our equity to further align their interests with those of our stockholders over the long term.

¡

We prohibit all speculative and hedging transactions involving our securities, as described more fully below. As a result, our executive officers cannot insulate themselves from the effects of poor Google stock price performance.

¡

We have internal controls over financial reporting, and the measurement and calculation of compensation goals, and other financial, operational, and compliance policies and practices that are designed to keep our compensation programs from being susceptible to manipulation by any employee, including our named executive officers.

Timing of Equity Award Grants

Pursuant to a policy adopted by the LDC Committee in 2005, the effective grant date for all ongoing equity awards to executive officers, members of our board of directors, and non-employee advisors is the first Wednesday of the month following the date on which the LDC Committee approves the target dollar value of the equity award, unless otherwise specified by our board of directors or the LDC Committee.

All stock option awards to named executive officers are granted with an exercise price equal to or above the fair market value of the underlying stock on the date of grant. The LDC Committee does not grant equity compensation awards in anticipation of the release of material nonpublic information. Similarly, we do not time the release of material nonpublic information based on equity award grant dates.

Stock Ownership Requirements

To align our named executive officers’ and directors’ interests with those of our stockholders, the board of directors has instituted stock ownership requirements under our Corporate Governance Guidelines.

In March 2012 the LDC Committee recommended, and in April 2012, our board of directors approved increasing our requirements as follows: (i) our founders, CEO, and Executive Chairman shall each own at least 20,000 shares of Google stock (increased from 7,500); (ii) each Senior Vice President shall own at least 5,500 shares of Google stock (increased from 2,000); and (iii) each director shall own at least 500 shares of Google stock (no change). Our executive officers have five years from the date of approval of these requirements to meet these ownership requirements. As requirements for our directors have not changed, each director will continue to have two years from the time they become a director to meet these ownership requirements.

All of our named executive officers and directors met the applicable minimum stock ownership requirements as of December 31, 2011.

Transactions in Company Securities

We have an insider trading policy, which among other things prohibits employees, officers, and directors from engaging in any speculative or hedging transactions in our securities. Hedging transactions such as puts, calls, collars, swaps, forward sale contracts, exchange funds, and similar arrangements or instruments designed to hedge or offset decreases in the market value of Google’s securities are prohibited. No employee, including named executive officers, or director may engage in short sales of Google securities, hold Google securities in a margin account, or pledge Google securities as collateral for a loan.

Post-Employment and Change in Control Payments

We have no agreements with any of our named executive officers that provide for additional or accelerated compensation upon termination of the executive’s employment or a change in control of Google, except as set forth below.

Upon a change in control of Google and, unless our board of directors or LDC Committee determines otherwise, if the successor corporation refuses to assume or substitute the equity awards held by our employees, including our named executive officers, all unvested options and unvested GSUs will fully vest.

The table below shows our estimates of the amount of the benefit each of our named executive officers would have received if the unvested options and unvested GSUs held by each of them as of December 31, 2011 had become fully vested as a result of a change in control. The estimated benefit amount of unvested options was calculated by multiplying the number of unvested options held by the applicable named executive officer by the difference between the closing price of our Class A common stock on December 30, 2011 (last trading day in 2011), which was $645.90, and the exercise price of the option. The estimated benefit amount does not take into account any premium from our Transferable Stock Option (TSO) program. The estimated benefit amount of unvested GSUs was calculated by multiplying the number of unvested GSUs by the closing price of our Class A common stock on December 30, 2011, which was $645.90.

Name	Number of Unvested Options at December 31, 2011 (#)	Estimated Benefit of Unvested Options at December 31, 2011 ($)	Number of Unvested GSUs at December 31, 2011 (#)	Estimated Benefit of Unvested GSUs at December 31, 2011 ($)	Total Estimated Benefit ($)
Larry Page	—	—	—	—	—
Sergey Brin	—	—	—	—	—
Eric E. Schmidt	181,840	6,164,376	90,920	58,725,228	64,889,604
Patrick Pichette	85,249	13,085,412	41,699	26,933,384	40,018,796
Nikesh Arora	83,255	9,930,305	52,835	34,126,127	44,056,432
David C. Drummond	49,331	6,833,122	23,729	15,326,561	22,159,683

Deductibility of Executive Compensation

Section 162(m) may preclude us from deducting certain non-performance-based compensation in excess of $1,000,000 per year to our named executive officers. We expect the payments made pursuant to our executive bonus plan for the 2011 fiscal year to be eligible for deduction; however, we may pay our named executive officers amounts that are not deductible on account of Section 162(m).

Perquisites and Other Benefits

Like all Googlers, our named executive officers are eligible to participate in various employee benefit plans, including medical, dental, and vision care plans, flexible spending accounts for health and dependent care, life, accidental death and dismemberment, and disability insurance, employee assistance programs (e.g., confidential counseling), and paid time off. As with our other employees, we also paid life insurance premiums for the benefit of our named executive officers, other than Larry and Sergey.

In addition, we maintain a tax qualified 401(k) retirement savings plan that contains both a pre-tax and an after-tax Roth savings feature for the benefit of eligible employees, including our named executive officers. In 2011, we provided a company match equal to the greater of 100% of contributions up to $3,000, or 50% of the maximum contribution under the Code in 2011 ($16,500) for a match of $8,250, per employee, which our named executive officers, other than Larry and Sergey also received. Our company match is fully vested at the time of contribution. Participants are not taxed on their pre-tax contributions or earnings on those contributions until distribution, but pre-tax contributions and all company matching contributions are deductible by us when made. Participants are taxed on their after-tax Roth contributions, and after-tax Roth contributions and all company matching contributions are deductible by us when made.

We do not provide any tax gross-ups for our named executive officers except for gross-ups on relocation benefits, which are generally available to most Googlers for assignments requested and initiated by Google.

In 2011, we paid for personal security and amounts related to the personal use of non-commercial aircraft for Eric.

We regularly review the perquisites that named executive officers receive.

Deferred Compensation Plan

We maintain a non-qualified deferred compensation plan for most of our U.S.-based employees. Patrick, our CFO, is not eligible to participate in the deferred compensation plan. The deferred compensation plan allows participants to defer a specified percentage (up to 100%) of their bonus for a period of three, four, or five years, subject to certain exceptions. The deferred compensation plan is unfunded and unsecured, and participation is voluntary. We do not contribute to the deferred compensation plan.

In 2011, Eric was the only named executive officer to defer a portion of his bonus under this plan. See the Non-Qualified Deferred Compensation table for further information regarding Eric’s bonus deferral.

No Additional Executive Benefit Plans

Since we do not generally differentiate the benefits we offer our named executive officers from the benefits we offer our other employees, we do not maintain any benefit plans that cover only one or more of our named executive officers. We also do not maintain any executive retirement programs such as executive pension plans or supplemental executive retirement plans.

Leadership Development and Compensation Committee Report

The LDC Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on its review and discussions with management, the LDC Committee recommended to our board of directors that the Compensation Discussion and Analysis be included in our Annual Report on Form 10-K for 2011 and our proxy statement.

LEADERSHIP DEVELOPMENT AND COMPENSATION COMMITTEE

Paul S. Otellini, Chair

L. John Doerr

Summary Compensation Table

The following table sets forth information regarding the compensation paid to, or earned by, our named executive officers for the fiscal year ended December 31, 2011.

Name and Principal Position	Year	Salary(1) ($)	Bonus(2) ($)	Stock Awards(3) ($)	Option Awards(4) ($)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation(5) ($)		Total ($)
Larry Page(6)	2011	1	—	—	—		—	—		1
Chief Executive Officer	2010	1	1,785	—	—		—	—		1,786
	2009	1	1,729	—	—		—	—		1,730

Sergey Brin	2011	1	—	—	—		—	—		1
Co-Founder	2010	1	1,785	—	—		—	—		1,786
	2009	1	1,660	—	—		—	—		1,661

Eric E. Schmidt(7)	2011	937,500	—	55,643,040	38,136,040		6,000,000	263,682	(8)	100,980,262
Executive Chairman of the Board of Directors; Former Chief Executive Officer	2010	1	1,785	—	—		—	311,433	(9)	313,219
	2009	1	1,660	—	—		—	243,661	(10)	245,322

Patrick Pichette	2011	650,000	—	8,408,292	6,238,440		3,000,000	10,238		18,306,970
Senior Vice President and Chief Financial Officer	2010	492,115	1,875	11,284,178	8,118,775		2,700,000	10,209		22,607,152
	2009	450,000	501,738	10,887,291	10,815,604	(11)	2,022,300	9,810		24,686,743

Nikesh Arora	2011	650,000	—	11,210,865	8,317,778		3,000,000	8,910		23,187,553
Senior Vice President and Chief Business Officer	2010	492,115	1,875	11,284,178	8,118,775		2,700,000	9,925		22,606,868
	2009	450,000	1,738	15,730,752	6,445,584	(12)	3,213,000	478,611	(13)	26,319,685

David C. Drummond	2011	650,000	—	8,408,292	6,238,440		3,000,000	9,240		18,305,972
Senior Vice President, Corporate Development, Chief Legal Officer and Secretary

(1)	Salaries reflect amounts earned by the named executive officers in the relevant fiscal year. Includes amounts deferred pursuant to Section 401(k) of Code and the Deferred Compensation Plan.
(2)	The amounts in the bonus column consist of the holiday bonus for 2009 and 2010, which generally represented $1,000 net of tax withholding for each employee, and Patrick’s 2009 sign-on bonus.
(3)

Amounts reflect the aggregate grant date fair value of stock awards computed in accordance with FASB ASC Topic 718 and are not necessarily an indication of which named executive officers received the most gains from previously granted equity awards. The grant date fair value of each GSU award is measured based on the closing price of our Class A common stock on the date of grant.

(4)

Amounts reflect the aggregate grant date fair value of option awards as well as any modification charge computed in accordance with FASB ASC Topic 718 and are not necessarily an indication of which named executive officers received the most gains from previously granted equity awards. The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes-Merton option pricing model. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to notes 1 and 13 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on January 26, 2012.

(5)

All other compensation consists of Google’s 401(k) company match of up to $8,250, life insurance premiums paid by Google for the benefit of the named executive officer, and the market value of a holiday gift given to each employee, net of tax withholding, unless otherwise noted.

(6)	Larry became our Chief Executive Officer effective April 4, 2011. He continues to receive $1 in base salary and does not participate in the executive bonus plan or our equity programs.
(7)

Eric transitioned from his previous role as Chief Executive Officer to became the Executive Chairman of the Board of Directors effective April 4, 2011. In connection with this change, Eric was granted equity awards with a target value of $100 million; the grant date fair value of the equity awards as reported in this table was

$93,779,080. Additionally, as of April 4, 2011, his annual base salary was increased from $1 to $1,250,000, with a target bonus of 400% of his annual base salary.
(8)

Consists of $235,967 for personal security and approximately $17,500 paid by Google on Eric’s behalf for costs related to aircraft chartered for Google business on which family and friends flew in 2011.

(9)

Consists of $268,012 for personal security and approximately $43,421 paid by Google on Eric’s behalf for costs related to aircraft chartered for Google business on which family and friends flew in 2010.

(10)

Consists of $233,542 for personal security and approximately $10,119 paid by Google on Eric’s behalf for costs related to aircraft chartered for Google business on which family and friends flew in 2009.

(11)

Reflects $10,178,481 in options granted for 2009 and $637,123 in exchanged options. On March 9, 2009, we completed our option exchange offer. This program allowed our employees, including our named executive officers, other than Larry, Sergey, and Eric, to exchange eligible options with an exercise price greater than $308.57 per share, on a one-for-one basis for replacement options. The exercise price per share of each replacement option was equal to $308.57, the closing price of our stock on March 6, 2009. Replacement options have a new vesting schedule determined by adding 12 months to each vesting date under the eligible options’ current vesting schedule. In addition, replacement options vested no sooner than six months after our option exchange offer closed.

(12)	Reflects $4,616,463 in options granted for 2009 and $1,829,121 in exchanged options pursuant to our option exchange offer.
(13)

Consists primarily of $465,000 to offset certain qualifying relocation expenses (e.g., temporary housing, new home closing costs), pursuant to our North American Officer Relocation Policy and $8,250 as Google’s 401(k) company match.

Grants of Plan-Based Awards in 2011

The following table provides information regarding the amount of awards under our executive bonus plan and equity awards granted in 2011 for each of the named executive officers.

Name	Grant Date					Equity Grants(2)
						All Other Stock Awards: Number of Share of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)
			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards(1)
		Date LDC Committee Approved Equity Awards	Threshold ($)	Target ($)	Maximum ($)
Larry Page	—	—	—	—	—	—	—	—	—
Sergey Brin	—	—	—	—	—	—	—	—	—
Eric E. Schmidt	—	—	—	5,000,000	6,000,000	—	—	—	—
	2/2/2011	1/21/2011	—	—	—	—	181,840	612.00	38,136,040
	2/2/2011	1/21/2011	—	—	—	90,920	—	—	55,643,040
Patrick Pichette	—	—	—	1,625,000	4,500,000	—	—	—	—
	4/6/2011	3/7/2011	—	—	—	—	29,288	574.18	6,238,440
	4/6/2011	3/7/2011	—	—	—	14,644	—	—	8,408,292
Nikesh Arora	—	—	—	1,625,000	4,500,000	—	—	—	—
	4/6/2011	3/7/2011	—	—	—	—	39,050	574.18	8,317,778
	4/6/2011	3/7/2011	—	—	—	19,525	—	—	11,210,865
David C. Drummond	—	—	—	1,625,000	4,500,000	—	—	—	—
	4/6/2011	3/7/2011	—	—	—	—	29,288	574.18	6,238,440
	4/6/2011	3/7/2011	—	—	—	14,644	—	—	8,408,292

(1)

The target incentive amounts shown in this column reflect our annual incentive plan awards provided under our executive bonus plan and represent the target awards pre-established as a percentage of salary. The maximum amount is the greatest payout that can be made if the pre-established maximum performance level is met or exceeded. Actual 2011 executive bonus plan payouts are reflected in the Non-Equity Incentive Plan Compensation column of the Summary Compensation Table.

(2)

Stock awards (GSUs) and option awards (options to purchase shares of our Class A common stock) are shown at their aggregate grant date fair value, as well as any modification charge in accordance with FASB ASC Topic 718. The fair value of each option grant is estimated based on the fair market value on the date of grant and using the Black-Scholes-Merton option pricing model. The fair value of each GSU award is measured based on the closing price of our Class A common stock on the date of grant. For a more detailed discussion on the valuation model and assumptions used to calculate the fair value of our options, refer to notes 1 and 13 to the consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed on January 26, 2012.

Description of Plan-Based Awards

All options and GSUs granted to the named executive officers in fiscal year 2011 were granted under the 2004 Stock Plan and are governed by the terms and conditions of the 2004 Stock Plan and the applicable award agreements.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information on the current holdings of stock options and unvested GSUs by our named executive officers at December 31, 2011.

Name	Grant Date		Option Awards				Stock Awards
			Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested(1) ($)
Larry Page	—		—	—	—	—	—	—
Sergey Brin	—		—	—	—	—	—	—
Eric E. Schmidt	2/2/2011	(2)	—	181,840	612.00	2/2/2021	—	—
	2/2/2011	(3)	—	—	—	—	90,920	58,725,228
Patrick Pichette	4/6/2011	(4)	—	29,288	574.18	4/6/2021	—	—
	4/6/2011	(5)	—	—	—	—	14,644	9,458,560
	12/1/2010	(2)	9,997	29,993	564.35	12/1/2020	—	—
	12/1/2010	(3)	—	—	—	—	14,997	9,686,562
	3/9/2009	(6)(7)	—	4,631	308.57	8/6/2018	—	—
	3/4/2009	(2)	—	21,337	318.92	3/4/2019	—	—
	3/4/2009	(3)	—	—	—	—	10,669	6,891,107
	8/6/2008	(8)	—	—	—	—	1,389	897,155
Nikesh Arora	4/6/2011	(4)	—	39,050	574.18	4/6/2021	—	—
	4/6/2011	(5)	—	—	—	—	19,525	12,611,198
	12/1/2010	(2)	9,997	29,993	564.35	12/1/2020	—	—
	12/1/2010	(3)	—	—	—	—	14,997	9,686,562
	4/15/2009	(3)	—	—	—	—	10,166	6,566,219
	3/9/2009	(6)(9)	1,458	2,084	308.57	10/5/2017	—	—
	3/9/2009	(6)(10)	1,021	1,459	308.57	10/5/2017	—	—
	3/9/2009	(6)(11)	2,250	—	308.57	11/22/2016	—	—
	3/9/2009	(6)(11)	2,100	—	308.57	5/17/2016	—	—
	3/4/2009	(2)	4,979	10,669	318.92	3/4/2019	—	—
	3/4/2009	(3)	—	—	—	—	5,335	3,445,877
	3/5/2008	(3)	—	—	—	—	2,812	1,816,271
David C. Drummond	4/6/2011	(4)	—	29,288	574.18	4/6/2021	—	—
	4/6/2011	(5)	—	—	—	—	14,644	9,458,560
	12/1/2010	(2)	2,499	7,499	564.35	12/1/2020	—	—
	12/1/2010	(3)	—	—	—	—	3,750	2,422,125
	3/9/2009	(6)(12)	28,125	1,875	308.57	3/1/2017	—	—
	3/4/2009	(2)	23,469	10,669	318.92	3/4/2019	—	—
	3/4/2009	(3)	—	—	—	—	5,335	3,445,877

(1)

The market value of unvested GSUs is calculated by multiplying the number of unvested GSUs held by the applicable named executive officer by the closing price of our Class A common stock on December 30, 2011 (last trading day in 2011), which was $645.90.

(2)

Shares subject to this option began vesting as follows: (i) 1/4th of shares shall vest 12 months after the grant date, and (ii) 1/48th of shares shall vest each month thereafter until the option is fully vested, subject to continued employment with Google through the applicable vesting dates.

(3)

These GSUs began vesting as follows: (i) 1/4th of GSUs shall vest 12 months after the grant date, and (ii) 1/16th of GSUs shall vest each quarter thereafter until all GSUs are fully vested, subject to continued employment with Google through the applicable vesting dates.

(4)

Shares subject to this option began vesting on January 6, 2012 (vesting commencement date) as follows: (i) 1/48th of shares shall vest on the vesting commencement date, and (ii) 1/48th of shares shall vest each month thereafter until the option is fully vested, subject to continued employment with Google through the applicable vesting dates.

(5)

These GSUs began vesting on January 6, 2012 (vesting commencement date) as follows: (i) 1/48th of GSUs shall vest on the vesting commencement date, and (ii) 1/48th of GSUs shall vest each month thereafter until all GSUs are fully vested, subject to continued employment with Google through the applicable vesting dates.

(6)

On March 9, 2009, we completed our option exchange offer. Patrick, Nikesh, and David exchanged all of their eligible options for replacement options. Replacement options have a new vesting schedule determined by adding 12 months to each vesting date from the original options’ vesting schedule. In addition, replacement options vested no sooner than six months after the option exchange offer closed. The exercise price per share of each replacement option is $308.57, the closing price of our Class A common stock on March 6, 2009.

(7)

The vesting schedule of the shares subject to this replacement option is as follows: (i) 1/4th of shares vested on August 1, 2010, and, (ii) 1/48th of shares shall vest each month thereafter until the option is fully vested, subject to continued employment with Google through the applicable vesting dates.

(8)

These GSUs began vesting on August 1, 2008 (vesting commencement date) as follows: 1/4th of GSUs shall vest annually beginning 12 months after the vesting commencement date and thereafter until all shares are fully vested, subject to continued employment with Google through the applicable vesting dates.

(9)

The vesting schedule of the shares subject to this replacement option is as follows: (i) 2,500 shares vested on October 5, 2009, and (ii) 1/48th of the total shares subject to the replacement option shall vest each month thereafter until the option is fully vested, subject to continued employment with Google through the applicable vesting dates.

(10)

The vesting schedule of the shares subject to this replacement option is as follows: (i) 1,750 shares vested on October 5, 2009, and (ii) 1/48th of the total shares subject to the replacement option shall vest each month thereafter until the option is fully vested, subject to continued employment with Google through the applicable vesting dates.

(11)	The shares subject to this replacement option have fully vested as of December 31, 2011.
(12)

The vesting schedule of the shares subject to this replacement option is as follows: (i) 11,250 shares vested on September 9, 2009, and (ii) 1/48th of the total shares subject to the replacement option shall vest on October 1, 2009 and each month thereafter until the option is fully vested, subject to continued employment with Google through the applicable vesting dates.

Option Exercises and Stock Vested in Fiscal 2011

The following table provides information for the named executive officers on stock option exercises and sales of vested stock options under our TSO Program during the year ended December 31, 2011, including the number of shares acquired upon exercise and the value realized, before payment of any applicable withholding tax and broker commissions, and GSUs that vested during the same period.

	Option Awards			Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise(1) ($)		Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(2) ($)
Larry Page	—	—		—	—
Sergey Brin	—	—		—	—
Eric E. Schmidt	—	—		—	—
Patrick Pichette	21,500	5,464,515		14,921	8,694,044
Nikesh Arora	7,142	1,899,951	(3)	27,287	15,740,295
David C. Drummond	4,219	2,537,943		6,454	3,753,842

(1)	The value realized on exercise is calculated as the difference between the actual sales price of the shares underlying the options exercised and the applicable exercise price of those options.
(2)	The value realized on vesting is calculated based on the closing sales price of our Class A common stock on NASDAQ on the day before vesting.
(3)

The value realized upon exercise includes a TSO premium of $5,911. The TSO premium is calculated as the difference between (a) the sale price of the TSO, and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

Non-Qualified Deferred Compensation

The following table provides information about contributions, earnings, and balances under our non-qualified deferred compensation plan in fiscal year 2011. We do not contribute to the deferred compensation plan, and in fiscal year 2011 there were no withdrawals by or distributions to our named executive officers.

Name	Executive Contributions in 2011(1) ($)	Aggregate Earnings in 2011 ($)	Aggregate Balance at December 31, 2011 ($)
Larry Page	—	—	—
Sergey Brin	—	—	—
Eric E. Schmidt	3,000,000	—	3,000,000	(2)
Patrick Pichette	—	—	—
Nikesh Arora	—	—	—
David C. Drummond	—	—	—

(1)	The amounts reported under Executive Contributions are reported as compensation to such named executive officers in the Summary Compensation Table above.
(2)	Eric elected to contribute 50% of his 2011 bonus, the amount of which was determined and paid in March 2012. Accordingly, there were no earnings in 2011.

Our deferred compensation plan is unfunded and unsecured. Most U.S.-based employees are eligible to participate in the deferred compensation plan. Patrick, our CFO, is not eligible to participate in the deferred compensation plan. The plan allows participants to defer a specified percentage (up to 100%) of their bonus for a period of three, four or five years, subject to certain exceptions. During the deferral period, the deferred amounts are hypothetically or “notionally” invested in one or more investments funds selected by the committee administering the deferred compensation plan. Each participant’s account is adjusted for gains or losses at least annually based on the rate of gain or loss on the assets in each notional investment fund. We do not guarantee any returns on participant contributions. If a participant’s employment terminates, distribution is made in the form of a lump sum following termination.

In 2011, Eric was the only named executive officer to defer a portion of his bonus under this plan.

Potential Payments Upon Termination or Change in Control

We have no agreements with any of our named executive officers that provide for additional or accelerated compensation on the termination of the executive’s employment or a change in control of Google, except as set forth under “Post-Employment and Change in Control Payments” above.

DIRECTOR COMPENSATION

Board Compensation Arrangements for Non-Employee Directors

Google’s director compensation program is designed to enable continued attraction and retention of highly qualified non-employee directors by ensuring that director compensation is in line with compensation offered by our peer companies that compete with us for director talent. The program is designed to address the time, effort, expertise, and accountability required of active board membership. The Nominating and Corporate Governance Committee and the LDC Committee believe that annual compensation for non-employee directors should generally consist of both a cash component, designed to compensate members for their service on the board of directors and its committees, and an equity component, designed to align the interests of directors and stockholders and, by vesting over time, to create an incentive for continued service on the board. The LDC Committee reviews the compensation programs for non-employee directors on an annual basis.

To align the vesting frequency of our non-employee director equity awards with the vesting frequency of our named executive officers’ equity awards, we changed from quarterly to monthly vesting for all non-employee director equity awards granted in 2011. We did not make any further changes to our standard compensation arrangements and practices for non-employee directors in 2011. Our employee directors, Larry and Sergey, did not receive any compensation for their services as members of our board of directors in 2011. Please see the section titled “Executive Compensation” for more information about compensation paid to Eric, who now serves as the Executive Chairman of our Board of Directors.

Our standard compensation arrangement for non-employee directors consists of an annual $350,000 GSU grant and an annual $75,000 cash retainer. GSUs are restricted stock unit awards of our Class A common stock that vest, and are paid out in installments. These grants and payments are made on the first Wednesday of the month following each annual stockholder meeting. In addition, a $25,000 annual cash retainer is paid to the Audit Committee chairperson.

We calculate the exact number of GSUs comprising the equity awards by dividing the target dollar amount by the closing price of Google’s Class A common stock on the day prior to grant. All equity awards are rounded up to the nearest whole share. GSUs awarded to sitting directors vest monthly over four years with no cliff, subject to continued service on our board of directors through the applicable vesting date. All GSUs are subject to the terms and conditions of our 2004 Stock Plan and its related grant agreements.

We reimburse our directors for reasonable out-of-pocket expenses in connection with attendance at board of directors and committee meetings.

In 2011, we awarded our standard ongoing compensation arrangement to each of our non-employee directors other than Diane B. Greene. Diane was appointed to serve as a member of our board of directors and the Audit Committee effective January 12, 2012. In connection with such appointment, she received our standard initial compensation arrangement for new non-employee directors consisting of a $1,000,000 GSU grant (1,724 GSUs) made on February 1, 2012 (the first Wednesday of the month following her appointment). These GSUs vest at the rate of 1/4th on the 25th day of the month in which the grant’s first anniversary occurs, and an additional 1/48th will vest on the 25th day of each month thereafter, subject to continued service on our board of directors through the applicable vesting date.

Following the 2012 Annual Meeting of Stockholders, all of our non-employee directors will receive Google’s standard compensation arrangement for non-employee directors described above, prorated for Diane based upon the time between the effective date of Diane’s appointment and the date of the meeting.

Compensation for 2011

The following table summarizes compensation paid to non-employee directors during 2011.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
L. John Doerr(2)	75,000	352,267	427,267
John L. Hennessy(3)	75,000	352,267	427,267
Ann Mather(4)	100,000	352,267	452,267
Paul S. Otellini(5)	75,000	352,267	427,267
K. Ram Shriram(6)	75,000	352,267	427,267
Shirley M. Tilghman(7)	75,000	352,267	427,267

(1)

The amounts in the stock awards column reflect the aggregate grant date fair value of GSUs granted to directors in 2011 calculated in accordance with FASB ASC Topic 718. The grant date fair value of each GSU granted was $535.36.

(2)	At December 31, 2011, 1,528 GSUs were outstanding.
(3)

At December 31, 2011, 1,528 GSUs and options to purchase 1,499 shares of Class B common stock were outstanding. These options were granted in connection with John’s appointment to our board of directors in 2004, and are fully vested and exercisable.

(4)

At December 31, 2011, 1,266 GSUs and options to purchase 12,000 shares of Class A common stock were outstanding. These options were granted in connection with Ann’s appointment to our board of directors in 2005, and are fully vested and exercisable. Ann receives a $25,000 annual cash retainer as Audit Committee chairperson, which is in addition to the annual $75,000 cash retainer for non-employee directors.

(5)	At December 31, 2011, 1,528 GSUs were outstanding.
(6)	At December 31, 2011, 591 GSUs were outstanding.
(7)

At December 31, 2011, 1,201 GSUs and options to purchase 7,000 shares of Class A common stock were outstanding. These options were granted in connection with Shirley’s appointment to our board of directors in 2005, and are fully vested and exercisable.

Compensation Committee Interlocks and Insider Participation

During 2011, Paul S. Otellini and L. John Doerr served on the LDC Committee. None of the members of the LDC Committee has been an officer or employee of Google. None of our executive officers serves on the board of directors or compensation committee of a company that has an executive officer that serves on our board of directors or the LDC Committee.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, as of March 30, 2012, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than 5% of our Class A common stock or Class B common stock.

•	Each of our directors and nominees for the board of directors.

•	Each of our named executive officers (see the section titled “Executive Compensation”).

•	All of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o Google Inc., 1600 Amphitheatre Parkway, Mountain View, California 94043.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 259,501,887 shares of Class A common stock and 66,404,156 shares of Class B common stock outstanding at March 30, 2012. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 30, 2012, and Class A common stock issuable upon the vesting of GSUs within 60 days of March 30, 2012, to be outstanding ignoring the withholding of shares of common stock to cover applicable taxes. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. GSUs entitle the beneficial owner to receive one share of Class A common stock for each share underlying the GSU as the GSU vests. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

	Shares Beneficially Owned				% Total Voting Power(1)
	Class A Common Stock		Class B Common Stock
Name of Beneficial Owner	Shares	%	Shares	%
Executive Officers and Directors
Larry Page	80,000	*	26,221,930	39.5	28.4
Sergey Brin	—	—	25,806,178	38.9	27.9
Eric E. Schmidt(2)	122,321	*	8,735,303	13.2	9.5
Patrick Pichette(3)	9,901	*	—	—	*
Nikesh Arora(4)	24,975	*	—	—	*
David C. Drummond(5)	83,479	*	22,332	*	*
L. John Doerr(6)	165,474	*	1,440,508	2.2	1.6
Diane B. Greene(7)	145	*	—	—	*
John L. Hennessy(8)	5,518	*	974	*	*
Ann Mather(9)	14,272	*	—	—	*
Paul S. Otellini(10)	5,225	*	—	—	*
K. Ram Shriram(11)	640,589	*	—	—	*
Shirley M. Tilghman(12)	11,940	*	—	—	*
All executive officers and directors as a group(13) (13 persons)	1,163,839	*	62,227,225	93.7	67.5
> 5% Security Holders
Entities affiliated with BlackRock(14)	13,313,462	5.1	—	—	1.4
Entities affiliated with Fidelity(15)	18,932,331	7.3	—	—	2.1

(1)

Percentage total voting power represents voting power with respect to all shares of our Class A common stock and Class B common stock, voting together as a single class. Each holder of Class B common stock is entitled to 10 votes per share of Class B common stock and each holder of Class A common stock is entitled to one vote per share of Class A common stock on all matters submitted to our stockholders for a vote. The Class A common stock and Class B common stock vote together as a single class on all matters submitted to a vote of our stockholders, except as may otherwise be required by law. The Class B common stock is convertible at any time by the holder into shares of Class A common stock on a share-for-share basis upon written notice to the transfer agent.

(2)

Includes 49,248 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable; 7,576 shares of Class A common stock issuable upon exercise of options that are exercisable within 60 days of March 30, 2012; 5,682 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012; 47,524 shares of Class A common stock held by the Schmidt Family Foundation; 267,502 shares of Class B common stock held by the Schmidt Investments LP; 1,621,094 shares of Class B common stock held by the Schmidt Investments LP Fund 2; and 5,652,398 shares of Class B common stock held by the Schmidt Family Living Trust.

(3)

Consists of 3,098 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable; 6,193 shares of Class A common stock issuable upon exercise of options that are exercisable within 60 days of March 30, 2012; and 610 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012.

(4)

Includes 16,000 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable; 5,424 shares of Class A common stock issuable upon exercise of options that are exercisable within 60 days of March 30, 2012; and 2,508 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012.

(5)

Includes 60,556 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable; 3,059 shares of Class A common stock issuable upon exercise of options that are exercisable within 60 days of March 30, 2012; 610 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012; and 2,090 shares of Class A common stock held by David’s spouse.

(6)

Includes 96 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012; 18,656 shares of Class A common stock held by The Austin 1999 Trust; 18,656 shares of Class A common stock held by The Hampton 1999 Trust; 126,952 shares of Class A common stock held by The Benificus Foundation; and 1,440,508 shares of Class B common stock held by Vallejo Ventures Trust. John is trustee of The Austin 1999 Trust and The Hampton 1999 Trust and has voting and investment authority over the shares held by these trusts. John disclaims any pecuniary interest in these trusts. John is an officer and trustee of the Benificus Foundation and shares the investment authority over the shares held by the foundation. John disclaims any pecuniary interest in the foundation. John is a trustee of Vallejo Ventures Trust and shares voting and investment authority over the shares held by such trust. The address for all entities affiliated with L. John Doerr is c/o Kleiner Perkins Caufield & Byers, 2750 Sand Hill Road, Menlo Park, CA 94025.

(7)

Consists of 123 shares of Class A common stock held by the Green/Rosenblum Family 2004 Trust; 11 shares of Class A common stock held by the Nathan Greene Rosenblum Irrevocable Trust; and 11 shares of Class A common stock held by the Mara Rosenblum Greene Irrevocable Trust. Diane is a trustee of each of these trusts and has voting and investment authority over the shares held by these trusts.

(8)

Includes 96 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012; 974 shares of Class B common stock issuable upon exercise of options that are fully vested and exercisable; and 4,308 shares of Class A common stock held by the Hennessy 1993 Revocable Trust. John is a trustee of the Hennessy 1993 Revocable Trust and has voting and investment authority over the shares held by the trust.

(9)

Includes 12,000 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable; and 27 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012.

(10)

Includes 96 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012; and 5,115 shares of Class A common stock held by The Otellini Trust. Paul is a trustee of The Otellini Trust and has voting and investment authority over the shares held by the trust.

(11)

Includes 27 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012; 258,041 shares of Class A common stock held by Ram’s spouse; and 129,888 shares of Class A common stock held by Janket Ventures Limited Partnership. Ram has voting and investment authority over the shares held by Janket Ventures Limited Partnership.

(12)

Includes 7,000 shares of Class A common stock issuable upon exercise of options that are fully vested and exercisable; and 77 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012.

(13)

Includes 983,856 shares of Class A common stock and 62,226,251 shares of Class B common stock held by the directors and executive officers. Also includes 147,902 shares of Class A common stock and 974 shares of Class B common stock issuable upon exercise of options that are fully vested and exercisable; 22,252 shares of Class A common stock issuable upon exercise of options that are exercisable within 60 days of March 30, 2012; and 9,829 shares of Class A common stock issuable upon vesting of GSUs within 60 days of March 30, 2012.

(14)

Based on the most recently available Schedule 13G filed with the SEC on February 13, 2012 by BlackRock, Inc. BlackRock, Inc., an investment adviser, has sole voting and dispositive power with respect to the shares. The address for BlackRock, Inc. is 40 East 52nd Street, New York, New York, 10022.

(15)

Based on the most recently available Schedule 13G filed with the SEC on February 14, 2012 by FMR LLC. Includes 16,871,345 shares of Class A common stock beneficially owned by Fidelity Management & Research Company (Fidelity) in its capacity as an investment adviser; 81,293 shares of Class A common stock beneficially owned by Fidelity Management Trust Company, in its capacity of an investment manager of institutional accounts; 225,110 shares of Class A common stock beneficially owned by Strategic Advisers, Inc., in its capacity as an investment adviser; 327,500 shares of Class A common stock beneficially owned by Pyramis Global Advisors, LLC (PGALLC) in its capacity as an investment adviser; 675,458 shares of Class A common stock beneficially owned by Pyramis Global Advisors Trust Company (PGATC) in its capacity of an investment manager of institutional accounts; 739,840 shares of Class A common stock beneficially owned by FIL Limited (FIL) in its capacity of an investment adviser and manager of non-U.S. investment companies and certain institutional investors. Fidelity, Fidelity Management Trust Company, and Strategic Advisers, Inc. are wholly owned subsidiaries of FMR LLC, a parent holding company. FIL operates as an entity independent of FMR LLC. PGALLC and PGATC are indirect wholly owned subsidiaries of FMR LLC. Edward C. Johnson 3d, Chairman of FMR LLC, and members of his family, directly or through trusts, own approximately 49% of the voting power of FMR LLC. Partnerships controlled predominantly by members of the family of Edward C. Johnson 3d, Chairman of FMR LLC and FIL, or trusts for their benefit, own shares of FIL voting stock. While the percentage of total voting power represented by these shares may fluctuate as a result of changes in the total number of shares of FIL voting stock outstanding from time to time, it normally represents more than 25% and less than 50% of the voting power of FIL. According to the same Schedule 13G, FMR LLC and FIL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Exchange Act and that they are not otherwise required to attribute to each other the beneficial ownership of securities beneficially owned by the other corporation. However, FMR LLC reports that it filed the Schedule 13G on a voluntary basis as if all of the shares were beneficially owned by FMR LLC and FIL on a joint basis. The address of FMR LLC, Fidelity, Fidelity Management Trust Company and Strategic Advisers, Inc. is 82 Devonshire Street, Boston, Massachusetts 02109. The address of FIL is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda. The address of PGALLC and PGATC is 900 Salem Street, Smithfield, Rhode Island, 02917.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes our equity compensation plan information as of December 31, 2011. Information is included for equity compensation plans approved by our stockholders and equity compensation plans not approved by our stockholders. We will not grant equity awards in the future under any of the equity compensation plans not approved by our stockholders included in the table below.

Plan Category	Class of Common Stock	(a) Common Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted-average Exercise Price of Outstanding Options, Warrants and Rights(1) ($)	(c) Common Shares Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by our stockholders	Class A	18,424,119	(2)	364.93	11,987,240	(3)
Equity compensation plans approved by our stockholders	Class B	143,522	(4)	5.11	—
Equity compensation plans not approved by our stockholders	Class A	54,545	(5)	59.08	—
Total	Class A	18,478,664		363.17	11,987,240
Total	Class B	143,522		5.11	—
Total	Class A and Class B	18,622,186		357.92	11,987,240

(1)

The weighted average exercise price is calculated based solely on the outstanding options. It does not take into account the shares issuable upon vesting of outstanding GSUs, which have no exercise price.

(2)

Consists of options to purchase a total of 9,609,185 shares and GSUs representing the right to acquire 8,814,934 shares of our Class A common stock outstanding under our 2003 Stock Plan, 2003 Stock Plan (No. 3), and 2004 Stock Plan.

(3)

Represents shares of common stock available for issuance under our 2004 Stock Plan. Shares available for issuance under our 2004 Stock Plan can be granted pursuant to stock options, stock appreciation rights, dividend equivalent rights, restricted stock, performance units, performance shares, and any other stock-based award selected by the plan administrator.

(4)	Includes options to purchase shares outstanding under our 1998 Stock Plan, 2000 Stock Plan, and 2003 Stock Plan (No. 2).
(5)

Consists of common shares to be issued upon exercise of outstanding options under the following plans which have been assumed by us in connection with certain of our acquisition transactions: the 1999 Stock Option/Stock Issuance Plan assumed by us in connection with our acquisition of Applied Semantics, Inc. in April 2003, the 2000 Equity Incentive Plan assumed by us in connection with our acquisition of Keyhole, Inc. in October 2004, the 2005 Stock Incentive Plan assumed by us in connection with our acquisition of DoubleClick Inc. in March 2008, and the 2006 Stock Plan assumed by us in connection with our acquisition of AdMob, Inc. in May 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions Policy and Procedure

Our Related Party Transactions Policy provides that we will only enter into or ratify a transaction with a related party when our board of directors, acting through the Audit Committee, determines that the transaction is in the best interests of Google and our stockholders.

For the purposes of this policy, a related party means:

•	a member of the board of directors (or a nominee to the board of directors);

•	an executive officer;

•	any person who is known to be the beneficial owner of more than 5% of any class of our securities;

•	any immediate family member of any of the persons listed above; or

•

any firm, corporation, partnership, or other entity in which any of the persons listed above is employed (or is a general partner or principal or in a similar position) or in which any of the persons listed above has a 5% or greater beneficial ownership interest.

We review all known relationships and transactions in which Google and our directors, executive officers, and significant stockholders or their immediate family members are participants to determine whether such persons have a direct or indirect interest. Our legal staff, in consultation with our finance team, is primarily responsible for developing and implementing processes and controls to obtain information regarding our directors, executive officers, and significant stockholders with respect to related party transactions and then determining, based on the facts and circumstances, whether Google or a related party has a direct or indirect interest in these transactions. On a periodic basis, the legal and finance teams review all transactions involving payments between Google and any company that has a Google executive officer or director as an officer or director. In addition, our directors and executive officers are required to notify us of any potential related party transactions and provide us with the information regarding such transactions.

If our legal department determines that a transaction is a related party transaction, the Audit Committee must review the transaction and either approve or disapprove it. If advance approval of a transaction is not feasible, the chair of the Audit Committee may approve the transaction and the transaction may be ratified by the Audit Committee in accordance with the Related Party Transactions Policy. In determining whether to approve or ratify a transaction with a related party, the Audit Committee will take into account all of the relevant facts and circumstances available to it, including, among any other factors it deems appropriate:

•	the benefits to us of the transaction;

•	the nature of the related party’s interest in the transaction;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interests of Google and our stockholders;

•	the potential impact of the transaction on a director’s independence; and

•	whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

Any member of the Audit Committee who is a related party with respect to a transaction under review may not participate in the deliberations or vote on the approval of the transaction.

Related Party Transactions

Recapitalization

We are proposing the adoption of our Fourth Amended and Restated Certificate of Incorporation (New Charter) for approval by our stockholders at the Annual Meeting. As a result of their ownership of more than a majority of each of our total outstanding voting power and the outstanding voting power of the Class B common stock as of the Record Date, Larry and Sergey will have the power to approve the adoption of the New Charter without the affirmative vote of any other stockholder. The Recapitalization and the issuance of Class C capital stock as part of the Dividend, if it is declared and paid, and as part of other transactions in the future, could prolong the duration of the current relative ownership of our voting power by Larry Page, our co-founder and Chief Executive Officer, and Sergey Brin, our co-founder, and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. In connection with the Recapitalization, Larry, Sergey, Eric E. Schmidt, our Executive Chairman, and certain of their respective affiliates will enter into the Transfer Restriction Agreements.

Indemnification Agreements

We have entered into an indemnification agreement with each of our directors and executive officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law.

Corporate Use of Personal Aircraft

Eric beneficially owns 100% of one aircraft and 33% of another aircraft, both of which are used by Eric and our other executive officers from time to time for business trips. The reimbursement rate for use of these aircraft is $7,500 per hour. The board of directors approved this hourly reimbursement rate based upon a competitive analysis of comparable chartered aircraft and which our board of directors determined was at or below market rates for the charter of similar aircraft. In 2011, we used these aircraft for business-related travel services for certain of our executive officers, including Eric, and we reimbursed Eric approximately $380,000. Due to the fact that the $7,500 hourly costs paid for the use of these aircraft is less than the actual operational costs incurred by Eric as owner of these aircraft, Eric does not profit from the use of these aircraft and therefore does not have a monetary interest in these transactions.

Payments to Stanford University

In 2011, we paid approximately $3.4 million to Stanford University. Of this amount, approximately $3.0 million primarily represented donations for scholarships and other philanthropic endeavors and approximately $400,000 related to the license by Stanford of patents to Google. Pursuant to Stanford’s standard royalty arrangements with its students who develop patents in the course of their studies at Stanford, Stanford shares a portion of the royalty revenues associated with some of these patent licenses with Larry and Sergey. John L. Hennessy, President of Stanford University, is a member of our board of directors. In addition, K. Ram Shriram, another member of our board of directors, serves on the Stanford University board of trustees. Neither John nor Ram have a direct interest in any of the transactions described above.

Investment in 23andMe

In November 2010, Google Ventures invested approximately $3.2 million in the Series C preferred stock financing of 23andMe, Inc., a privately-held personal genetics company dedicated to helping individuals understand their own genetic information through DNA analysis technologies and web-based interactive tools. Google Inc. is the sole limited partner of Google Ventures, and previously invested approximately $3.9 million in the Series A preferred stock financing of 23andMe in May 2007 and approximately $2.6 million in the Series B preferred stock financing of 23andMe in June 2009. In November 2007, we purchased additional shares of Series A preferred stock of 23andMe held by an investor in 23andMe’s Series A preferred stock financing for approximately $500,000. Google Ventures made its investment in the Series C preferred stock financing of 23andMe pursuant to Google’s existing right to purchase its pro rata share of new securities issued by 23andMe. We continue to hold a minority interest in 23andMe as a result of the Series C investment. In June 2009, we also entered into a lease agreement with 23andMe under which 23andMe leases office space from us. The terms and conditions of the lease with 23andMe were reviewed by an independent real estate appraiser.

23andMe’s Series C preferred stock financing involved a number of additional investors, including two new investors. Anne Wojcicki, co-founder, President and CEO of 23andMe, and a stockholder and member of its board of directors, is married to Sergey. As of March 30, 2012, Sergey beneficially owned approximately 38.9% of our Class B common stock. Sergey is also an investor in 23andMe and invested approximately $3.4 million in 23andMe’s Series C preferred stock financing. The valuation of the Series C investment was determined by negotiations between the new investors and 23andMe in which neither Google nor Google Ventures played any role.

Investments in Certain Private Companies in 2011 and Other Transactions

In August 2011, Google Inc. committed to invest up to $75 million in a fund with a portfolio company of Kleiner Perkins Caufield & Byers to purchase residential solar rooftop installations in the U.S.

Google Ventures made the following investments in certain private companies in 2011 alongside Kleiner Perkins Caufield & Byers as a co-investor:

•	In May 2011, Google Ventures invested approximately $21 million in the Series B preferred stock financing of a consumer technology company.

•	In May 2011, Google Ventures invested $100,000 in the convertible note financing of a provider of support infrastructure for mobile applications.

•	In June 2011, Google Ventures invested approximately $1.25 million in the Series D preferred stock financing of a semiconductor company.

•	In August 2011, Google Ventures invested $5 million in the Series A preferred stock financing of a biotechnology company.

•	In October 2011, Google Ventures invested approximately $1 million in the Series C preferred stock financing of an information technology software company.

KPCB Holdings, Inc., as nominee for certain funds of Kleiner Perkins Caufield & Byers and several of the managers of the fund, holds more than 5% of the outstanding shares of each of the above entities. L. John Doerr, who is a member of our board of directors, is a managing director of the managing members of those funds and the general partner of the general partners of certain Kleiner Perkins Caufield & Byers funds. Additionally, in June 2011, Google Inc. agreed to contribute up to $9.8 million in KPCB sFund, LLC in exchange for a limited liability company interest therein.

Google Ventures made the following investments in certain private companies in 2011 alongside TomorrowVentures 2010 Fund as a co-investor:

•	In September 2011, Google Ventures invested $100,000 in the convertible note financing of a developer of mobile applications.

•	In September 2011, Google Ventures invested $200,000 in the convertible note financing of a developer of a social networking platform.

TomorrowVentures 2010 Fund is a venture capital fund controlled by an investment entity of Eric. Additionally, in July 2011, Google Inc. purchased certain assets of a real time search engine for $1.3 million in which TomorrowVentures 2010 Fund held a convertible note. The outstanding principal balance of the note was $50,000 and was repaid by the seller, together with accrued interest, in connection with the closing of the asset sale.

Google Ventures made the following investments in certain private companies in 2011 alongside Intel Capital as a co-investor:

•	In April and August 2011, Google Ventures invested an aggregate of approximately $22.6 million in the Series D preferred stock financing of a social gaming company.

•	In September 2011, Google Ventures invested approximately $1.5 million in the Series C preferred stock financing of a developer of platforms for web applications and other software.

Intel Capital is the global investment organization of Intel Corporation. Paul S. Otellini, one of our directors, is the Chief Executive Officer and President of Intel Corporation.

In August 2011, Google Ventures invested approximately $1.5 million in the Series D preferred stock financing of a provider of legal tools. David C. Drummond, our Senior Vice President, Corporate Development, Chief Legal Officer and Secretary is a member of the board of directors and a stockholder of this private company.

Director Independence

The board of directors has determined that each of Google’s directors, except Larry, Sergey, and Eric, has no relationship that, in the opinion of the board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and is an independent director as defined in the Listing Rules of NASDAQ. In determining the independence of our directors, the board of directors has adopted independence standards that mirror exactly the criteria specified by applicable laws and regulations of the SEC and the Listing Rules of NASDAQ. In determining the independence of our directors, the board of directors considered all transactions in which we and any director had any interest, including those discussed above under “Related Party Transactions,” transactions involving payments made by us to companies in the ordinary course of business where L. John Doerr, Diane B. Greene, John L. Hennessy, Paul S. Otellini, or K. Ram Shriram serve on the board of directors or as a member of the executive management team of the other company, and transactions involving payments made by us to educational institutions with which John L. Hennessy and Shirley M. Tilghman are affiliated.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accounting Fees and Services

The following table sets forth all fees paid or accrued by us for the audit and other services provided by Ernst & Young LLP during the years ended December 31, 2010 and 2011 (in thousands):

	2010	2011
Audit Fees(1)	$11,880	$12,302
Tax Fees(2)	1,130	1,902
Other Fees(3)	—	88

Total Fees	$13,010	$14,292

(1)

Audit Fees: This category represents fees for professional services provided in connection with the audit of our financial statements, audit of our internal control over financial reporting, review of our quarterly financial statements, and audit services provided in connection with other regulatory or statutory filings for which we have engaged Ernst & Young LLP.

(2)	Tax Fees: This category consists of tax compliance, tax planning, and tax advice, including foreign tax return preparation and requests for rulings or technical advice from tax authorities.
(3)	Other Fees: This category consists of fees for services other than the services reported in audit fees and tax fees.

The Audit Committee considered whether the provision of services other than audit services is compatible with maintaining Ernst & Young LLP’s independence.

Pre-Approval Policies and Procedures

All audit and non-audit services provided by Ernst & Young LLP to us must be pre-approved in advance by our Audit Committee unless the following conditions are met:

•	The service is one of a set of permitted services that the independent auditor is allowed to provide;

•	The total amount of such services is less than or equal to $100,000 during the fiscal year in which the services are provided; and

•	The services must be brought to the attention of the Audit Committee and approved prior to the completion of the annual audit.

All other permitted services must be pre-approved by either the Audit Committee or a delegate of the Audit Committee. If pre-approval is obtained from a delegate of the Audit Committee, the service may be performed, provided that the service is presented to the Audit Committee for approval at the next scheduled meeting.

All services provided to us by Ernst & Young LLP in 2010 and 2011 were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this report:

1. Consolidated Financial Statements

Reports of Independent Registered Public Accounting Firm*
Financial Statements:
Consolidated Balance Sheets*
Consolidated Statements of Income*
Consolidated Statements of Comprehensive Income*
Consolidated Statements of Stockholders’ Equity*
Consolidated Statements of Cash Flows*
Notes to Consolidated Financial Statements*

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts*

All other schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. Exhibits

See the Exhibit Index immediately following the signature page of this report.

*	Previously filed with the Annual Report on Form 10-K filed with the SEC on January 26, 2012, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 23, 2012

GOOGLE INC.

By:	/S/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

1.01	Form of Distribution Agreement, dated April 20, 2007, among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (Distribution Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.01.1	Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

1.01.2	Amendment Agreement, dated as of July 12, 2011, among Google Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Management LLC, Credit Suisse Securities (USA) LLC, UBS AG, London Branch, and UBS Securities LLC	Current Report on Form 8-K (File No. 000-50726)	July 12, 2011

1.02	Form of Bidding Rules Agreement, dated April 20, 2007, among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (Bidding Rules Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.02.1	Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

2.01	Agreement and Plan of Merger, by and among Google Inc., RB98 Inc., and Motorola Mobility Holdings, Inc., dated as of August 15, 2011	Current Report on Form 8-K (File No. 000-50726)	August 18, 2011

3.01	Third Amended and Restated Certificate of Incorporation of Registrant, as filed on August 24, 2004	Annual Report on Form 10-K (File No. 000-50726)	February 11, 2011

3.02	Amended and Restated Bylaws of Registrant, effective as of August 18, 2004	Annual Report on Form 10-K (File No. 000-50726)	February 11, 2011

4.01	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-114984)	August 18, 2004

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.02		Form of Warrant Agreement, dated April 20, 2007, among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (Warrant Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007
4.02.1		Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007
4.03		Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.04		Form of 1.250% Note due 2014	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.05		Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.06		Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.07	©	Deferred Compensation Plan	Registration Statement on Form S-8 (File No. 333-175180)	June 28, 2011
4.07.1	©*	Amendment No. 1 to the Deferred Compensation Plan
10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-1, as amended (File No. 333-114984)	July 12, 2004
10.02	©	Google Executive Bonus Plan	Current Report on Form 8-K (File No. 000-50726)	March 28, 2007
10.03	©	Letter Agreement, dated August 16, 2005, between Shirley M. Tilghman and Google Inc.	Current Report on Form 8-K (File No. 000-50726)	October 6, 2005
10.04	©	Offer Letter, dated June 6, 2008, between Patrick Pichette and Google Inc.	Current Report on Form 8-K (File No. 00050726)	June 25, 2008
10.05	©	Letter Agreement dated January 11, 2012, between Diane B. Greene and Google Inc.	Current Report on Form 8-K (File No. 00050726)	January 12, 2012
10.06	©	1998 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.06.1	©	1998 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.07	©	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.07.1	©	2000 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.08	©	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007
10.08.1	©	2003 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.9	©	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007
10.9.1	©	2003 Stock Plan (No. 2)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.10	©	2003 Stock Plan (No. 3), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007
10.10.1	©	2003 Stock Plan (No. 3)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.11	©	2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011
10.11.1	©	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.11.2	©	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.11.3	©	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007
10.11.4	©	2004 Stock Plan—Form of stock option agreement (TSO Program)	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007
10.12	©	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010
10.13	©	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.14	©	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008
10.15	©	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.16	©	Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004
10.17	©	YouTube, Inc. 2005 Stock Plan	Registration Statement on Form S-8 (File No. 333-138848)	November 20, 2006
12	*	Computation of Earnings to Fixed Charge Ratios
21.01	*	Subsidiaries of the Registrant
23.01	*	Consent of Independent Registered Public Accounting Firm

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.03	**	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.04	**	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	***	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	*	XBRL Instance Document
101.SCH	*	XBRL Taxonomy Extension Schema Document
101.CAL	*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	*	XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract, or arrangement.
*	Previously filed with the Annual Report on Form 10-K filed with the SEC on January 26, 2012, which is being amended hereby.
**	Filed herewith.
***	Previously furnished with the Annual Report on Form 10-K filed with the SEC on January 26, 2012, which is being amended hereby.