Form 10-Q
period 2012-03-31
Google Inc.
filed 2012-04-25
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

At April 19, 2012, there were 259,960,162 shares of Google’s Class A common stock outstanding and 66,046,275 shares of Google’s Class B common stock outstanding.

Google Inc.

Form 10-Q

For the Quarterly Period Ended March 31, 2012

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenues;

•	seasonal fluctuations in internet usage and traditional retail seasonality, which are likely to cause fluctuations in our quarterly results;

•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring, provide competitive compensation programs, and continue our current pace of acquisitions;

•	the potential for declines in our revenue growth rate;

•

our expectation that growth in advertising revenues from our websites will continue to exceed that from our Google Network Members’ websites, which will have a positive impact on our operating margins;

•	our expectation that we will continue to pay most of the fees we receive from advertisers to our Google Network Members;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	our belief that our foreign exchange risk management program will not fully offset the exposure to fluctuations in foreign currency exchange rates;

•	the increase of costs related to hedging activities under our foreign exchange risk management program;

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

•

our expectations about the approval by our stockholders of a new class of non-voting stock, known as the Class C capital stock, and our board of directors’ intention to declare a dividend of shares of the new class, as well as the timing of that dividend, if declared and paid;

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A, “Risk Factors.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the caption “Risk Factors” in Part II, Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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

	As of December 31, 2011	As of March 31, 2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,983	$23,108
Marketable securities	34,643	26,208

Total cash, cash equivalents, and marketable securities (including securities loaned of $2,778 and $2,869)	44,626	49,316
Accounts receivable, net of allowance of $133 and $147	5,427	5,163
Receivable under reverse repurchase agreements	745	550
Deferred income taxes, net	215	51
Prepaid revenue share, expenses and other assets	1,745	1,779

Total current assets	52,758	56,859
Prepaid revenue share, expenses and other assets, non-current	499	664
Non-marketable equity securities	790	880
Property and equipment, net	9,603	9,875
Intangible assets, net	1,578	1,541
Goodwill	7,346	7,325

Total assets	$72,574	$77,144

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$588	$760
Short-term debt	1,218	2,468
Accrued compensation and benefits	1,818	1,017
Accrued expenses and other current liabilities	1,370	1,248
Accrued revenue share	1,168	1,164
Securities lending payable	2,007	2,252
Deferred revenue	547	594
Income taxes payable, net	197	239

Total current liabilities	8,913	9,742
Long-term debt	2,986	2,987
Deferred revenue, non-current	44	42
Income taxes payable, non-current	1,693	1,787
Deferred income taxes, net, non-current	287	384
Other long-term liabilities	506	490
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized; 324,895 (Class A 257,553, Class B 67,342) and par value of $325 (Class A $258, Class B $67) and 325,906 (Class A 259,502, Class B 66,404) and par value of $326 (Class A $260, Class B $66) shares issued and outstanding	20,264	20,795
Accumulated other comprehensive income	276	422
Retained earnings	37,605	40,495

Total stockholders’ equity	58,145	61,712

Total liabilities and stockholders’ equity	$72,574	$77,144

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Revenues	$8,575	$10,645
Costs and expenses:
Cost of revenues (1)	2,936	3,789
Research and development (1)	1,226	1,441
Sales and marketing (1)	1,026	1,269
General and administrative (1)	591	757
Charge related to the resolution of Department of Justice investigation	500	0

Total costs and expenses	6,279	7,256

Income from operations	2,296	3,389
Interest and other income, net	96	156

Income before income taxes	2,392	3,545
Provision for income taxes	594	655

Net income	$1,798	$2,890

Net income per share of Class A and Class B common stock:
Basic	$5.59	$8.88

Diluted	$5.51	$8.75

(1) Includes stock-based compensation expense as follows:

Cost of revenues	$49	$74
Research and development	237	299
Sales and marketing	78	97
General and administrative	68	86

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Net income	$1,798	$2,890
Other comprehensive income:
Change in foreign currency translation adjustment	337	115
Available-for-sale investments:
Change in net unrealized gains	(4)	196
Less: reclassification adjustment for net gains included in net income	(18)	(107)

Net change (net of tax effect of $17 and $18)	(22)	89

Cash flow hedges:
Change in unrealized gains	(63)	(35)
Less: reclassification adjustment for gains included in net income	(9)	(23)

Net change (net of tax effect of $51 and $34)	(72)	(58)

Other comprehensive income	243	146

Comprehensive income	$2,041	$3,036

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Operating activities
Net income	$1,798	$2,890
Adjustments:
Depreciation and amortization of property and equipment	301	378
Amortization of intangible and other assets	100	133
Stock-based compensation expense	432	556
Excess tax benefits from stock-based award activities	(24)	(28)
Deferred income taxes	289	354
Gain on sale of marketable equity securities	0	(44)
Other	36	(24)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	181	301
Income taxes, net	73	143
Prepaid revenue share, expenses and other assets	(78)	(308)
Accounts payable	27	169
Accrued expenses and other liabilities	37	(855)
Accrued revenue share	(33)	(11)
Deferred revenue	33	40

Net cash provided by operating activities	3,172	3,694

Investing activities
Purchases of property and equipment	(890)	(607)
Purchases of marketable securities	(7,591)	(8,688)
Maturities and sales of marketable securities	4,645	17,201
Investments in non-marketable equity securities	(131)	(103)
Cash collateral received (returned) from securities lending	(481)	245
Maturities of reverse repurchase agreements	175	195
Acquisitions, net of cash acquired, and purchases of intangible and other assets	(148)	(92)

Net cash provided by (used in) investing activities	(4,421)	8,151

Financing activities
Net proceeds (payments) from stock-based award activities	116	(47)
Excess tax benefits from stock-based award activities	24	28
Proceeds from issuance of debt, net of costs	2,184	3,149
Repayment of debt	(2,435)	(1,900)

Net cash provided by (used in) financing activities	(111)	1,230

Effect of exchange rate changes on cash and cash equivalents	145	50

Net increase (decrease) in cash and cash equivalents	(1,215)	13,125
Cash and cash equivalents at beginning of year	13,630	9,983

Cash and cash equivalents at end of period	$12,415	$23,108

Supplemental disclosures of cash flow information
Cash paid for taxes	$210	$207

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

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of March 31, 2012, the Consolidated Statements of Income for the three months ended March 31, 2011 and 2012, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2011 and 2012, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2012 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2012, our results of operations for the three months ended March 31, 2011 and 2012, and our cash flows for the three months ended March 31, 2011 and 2012. The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on January 26, 2012.

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

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	For the Three Months Ended March 31,
	2011		2012
	(unaudited)
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,406	$392	$2,296	$594
Denominator
Weighted-average common shares outstanding	251,355	70,172	258,426	66,873

Number of shares used in per share computation	251,355	70,172	258,426	66,873

Basic net income per share	$5.59	$5.59	$8.88	$8.88

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,406	$392	$2,296	$594
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	392	0	594	0
Reallocation of undistributed earnings to Class B shares	0	(5)	0	(9)

Allocation of undistributed earnings	$1,798	$387	$2,890	$585
Denominator
Number of shares used in basic computation	251,355	70,172	258,426	66,873
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	70,172	0	66,873	0
Employee stock options, including warrants issued under Transferable Stock Option program	3,327	55	2,957	43
Restricted stock units	1,529	0	1,880	0

Number of shares used in per share computation	326,383	70,227	330,136	66,916

Diluted net income per share	$5.51	$5.51	$8.75	$8.75

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consisted of the following (in millions):

	As of December 31, 2011	As of March 31, 2012
		(unaudited)
Cash and cash equivalents:
Cash	$4,712	$11,239
Cash equivalents:
Time deposits	534	3,056
Money market and other funds (1)	4,462	8,411
U.S. government agencies	275	0
U.S. government notes	0	402

Total cash and cash equivalents	9,983	23,108

Marketable securities:
Time deposits	495	372
U.S. government agencies	6,226	1,673
U.S. government notes	11,579	7,472
Foreign government bonds	1,629	1,725
Municipal securities	1,794	1,540
Corporate debt securities	6,112	6,056
Agency residential mortgage-backed securities	6,501	7,118
Marketable equity securities	307	252

Total marketable securities	34,643	26,208

Total cash, cash equivalents, and marketable securities	$44,626	$49,316

(1)

The balances at December 31, 2011 and March 31, 2012 included $1.3 billion and $1.7 billion of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$495	$0	$0	$495
U.S. government agencies	6,211	15	0	6,226
U.S. government notes	11,475	104	0	11,579
Foreign government bonds	1,608	32	(11)	1,629
Municipal securities	1,775	19	0	1,794
Corporate debt securities	6,023	187	(98)	6,112
Agency residential mortgage-backed securities	6,359	147	(5)	6,501
Marketable equity securities	228	79	0	307

Total	$34,174	$583	$(114)	$34,643

	As of March 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$372	$0	$0	$372
U.S. government agencies	1,666	9	(2)	1,673
U.S. government notes	7,433	55	(16)	7,472
Foreign government bonds	1,690	43	(8)	1,725
Municipal securities	1,521	20	(1)	1,540
Corporate debt securities	5,861	230	(35)	6,056
Agency residential mortgage-backed securities	6,998	126	(6)	7,118
Marketable equity securities	127	125	0	252

Total	$25,668	$608	$(68)	$26,208

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2011 and March 31, 2012.

We recognized gross realized gains of $41 million and $133 million for the three months ended March 31, 2011 and 2012. We recognized gross realized losses of $14 million and $13 million for the three months ended March 31, 2011 and 2012. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income

The following table summarizes the estimated fair value of our investments in marketable securities, excluding marketable equity securities, designated as available-for-sale and classified by the contractual maturity date of the securities (in millions):

As of March 31, 2012
(unaudited)
Due in 1 year	$4,191
Due in 1 year through 5 years	7,555
Due in 5 years through 10 years	5,619
Due after 10 years	8,591

Total	$25,956

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2011 and March 31, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Foreign government bonds	$302	$(11)	$6	$0	$308	$(11)
Corporate debt securities	2,160	(97)	17	(1)	2,177	(98)
Agency residential mortgage-backed securities	716	(3)	19	(2)	735	(5)

Total	$3,178	$(111)	$42	$(3)	$3,220	$(114)

	As of March 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
U.S. government agencies	$188	$(2)	$0	$0	$188	$(2)
U.S. government notes	2,831	(16)	0	0	2,831	(16)
Foreign government bonds	439	(7)	5	(1)	444	(8)
Municipal securities	110	(1)	9	0	119	(1)
Corporate debt securities	1,168	(32)	41	(3)	1,209	(35)
Agency residential mortgage-backed securities	1,672	(6)	0	0	1,672	(6)

Total	$6,408	$(64)	$55	$(4)	$6,463	$(68)

Securities Lending Program

From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. We loan selected securities which are secured by collateral in the form of cash or securities. Cash collateral is invested in reverse repurchase agreements. We classify loaned securities as cash equivalents or marketable securities in the accompanying Consolidated Balance Sheets. We record the cash collateral as an asset with a corresponding liability. We classify reverse repurchase agreements maturing within three months as cash equivalents and those longer than three months as receivable under reverse repurchase agreements in the accompanying Consolidated Balance Sheets. For lending agreements collateralized by securities, we do not record an asset or liability as we are not permitted to sell or repledge the associated collateral.

Note 4. Debt and Credit Facility

Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2011 and March 31, 2012, we had $750 million and $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rate of 0.1%.

We have a secured promissory note in the amount of $468 million with an interest rate of 1.0% maturing in December 2012. Proceeds were used for the acquisition of an office building in New York City. As of December 31, 2011 and March 31, 2012, the outstanding balance was $468 million.

The estimated fair value of the short-term debt approximated its carrying value at December 31, 2011 and March 31, 2012.

Long-Term Debt

In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the Notes) (in millions):

Outstanding Balance as of March 31, 2012
(unaudited)
1.25% Notes due on May 19, 2014	$1,000
2.125% Notes due on May 19, 2016	1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for the Notes above	(13)

Total	$2,987

The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241%, and 3.734%. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of the Notes was approximately $3.1 billion, which is based on quoted prices for our publicly-traded debt as of March 30, 2012.

Credit Facility

In conjunction with the commercial paper program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2011 and March 31, 2012, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.

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

We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as interest and other income, net, as part of revenues, or to accumulated other comprehensive income (AOCI) in the accompanying Consolidated Balance Sheets.

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

At March 31, 2012, the effective portion of our cash flow hedges before tax effect was $62 million, of which $57 million is expected to be reclassified from AOCI to revenues within the next 12 months.

The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €2.8 billion (or approximately $3.8 billion) and €3.5 billion (or approximately $4.7 billion) at December 31, 2011 and March 31, 2012; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.4 billion (or approximately $2.2 billion) and £1.7 billion (or approximately $2.6 billion) at December 31, 2011 and March 31, 2012; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$504 million (or approximately $490 million) and C$501 million (or approximately $488 million) at December 31, 2011 and March 31, 2012. These foreign exchange contracts have maturities of 36 months or less.

Fair Value Hedges

We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $1.1 billion at December 31, 2011 and March 31, 2012.

Other Derivatives

Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.3 billion and $2.6 billion at December 31, 2011 and March 31, 2012. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $472 million and $593 million at December 31, 2011 and March 31, 2012. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €711 million (or approximately $929 million) and €755 million (or approximately $1.0 billion) at December 31, 2011 and March 31, 2012. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €117 million (or approximately $155 million) at March 31, 2012 and no such contracts were outstanding at December 31, 2011.

We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $100 million at both December 31, 2011 and March 31, 2012. The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2011	As of March 31, 2012
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$333	$243
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current	4	6

Total		$337	$249

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$5	$8
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	1	1

Total		$6	$9

The effect of derivative instruments in cash flow hedging relationships on income and AOCI is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended March 31,
	2011	2012
	(unaudited)
Foreign exchange contracts	$(109)	$(55)

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
	Location	2011	2012
		(unaudited)
Foreign exchange contracts	Revenues	$14	$37

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Three Months Ended March 31,
	Location	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(113)	$(126)

[1]	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended March 31,
	Location	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(38)	$(20)
Hedged item	Interest and other income, net	35	17

Total		$(3)	$(3)

[2]	Losses related to the amount excluded from effectiveness testing of the hedges were $3 million for both the three months ended March 31, 2011 and 2012.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

Derivatives Not Designated As Hedging Instruments	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$7	$(25)
Interest rate contracts	Interest and other income, net	0	2

		$7	$(23)

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description		Fair Value Measurement at Reporting Date Using
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$534	$0	$534		$0
Money market and other funds	4,462	3,202	1,260	(1)	0
U.S. government agencies	275	0	275		0
Marketable securities:
Time deposits	495	0	495		0
U.S. government agencies	6,226	0	6,226		0
U.S. government notes	11,579	11,579	0		0
Foreign government bonds	1,629	0	1,629		0
Municipal securities	1,794	0	1,794		0
Corporate debt securities	6,112	0	6,112		0
Agency residential mortgage-backed securities	6,501	0	6,501		0
Marketable equity securities	307	307	0		0
Derivative contracts	337	0	337		0
Auction rate securities	118	0	0		118

Total	$40,369	$15,088	$25,163		$118

Liabilities
Derivative contracts	$6	$0	$6		$0

Total	$6	$0	$6		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

Description		Fair Value Measurement at Reporting Date Using
	As of March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$3,056	$0	$3,056		$0
Money market and other funds	8,411	6,710	1,701	(1)	0
U.S. government notes	402	402	0		0
Marketable securities:
Time deposits	372	0	372		0
U.S. government agencies	1,673	0	1,673		0
U.S. government notes	7,472	7,472	0		0
Foreign government bonds	1,725	0	1,725		0
Municipal securities	1,540	0	1,540		0
Corporate debt securities	6,056	0	6,056		0
Agency residential mortgage-backed securities	7,118	0	7,118		0
Marketable equity securities	252	252	0		0
Derivative contracts	249	0	249		0
Auction rate securities	116	0	0		116

Total	$38,442	$14,836	$23,490		$116

Liabilities
Derivative contracts	$9	$0	$9		$0

Total	$9	$0	$9		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

At March 31, 2012, we held $116 million of ARS. Historically, these securities have provided liquidity through a Dutch auction process. However, these auctions began to fail in the first quarter of 2008. To estimate their fair values at March 31, 2012, we used a discounted cash flow model based on estimated interest rates, timing and amount of cash flows, the credit quality of the underlying securities, and illiquidity considerations.

At March 31, 2012, the estimated fair value of these ARS was $23 million below their costs. As we have no intent to sell these ARS and it is more likely than not that we will not be required to sell these ARS prior to recovery of our entire cost basis, we concluded the decline in the fair value was temporary and recorded the unrealized loss to AOCI in the accompanying Consolidated Balance Sheet at March 31, 2012. To the extent we determine that any impairment is other-than-temporary, we would record a charge to earnings. In addition, we have concluded that the auctions for these securities may continue to fail for at least the next 12 months and as a result, we classified them as non-current assets in the accompanying Consolidated Balance Sheet at March 31, 2012.

The following table presents reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions):

Level 3
(unaudited)
Balance at December 31, 2010	$153
Settlements	(16)

Balance at March 31, 2011	$137

Level 3
(unaudited)
Balance at December 31, 2011	$118
Settlements	(2)

Balance at March 31, 2012	$116

Note 7. Property and Equipment

Property and equipment consisted of the following (in millions):

	As of December 31, 2011	As of March 31, 2012
		(unaudited)
Information technology assets	$6,060	$6,259
Land and buildings	5,228	5,486
Construction in progress	2,128	2,143
Leasehold improvements	919	1,008
Furniture and fixtures	65	67

Total	14,400	14,963
Less: accumulated depreciation and amortization	4,797	5,088

Property and equipment, net	$9,603	$9,875

Note 8. Acquisitions

During the three months ended March 31, 2012, we completed eleven purchases of intangible assets for a total cash consideration of $82 million, with a weighted-average useful life of 5.0 years.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the quarter ended March 31, 2012 were as follows (in millions, unaudited):

Balance as of December 31, 2011	$7,346
Goodwill adjustment	(21)

Balance as of March 31, 2012	$7,325

Information regarding our acquisition-related intangible assets is as follows (in millions):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$1,451	$698	$753
Customer relationships	1,288	573	715
Trade names and other	359	249	110

Total	$3,098	$1,520	$1,578

	As of March 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$1,533	$758	$775
Customer relationships	1,288	625	663
Trade names and other	365	262	103

Total	$3,186	$1,645	$1,541

Amortization expense of acquisition-related intangible assets for the three months ended March 31, 2011 and 2012 was $95 million and $124 million. As of March 31, 2012, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2012	$364
2013	383
2014	315
2015	164
2016	113
2017	76
Thereafter	126

$1,541

Note 10. Interest and Other Income, Net

The components of interest and other income, net were as follows (in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Interest income	$190	$182
Interest expense	(4)	(20)
Realized gains on available-for-sale investments, net	27	120
Foreign currency exchange losses, net	(128)	(143)
Other	11	17

Interest and other income, net	$96	$156

Note 11. Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	As of December 31, 2011	As of March 31, 2012
		(unaudited)
Foreign currency translation adjustment	$(148)	$(33)
Net unrealized gains on available-for-sale investments, net of taxes	327	416
Unrealized gains on cash flow hedges, net of taxes	97	39

Accumulated other comprehensive income	$276	$422

Note 12. Contingencies

Legal Matters

Antitrust Investigations

On June 23, 2011, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission’s (FTC) Bureau of Competition and a subpoena from FTC’s Bureau of Consumer Protection relating to a review by the FTC of our business practices, including search and advertising. We have produced documents and interrogatory responses responsive to these requests. The FTC has issued subpoenas for investigational hearings of Google witnesses. State attorneys general from the states of Texas, Ohio, and Mississippi have issued similar subpoenas. We are cooperating with the FTC and the state attorneys general and responding to their information requests.

The European Commission’s (EC) Directorate General for Competition has also opened an investigation into various antitrust-related complaints against us. On February 10, 2010, we received notification from the EC about three antitrust complaints filed by Ciao, Ejustice, and Foundem, respectively. On November 30, 2010, the EC formally opened proceedings against us. Since November 2010, 1plusV, parent company of Ejustice, and VfT, an association of business listings providers in Germany, have filed similar complaints against us. On March 31, 2011, Microsoft Corporation submitted a similar complaint to the EC against us. On the same day, the EC notified us of additional complaints filed by Elfvoetbal, Hotmaps, Interactive Lab, and nnpt.it, and on August 30, 2011 of a complaint by dealdujour.pro. In addition, in December 2011, the Spanish Association of Daily Newspaper Publishers also submitted a complaint to the EC against us. In January 2012, Twenga brought a complaint against us and, in March and April of 2012, the EC asked us to comment on Expedia’s, Tripadvisor’s, Odigeo’s and Streetmap’s complaints against us. We believe we have adequately responded to all of the allegations made against us. We are cooperating with the EC and responding to its information requests.

Both Argentina’s Comision Nacional de Defensa de la Competencia and the Korea Fair Trade Commission in South Korea have also opened an investigation into certain business practices.

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

Note 13. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

Three Months Ended March 31, 2011
(unaudited)
Risk-free interest rate	2.1%
Expected volatility	35%
Expected life (in years)	5.1
Dividend yield	0
Weighted-average estimated fair value of options granted during the period	$210.91

There were no stock options granted during the three months ended March 31, 2012.

The following table summarizes the activities for our options for the three months ended March 31, 2012:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2011	9,807,252	$357.92
Exercised	(517,067)	$296.66
Forfeited/canceled	(37,679)	$399.16

Balance at March 31, 2012	9,252,506	$361.17	5.4	$2,591

Vested and exercisable as of March 31, 2012	6,280,901	$323.19	4.4	$1,996
Vested and exercisable as of March 31, 2012 and expected to vest thereafter (2)	8,943,053	$358.40	5.4	$2,529

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $641.24 of our Class A common stock on March 30, 2012.
(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and vested and exercisable stock options at March 31, 2012:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	265,235	2.3	$27.62	265,235	$27.62	252,904	$24.89
$117.84–$198.41	373,964	2.6	$179.31	373,964	$179.31	373,964	$179.31
$205.96–$298.86	473,254	3.0	$276.87	470,580	$276.81	470,580	$276.81
$300.97–$399.00	5,092,637	4.7	$309.61	3,958,777	$309.62	3,958,777	$309.62
$401.78–$499.07	913,774	6.1	$439.24	558,639	$437.43	558,639	$437.43
$501.27–$595.35	1,852,241	8.0	$532.59	594,478	$525.56	594,478	$525.56
$601.17–$699.35	281,321	8.9	$610.16	71,479	$611.62	71,479	$611.62
$710.84	80	5.7	$710.84	80	$710.84	80	$710.84

$0.30–$710.84	9,252,506	5.4	$361.17	6,293,232	$322.72	6,280,901	$323.19

The above tables include approximately 1.3 million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $346.40 and a weighted-average remaining life of 1.2 years.

During the three months ended March 31, 2012, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 284,485 at a total value of $75 million, or an average price of $264.22 per share, including an average premium of $12.43 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

The total grant date fair value of stock options vested during the three months ended March 31, 2011 and 2012 was $127 million and $126 million. The aggregate intrinsic value of all options and warrants exercised during the three months ended March 31, 2011 and 2012 was $245 million and $164 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

As of March 31, 2012, there was $489 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.0 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) for the three months ended March 31, 2012:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2011	8,822,648	$520.27
Granted	354,828	$614.37
Vested	(800,571)	$523.25
Forfeited/canceled	(123,189)	$517.66

Unvested at March 31, 2012	8,253,716	$524.10

Expected to vest after March 31, 2012 (1)	7,393,679	$524.10

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of March 31, 2012, there was $3.5 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Note 14. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $1,564 million and $1,654 million as of December 31, 2011 and March 31, 2012. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1,350 million and $1,434 million as of December 31, 2011 and March 31, 2012. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

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

Revenues by geography are based on the billing addresses of our customers. The following table sets forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Revenues:
United States	$4,005	$4,874
United Kingdom	969	1,150
Rest of the world	3,601	4,621

Total revenues	$8,575	$10,645

	As of December 31, 2011	As of March 31, 2012
		(unaudited)
Long-lived assets:
United States	$15,963	$16,016
International	3,853	4,269

Total long-lived assets	$19,816	$20,285

Note 16. Subsequent Event

In April 2012, our Board of Directors approved amendments to our certificate of incorporation that would, among other things, create a new class of non-voting capital stock (Class C capital stock). The amendments are reflected in our Fourth Amended and Restated Certificate of Incorporation (New Charter), the adoption of which is subject to the approval of stockholders at our 2012 Annual Meeting of Stockholders to be held on June 21, 2012. Assuming the adoption of the New Charter is approved, the Board of Directors has also stated its intention to distribute shares of the Class C capital stock as a stock dividend, whereby the holders of Class A and Class B common stock outstanding, as of a record date to be determined by the Board of Directors, will be entitled to receive one share of Class C capital stock for every share they hold. The Class C capital stock will have no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock will have the same rights and privileges and rank equally, share ratably and be identical in all other respects to the shares of Class A and Class B common stock as to all matters.

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

Recent Development

In April 2012, our Board of Directors approved amendments to our certificate of incorporation that would, among other things, create Class C capital stock. The amendments are reflected in our New Charter, the adoption of which is subject to the approval of stockholders at our 2012 Annual Meeting of Stockholders to be held on June 21, 2012. Assuming the adoption of the New Charter is approved, the Board of Directors has also stated its intention to distribute shares of the Class C capital stock as a stock dividend, whereby the holders of Class A and Class B common stock outstanding, as of a record date to be determined by the Board of Directors, will be entitled to receive one share of Class C capital stock for every share they hold. The Class C capital stock will have no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock will have the same rights and privileges and rank equally, share ratably and be identical in all other respects to the shares of Class A and Class B common stock as to all matters.

How We Generate Revenue

Advertising revenues made up 97% and 96% of our revenues in the first quarter of 2011 and 2012. We derive most of our other revenues from our enterprise products, as well as our display advertising management services to advertisers, ad agencies, and publishers.

Google AdWords is our auction-based advertising program that enables advertisers to place text-based and display ads on our websites and our Google Network Members’ websites. Display advertising comprises the videos, text, images, and other interactive ads that run across the web on computers and mobile devices, including smart phones and handheld computers such as netbooks and tablets. Most of our AdWords advertisers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network Members’ websites as specified by the advertisers. For advertisers using our AdWords cost-per-click pricing, we recognize as revenue the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on our websites or our Google Network Members’ websites. For advertisers using our AdWords cost-per-impression pricing, we recognize as revenue the fees charged to advertisers each time their ads are displayed on our websites or our Google Network Members’ websites. Our AdWords agreements are generally terminable at any time by our advertisers.

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

•

Our ability to increase traffic on our websites and our Google Network Members’ websites via new and improved ad formats, through devices other than personal computers, such as mobile devices and tablets.

Trends in Our Business

Advertising transactions continue to shift from offline to online as the digital economy evolves. This has contributed to the rapid growth of our business since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and it could do so in the future as a result of a number of factors, including increasing competition, our investments in new business strategies, products, services, and technologies, changes in our product mix, query growth rates and how consumers make queries, challenges in maintaining our growth rate as our revenues increase to higher levels, and increasing maturity of the online advertising market and other markets in which we participate. Mobile devices are also now significant gateways to information. We expect that our revenue growth rate will also be affected by evolving consumer preferences in this market, as well as advertising trends and the acceptance by mobile users of our products and services. In addition, if there is a further general economic downturn, this may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, including the amount they are willing to pay for each click or impression, which could negatively affect the growth rate of our revenues. We plan to continue to invest aggressively in our core areas of strategic focus.

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

We also continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring in 2012 and provide competitive compensation programs for our employees. Our full-time employee headcount was 26,316 at March 31, 2011 and 33,077 at March 31, 2012. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.

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

Results of Operations

The following table presents our historical operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues	34.2	35.6
Research and development	14.3	13.5
Sales and marketing	12.0	11.9
General and administrative	6.9	7.2
Charge related to resolution of Department of Justice investigation	5.8	0

Total costs and expenses	73.2	68.2

Income from operations	26.8	31.8
Interest and other income, net	1.1	1.5

Income before income taxes	27.9	33.3
Provision for income taxes	6.9	6.2

Net income	21.0%	27.1%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Advertising revenues:
Google websites	$5,879	$7,312
Google Network Members’ websites	2,427	2,913

Total advertising revenues	8,306	10,225
Other revenues	269	420

Revenues	$8,575	$10,645

The following table presents our revenues, by revenue source, as a percentage of total revenues for the periods presented:

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Advertising revenues:
Google websites	69%	69%
Google Network Members’ websites	28	27

Total advertising revenues	97	96
Google websites as % of advertising revenues	71	72
Google Network Members’ websites as % of advertising revenues	29	28
Other revenues	3%	4%

The increase in our revenues from the three months ended March 31, 2011 to the three months ended March 31, 2012 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the general strengthening of the U.S dollar compared to certain foreign currencies (primarily the Euro), the changes in platform mix due to traffic growth in mobile devices, where the average cost-per-click is typically lower compared to desktop computers and tablets, and the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower compared to more mature markets.

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

Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 39% from the three months ended March 31, 2011 to the three months ended March 31, 2012. Average cost-per-click on Google websites and Google Network Members’ websites decreased approximately 12% from the three months ended March 31, 2011 to the three months ended March 31, 2012. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels, including mobile devices, also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers:

	Three Months Ended March 31,
	2011	2012
	(unaudited)
United States	47%	46%
United Kingdom	11%	11%
Rest of the world	42%	43%

The growth in international revenues (other than the United Kingdom) as a percentage of consolidated revenues from the three months ended March 31, 2011 to the three months ended March 31, 2012 resulted largely from increased acceptance of our advertising programs, our continued progress in developing localized versions of our products for these international markets, partially offset by a general strengthening of the U.S dollar compared to certain foreign currencies (primarily the Euro).

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the three months ended March 31, 2011 to the three months ended March 31, 2012 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $7 million, or 0.6%, higher and our revenues from the rest of the world would have been approximately $60 million, or 1.3%, higher in the three months ended March 31, 2012. This is before consideration of hedging gains of $4 million and $33 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended March 31, 2012.

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

The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Cost of revenues	$2,936	$3,789
Cost of revenues as a percentage of revenues	34.2%	35.6%

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$1,701	$2,042
Traffic acquisition costs related to distribution arrangements	337	468

Traffic acquisition costs	$2,038	$2,510

Traffic acquisition costs as a percentage of advertising revenues	24.5%	24.5%

Cost of revenues increased $853 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. The increase was primarily related to an increase in traffic acquisition costs of $341 million resulting from more advertiser fees generated through our AdSense program. The increase was also related to an increase in traffic acquisition costs of $131 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. In addition, there was an increase in data center costs of $247 million primarily resulting from the depreciation of additional information technology assets and an increase in labor, energy, and bandwidth costs, and an increase in content acquisition costs of $82 million primarily related to content displayed on YouTube.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2012 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, credit card and other transaction fees, content acquisition costs, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Research and development expenses	$1,226	$1,441
Research and development expenses as a percentage of revenues	14.3%	13.5%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as incurred.

Research and development expenses increased $215 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. This increase was primarily due to an increase in labor and facilities-related costs of $96 million, largely as a result of a 20% increase in research and development headcount, including headcount from acquisitions. In addition, there was an increase in stock-based compensation expense of $62 million.

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2012 and in future periods because we expect to continue to invest in building necessary employee and systems infrastructures required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Sales and marketing expenses	$1,026	$1,269
Sales and marketing expenses as a percentage of revenues	12.0%	11.9%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $243 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. This increase was primarily due to an increase in labor and facilities-related costs of $115 million, largely as a result of a 27% increase in sales and marketing headcount, including headcount from acquisitions, as well as an increase in advertising and promotional expenses of $78 million. In addition, there was an increase in stock-based compensation expense of $19 million.

We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2012 and in future periods, as we expand our business globally, increase advertising and promotional expenditures in connection with new and existing products, and increase the level of service we provide to our advertisers, Google Network Members, and other partners.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
General and administrative expenses	$591	$757
General and administrative expenses as a percentage of revenues	6.9%	7.2%

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

General and administrative expenses increased $166 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. This increase was primarily due to an increase in labor and facilities-related costs of $61 million, primarily as a result of a 30% increase in general and administrative headcount, including headcount from acquisitions, as well as an increase in fees for professional services of $42 million, the majority of which was related to legal costs. In addition, there was an increase in stock-based compensation expense of $18 million.

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2012 and in future periods.

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

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Stock-based compensation	$432	$556
Stock-based compensation as a percentage of revenues	5.0%	5.2%

Stock-based compensation increased $124 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. This increase was primarily due to additional stock awards issued to existing and new employees.

We estimate stock-based compensation to be approximately $2 billion in 2012 and $2.6 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after March 31, 2012 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net

Interest and other income, net increased $60 million from the three months ended March 31, 2011 to the three months ended March 31, 2012. This increase was primarily driven by an increase in realized gains on investments of $93 million, partially offset by an increase in interest expense of $16 million and an increase in net foreign exchange related costs of $15 million.

The costs of our foreign exchange hedging activities that we recognized to interest and other income, net are primarily a function of the notional amount of the option and forward contracts and their related duration, and the movement of the foreign exchange rates relative to the strike prices of the contracts, as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in the remainder of 2012 and in future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Provision for income taxes	$594	$655
Effective tax rate	24.8%	18.5%

Our provision for income taxes increased from the three months ended March 31, 2011 to the three months ended March 31, 2012, primarily as a result of increases in federal income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from the three months ended March 31, 2011 to the three months ended March 31, 2012, primarily as a result of a discrete item recognized related to an investigation by the Department of Justice in the three months ended March 31, 2011 and proportionately more earnings expected to be realized in countries where we have lower statutory tax rates.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Three Months Ended March 31,
	2011	2012
	(unaudited)
Net cash provided by operating activities	$3,172	$3,694
Net cash provided by (used in) investing activities	(4,421)	8,151
Net cash provided by (used in) financing activities	(111)	1,230

At March 31, 2012, we had $49.3 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments and municipalities in the U.S., corporate securities, and mortgage-backed securities.

As of March 31, 2012, $25.7 billion of the $49.3 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At March 31, 2012, we had unused letters of credit for approximately $44 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have established a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of March 31, 2012, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that matures at various dates through August 2012. Average commercial paper borrowings during the three months ended March 31, 2012 were $1.2 billion, and the maximum amount of commercial paper borrowings outstanding during the three months ended March 31, 2012 was $2.0 billion. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring in July 2016. Interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2012, we were in compliance with the financial covenants in these credit facilities and no amounts were outstanding.

Additionally, as of March 31, 2012, we had a $468 million secured promissory note outstanding recorded as short-term debt, with an interest rate of 1.0% that matures in December 2012.

In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. As of March 31, 2012, the total carrying value and estimated fair value of these notes were $3.0 billion and $3.1 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of March 30, 2012. We are not subject to any financial covenants under the notes.

In August 2011, we entered into an Agreement and Plan of Merger with Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences, under which we will acquire Motorola for $40 per share in cash, or a total of approximately $12.5 billion. The completion of this transaction is subject to customary closing conditions, including the receipt of certain regulatory approvals. In the event the Merger Agreement is terminated due to a failure to obtain certain regulatory approvals, we would be required to pay Motorola a fee of $2.5 billion. The transaction is currently expected to close in the first half of 2012.

Cash provided by operating activities consist of net income adjusted for certain non-cash items, including amortization, depreciation, deferred income taxes, excess tax benefits from stock-based award activities, and stock-based compensation expense, as well as the effect of changes in working capital and other activities. Cash provided by operating activities in the three months ended March 31, 2012 was $3,694 million and consisted of net income of $2,890 million, adjustments for non-cash items of $1,325 million and cash used in working capital and other activities of $521 million. Adjustments for non-cash items primarily consisted of $556 million of stock-based compensation expense, $378 million of depreciation and amortization expense on property and equipment, $354 million of deferred income taxes, and $133 million of amortization of intangible and other assets. In addition, the decrease in cash from changes in working capital activities primarily consisted of a decrease in accrued expenses of $855 million primarily as a result of employee bonuses accrued for the year ended December 31, 2011, and paid in the first quarter of 2012, as well as an increase in prepaid revenue share, expenses, and other assets of $308 million. These decreases were offset by a decrease in accounts receivable of $301 million due to the timing of collections, an increase in accounts payable of $169 million, and a net increase in incomes taxes payable and deferred income taxes of $143 million.

Cash provided by operating activities in the three months ended March 31, 2011 was $3,172 million and consisted of net income of $1,798 million, adjustments for non-cash items of $1,134 million and cash provided by working capital and other activities of $240 million. Adjustments for non-cash items primarily consisted of $432 million of stock-based compensation expense, $301 million of depreciation and amortization expense on property and equipment, $289 million of deferred income taxes, and $100 million of amortization of intangible and other assets. In addition, the increase in cash from changes in working capital activities primarily consisted of a decrease in accounts receivable of $181 million due to the timing of collections and a net increase in incomes taxes payable and deferred income taxes of $73 million. These increases were partially offset by an increase in prepaid revenue share, expenses and other assets of $78 million.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash provided by investing activities in the three months ended March 31, 2012 of $8,151 million was primarily attributable to net maturities and sales of marketable securities of $8,513 million, as well as cash collateral received and maturities of reverse repurchase agreements of $440 million in connection with our securities lending program. These increases were partially offset by capital expenditures of $607 million related principally to our facilities, data centers, and related equipment.

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

In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we expect to make significant investments in our systems, data centers, corporate facilities, and information technology infrastructure in 2012 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.

Cash provided by financing activities in the three months ended March 31, 2012 of $1,230 million was primarily driven by net proceeds of $1,249 million from short-term debt issued under our commercial paper program. This was partially offset by net payments for stock-based award activities of $47 million.

Cash used in financing activities in the three months ended March 31, 2011 of $111 million was primarily driven by net payment of $251 million of short-term debt issued under our commercial paper program. This was partially offset by net proceeds from stock-based award activities of $116 million.

Contractual Obligations

We recorded long-term taxes payable of $96 million in the three months ended March 31, 2012 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock award activities, and research and experimentation tax credits. The effective tax rates were 24.8% and 18.5% for the three months ended March 31, 2011 and 2012. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

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

At December 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.8 billion (or approximately $3.8 billion) and $232 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.4 billion (or approximately $2.2 billion) and $80 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$504 million (or approximately $490 million) and $17 million. At March 31, 2012, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.5 billion (or approximately $4.7 billion) and $176 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.7 billion (or approximately $2.6 billion) and $54 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$501 million (or approximately $488 million) and $9 million. These foreign exchange option contracts have maturities of 36 months or less. We may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $53 million lower at March 31, 2012, and the total amount of expense recorded as interest and other income, net, would have been approximately $162 million higher in the three months ended March 31, 2012. If the U.S. dollar strengthened by 20%, the amount recorded in AOCI before tax effect would have been approximately $1.5 billion higher at March 31, 2012, and the total amount of expense recorded as interest and other income, net, would have been approximately $190 million higher in the three months ended March 31, 2012.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.3 billion and $2.6 billion at December 31, 2011 and March 31, 2012. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $472 million and $593 million at December 31, 2011 and March 31, 2012. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €711 million (or approximately $929 million) and €755 million (or approximately $1.0 billion) at December 31, 2011 and March 31, 2012. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €117 million (or approximately $155 million) at March 31, 2012 and no such contracts were outstanding at December 31, 2011.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $27 million and $5 million at December 31, 2011 and March 31, 2012. The adverse impact at December 31, 2011 and March 31, 2012 is after consideration of the offsetting effect of approximately $503 million and $579 million from foreign exchange contracts in place for the months of December 2011 and March 2012. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

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

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $934 million and $1.0 billion at December 31, 2011 and March 31, 2012, after taking into consideration of the offsetting effect from interest rate derivative contracts outstanding as of March 31, 2012.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting user needs, and frequent introductions of new products and services. We have many competitors in different industries, including general purpose search engines, vertical search engines and e-commerce sites, social networking sites, traditional media companies, wireless mobile device companies, and providers of online products and services. Our current and potential competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, investing aggressively in research and development, aggressively initiating intellectual property claims (whether or not meritorious) and competing aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can.

Our ability to compete successfully depends heavily on providing products and services that make using the internet a more useful and enjoyable experience for our users and delivering innovative new products and technologies to the marketplace.

Our competitors are constantly developing innovations in web search, online advertising, wireless mobile devices, and web-based products and services. The research and development of new, technologically advanced products is also a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends and consumer needs. As a result, we must continue to invest significant resources in research and development, including through acquisitions, in order to enhance our web search technology and our existing products and services, and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then acceptance rates for our products and services could decline and affect consumer and advertiser perceptions of our brand. In addition, these new products and services may present new and difficult technological and legal challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and Google Network Members, are not appropriately timed with market opportunities, or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer user experiences that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and operating results could be adversely affected.

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

•

Failure to obtain required approvals from governmental authorities under competition and antitrust laws on a timely basis, if at all, which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

•

In the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

•	Failure to successfully further develop the acquired business or technology.

•	Cultural challenges associated with integrating employees from the acquired company into our organization, and retention of employees from the businesses we acquire.

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

We generated 96% of our revenues in 2011 and in the three months ended March 31, 2012 from our advertisers. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would negatively affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could negatively impact our revenues and business.

Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.

Our revenue growth rate could decline over time as a result of a number of factors, including increasing competition, our investments in new business strategies, products, services, and technologies, changes in our product mix, query growth rates and how consumers make queries, the challenges in maintaining our growth rate as our revenues increase to higher levels, and the increasing maturity of the online advertising market and the other markets in which we participate. We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. Our operating margin will also experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members’ websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. The margin on revenues we generate from our Google Network Members is significantly less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.

We are subject to increased regulatory scrutiny that may negatively impact our business.

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. In particular, we are cooperating with the regulatory authorities in the United States and abroad, including the U.S. Federal Trade Commission (FTC), the European Commission (EC), and several state attorneys general in investigations they are conducting with respect to our business and its impact on competition. Legislators and regulators, including those conducting investigations in the U.S. and Europe, may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

We are involved in legal proceedings that may result in adverse outcomes.

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the FTC and the EC), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices, or requiring development of non-infringing products or technologies, which could also adversely affect our business and results of operations.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, Google Network Members, and other partners.

The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers, Google Network Members, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. Our brand may be negatively impacted by a number of factors, including data privacy and security issues, service outages, and product malfunctions. If we fail to maintain and enhance the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results, and financial condition will be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and continue to provide high-quality innovative products and services, which we may not do successfully.

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

We host and provide a wide variety of services and products that enable users to exchange information, advertise products and services, conduct business, and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is still somewhat unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information which we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates laws in domestic and international jurisdictions.

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

From time to time, concerns have been expressed by regulators and others about whether our products and services compromise the privacy of users and others. In some cases, regulators have commenced inquiries about our practices. Concerns about, or regulatory actions involving, our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, any failure or perceived failure to comply may result, and has resulted, in proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.

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

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 54% of our total revenues in 2011 and in the three months ended March 31, 2012, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed. In addition to risks described elsewhere in this section, our international operations expose us to additional risks, including the following:

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

Finally, since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net income. Additionally, hedging programs are inherently risky and could expose us to additional risks that could adversely affect our financial condition and results of operations.

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

Risks Related to Ownership of Our Stock

The trading price for our Class A common stock may continue to be volatile, and if the creation of our proposed class of non-voting Class C capital stock is approved by stockholders and shares of the new class distributed as expected, the trading price of that class may also be volatile and may affect the trading price for the Class A common stock.

The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, in 2011, the price of our Class A common stock ranged from $473.02 per share to $646.76 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	Commentary by industry and market professionals about our products, strategies, and other matters affecting our business and results, regardless of its accuracy.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of Class A common stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).

•	Short sales, hedging, and other derivative transactions on shares of our Class A common stock (including derivative transactions under our TSO program).

In addition, we recently announced a proposal to create a new class of non-voting capital stock, known as the Class C capital stock, to help us manage the dilutive impact of additional equity issuances in financing and stock-based acquisition transactions and to fund employee equity incentive programs. Although the proposal is subject to stockholder approval at our 2012 annual meeting of stockholders, Larry and Sergey will have the power, based on the size of their beneficial ownership of our Class A and Class B common stock, to approve the proposal without the affirmative vote of any other stockholder. They and Eric have also indicated their intention to vote in favor of the proposal. We also announced the intention of our board of directors, if the proposal is approved, to consider a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock.

Although we plan to list the Class C capital stock on The Nasdaq Stock Market, we cannot predict whether a liquid trading market will develop for the Class C capital stock. If it does not or if the Class C capital stock is not attractive to targets as an acquisition currency or to our employees as an incentive, we may not achieve our objectives in creating this new class. As in the case of the Class A common stock, the trading price for the Class C capital stock may also be volatile and affected by the factors noted above, as well as by the difference in voting rights as between the Class A common stock and the Class C capital stock, the volume of Class C capital stock available for public sale and sales by us and our stockholders of Class C capital stock, including by institutional investors that may be unwilling, unable or choose not to hold non-voting shares they receive as part of the stock dividend, if it is declared and paid. Whether or not the Class C capital stock is included in stock indices in the future may also affect the trading prices of the Class A common stock and the Class C capital stock.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may harm the market price of our Class A common stock, and, if approved and issued, our Class C capital Stock, regardless of our actual operating performance.

The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2012, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 66% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, as noted above, we have announced a proposal to create the Class C capital stock and the intention of our board of directors to consider a stock dividend of shares of this new class. Because the Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

This concentrated control limits or severely restricts our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock and, if approved and issued, our Class C capital stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, Larry, Sergey, and Eric have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change of control transaction that other stockholders may view as beneficial. As noted above, the creation and issuance of the Class C capital stock could have the effect of prolonging the influence of Larry, Sergey, and Eric.

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

Results of Google’s Transferable Stock Option (TSO) Program

Under our TSO program, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options using the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended March 31, 2012 (unaudited):

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
January 1-31	42,122	$8,570	$1,270	$408.81	$203.45	$30.14
February 1-29	242,363	66,598	2,267	344.54	274.79	9.35
March 1-31	0	0	0	0	0	0

Total (except weighted-average per share amounts)	284,485	$75,168	$3,537	$354.06	$264.22	$12.43

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

In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt). The following table provides information with respect to sales by our executive officers of TSOs during the three months ended March 31, 2012 (unaudited):

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Nikesh Arora	13,940	$3,879	$0
Patrick Pichette	16,191	2,246	1,016

Total	30,131	$6,125	$1,016

ITEM 6.	EXHIBITS

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

GOOGLE INC

Date: April 25, 2012	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.01		Letter Agreement dated January 11, 2012, between Diane B. Greene and Google Inc.	Current Report on Form 8-K (File No. 00050726)	January 12, 2012

12	*	Computation of Ratio of Earnings to Fixed Charges

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Furnished herewith.