Form 10-Q
period 2012-06-30
Google Inc.
filed 2012-07-24
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

At July 19, 2012, there were 261,972,044 shares of Google’s Class A common stock outstanding and 65,061,280 shares of Google’s Class B common stock outstanding.

Google Inc.

Form 10-Q

For the Quarterly Period Ended June 30, 2012

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success;

•	seasonal fluctuations in internet usage and traditional retail seasonality, which are likely to cause fluctuations in our quarterly results;

•	our plans to continue to invest in systems, facilities, and infrastructure, increase our hiring, provide competitive compensation programs, and continue our current pace of acquisitions;

•	the potential for declines in our revenue growth rate;

•

our expectation that growth in advertising revenues from our websites will continue to exceed that from our Google Network Members’ websites, which will have a positive impact on our operating margins;

•	our expectation that we will continue to pay most of the fees we receive from advertisers to our Google Network Members;

•

our expectations about the impact of our acquisition of Motorola Mobility Holdings, Inc. (Motorola) on our results and business and our ability to realize the expected benefits from the acquisition and successfully implement our plans and expectations for Motorola’s business;

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

•	our potential exposure in connection with pending investigations and proceedings;

•	our expectations about our board of directors’ intention to declare a dividend of shares of the new Class C capital stock, as well as the timing of that dividend, if declared and paid;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	continued investments in international markets;

•	our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements; and

•	fluctuations in our capital expenditures;

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

	As of December 31, 2011	As of June 30, 2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,983	$15,437
Marketable securities	34,643	27,685

Total cash, cash equivalents, and marketable securities (including securities loaned of $2,778 and $2,789)	44,626	43,122
Accounts receivable, net of allowance of $133 and $187	5,427	6,866
Inventories	35	634
Receivable under reverse repurchase agreements	745	475
Deferred income taxes, net	215	146
Prepaid revenue share, expenses and other assets	1,710	2,614

Total current assets	52,758	53,857
Prepaid revenue share, expenses and other assets, non-current	499	2,263
Non-marketable equity securities	790	1,040
Property and equipment, net	9,603	10,909
Intangible assets, net	1,578	7,862
Goodwill	7,346	10,120

Total assets	$72,574	$86,051

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$588	$2,419
Short-term debt	1,218	3,218
Accrued compensation and benefits	1,818	1,626
Accrued expenses and other current liabilities	1,370	2,750
Accrued revenue share	1,168	1,175
Securities lending payable	2,007	1,916
Deferred revenue	547	767
Income taxes payable, net	197	157

Total current liabilities	8,913	14,028
Long-term debt	2,986	2,987
Deferred revenue, non-current	44	97
Income taxes payable, non-current	1,693	1,898
Deferred income taxes, net, non-current	287	1,509
Other long-term liabilities	506	811
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	—	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized (Class A 6,000,000, Class B 3,000,000) and 12,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000); 324,895 (Class A 257,553, Class B 67,342) and par value of $325 (Class A $258, Class B $67) and 326,944 (Class A 261,584, Class B 65,360) and par value of $327 (Class A $262, Class B $65) shares issued and outstanding	20,264	21,357
Class C capital stock, $0.001 par value per share: 3,000,000 shares authorized; no shares issued and outstanding	0	0
Accumulated other comprehensive income	276	84
Retained earnings	37,605	43,280

Total stockholders’ equity	58,145	64,721

Total liabilities and stockholders’ equity	$72,574	$86,051

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Revenues:
Google (advertising and other)	$9,026	$10,964	$17,602	$21,609
Motorola (hardware and other)	0	1,250	0	1,250
Costs and expenses:
Cost of revenues – Google (advertising and other) (1)	3,172	3,984	6,107	7,773
Cost of revenues – Motorola (hardware and other) (1)	0	1,029	0	1,029
Research and development (1)	1,234	1,585	2,456	3,026
Sales and marketing (1)	1,091	1,433	2,117	2,702
General and administrative(1)	648	980	1,244	1,737
Charge related to the resolution of Department of Justice investigation	0	0	500	0

Total costs and expenses	6,145	9,011	12,424	16,267

Income from operations	2,881	3,203	5,178	6,592
Interest and other income, net	204	254	300	410

Income before income taxes	3,085	3,457	5,478	7,002
Provision for income taxes	580	672	1,174	1,327

Net income	$2,505	$2,785	$4,304	$5,675

Net income per share of Class A and Class B common stock:
Basic	$7.77	$8.54	$13.37	$17.42

Diluted	$7.68	$8.42	$13.19	$17.17

(1) Includes stock-based compensation expense as follows:

Cost of revenues – Google (advertising and other)	$51	$82	$100	$156
Cost of revenues – Motorola (hardware and other)	0	5	0	5
Research and development	247	291	484	590
Sales and marketing	74	120	152	217
General and administrative	63	160	130	246

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Net income	$2,505	$2,785	$4,304	$5,675
Other comprehensive income (loss):
Change in foreign currency translation adjustment	119	(433)	457	(318)
Available-for-sale investments:
Change in net unrealized gains	169	14	165	210
Less: reclassification adjustment for net gains included in net income	(61)	(41)	(79)	(148)

Net change (net of tax effect of $19, $28, $2, and $10)	108	(27)	86	62

Cash flow hedges:
Change in unrealized gains	(3)	174	(66)	139
Less: reclassification adjustment for gains included in net income	(3)	(52)	(12)	(75)

Net change (net of tax effect of $4, $72, $55, and $38)	(6)	122	(78)	64

Other comprehensive income (loss)	221	(338)	465	(192)

Comprehensive income	$2,726	$2,447	$4,769	$5,483

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Six Months Ended June 30,
	2011	2012
	(unaudited)
Operating activities
Net income	$4,304	$5,675
Adjustments:
Depreciation and amortization of property and equipment	648	851
Amortization of intangible and other assets	208	330
Stock-based compensation expense	866	1,214
Excess tax benefits from stock-based award activities	(33)	(55)
Deferred income taxes	464	191
Gain on sale of marketable equity securities	0	(44)
Gain on divestiture of business	0	(188)
Other	55	(12)
Changes in assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(24)	79
Income taxes, net	(98)	1,169
Inventories	(1)	170
Prepaid revenue share, expenses and other assets	(147)	(1,188)
Accounts payable	77	(80)
Accrued expenses and other liabilities	297	(243)
Accrued revenue share	6	23
Deferred revenue	69	54

Net cash provided by operating activities	6,691	7,946

Investing activities
Purchases of property and equipment	(1,807)	(1,381)
Purchases of marketable securities	(20,955)	(15,542)
Maturities and sales of marketable securities	13,627	22,657
Investments in non-marketable equity securities	(343)	(202)
Cash collateral related to securities lending	(424)	(91)
Investments in reverse repurchase agreements	(270)	270
Acquisitions, net of cash acquired and proceeds received from divestiture, and purchases of intangible and other assets	(863)	(9,946)

Net cash used in investing activities	(11,035)	(4,235)

Financing activities
Net proceeds (payments) from stock-based award activities	88	(184)
Excess tax benefits from stock-based award activities	33	55
Proceeds from issuance of debt, net of costs	8,030	7,751
Repayment of debt	(7,304)	(5,753)

Net cash provided by financing activities	847	1,869

Effect of exchange rate changes on cash and cash equivalents	187	(126)

Net increase (decrease) in cash and cash equivalents	(3,310)	5,454
Cash and cash equivalents at beginning of year	13,630	9,983

Cash and cash equivalents at end of period	$10,320	$15,437

Supplemental disclosures of cash flow information
Cash paid for taxes	$864	$1,003
Cash paid for interest	$0	$37
Non-cash financing activity:
Fair value of stock-based awards assumed in connection with acquisition of Motorola	$0	$41

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Google Inc. and Summary of Significant Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising in our Google segment. In addition, as a result of our acquisition of Motorola Mobility Holdings, Inc. (Motorola) on May 22, 2012, we generate revenues from sales of mobile devices in our Motorola Mobile (Mobile) segment and digital set-top boxes in our Motorola Home (Home) segment. See Notes 8 and 14 for further discussion of the acquisition and our segment information.

Basis of Consolidation

The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of June 30, 2012, the Consolidated Statements of Income for the three and six months ended June 30, 2011 and 2012, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2011 and 2012, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2012 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2012, our results of operations for the three and six months ended June 30, 2011 and 2012, and our cash flows for the six months ended June 30, 2011 and 2012. The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on January 26, 2012.

Prior period balance related to inventories has been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, inventory valuation, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues by revenue source (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Google:
Advertising revenues:
Google websites	$6,232	$7,542	$12,111	$14,854
Google Network Members’ websites	2,484	2,983	4,911	5,896

Total advertising revenues	8,716	10,525	17,022	20,750
Other revenues	310	439	580	859

Total Google revenues (advertising and other)	9,026	10,964	17,602	21,609
Motorola:
Total Motorola revenues (hardware and other)	0	1,250	0	1,250

Total revenues	$9,026	$12,214	$17,602	$22,859

We recognize revenues when the services or goods have been provided or delivered, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured.

Google

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

We record deferred revenue upon invoicing or when cash payments are received in advance of our performance in the underlying agreement in the accompanying Consolidated Balance Sheets.

Motorola

Our Motorola business is comprised of two operating segments. The Mobile segment is focused on mobile wireless devices and related products and services. The Home segment is focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services.

For hardware product sales, revenue recognition generally occurs when products have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reasonably and reliably estimated. Recorded revenues are reduced by these allowances. Where these allowances cannot be reasonably and reliably estimated, we recognize revenue at the time the product sells through the distribution channel to the end customer.

For arrangements that include multiple deliverables, primarily for products that contain software essential to the hardware products’ functionality and services, we allocate revenue to each unit of accounting based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling prices to be used for allocating revenue: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price (TPE), and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

Inventories

Inventories are stated at the lower of cost or market, computed using the first-in, first-out method.

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended June 30,				Six Months Ended June 30,
	2011		2012		2011		2012
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$1,967	$538	$2,223	$562	$3,372	$932	$4,519	$1,156
Denominator
Weighted-average common shares outstanding	253,080	69,148	260,390	65,882	252,150	69,728	259,417	66,369

Number of shares used in per share computation	253,080	69,148	260,390	65,882	252,150	69,728	259,417	66,369

Basic net income per share	$7.77	$7.77	$8.54	$8.54	$13.37	$13.37	$17.42	$17.42

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$1,967	$538	$2,223	$562	$3,372	$932	$4,519	$1,156
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	538	0	562	0	932	0	1,156	0
Reallocation of undistributed earnings to Class B shares	0	(6)	0	(7)	0	(11)	0	(16)

Allocation of undistributed earnings	$2,505	$532	$2,785	$555	$4,304	$921	$5,675	$1,140
Denominator
Number of shares used in basic computation	253,080	69,148	260,390	65,882	252,150	69,728	259,417	66,369
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	69,148	0	65,882	0	69,728	0	66,369	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,653	43	2,857	38	2,990	49	2,907	40
Restricted stock units	1,155	0	1,664	0	1,341	0	1,771	0

Number of shares used in per share computation	326,036	69,191	330,793	65,920	326,209	69,777	330,464	66,409

Diluted net income per share	$7.68	$7.68	$8.42	$8.42	$13.19	$13.19	$17.17	$17.17

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consisted of the following (in millions):

	As of December 31, 2011	As of June 30, 2012
		(unaudited)
Cash and cash equivalents:
Cash	$4,712	$7,463
Cash equivalents:
Time deposits	534	436
Money market and other funds (1)	4,462	7,538
U.S. government agencies	275	0

Total cash and cash equivalents	9,983	15,437

Marketable securities:
Time deposits	495	404
U.S. government agencies	6,226	2,184
U.S. government notes	11,579	8,933
Foreign government bonds	1,629	1,606
Municipal securities	1,794	1,382
Corporate debt securities	6,112	6,118
Agency residential mortgage-backed securities	6,501	6,942
Marketable equity securities	307	116

Total marketable securities	34,643	27,685

Total cash, cash equivalents, and marketable securities	$44,626	$43,122

(1)

The balances at December 31, 2011 and June 30, 2012 included $1.3 billion and $1.4 billion of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$495	$0	$0	$495
U.S. government agencies	6,211	15	0	6,226
U.S. government notes	11,475	104	0	11,579
Foreign government bonds	1,608	32	(11)	1,629
Municipal securities	1,775	19	0	1,794
Corporate debt securities	6,023	187	(98)	6,112
Agency residential mortgage-backed securities	6,359	147	(5)	6,501
Marketable equity securities	228	79	0	307

Total	$34,174	$583	$(114)	$34,643

	As of June 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$404	$0	$0	$404
U.S. government agencies	2,166	18	0	2,184
U.S. government notes	8,852	81	0	8,933
Foreign government bonds	1,562	50	(6)	1,606
Municipal securities	1,364	18	0	1,382
Corporate debt securities	5,877	273	(32)	6,118
Agency residential mortgage-backed securities	6,796	149	(3)	6,942
Marketable equity securities	127	6	(17)	116

Total	$27,148	$595	$(58)	$27,685

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2011 and June 30, 2012.

We recognized gross realized gains of $94 million and $135 million for the three and six months ended June 30, 2011 and $76 million and $209 million for the three and six months ended June 30, 2012. We recognized gross realized losses of $19 million and $33 million for the three and six months ended June 30, 2011 and $21 million and $34 million for the three and six months ended June 30, 2012. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding marketable equity securities, designated as available-for-sale and classified by the contractual maturity date of the securities (in millions):

As of June 30, 2012
(unaudited)
Due in 1 year	$5,753
Due in 1 year through 5 years	8,300
Due in 5 years through 10 years	5,301
Due after 10 years	8,215

Total	$27,569

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2011 and June 30, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Foreign government bonds	$302	$(11)	$6	$0	$308	$(11)
Corporate debt securities	2,160	(97)	17	(1)	2,177	(98)
Agency residential mortgage-backed securities	716	(3)	19	(2)	735	(5)

Total	$3,178	$(111)	$42	$(3)	$3,220	$(114)

	As of June 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Foreign government bonds	$397	$(4)	$9	$(2)	$406	$(6)
Corporate debt securities	827	(24)	157	(8)	984	(32)
Agency residential mortgage-backed securities	704	(3)	0	0	704	(3)
Marketable equity securities	93	(17)	0	0	93	(17)

Total	$2,021	$(48)	$166	$(10)	$2,187	$(58)

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

Note 4. Debt and Credit Facility

Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2011 and June 30, 2012, we had $750 million and $2.8 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rate of 0.1%.

We have a secured promissory note in the amount of $468 million with an interest rate of 1.0% maturing in December 2012. Proceeds were used for the acquisition of an office building in New York City. As of December 31, 2011 and June 30, 2012, the outstanding balance was $468 million.

The estimated fair value of the short-term debt approximated its carrying value at December 31, 2011 and June 30, 2012.

Long-Term Debt

In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the Notes) (in millions):

Outstanding Balance as of June 30, 2012
(unaudited)
1.25% Notes due on May 19, 2014	$1,000
2.125% Notes due on May 19, 2016	1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for the Notes above	(13)

Total	$2,987

The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241%, and 3.734%. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of the Notes was approximately $3.2 billion, which is based on quoted prices for our publicly-traded debt as of June 30, 2012.

Credit Facility

In conjunction with the commercial paper program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2011 and June 30, 2012, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.

Note 5. Derivative Financial Instruments

We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. We use certain interest rate derivative contracts to hedge interest rate exposures on our fixed income securities and our anticipated debt issuance. Our program is not designated for trading or speculative purposes.

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

Cash Flow Hedges

We use foreign currency options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €2.8 billion (or approximately $3.8 billion) and €3.8 billion (or approximately $4.9 billion) at December 31, 2011 and June 30, 2012; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.4 billion (or approximately $2.2 billion) and £1.7 billion (or approximately $2.6 billion) at December 31, 2011 and June 30, 2012; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$504 million (or approximately $490 million) and C$615 million (or approximately $591 million) at December 31, 2011 and June 30, 2012. These foreign exchange contracts have maturities of 36 months or less.

During the second quarter of 2012, we began to hedge the variability of forecasted interest payments using forward-starting interest swaps. The total notional amount of these forward-starting interest swaps was $1.0 billion as of June 30, 2012 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These forward-starting interest swaps effectively fix the benchmark interest rate on an anticipated debt issuance of $1.0 billion in 2014, and they will be terminated upon issuance of the debt.

We initially report any gain or loss on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be reclassified to interest and other income, net. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option on the date of purchase as an asset. Thereafter, we recognize any change to this time value in interest and other income, net.

At June 30, 2012, the effective portion of our cash flow hedges before tax effect was $255 million, of which $201 million is expected to be reclassified from AOCI to revenues within the next 12 months.

Fair Value Hedges

We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $1.0 billion at December 31, 2011 and June 30, 2012.

Other Derivatives

Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net, along with the losses and gains of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.3 billion and $3.1 billion at December 31, 2011 and June 30, 2012. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $472 million and $453 million at December 31, 2011 and June 30, 2012. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €711 million (or approximately $929 million) and €786 million (or approximately $979 million) at December 31, 2011 and June 30, 2012. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €10 million (or approximately $12 million) at June 30, 2012 and no such contracts were outstanding at December 31, 2011.

We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $100 million at December 31, 2011 and no such contracts were outstanding at June 30, 2012.

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2011	As of June 30, 2012
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$333	$395
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current	4	14

Total		$337	$409

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$5	$2
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	1	0

Total		$6	$2

The effect of derivative instruments in cash flow hedging relationships on income and AOCI is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Increase (Decrease) in Gains Recognized in AOCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Foreign exchange contracts	$(6)	$275	$(115)	$220

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2012	2011	2012
		(unaudited)
Foreign exchange contracts	Revenues	$4	$81	$18	$119

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2012	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(58)	$(120)	$(171)	$(246)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2012	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(21)	$36	$(59)	$16
Hedged item	Interest and other income, net	18	(38)	53	(21)

		$(3)	$(2)	$(6)	$(5)

(2)

Losses related to the amount excluded from effectiveness testing of the hedges were $3 million and $6 million for the three and six months ended June 30, 2011, and $2 million and $5 million for the three and six months ended June 30, 2012.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

Derivatives not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location	2011	2012	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(7)	$0	$0	$(25)
Interest rate contracts	Interest and other income, net	(9)	(7)	(9)	(5)

		$(16)	$(7)	$(9)	$(30)

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

We classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our investments in ARS within Level 3 because they are valued using valuation models with significant unobservable marketable inputs. We classify our foreign currency and interest rate derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description		Fair Value Measurement at Reporting Date Using
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$534	$0	$534		$0
Money market and other funds	4,462	3,202	1,260	(1)	0
U.S. government agencies	275	0	275		0
Marketable securities:
Time deposits	495	0	495		0
U.S. government agencies	6,226	0	6,226		0
U.S. government notes	11,579	11,579	0		0
Foreign government bonds	1,629	0	1,629		0
Municipal securities	1,794	0	1,794		0
Corporate debt securities	6,112	0	6,112		0
Agency residential mortgage-backed securities	6,501	0	6,501		0
Marketable equity securities	307	307	0		0
Derivative contracts	337	0	337		0
Auction rate securities	118	0	0		118

Total	$40,369	$15,088	$25,163		$118

Liabilities
Derivative contracts	$6	$0	$6		$0

Total	$6	$0	$6		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

Description		Fair Value Measurement at Reporting Date Using
	As of June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$436	$0	$436		$0
Money market and other funds	7,840	6,407	1,433	(1)	0
Marketable securities:
Time deposits	404	0	404		0
U.S. government agencies	2,184	0	2,184		0
U.S. government notes	8,933	8,933	0		0
Foreign government bonds	1,606	0	1,606		0
Municipal securities	1,382	0	1,382		0
Corporate debt securities	6,118	0	6,118		0
Agency residential mortgage-backed securities	6,942	0	6,942		0
Marketable equity securities	116	116	0		0
Derivative contracts	409	0	409		0
Auction rate securities	86	0	0		86

Total	$36,456	$15,456	$20,914		$86

Liabilities
Derivative contracts	$2	$0	$2		$0

Total	$2	$0	$2		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

Note 7. Balance Sheet Components

Inventories

Inventories consisted of the following (in millions):

	As of December 31, 2011	As of June 30, 2012
		(unaudited)
Raw materials and work in process	$0	$159
Finished goods	35	475

Inventories	$35	$634

Property and Equipment

Property and equipment consisted of the following (in millions):

	As of December 31, 2011	As of June 30, 2012
		(unaudited)
Information technology assets	$6,060	$6,869
Land and buildings	5,228	5,829
Construction in progress	2,128	2,232
Leasehold improvements	919	1,139
Furniture and fixtures	65	68

Total	14,400	16,137
Less: accumulated depreciation and amortization	4,797	5,228

Property and equipment, net	$9,603	$10,909

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	As of December 31, 2011	As of June 30, 2012
		(unaudited)
Foreign currency translation adjustment	$(148)	$(466)
Net unrealized gains on available-for-sale investments, net of taxes	327	389
Unrealized gains on cash flow hedges, net of taxes	97	161

Accumulated other comprehensive income	$276	$84

Note 8. Acquisitions

On May 22, 2012, we completed our acquisition of Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. The acquisition is expected to protect and advance our Android ecosystem and enhance competition in mobile computing. Under the transaction, we acquired all outstanding common shares of Motorola for $40 per share and all vested Motorola stock options and restricted stock units, for a total purchase price of approximately $12.4 billion in cash. In addition, we assumed $401 million of unvested Motorola stock options and restricted stock units, which will be recorded as stock-based compensation expense over the weighted-average remaining service periods of approximately 2.9 years. Transaction costs were approximately $50 million, which were recorded as general and administrative expense as incurred.

The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to certain legal matters, income taxes, and residual goodwill. Of the $12.4 billion total purchase price, $2.9 billion was cash acquired, $5.5 billion was attributed to patents and developed technology, $2.6 billion to goodwill, $730 million to customer relationships, and $670 million to other net assets acquired.

The goodwill of $2.6 billion is primarily attributed to the synergies expected to arise after the acquisition. The amount of goodwill expected to be deductible for tax purposes is zero.

Supplemental information on an unaudited pro forma basis, as if the Motorola acquisition had been consummated on January 1, 2011, is presented as follows (in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Revenues	$12,310	$13,929	$23,822	$26,379
Net income	$2,284	$2,802	$3,679	$5,490
Net income per share of Class A and Class B common stock – diluted	$7.00	$8.46	$11.26	$16.59

These pro forma results are based on estimates and assumptions, which we believe are reasonable. They are not necessarily indicative of our consolidated results of operations in future periods or the results that actually would have been realized had we been a combined company during the periods presented. The pro forma results include adjustments primarily related to amortization of acquired intangible assets, severance and benefit arrangements in connection with the acquisition, and stock-based compensation expenses for assumed unvested stock options and restricted stock units.

During the six months ended June 30, 2012, we completed 24 other acquisitions and purchases of intangible assets for a total cash consideration of approximately $458 million, of which $245 million was attributed to goodwill, $230 million to acquired intangible assets, and $17 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is zero.

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

For all acquisitions completed during the six months ended June 30, 2012, patents and developed technology have a weighted-average useful life of 9.0 years, customer relationships have a weighted-average useful life of 7.5 years and trade names and other have a weighted-average useful life of 9.3 years.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows (in millions, unaudited):

Balance as of December 31, 2011	$7,346
Goodwill acquired	2,831
Goodwill adjustment	(57)

Balance as of June 30, 2012	$10,120

As a result of the acquisition of Motorola, we have three operating segments: Google, Mobile, and Home. Amounts of goodwill allocated to the Mobile and Home segments were not material. See Note 14 for further discussion of segment information.

Information regarding our acquisition-related intangible assets is as follows (in millions):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$1,451	$698	$753
Customer relationships	1,288	573	715
Trade names and other	359	249	110

Total	$3,098	$1,520	$1,578

	As of June 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$7,127	$875	$6,252
Customer relationships	2,048	688	1,360
Trade names and other	519	269	250

Total	$9,694	$1,832	$7,862

Amortization expense of acquisition-related intangible assets was $106 million and $201 million for the three and six months ended June 30, 2011 and $193 million and $317 million for the three and six months ended June 30, 2012. As of June 30, 2012, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2012	$622
2013	1,108
2014	1,036
2015	883
2016	824
2017	780
Thereafter	2,609

$7,862

Note 10. Interest and Other Income, Net

The components of interest and other income, net, were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Interest income	$212	$180	$402	$362
Interest expense	(13)	(22)	(17)	(42)
Realized gains on available-for-sale investments, net	75	55	102	175
Foreign currency exchange losses, net	(72)	(149)	(200)	(292)
Gain on divestiture of business	0	188	0	188
Other	2	2	13	19

Interest and other income, net	$204	$254	$300	$410

Note 11. Contingencies

Legal Matters

Antitrust Investigations

On June 23, 2011, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission’s (FTC) Bureau of Competition and a subpoena from FTC’s Bureau of Consumer Protection relating to a review by the FTC of our business practices, including search and advertising. State attorneys general from the states of Texas, Ohio, and Mississippi have issued similar CIDs. We are cooperating with the FTC and the state attorneys general and are responding to their information requests.

The European Commission’s (EC) Directorate General for Competition has also opened an investigation into various antitrust-related complaints against us. On February 10, 2010, we received notification from the EC about three antitrust complaints filed by Ciao, Ejustice, and Foundem, respectively. On November 30, 2010, the EC formally opened proceedings against us. Since November 2010, 1plusV, parent company of Ejustice, and VfT, an association of business listings providers in Germany, have filed similar complaints against us. On March 31, 2011, Microsoft Corporation submitted a similar complaint to the EC against us. On the same day, the EC notified us of additional complaints filed by Elfvoetbal, Hotmaps, Interactive Lab, and nnpt.it, and on August 30, 2011 of a complaint by dealdujour.pro. In addition, in December 2011, the Spanish Association of Daily Newspaper Publishers also submitted a complaint to the EC against us. In January 2012, Twenga brought a complaint against us and, in February 2012, the German newspaper associations, Bundesverband Deutscher Zeitungsverleger (BDZV) and Verband Deutscher Zeitschriftenverleger (VDZ), also brought a complaint against us with the EC. In March and April of 2012, the EC asked us to comment on Expedia’s, Tripadvisor’s, Odigeo’s and Streetmap’s complaints against us. We believe we have adequately responded to all of the allegations made against us. We are cooperating with the EC and responding to its information requests.

Argentina’s Comision Nacional de Defensa de la Competencia, the Competition Commission of India, and the Korea Fair Trade Commission in South Korea have also opened an investigation into certain business practices.

EPA Investigation

In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data center facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. We are cooperating with the EPA and have provided documents and other materials.

Patent and Intellectual Property Claims

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, Motorola devices and YouTube, infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the ITC (U.S. International Trade Commission) has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss for a company or its suppliers in an ITC action could result in a prohibition on importing infringing products into the U.S. Since the U.S. is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the U.S. or necessitating workarounds that may limit certain features of our products.

Furthermore, many of our agreements with our customers and partners require us to indemnify them for certain intellectual property infringement claims against them, which would increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Our customers and partners may discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business.

Other

We are also regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the FTC and the EC described above), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury and other matters. Such claims, suits, government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.

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

Note 12. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Risk-free interest rate	2.5%	1.0%	2.4%	1.0%
Expected volatility	33%	29%	33%	29%
Expected life (in years)	6.2	5.3	5.8	5.3
Dividend yield	0	0	0	0
Weighted-average estimated fair value of options granted during the period	$209.97	$193.80	$210.28	$193.80

There were no stock options granted during the three months ended March 31, 2012.

The following table summarizes the activities for our stock options for the six months ended June 30, 2012:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2011	9,807,252	$357.92
Granted (2)	1,374,577	$578.12
Exercised	(734,011)	$297.48
Forfeited/canceled	(98,652)	$429.36

Balance at June 30, 2012	10,349,166	$390.77	5.7	$2,016

Vested and exercisable as of June 30, 2012	6,798,207	$333.88	4.4	$1,677
Vested and exercisable as of June 30, 2012 and expected to vest thereafter (3)	9,881,860	$385.63	5.7	$1,971

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $580.07 of our Class A common stock on June 29, 2012.
(2)	Includes options granted in connection with the acquisition of Motorola.
(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and vested and exercisable stock options at June 30, 2012:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	251,940	2.0	$27.39	251,940	$27.39	243,207	$25.28
$117.84–$198.41	348,960	2.3	$179.09	348,960	$179.09	348,960	$179.09
$205.96–$298.86	461,483	2.7	$277.11	459,762	$277.07	459,762	$277.07
$300.97–$399.00	4,937,566	4.4	$309.67	4,102,720	$309.64	4,102,720	$309.64
$401.78–$499.07	1,284,132	6.6	$443.89	841,902	$442.43	841,902	$442.43
$501.27–$595.35	1,932,984	7.8	$535.85	708,037	$527.57	708,037	$527.57
$601.17–$699.35	1,132,021	9.5	$628.94	93,539	$612.46	93,539	$612.46
$710.84	80	5.5	$710.84	80	$710.84	80	$710.84

$0.30–$710.84	10,349,166	5.7	$390.77	6,806,940	$333.56	6,798,207	$333.88

The above tables include approximately 1.4 million warrants held by selected financial institutions that were stock options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $347.61 and a weighted-average remaining life of 1.1 years.

During the six months ended June 30, 2012, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 493,534 at a total value of $132 million, or an average price of $267.73 per share, including an average premium of $11.08 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

The total grant date fair value of stock options vested during the three and six months ended June 30, 2011 was $123 million and $250 million. The total grant date fair value of stock options vested during the three and six months ended June 30, 2012 was $162 million and $288 million. The aggregate intrinsic value of all stock options and warrants exercised during the three and six months ended June 30, 2011 was $68 million and $313 million. The aggregate intrinsic value of all stock options and warrants exercised during the three and six months ended June 30, 2012 was $68 million and $232 million. These amounts do not include the aggregate sales price of stock options sold under our TSO program.

As of June 30, 2012, there was $567 million of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.4 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) for the six months ended June 30, 2012:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2011	8,822,648	$520.27
Granted(1)	5,594,051	$516.45
Vested	(1,740,221)	$491.76
Forfeited/canceled	(307,095)	$519.09

Unvested at June 30, 2012	12,369,383	$522.56

Expected to vest after June 30, 2012 (2)	10,741,572	$522.56

(1)	Includes RSUs granted in connection with the acquisition of Motorola.
(2)	RSUs expected to vest reflect an estimated forfeiture rate.

As of June 30, 2012, there was $5.5 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock Dividend

In April 2012, our board of directors approved amendments to our certificate of incorporation that would, among other things, create a new class of non-voting capital stock (Class C capital stock). The amendments authorize 3 billion shares of Class C capital stock and also increase the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our Fourth Amended and Restated Certificate of Incorporation (New Charter), the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. We have announced the intention of our board of directors to consider a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock (Dividend). The Class C capital stock will have no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock will have the same rights and privileges and rank equally, share ratably and be identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters.

The par value per share of our shares of Class A common stock and Class B common stock will remain unchanged at $0.001 per share after the Dividend. On the effective date of the Dividend, there will be a transfer between retained earnings and common stock and the amount transferred will be equal to the $0.001 par value of the Class C capital stock that is issued. We will give retroactive effect to prior period share and per share amounts in our consolidated financial statements for the effect of the Dividend, such that prior periods are comparable to current period presentation.

Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $1,564 million and $1,755 million as of December 31, 2011 and June 30, 2012. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1,350 million and $1,528 million as of December 31, 2011 and June 30, 2012. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

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

Note 14. Information about Segments and Geographic Areas

Prior to the second quarter of 2012, our chief operating decision makers (i.e., chief executive officer and his direct reports) reviewed financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. As a result of our Motorola acquisition in the second quarter of 2012, our chief operating decision makers review financial information for the following three operating segments:

•	Google – includes our advertising and other non-advertising businesses

•	Mobile – includes our mobile device business acquired from Motorola

•	Home – includes our digital set-top box business acquired from Motorola

Our chief operating decision makers do not evaluate operating segments using asset information.

The following table sets forth revenues and operating income (loss) by operating segment (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Google:
Revenues	$9,026	$10,964	$17,602	$21,609
Operating income	3,316	3,988	6,544	7,933
Mobile:
Revenues	0	843	0	843
Operating loss	0	(41)	0	(41)
Home:
Revenues	0	407	0	407
Operating income	0	3	0	3

A reconciliation of the total segment operating income to the consolidated operating income is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Total segment operating income	$3,316	$3,950	$6,544	$7,895
Unallocated items	(435)	(747)	(1,366)	(1,303)

Consolidated operating income	$2,881	$3,203	$5,178	$6,592

Unallocated items including stock-based compensation expense, a charge related to severance and benefit arrangements in connection with the Motorola acquisition, and a charge related to resolution of Department of Justice investigation, are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.

Revenues by geography are based on the billing addresses of our customers for the Google segment, and the ship-to addresses of our customers for the Mobile and the Home segments. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Revenues:
United States	$4,155	$5,696	$8,160	$10,570
United Kingdom	976	1,186	1,946	2,336
Rest of the world	3,895	5,332	7,496	9,953

Total revenues	$9,026	$12,214	$17,602	$22,859

	As of December 31, 2011	As of June 30, 2012
		(unaudited)
Long-lived assets:
United States	$15,963	$19,265
International	3,853	12,929

Total long-lived assets	$19,816	$32,194

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of our acquisition of Motorola, we also provide innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. Motorola’s integrated products and platforms deliver rich multimedia content, such as voice, video, messaging and Internet-based applications and services to multiple screens, such as mobile devices, including smartphones and media tablets, televisions and personal computers.

Our Motorola business is comprised of two segments. The Mobile segment is focused on mobile wireless devices and related products and services. The Home segment is focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services.

Recent Development

In April 2012, our board of directors approved amendments to our certificate of incorporation that would, among other things, create Class C capital stock. The amendments authorize 3 billion shares of Class C capital stock and also increase the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our New Charter, the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. We have announced the intention of our board of directors to consider a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock. The Class C capital stock will have no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock will have the same rights and privileges and rank equally, share ratably and be identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters.

How We Generate Revenue

We generate revenues from our Google business primarily by delivering online advertising, and from our Motorola business primarily by selling hardware products.

Google (Advertising and Other)

Advertising revenues made up 97% of our Google revenues for the three and six months ended June 30, 2011 and 96% of our Google revenues for the three and six months ended June 30, 2012. We derive most of our other revenues from our enterprise products, as well as our display advertising management services to advertisers, ad agencies, and publishers.

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

Motorola (Hardware and Other)

We generate revenues from our Motorola business through two segments. The Mobile segment designs, manufactures, sells and services wireless mobile devices, including smartphones and media tablets, with integrated software and accessory products, and licenses intellectual property. The Home segment designs, manufactures, sells, installs and services set-top boxes for digital and Internet protocol (IP) video, satellite and terrestrial broadcast networks, and Internet protocol television (IPTV) distribution systems, broadband access network infrastructure platforms, and associated software solutions to cable TV and telecommunication service providers.

Trends in Our Business

Advertising transactions continue to shift from offline to online as the digital economy evolves. This has contributed to the rapid growth of our business since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and it could do so in the future as a result of a number of factors, including increasing competition, our investments in new business strategies, products, services, and technologies, changes in our product mix, query growth rates and how users make queries, challenges in maintaining our growth rate as our revenues increase to higher levels, and increasing maturity of the online advertising market and other markets in which we participate. Mobile devices are also significant gateways to information now. We expect that our revenue growth rate will also be affected by evolving consumer preferences in this market, as well as advertising trends and the acceptance by mobile users of our products and services. In addition, if there is a further general economic downturn, this may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, including the amount they are willing to pay for each click or impression, which could negatively affect the growth rate of our revenues. We plan to continue to invest aggressively in our core areas of strategic focus.

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

The operating margin we realize on revenues generated from ads placed on our Google Network Members’ websites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our websites because most of the advertiser fees from ads served on Google Network Members’ websites are shared with our Google Network Members. For the past five years, growth in advertising revenues from our websites has generally exceeded that from our Google Network Members’ websites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our websites compared to the rate of growth in revenues from our Google Network Members’ websites may vary over time. Also, the margins on advertising revenues from mobile devices and other newer advertising formats are generally lower than those from desktop computers and tablets. We expect this trend to continue in the near future.

We conduct our Motorola business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles, consumer loyalty and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, changes in economic conditions, supply chain interruptions or other factors, can introduce volatility into our businesses. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world.

From an overall business perspective, we continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring in the remainder of 2012 and provide competitive compensation programs for our employees. Our full-time employee headcount was 28,768 at June 30, 2011 and 54,604 at June 30, 2012, which includes 20,293 headcount as a result of the acquisition of Motorola. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, content acquisition costs, credit card and other transaction fees, manufacturing and inventory-related costs, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.

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

Results of Operations

We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). The operating results of Motorola were included in our Consolidated Statement of Income from the acquisition date through June 30, 2012.

The following table presents our historical operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	100.0%	89.8%	100.0%	94.5%
Motorola (hardware and other)	0	10.2	0	5.5
Costs and expenses:
Cost of revenues – Google (advertising and other)	35.1	32.6	34.7	34.0
Cost of revenues – Motorola (hardware and other)	0	8.4	0	4.5
Research and development	13.7	13.0	14.0	13.2
Sales and marketing	12.1	11.7	12.0	11.8
General and administrative	7.2	8.1	7.1	7.7
Charge related to resolution of Department of Justice investigation	0	0	2.8	0

Total costs and expenses	68.1	73.8	70.6	71.2

Income from operations	31.9	26.2	29.4	28.8
Interest and other income, net	2.3	2.1	1.7	1.8

Income before income taxes	34.2	28.3	31.1	30.6
Provision for income taxes	6.4	5.5	6.6	5.8

Net income	27.8%	22.8%	24.5%	24.8%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended June 30		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Google:
Advertising revenues:
Google websites	$6,232	$7,542	$12,111	$14,854
Google Network Members’ websites	2,484	2,983	4,911	5,896

Total advertising revenues	8,716	10,525	17,022	20,750
Other revenues	310	439	580	859

Total Google revenues (advertising and other)	9,026	10,964	17,602	21,609
Motorola:
Total Motorola revenues (hardware and other)	0	1,250	0	1,250

Total revenues	$9,026	$12,214	$17,602	$22,859

The following table presents our revenues, by business, as a percentage of total revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Google (advertising and other)	100%	90%	100%	95%
Motorola (hardware and other)	0	10	0	5

Total revenues	100%	100%	100%	100%

The following table presents our Google revenues, by revenue source, as a percentage of total Google revenues for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Advertising revenues:
Google websites	69%	69%	69%	69%
Google Network Members’ websites	28	27	28	27

Total advertising revenues	97	96	97	96
Google websites as % of advertising revenues	72	72	71	72
Google Network Members’ websites as % of advertising revenues	28	28	29	28
Other revenues	3%	4%	3%	4%

Our revenues increased $3,188 million and $5,257 million from the three and six months ended June 30, 2011 to the three and six months ended June 30, 2012. These increases resulted primarily from an increase in advertising revenues generated by Google websites of $1,310 million and $2,743 million for the three and six months ended June 30, 2012. In addition, the increases were attributed to an increase in advertising revenues generated by Google Network Members’ websites of $499 million and $985 million. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the general strengthening of the U.S dollar compared to certain foreign currencies (primarily the Euro), the changes in platform mix due to traffic growth in mobile devices, where the average cost-per-click is typically lower compared to desktop computers and tablets, and the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower compared to more mature markets.

In addition, the increase in our revenues from the three and six months ended June 30, 2011 to the three and six months ended June 30, 2012 resulted from the inclusion of revenues from our Motorola business of $1.3 billion, of which $843 million was from the Mobile segment and $407 million from the Home segment.

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

Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 42% from the three months ended June 30, 2011 to the three months ended June 30, 2012 and 40% from the six months ended June 30, 2011 to the six months ended June 30, 2012. Average cost-per-click on Google websites and Google Network Members’ websites decreased approximately 16% from the three months ended June 30, 2011 to the three months ended June 30, 2012 and 14% from the six months ended June 30, 2011 to the six months ended June 30, 2012. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels, including mobile devices, also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our Google domestic and international revenues as a percentage of Google revenues, determined based on the billing addresses of our customers for our Google business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
United States	46%	46%	46%	46%
United Kingdom	11%	11%	11%	11%
Rest of the world	43%	43%	43%	43%

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers for our Google business, and shipping addresses of our customers for our Motorola business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
United States	46%	47%	46%	46%
United Kingdom	11%	10%	11%	10%
Rest of the world	43%	43%	43%	44%

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the three months ended June 30, 2011 to the three months ended June 30, 2012 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $30 million, or 2.6%, higher and our revenues from the rest of the world would have been approximately $349 million, or 6.6%, higher in the three months ended June 30, 2012. This is before consideration of hedging gains of $7 million and $74 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended June 30, 2012.

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the six months ended June 30, 2011 to the six months ended June 30, 2012 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $26 million, or 1.1%, higher and our revenues from the rest of the world would have been approximately $420 million, or 4.3%, higher in the six months ended June 30, 2012. This is before consideration of hedging gains of $11 million and $107 million recognized to revenues from the United Kingdom and the rest of the world in the six months ended June 30, 2012.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, amortization of acquired intangible assets, credit card and other transaction fees related to processing customer transactions, manufacturing and inventory-related costs, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or on a straight-line basis, whichever is greater, over the terms of the agreements.

The following tables present our cost of revenues and cost of revenues as a percentage of revenues by business, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues in the Google business, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Cost of revenues – Google (advertising and other)	$3,172	$3,984	$6,107	$7,773
Cost of revenues – Motorola (hardware and other)	0	1,029	0	1,029

Total cost of revenues	$3,172	$5,013	$6,107	$8,802

Cost of revenues – Google (advertising and other) as a percentage of Google revenues	35.1%	36.3%	34.7%	36.0%
Cost of revenues – Motorola (hardware and other) as a percentage of Motorola revenues	0	82.3%	0	82.3%

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$1,755	$2,093	$3,455	$4,135
Traffic acquisition costs related to distribution arrangements	355	507	693	975

Traffic acquisition costs	$2,110	$2,600	$4,148	$5,110

Traffic acquisition costs as a percentage of advertising revenues in the Google business	24.2%	24.7%	24.4%	24.6%

Cost of revenues increased $1,841 million from the three months ended June 30, 2011 to the three months ended June 30, 2012. The increase was primarily related to the inclusion of cost of revenues from our Motorola business of $1,029 million. Additionally, there was an increase in traffic acquisition costs of $338 million resulting from more advertiser fees generated through our AdSense program and an increase in traffic acquisition costs of $152 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. In addition, there was an increase in data center costs of $152 million primarily resulting from the depreciation of additional information technology assets and an increase in labor, energy, and bandwidth costs, and an increase in content acquisition costs of $91 million primarily related to content displayed on YouTube.

Cost of revenues increased $2,695 million from the six months ended June 30, 2011 to the six months ended June 30, 2012. The increase was primarily related to the inclusion of cost of revenues from our Motorola business of $1,029 million. Additionally, there was an increase in traffic acquisition costs of $680 million resulting from more advertiser fees generated through our AdSense program and an increase in traffic acquisition costs of $282 million from our distribution arrangements as a result of more traffic directed to our websites, as well as more distribution fees paid. In addition, there was an increase in data center costs of $399 million primarily resulting from the depreciation of additional information technology assets and an increase in labor, energy, and bandwidth costs, and an increase in content acquisition costs of $173 million primarily related to content displayed on YouTube.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2012 and in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, manufacturing and inventory-related costs, content acquisition costs, credit card and other transaction fees, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Research and development expenses	$1,234	$1,585	$2,456	$3,026
Research and development expenses as a percentage of revenues	13.7%	13.0%	14.0%	13.2%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as incurred.

Research and development expenses increased $351 million from the three months ended June 30, 2011 to the three months ended June 30, 2012, which includes $143 million related to Motorola. The remaining increase of $208 million was primarily due to an increase in labor and facilities-related costs of $112 million, largely as a result of a 13% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $32 million.

Research and development expenses increased $570 million from the six months ended June 30, 2011 to the six months ended June 30, 2012, which includes $143 million related to Motorola. The remaining increase of $427 million was primarily due to an increase in labor and facilities-related costs of $208 million, largely as a result of a 13% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $94 million.

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

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Sales and marketing expenses	$1,091	$1,433	$2,117	$2,702
Sales and marketing expenses as a percentage of revenues	12.1%	11.7%	12.0%	11.8%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $342 million from the three months ended June 30, 2011 to the three months ended June 30, 2012, which includes $147 million related to Motorola. The remaining increase of $195 million was primarily due to an increase in labor and facilities-related costs of $112 million, largely as a result of an 18% increase in sales and marketing headcount, as well as an increase in advertising and promotional expenses of $39 million. In addition, there was an increase in stock-based compensation expense of $27 million.

Sales and marketing expenses increased $585 million from the six months ended June 30, 2011 to the six months ended June 30, 2012, which includes $147 million related to Motorola. The remaining increase of $438 million was primarily due to an increase in labor and facilities-related costs of $227 million, largely as a result of an 18% increase in sales and marketing headcount, as well as an increase in advertising and promotional expenses of $117 million. In addition, there was an increase in stock-based compensation expense of $46 million.

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

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
General and administrative expenses	$648	$980	$1,244	$1,737
General and administrative expenses as a percentage of revenues	7.2%	8.1%	7.1%	7.7%

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

General and administrative expenses increased $332 million from the three months ended June 30, 2011 to the three months ended June 30, 2012, which includes $164 million related to Motorola, of which $119 million was a charge related to severance and benefit arrangements. The remaining increase of $168 million was primarily due to an increase in fees for professional services of $63 million, the majority of which was related to legal costs, as well as an increase in amortization of intangible assets of $48 million. In addition, there was an increase in stock-based compensation expense of $28 million.

General and administrative expenses increased $493 million from the six months ended June 30, 2011 to the six months ended June 30, 2012, which includes $164 million related to Motorola, of which $119 million was a charge related to severance and benefit arrangements. The remaining increase of $329 million was primarily due to an increase in fees for professional services of $105 million, the majority of which was related to legal costs, an increase in labor and facilities-related costs of $68 million, primarily as a result of a 22% increase in general and administrative headcount, as well as an increase in amortization of intangible assets of $63 million. In addition, there was an increase in stock-based compensation expense of $46 million.

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2012 and in future periods.

Charge Related to the Resolution of Department of Justice Investigation

In connection with a resolution of an investigation by the United States Department of Justice into the use of Google advertising by certain advertisers, we accrued $500 million during the first quarter of 2011, which was paid in August 2011 upon final resolution of that matter.

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Stock-based compensation	$435	$658	$866	$1,214
Stock-based compensation as a percentage of revenues	4.8%	5.4%	4.9%	5.3%

Stock-based compensation increased $223 million and $348 million from the three and six months ended June 30, 2011 to the three and six months ended June 30, 2012. This increase was primarily due to additional stock awards issued to existing and new employees, as well as awards issued in connection with the acquisition of Motorola.

We estimate stock-based compensation to be approximately $2.6 billion in 2012 and $4.7 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after June 30, 2012 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net

Interest and other income, net, increased $50 million from the three months ended June 30, 2011 to the three months ended June 30, 2012. This increase was primarily driven by a gain on divestiture of business of $188 million, partially offset by an increase in foreign currency exchange loss of $77 million, a decrease in interest income of $32 million, and a decrease in realized gains on investments of $20 million.

Interest and other income, net, increased $110 million from the six months ended June 30, 2011 to the six months ended June 30, 2012. This increase was primarily driven by a gain on divestiture of business of $188 million, an increase in realized gains on investments of $73 million, partially offset by an increase in foreign currency exchange loss of $92 million, a decrease in interest income of $40 million, and an increase in interest expenses of $25 million.

The costs of our foreign exchange hedging activities that we recognized to interest and other income, net, are primarily a function of the notional amount of the option and forward contracts and their related duration, and the movement of the foreign exchange rates relative to the strike prices of the contracts, as well as the volatility of the foreign exchange rates.

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in the remainder of 2012 and in future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and the effective tax rate for the periods presented (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
	(unaudited)
Provision for income taxes	$580	$672	$1,174	$1,327
Effective tax rate	18.8%	19.4%	21.4%	19.0%

Our provision for income taxes increased from the three months ended June 30, 2011 to the three months ended June 30, 2012, primarily as a result of increases in federal income taxes, driven by higher taxable income year over year. Our effective tax rate increased from the three months ended June 30, 2011 to the three months ended June 30, 2012, primarily as a result of the expiration of Federal research credit in 2011.

Our provision for income taxes increased from the six months ended June 30, 2011 to the six months ended June 30, 2012, primarily as a result of increases in federal income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from the six months ended June 30, 2011 to the six months ended June 30, 2012, primarily as a result of a discrete item recognized related to an investigation by the Department of Justice in the three months ended March 31, 2011.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Six Months Ended June 30,
	2011	2012
	(unaudited)
Net cash provided by operating activities	$6,691	$7,946
Net cash used in investing activities	(11,035)	(4,235)
Net cash provided by financing activities	847	1,869

At June 30, 2012, we had $43.1 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments and municipalities in the U.S., corporate securities, and mortgage-backed securities.

As of June 30, 2012, $27.3 billion of the $43.1 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At June 30, 2012, we had unused letters of credit for approximately $39 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have established a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of June 30, 2012, we had $2.8 billion of outstanding commercial paper recorded as short-term debt, with a weighted-average interest rate of 0.1% that matures at various dates through September 2012. Average commercial paper borrowings during the three months ended June 30, 2012 were $2.5 billion, and the maximum amount of commercial paper borrowings outstanding during the three months ended June 30, 2012 was $2.8 billion. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring in July 2016. Interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2012, we were in compliance with the financial covenant in this credit facility and no amounts were outstanding.

Additionally, as of June 30, 2012, we had a $468 million secured promissory note outstanding recorded as short-term debt, with an interest rate of 1.0% that matures in December 2012.

In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. As of June 30, 2012, the total carrying value and estimated fair value of these notes were $3.0 billion and $3.2 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of June 30, 2012. We are not subject to any financial covenants under the notes.

Cash Provided by Operating Activities

Cash provided by operating activities consists of net income adjusted for certain non-cash items, primarily including amortization, depreciation, deferred income taxes, excess tax benefits from stock-based award activities, and stock-based compensation expense, as well as gain on divestiture of business and the effect of changes in working capital and other activities.

Cash provided by operating activities in the six months ended June 30, 2012 was $7,946 million and consisted of net income of $5,675 million, adjustments for non-cash items of $2,099 million, a gain on divestiture of business of $188 million and cash used in working capital and other activities of $16 million. Adjustments for non-cash items primarily consisted of $1,214 million of stock-based compensation expense, $851 million of depreciation and amortization expense on property and equipment, $330 million of amortization of intangible and other assets, and $191 million of deferred income taxes. In addition, the decrease in cash from changes in working capital activities primarily consisted of an increase in prepaid revenue share, expenses, and other assets of $1,188 million and a decrease in accrued expenses and other liabilities of $243 million. These decreases were partially offset by a net increase in income taxes payable and deferred income taxes of $1,169 million and a decrease in inventories of $170 million.

Cash provided by operating activities in the six months ended June 30, 2011 was $6,691 million and consisted of net income of $4,304 million, adjustments for non-cash items of $2,208 million, and cash provided by working capital and other activities of $179 million. Adjustments for non-cash items primarily consisted of $866 million of stock-based compensation expense, $648 million of depreciation and amortization expense on property and equipment, $464 million of deferred income taxes, and $208 million of amortization of intangible and other assets. In addition, the increase in cash from changes in working capital activities primarily consisted of an increase in accrued expenses and other liabilities of $297 million primarily due to a charge recorded related to a potential resolution of an investigation by the Department of Justice, an increase in accounts payable of $77 million primarily a result of the growth of our business, and an increase in deferred revenue of $69 million. These increases were partially offset by an increase in prepaid revenue share, expenses and other assets of $148 million and a net decrease in income taxes payable and deferred income taxes of $98 million. The decrease in income taxes payable and deferred income taxes reflected primarily increased estimated income taxes paid during the second quarter of 2011 with respect to the year ended December 31 2011, partially offset by additional tax obligations accrued.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash Used In Investing Activities

Cash used in investing activities in the six months ended June 30, 2012 of $4,235 million was primarily attributable to $12.4 billion paid in connection with the acquisition of Motorola, net of $2.9 billion of cash acquired, and capital expenditures of $1,381 million related primarily to our facilities, data centers, and related equipment. These decreases were partially offset by net maturities and sales of marketable securities of $7,115 million. Also, in connection with our securities lending program, there was a decrease in investments in reverse repurchase agreements of $270 million and a cash collateral return of $91 million.

Cash used in investing activities in the six months ended June 30, 2011 of $11.0 billion was primarily attributable to net purchases of marketable securities of $7,328 million, capital expenditures of $1,807 million related principally to our facilities, data centers and related equipment, and cash consideration used in acquisitions and other investments of $1,206 million, including $676 million paid in connection with the acquisition of ITA. Also, in connection with our securities lending program, we returned $424 million of cash collateral and invested $270 million in certain reverse repurchase agreements.

In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we expect to make significant investments in our systems, data centers, corporate facilities, and information technology infrastructure in the remainder of 2012 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.

Cash Provided by Financing Activities

Cash provided by financing activities in the six months ended June 30, 2012 of $1,869 million was primarily driven by net proceeds of $1,998 million from short-term debt issued under our commercial paper program. This was partially offset by net payments for stock-based award activities of $184 million.

Cash provided by financing activities in the six months ended June 30, 2011 of $847 million was primarily driven by net proceeds of $726 million of debt issued and stock-based award activities of $88 million.

Contractual Obligations

We recorded long-term taxes payable of $205 million in the six months ended June 30, 2012 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock award activities, and research and experimentation tax credits. The effective tax rates were 18.8% and 19.4% for the three months ended June 30, 2011 and 2012 and 21.4% and 19.0% for the six months ended June 30, 2011 and 2012. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, tax, labor and employment disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See Note 11 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

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

At December 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.8 billion (or approximately $3.8 billion) and $232 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.4 billion (or approximately $2.2 billion) and $80 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$504 million (or approximately $490 million) and $17 million. At June 30, 2012, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €3.8 billion (or approximately $4.9 billion) and $303 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.7 billion (or approximately $2.6 billion) and $73 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$615 million (or approximately $591 million) and $14 million. These foreign exchange option contracts have maturities of 36 months or less. We may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $244 million lower at June 30, 2012, and the total amount of expense recorded as interest and other income, net, would have been approximately $103 million higher in the three months ended June 30, 2012. If the U.S. dollar strengthened by 20%, the amount recorded in AOCI before tax effect would have been approximately $1.5 billion higher at June 30, 2012, and the total amount of expense recorded as interest and other income, net, would have been approximately $161 million higher in the three months ended June 30, 2012.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro and the British pound. Our foreign subsidiaries primarily conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary.

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.3 billion and $3.1 billion at December 31, 2011 and June 30, 2012. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $472 million and $453 million at December 31, 2011 and June 30, 2012. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €711 million (or approximately $929 million) and €786 million (or approximately $979 million) at December 31, 2011 and June 30, 2012. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €10 million (or approximately $12 million) at June 30, 2012 and no such contracts were outstanding at December 31, 2011.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $27 million and $38 million at December 31, 2011 and June 30, 2012. The adverse impact at December 31, 2011 and June 30, 2012 is after consideration of the offsetting effect of approximately $503 million and $635 million from foreign exchange contracts in place for the months of December 2011 and June 2012. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

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

During the second quarter of 2012, we began to hedge the variability of forecasted interest payments using forward-starting interest swaps. The total notional amount of these swaps was $1.0 billion as of June 30, 2012, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These forward-starting interest swaps effectively fix the benchmark interest rate on an anticipated debt issuance of $1.0 billion in 2014, and they will be terminated upon issuance of the debt.

When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest swaps. We manage market risk by matching the terms of the swaps with the critical terms of the expected debt issuance.

We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $934 million and $860 million at December 31, 2011 and June 30, 2012, after taking into consideration of the offsetting effect from interest rate derivative contracts outstanding as of December 31, 2011 and June 30, 2012. A hypothetical 1.00% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting interest swaps of approximately $106 million at June 30, 2012.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our material pending legal proceedings, please refer to Note 11 “Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

Our business is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting user needs, and frequent introductions of new products and services. Our ability to compete successfully depends heavily on providing products and services that make using the internet a more useful and enjoyable experience for our users and delivering innovative products and technologies to the marketplace. With our acquisition of Motorola, the competitive pressure to innovate will now encompass a wider range of products and services, including products and services that may be outside of our historical core business.

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

We have invested and expect to continue to invest in new business strategies, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

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

•

Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition and antitrust laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition.

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

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize.

We generate a significant portion of our revenues from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 96% of Google revenues from our advertisers in 2011 and in the six months ended June 30, 2012. Following our acquisition of Motorola, we still expect a significant portion of our revenues to come from advertising. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.

Our revenue growth rate could decline over time as a result of a number of factors, including increasing competition, changes in our product mix, query growth rates and how users make queries, the challenges in maintaining our growth rate as our revenues increase to higher levels, the increasing maturity of the online advertising market and the other markets in which we participate and the success of our investments in new business strategies, products, services, and technologies, such as our acquisition of Motorola.

The revenue growth rate of our Motorola business will also depend on a number of factors, including our reliance on several large customers, the absence of long-term exclusivity arrangements with such customers, our ability to gain significant market share in the mobile devices space, our reliance on third-party distributors, representatives and retailers to sell certain of its products and the successful implementation of our product and operating system strategies. Furthermore, industry consolidation in the telecommunications and cable industries could negatively impact Motorola’s business because there would be fewer network operators and it could be more difficult to replace any lost customers. Any of these factors could have a negative impact on Motorola’s business and have an adverse effect on our consolidated financial results.

We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including Motorola. For instance, our operating margin will experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members’ websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. Both the margin on revenues we generate from our Google Network Members and the margin on revenues from our Motorola business is significantly less than the margin on revenues we generate from advertising on our websites. Also, the margins on advertising revenues from mobile devices and newer advertising formats are generally less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.

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

We are regularly subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the FTC and the EC), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Our acquisition of Motorola also exposes us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our Motorola business faces intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell Motorola products.

Such claims, suits, government investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, such legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or product recalls or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, Google Network Members, and other partners.

The brand identity that we have developed has significantly contributed to the success of our business. Maintaining and enhancing the “Google” brand is critical to expanding our base of users, advertisers, Google Network Members, and other partners. We believe that the importance of brand recognition will increase due to the relatively low barriers to entry in the internet market. Our brand may be negatively impacted by a number of factors, including data protection and security issues, service outages, and product malfunctions. If we fail to maintain and enhance the “Google” brand, or if we incur excessive expenses in this effort, our business, operating results, and financial condition will be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to be a technology leader and continue to provide high-quality innovative products and services, which we may not do successfully.

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

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Motorola, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Third parties have also sought broad injunctive relief against Motorola by filing claims in the U.S. International Trade Commission (ITC) for exclusion and cease and desist orders, which could limit our ability to sell Motorola products in the U.S. or elsewhere if our products or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. Adverse results in any of these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

In addition, many of our agreements with our customers and partners, including certain suppliers, require us to indemnify them for certain intellectual property infringement claims against them, which could increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Such customers and partners may also discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Moreover, supplier provided intellectual property indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from malfunctioning products.

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

We also seek to maintain certain intellectual property as trade secrets. The secrecy could be compromised by outside parties, or by our employees, which could cause us to lose the competitive advantage resulting from these trade secrets.

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

The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with some alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. As new devices and new platforms are continually being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on these alternative devices and we may need to devote significant resources to the creation, support, and maintenance of such devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices, we will fail to capture a significant share of an increasingly important portion of the market for online services, which could adversely affect our business.

Privacy concerns relating to our technology could damage our reputation and deter current and potential users from using our products and services.

From time to time, concerns have been expressed by regulators and others about whether our products, services, or processes compromise the privacy of users and others. Concerns about, or regulatory actions involving our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect operating results. While we strive to comply with all applicable data protection laws and regulations, as well as our own posted privacy policies, the failure or perceived failure to comply may result, and in some cases has resulted, in inquiries and other proceedings or actions against us by government entities or others, or could cause us to lose users and customers, which could potentially have an adverse effect on our business.

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

With our acquisition of Motorola, we face a number of manufacturing and supply chain risks that, if not properly managed, could adversely impact our financial results and prospects.

With our acquisition of Motorola, we face a number of risks related to manufacturing and supply chain management. For instance, the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. If the quality of our Motorola products does not meet our customers’ expectations or our products are found to be defective, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.

We rely on third parties to manufacture many of Motorola’s assemblies and finished products, and we have third-party arrangements for the design of some components and parts. Our Motorola business could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other materials terms of our arrangements with them.

Motorola, like many electronics manufacturers, has also experienced supply shortages and price increases in the past driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business condition of its suppliers. Workaround plans to address shortages have entailed in the past, and could entail in the future, increased freight costs for expedited shipments. We cannot assure you that we will not experience shortages or other supply chain disruptions in the future or that they will not negatively impact our operations. In addition, some of the components we use in our Motorola products are available only from a single source or limited sources, and we cannot assure you that we would be able to find replacement vendors on favorable terms or at all in the event of a supply chain disruption.

Additionally, because many of our supply contracts have volume-based pricing or minimum purchase requirements, if the volume of our Motorola sales decreases or does not reach projected targets, we could face increased materials and manufacturing costs or other financial liabilities that could make our Motorola products more costly per unit to manufacture and therefore less competitive and negatively impact our financial results. Further, certain of our competitors may negotiate more favorable contractual terms based on volume and other commitments that may provide them with competitive advantages and may impact our supply.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. While final rules are not yet implemented, these rules could limit the pool of suppliers who can provide us DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in our products.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of users’ and customers’ proprietary information, and security breaches expose us to a risk of loss of this information, litigation, and potential liability. We experience cyber attacks of varying degrees on a regular basis, and as a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users’ or customers’ data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

Web spam and content farms could decrease our search quality, which could damage our reputation and deter our current and potential users from using our products and services.

“Web spam” refers to websites that attempt to violate a search engine’s quality guidelines or that otherwise seek to rank higher in search results than a search engine’s assessment of their relevance and utility would rank them. Although English-language web spam in our search results has been significantly reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek ways to improve their rankings inappropriately. We continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. We face challenges from low-quality and irrelevant content websites, including “content farms,” which are websites that generate large quantities of low-quality content to help them improve their search rankings. We are continually launching algorithmic changes focused on low-quality websites. If web spam and content farms continue to increase on Google, this could hurt our reputation for delivering relevant information or reduce user traffic to our websites. In addition, as we continue to take actions to improve our search quality and reduce low-quality content, this may in the short run reduce our AdSense revenues, since some of these websites are AdSense partners.

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

Our international operations expose us to additional risks that could harm our business, operating results, and financial condition.

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 54% of our consolidated revenues in 2011 and in the six months ended June 30, 2012, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

Our Motorola business also has many manufacturing, research and development, administrative and sales facilities outside the U.S., and more than half of our Motorola employees are employed outside the U.S. Most of our Motorola suppliers’ operations are outside the U.S. and nearly all of our Motorola products (other than some prototypes) are manufactured outside the U.S., primarily in China, Taiwan and Brazil. If our manufacturing in these regions is disrupted, our overall capacity could be significantly reduced and sales or profitability could be negatively impacted. We require these suppliers and business partners to operate in compliance with applicable laws, regulations and company policies regarding workplace and employment practices, environmental compliance and intellectual property licensing, but we do not control them or their practices. If one of these suppliers or business partners violates labor or other laws or implements practices that are regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If one of our suppliers or business partners fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the salability of our products and expose us to financial obligations to third parties. Any of these events could have a negative impact on our financial results and prospects.

Moreover, in connection with our operations in Brazil, we have had and continue to have legal disputes and controversies, including tax, labor and trade compliance controversies and other legal matters that take many years to resolve. We incur legal and other costs in managing and defending these matters and expect to continue to incur such costs. Based on our assessment of these matters, we have recorded reserves on only a small portion of the total potential exposure. It is, however, very difficult to predict the outcome of legal disputes and controversies, including litigation, in Brazil and our ultimate exposure may be greater than our current assessments and related reserves.

In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:

•	Changes in local political, economic, social, and labor conditions, which may adversely harm our business.

•	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

•

Import and export requirements, tariffs, trade disputes and barriers, and customs classifications that may prevent us from offering products or providing services to a particular market and may increase our operating costs.

•	Potential injunctions from importation into the U.S. of our Motorola products manufactured outside the U.S. in an ITC matter.

•	Longer payment cycles in some countries, increased credit risk, and higher levels of payment fraud.

•	Still developing foreign laws and legal systems.

•	Uncertainty regarding liability for services and content, including uncertainty as a result of local laws and lack of legal precedent.

•

Different employee/employer relationships, existence of workers’ councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

•	Natural disasters, military or political conflicts, including war and other hostilities, and public health issues and outbreaks.

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

Furthermore, our Motorola business has had, and continues to have, a policy requiring our suppliers, business partners and customers to operate in compliance with applicable laws, rules and regulations and Motorola’s code of business conduct regarding working conditions, employment practices, environmental compliance and trademark and copyright licensing. However, we do not control their labor and other business practices. If one of our suppliers violates labor or other laws or implements labor or other business practices that are regarded as unethical, the shipment of finished products to us could be interrupted, orders could be canceled, relationships could be terminated and our reputation could be damaged. If one of our suppliers fails to procure necessary license rights to trademarks, copyrights or patents owned by third parties, legal action could be taken against us that could impact the salability of our products and expose us to financial obligations to third parties. Any of these events could have an adverse effect on our revenues and results of operations and harm our brand.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and satisfy existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on our websites and our Google Network Members’ websites.

•	Our ability to attract advertisers to our AdWords program, and our ability to attract websites to our AdSense program.

•

The mix in our revenues between those generated on our websites and those generated through our Google Network and other factors, such as changes in product mix and the geographic mix of our revenues that can affect revenue growth rates and margins.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects, including new business strategies and new products, services, technologies and acquisitions.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources, such as Google Wallet.

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

Motorola could be subject to significant liability under a Tax Sharing Agreement with Motorola Solutions Inc. (Motorola Solutions) if the Merger or subsequent transactions were to cause the spinoff of Motorola from Motorola Solutions (the Spinoff) to fail to qualify as a tax-free reorganization for U.S. federal income tax purposes.

In connection with the Spinoff, Motorola and Motorola Solutions entered into a Tax Sharing Agreement (the Tax Sharing Agreement) under which Motorola agreed not to take any of certain actions during the two-year period ending January 4, 2013, without the receipt of a private letter ruling from the Internal Revenue Service or an opinion of tax counsel, in either case acceptable to Motorola Solutions in its discretion, to the effect that such action will not affect the tax-free status of the Spinoff and certain related transactions (or the waiver by Motorola Solutions of the requirement to obtain the private letter ruling or opinion of tax counsel). Wachtell, Lipton, Rosen & Katz issued an opinion to Motorola and to Motorola Solutions, dated August 14, 2011, to the effect that, based on representations made by Motorola and Motorola Solutions and subject to the limitations and qualifications set out in the opinion, the acquisition of Motorola will not affect the tax-free status of the Spinoff and certain related transactions. Motorola Solutions accepted that opinion as satisfying the requirements of the Tax Sharing Agreement with respect to the acquisition.

Notwithstanding acceptance of the opinion by Motorola Solutions, under the Tax Sharing Agreement, which remains in effect, Motorola must indemnify Motorola Solutions and its affiliates against any and all tax-related liabilities incurred by them relating to the Spinoff and certain related transactions to the extent caused by Motorola. This obligation is not capped and could subject Motorola to substantial liabilities. Moreover, restrictions under the Tax Sharing Agreement may limit our ability to pursue strategic transactions with respect to Motorola’s stock or assets, or to engage in new business or other transactions intended to maximize the value of Motorola’s business.

Risks Related to Ownership of Our Stock

The trading price for our Class A common stock may continue to be volatile, and if the shares of the new class of non-voting Class C capital stock are distributed as expected, the trading price of that class may also be volatile and may affect the trading price for the Class A common stock.

The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from July 1, 2011 through June 30, 2012, the closing price of our Class A common stock ranged from $490.92 per share to $668.28 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

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

In addition, our board of directors approved amendments to our certificate of incorporation in April 2012 that would, among other things, create a new class of non-voting capital stock, known as Class C capital stock. The amendments authorize 3 billion shares of Class C capital stock and also increase the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our new certificate of incorporation, the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. We have announced the intention of our board of directors to consider a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock.

Although we plan to list the Class C capital stock on The Nasdaq Stock Market, we cannot predict whether, or to what extent, a liquid trading market will develop for the Class C capital stock. If it does not or if the Class C capital stock is not attractive to targets as an acquisition currency or to our employees as an incentive, we may not achieve our objectives in creating this new class. As in the case of the Class A common stock, the trading price for the Class C capital stock may also be volatile and affected by the factors noted above, as well as by the difference in voting rights as between the Class A common stock and the Class C capital stock, the volume of Class C capital stock available for public sale and sales by us and our stockholders of Class C capital stock, including by institutional investors that may be unwilling, unable or choose not to hold non-voting shares they receive as part of the stock dividend, if it is declared and paid. Whether or not the Class C capital stock is included in stock indices in the future may also affect the trading prices of the Class A common stock and the Class C capital stock.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2012, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 66% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, as noted above, the creation of the Class C capital stock was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012 and we have announced the intention of our board of directors to consider a stock dividend of shares of this new class. Because the Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

This concentrated control limits or severely restricts our stockholders’ ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock and, if issued, our Class C capital stock could be adversely affected.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•

Our certificate of incorporation provides for a dual class common stock structure. As a result of this structure, Larry, Sergey, and Eric have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change of control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class C capital stock could have the effect of prolonging the influence of Larry, Sergey, and Eric.

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

Results of Google’s Transferable Stock Option (TSO) Program

Under our TSO program, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options using the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended June 30, 2012 (unaudited):

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
April 1-30	51,962	$13,246	$680	$365.58	$254.91	$13.08
May 1-31	157,087	43,722	1,251	341.21	278.33	7.97
June 1-30	0	0	0	0	0	0

Total (except weighted-average per share amounts)	209,049	$56,968	$1,931	$347.27	$272.51	$9.24

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

In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt). The following table provides information with respect to sales by our executive officers of TSOs during the three months ended June 30, 2012 (unaudited):

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Nikesh Arora	3,195	$959	$2
Patrick Pichette	9,291	1,813	302

Total	12,486	$2,772	$304

ITEM 5.	OTHER INFORMATION

On July 18, 2012, Google’s board of directors approved the adoption of Google’s Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.02 to this Form 10-Q. Google’s Bylaws were amended to make certain technical and administrative changes.

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

GOOGLE INC.

Date: July 24, 2012	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

3.01	*	Fourth Amended and Restated Certificate of Incorporation of Google Inc., as filed on June 22, 2012

3.02	*	Amended and Restated Bylaws of Google Inc., effective as of July 18, 2012

10.01		Agreement dated April 27, 2012, between Nikesh Arora and Google Inc.	Current Report on Form 8-K (File No. 00050726)	April 30, 2012

10.02		Google Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 00050726)	June 26, 2012

10.03		Google Inc. 2012 Incentive Compensation Plan for Employees and Consultants of Motorola Mobility	Current Report on Form 8-K (File No. 00050726)	June 26, 2012

10.04		Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan	Registration Statement on Form S-8 (File No. 333-181661)	May 24, 2012

12	*	Computation of Ratio of Earnings to Fixed Charges

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

‡	Furnished herewith.