Form 10-Q
period 2012-09-30
Google Inc.
filed 2012-10-30
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

At October 15, 2012, there were 264,956,901 shares of Google’s Class A common stock outstanding and 63,637,291 shares of Google’s Class B common stock outstanding.

Google Inc.

Form 10-Q

For the Quarterly Period Ended September 30, 2012

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success and trends in our business;

•	seasonal fluctuations in internet usage and traditional retail seasonality, which are likely to cause fluctuations in our quarterly results;

•	our plans to continue to invest in systems, facilities, infrastructure, and our hiring, provide competitive compensation programs, and continue our current pace of acquisitions;

•	the potential for declines in our revenue growth rate;

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

	As of December 31, 2011	As of September 30, 2012
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,983	$16,260
Marketable securities	34,643	29,464

Total cash, cash equivalents, and marketable securities (including securities loaned of $2,778 and $2,861)	44,626	45,724
Accounts receivable, net of allowance of $133 and $560	5,427	7,259
Inventories	35	618
Receivable under reverse repurchase agreements	745	550
Deferred income taxes, net	215	230
Prepaid revenue share, expenses and other assets	1,710	2,440

Total current assets	52,758	56,821
Prepaid revenue share, expenses and other assets, non-current	499	2,206
Non-marketable equity securities	790	1,063
Property and equipment, net	9,603	11,401
Intangible assets, net	1,578	7,754
Goodwill	7,346	10,485

Total assets	$72,574	$89,730

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$588	$2,233
Short-term debt	1,218	3,218
Accrued compensation and benefits	1,818	1,926
Accrued expenses and other current liabilities	1,370	3,313
Accrued revenue share	1,168	1,108
Securities lending payable	2,007	1,686
Deferred revenue	547	905
Income taxes payable, net	197	45

Total current liabilities	8,913	14,434
Long-term debt	2,986	2,988
Deferred revenue, non-current	44	100
Income taxes payable, non-current	1,693	2,034
Deferred income taxes, net, non-current	287	1,461
Other long-term liabilities	506	685
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized (Class A 6,000,000, Class B 3,000,000) and 12,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000); 324,895 (Class A 257,553, Class B 67,342) and par value of $325 (Class A $258, Class B $67) and 328,552 (Class A 264,515, Class B 64,037) and par value of $329 (Class A $265, Class B $64) shares issued and outstanding	20,264	22,204
Class C capital stock, $0.001 par value per share: 3,000,000 shares authorized; no shares issued and outstanding	0	0
Accumulated other comprehensive income	276	368
Retained earnings	37,605	45,456

Total stockholders’ equity	58,145	68,028

Total liabilities and stockholders’ equity	$72,574	$89,730

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Revenues:
Google (advertising and other)	$9,720	$11,526	$27,322	$33,135
Motorola (hardware and other)	0	2,575	0	3,825

Total revenues	$9,720	$14,101	$27,322	$36,960

Costs and expenses:
Cost of revenues – Google (advertising and other) (1)	3,378	4,440	9,485	12,213
Cost of revenues – Motorola (hardware and other) (1)	0	2,114	0	3,143
Research and development (1)	1,404	2,009	3,861	5,035
Sales and marketing (1)	1,204	1,760	3,322	4,462
General and administrative(1)	676	1,042	1,919	2,779
Charge related to the resolution of Department of Justice investigation	0	0	500	0

Total costs and expenses	6,662	11,365	19,087	27,632

Income from operations	3,058	2,736	8,235	9,328
Interest and other income, net	302	63	602	473

Income before income taxes	3,360	2,799	8,837	9,801
Provision for income taxes	631	623	1,804	1,950

Net income	$2,729	$2,176	$7,033	$7,851

Net income per share of Class A and Class B common stock:
Basic	$8.44	$6.64	$21.82	$24.05

Diluted	$8.33	$6.53	$21.53	$23.69

(1) Includes stock-based compensation expense as follows:

Cost of revenues – Google (advertising and other)	$72	$103	$172	$259
Cost of revenues – Motorola (hardware and other)	0	8	0	13
Research and development	311	378	795	968
Sales and marketing	104	155	256	372
General and administrative	84	118	214	364

	$571	$762	$1,437	$1,976

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Net income	$2,729	$2,176	$7,033	$7,851
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(328)	220	129	(98)
Available-for-sale investments:
Change in net unrealized gains	10	198	175	408
Less: reclassification adjustment for net gains included in net income	(91)	(21)	(170)	(169)

Net change (net of tax effect of $35, $73, $33, and $83)	(81)	177	5	239

Cash flow hedges:
Change in net unrealized gains	39	(74)	(27)	65
Less: reclassification adjustment for net gains included in net income	(1)	(39)	(13)	(114)

Net change (net of tax effect of $23, $67, $32, and $29)	38	(113)	(40)	(49)

Other comprehensive income (loss)	(371)	284	94	92

Comprehensive income	$2,358	$2,460	$7,127	$7,943

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Nine Months Ended September 30,
	2011	2012
	(unaudited)
Operating activities
Net income	$7,033	$7,851
Adjustments:
Depreciation and amortization of property and equipment	1,011	1,358
Amortization of intangible and other assets	337	651
Stock-based compensation expense	1,437	1,976
Excess tax benefits from stock-based award activities	(61)	(113)
Deferred income taxes	526	23
Gain on divestiture of business	0	(188)
Other	3	(24)
Changes in assets and liabilities, net of effects of acquisitions and divestiture:
Accounts receivable	(247)	(228)
Income taxes, net	268	1,336
Inventories	(18)	188
Prepaid revenue share, expenses and other assets	(128)	(1,215)
Accounts payable	72	(274)
Accrued expenses and other liabilities	255	484
Accrued revenue share	70	(57)
Deferred revenue	83	182

Net cash provided by operating activities	10,641	11,950

Investing activities
Purchases of property and equipment	(2,487)	(2,253)
Purchases of marketable securities	(43,693)	(24,246)
Maturities and sales of marketable securities	33,107	29,800
Investments in non-marketable equity securities	(358)	(246)
Cash collateral related to securities lending	694	(321)
Investments in reverse repurchase agreements	(395)	195
Acquisitions, net of cash acquired and proceeds received from divestiture, and purchases of intangible and other assets	(1,350)	(10,471)

Net cash used in investing activities	(14,482)	(7,542)

Financing activities
Net payments from stock-based award activities	(20)	(189)
Excess tax benefits from stock-based award activities	61	113
Proceeds from issuance of debt, net of costs	8,780	12,125
Repayment of debt	(8,054)	(10,128)

Net cash provided by financing activities	767	1,921

Effect of exchange rate changes on cash and cash equivalents	74	(52)

Net increase (decrease) in cash and cash equivalents	(3,000)	6,277
Cash and cash equivalents at beginning of year	13,630	9,983

Cash and cash equivalents at end of period	$10,630	$16,260

Supplemental disclosures of cash flow information
Cash paid for taxes	$914	$1,684
Cash paid for interest	$0	$38
Non-cash financing activity:
Fair value of stock-based awards assumed in connection with acquisition of Motorola	$0	$41

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Google Inc. and Summary of Significant Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising in our Google segment. In addition, as a result of our acquisition of Motorola Mobility Holdings, Inc. (Motorola) on May 22, 2012, we generate revenues from sales of mobile devices in our Motorola Mobile (Mobile) segment and digital set-top boxes in our Motorola Home (Home) segment. See Notes 8 and 15 for further discussion of the acquisition and our segment information.

Basis of Consolidation

The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Unaudited Interim Financial Information

The accompanying Consolidated Balance Sheet as of September 30, 2012, the Consolidated Statements of Income for the three and nine months ended September 30, 2011 and 2012, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2011 and 2012, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2012 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2012, our results of operations for the three and nine months ended September 30, 2011 and 2012, and our cash flows for the nine months ended September 30, 2011 and 2012. The results of operations for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the SEC on January 26, 2012.

The prior period balance related to inventories has been reclassified to conform to the current year presentation.

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

Revenue Recognition

The following table presents our revenues by revenue source (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Google:
Advertising revenues:
Google websites	$6,740	$7,727	$18,851	$22,581
Google Network Members’ websites	2,595	3,133	7,506	9,029

Total advertising revenues	9,335	10,860	26,357	31,610
Other revenues	385	666	965	1,525

Total Google revenues (advertising and other)	9,720	11,526	27,322	33,135
Motorola:
Total Motorola revenues (hardware and other)	0	2,575	0	3,825

Total revenues	$9,720	$14,101	$27,322	$36,960

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

For arrangements that include multiple deliverables, primarily for products that contain software essential to the hardware products’ functionality and services, we allocate revenue to each unit of accounting based on their relative selling prices. In such circumstances, we use a hierarchy to determine the selling prices to be used for allocating revenue: (i) vendor-specific objective evidence of fair value (VSOE), (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (ESP). VSOE generally exists only when we sell the deliverable separately and is the price actually charged by us for that deliverable. ESPs reflect our best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

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

Note 2. Net Income Per Share of Class A and Class B Common Stock

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2011		2012		2011		2012
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings	$2,151	$578	$1,746	$430	$5,521	$1,512	$6,269	$1,582
Denominator
Weighted-average common shares outstanding	254,709	68,446	263,086	64,699	252,995	69,309	260,666	65,786

Number of shares used in per share computation	254,709	68,446	263,086	64,699	252,995	69,309	260,666	65,786

Basic net income per share	$8.44	$8.44	$6.64	$6.64	$21.82	$21.82	$24.05	$24.05

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation	$2,151	$578	$1,746	$430	$5,521	$1,512	$6,269	$1,582
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	578	0	430	0	1,512	0	1,582	0
Reallocation of undistributed earnings to Class B shares	0	(7)	0	(7)	0	(19)	0	(23)

Allocation of undistributed earnings	$2,729	$571	$2,176	$423	$7,033	$1,493	$7,851	$1,559
Denominator
Number of shares used in basic computation	254,709	68,446	263,086	64,699	252,995	69,309	260,666	65,786
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	68,446	0	64,699	0	69,309	0	65,786	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,839	43	3,015	36	2,939	47	2,943	39
Restricted stock units	1,445	0	2,514	0	1,376	0	2,019	0

Number of shares used in per share computation	327,439	68,489	333,314	64,735	326,619	69,356	331,414	65,825

Diluted net income per share	$8.33	$8.33	$6.53	$6.53	$21.53	$21.53	$23.69	$23.69

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Cash and Investments

Cash, cash equivalents, and marketable securities consisted of the following (in millions):

	As of December 31, 2011	As of September 30, 2012
		(unaudited)
Cash and cash equivalents:
Cash	$4,712	$6,224
Cash equivalents:
Time deposits	534	360
Money market and other funds (1)	4,462	8,926
U.S. government agencies	275	0
U.S. government notes	0	750

Total cash and cash equivalents	9,983	16,260

Marketable securities:
Time deposits	495	507
U.S. government agencies	6,226	1,616
U.S. government notes	11,579	9,179
Foreign government bonds	1,629	1,898
Municipal securities	1,794	1,596
Corporate debt securities	6,112	7,160
Agency residential mortgage-backed securities	6,501	6,754
Asset backed securities	0	729
Marketable equity securities	307	25

Total marketable securities	34,643	29,464

Total cash, cash equivalents, and marketable securities	$44,626	$45,724

(1)

The balances at December 31, 2011 and September 30, 2012 included $1.3 billion and $1.1 billion of cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

The following tables summarize unrealized gains and losses related to our investments in marketable securities designated as available-for-sale (in millions):

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Time deposits	$495	$0	$0	$495
U.S. government agencies	6,211	15	0	6,226
U.S. government notes	11,475	104	0	11,579
Foreign government bonds	1,608	32	(11)	1,629
Municipal securities	1,775	19	0	1,794
Corporate debt securities	6,023	187	(98)	6,112
Agency residential mortgage-backed securities	6,359	147	(5)	6,501
Marketable equity securities	228	79	0	307

Total	$34,174	$583	$(114)	$34,643

	As of September 30, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(unaudited)
Time deposits	$507	$0	$0	$507
U.S. government agencies	1,592	24	0	1,616
U.S. government notes	9,091	88	0	9,179
Foreign government bonds	1,825	77	(4)	1,898
Municipal securities	1,568	28	0	1,596
Corporate debt securities	6,755	420	(15)	7,160
Agency residential mortgage-backed securities	6,576	180	(2)	6,754
Asset backed securities	728	1	0	729
Marketable equity securities	38	4	(17)	25

Total	$28,680	$822	$(38)	$29,464

Gross unrealized gains and losses on cash equivalents were not material at December 31, 2011 and September 30, 2012.

We recognized gross realized gains of $140 million and $274 million for the three and nine months ended September 30, 2011 and $82 million and $290 million for the three and nine months ended September 30, 2012. We recognized gross realized losses of $31 million and $63 million for the three and nine months ended September 30, 2011 and $46 million and $79 million for the three and nine months ended September 30, 2012. We determine realized gains and losses on the sale of marketable securities on a specific identification method, and we reflect such gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding marketable equity securities, designated as available-for-sale and classified by the contractual maturity date of the securities (in millions):

As of September 30, 2012
(unaudited)
Due in 1 year	$3,407
Due in 1 year through 5 years	11,051
Due in 5 years through 10 years	6,645
Due after 10 years	8,336

Total	$29,439

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2011 and September 30, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Foreign government bonds	$302	$(11)	$6	$0	$308	$(11)
Corporate debt securities	2,160	(97)	17	(1)	2,177	(98)
Agency residential mortgage-backed securities	716	(3)	19	(2)	735	(5)

Total	$3,178	$(111)	$42	$(3)	$3,220	$(114)

	As of September 30, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Foreign government bonds	$405	$(2)	$18	$(2)	$423	$(4)
Corporate debt securities	532	(9)	123	(6)	655	(15)
Agency residential mortgage-backed securities	507	(2)	0	0	507	(2)
Marketable equity securities	13	(17)	0	0	13	(17)

Total	$1,457	$(30)	$141	$(8)	$1,598	$(38)

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

Note 4. Debt and Credit Facility

Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2011 and September 30, 2012, we had $750 million and $2.7 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rate of 0.1%.

We have a secured promissory note in the amount of $468 million with an interest rate of 1.0% maturing in December 2012. Proceeds were used for the acquisition of an office building in New York City. As of December 31, 2011 and September 30, 2012, the outstanding balance was $468 million.

The estimated fair value of the short-term debt approximated its carrying value at December 31, 2011 and September 30, 2012.

Long-Term Debt

In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the Notes) (in millions):

Outstanding Balance as of September 30, 2012
(unaudited)
1.25% Notes due on May 19, 2014	$1,000
2.125% Notes due on May 19, 2016	1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for the Notes above	(12)

Total	$2,988

The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241%, and 3.734%. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of the Notes was approximately $3.2 billion, which is based on quoted prices for our publicly-traded debt as of September 30, 2012.

Credit Facility

In conjunction with the commercial paper program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2011 and September 30, 2012, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.

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

Cash Flow Hedges

We use foreign currency options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of foreign exchange contracts to purchase U.S. dollars with Euros was €2.8 billion (or approximately $3.8 billion) and €4.6 billion (or approximately $5.9 billion) at December 31, 2011 and September 30, 2012; the notional principal of foreign exchange contracts to purchase U.S. dollars with British pounds was £1.4 billion (or approximately $2.2 billion) and £1.9 billion (or approximately $3.0 billion) at December 31, 2011 and September 30, 2012; and the notional principal of foreign exchange contracts to purchase U.S. dollars with Canadian dollars was C$504 million (or approximately $490 million) and C$656 million (or approximately $644 million) at December 31, 2011 and September 30, 2012. These foreign exchange contracts have maturities of 36 months or less.

During the second quarter of 2012, we began to hedge the variability of forecasted interest payments on an anticipated debt issuance using forward-starting interest swaps. The total notional amount of these forward-starting interest swaps was $1.0 billion as of September 30, 2012 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These forward-starting interest swaps effectively fix the benchmark interest rate on an anticipated debt issuance of $1.0 billion in 2014, and they will be terminated upon issuance of the debt.

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

At September 30, 2012, the effective portion of our cash flow hedges before tax effect was $76 million, of which $66 million is expected to be reclassified from AOCI to earnings within the next 12 months.

Fair Value Hedges

We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $1.0 billion and $1.1 billion at December 31, 2011 and September 30, 2012. The notional principal of foreign exchange contracts to sell U.S. dollars with foreign currencies was $51 million at September 30, 2012 and no such contracts were outstanding at December 31, 2011.

Other Derivatives

Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net, along with the losses and gains of the related hedged items. The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.3 billion and $3.1 billion at December 31, 2011 and September 30, 2012. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $472 million and $438 million at December 31, 2011 and September 30, 2012. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €711 million (or approximately $929 million) and €930 million (or approximately $1.2 billion) at December 31, 2011 and September 30, 2012. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €17 million (or approximately $22 million) at September 30, 2012 and no such contracts were outstanding at December 31, 2011.

We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $100 million at both December 31, 2011 and September 30, 2012.

The fair values of our outstanding derivative instruments were as follows (in millions):

	Balance Sheet Location	Fair Value of Derivative Instruments
		As of December 31, 2011	As of September 30, 2012
			(unaudited)
Derivative Assets
Derivatives designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$333	$239
Derivatives not designated as hedging instruments:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current	4	2

Total		$337	$241

Derivative Liabilities
Derivatives designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	$5	$0
Interest rate contracts	Other long-term liabilities	0	8

		$5	$8

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Accrued expenses and other current liabilities	1	0

Total		$6	$8

The effect of derivative instruments in cash flow hedging relationships on income and AOCI is summarized below (in millions):

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Foreign exchange contracts	$61	$(110)	$(54)	$110
Interest rate contracts	0	(8)	0	(8)

Total	$61	$(118)	$(54)	$102

Derivatives in Cash Flow Hedging Relationship	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2012	2011	2012
		(unaudited)
Foreign exchange contracts	Revenues	$1	$62	$19	$180

Derivatives in Cash Flow Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2012	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(18)	$(124)	$(189)	$(370)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationship on income is summarized below (in millions):

Derivatives in Fair Value Hedging Relationship	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2012	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$51	$(38)	$(8)	$(22)
Hedged item	Interest and other income, net	(55)	36	(2)	15

Total		$(4)	$(2)	$(10)	$(7)

(2)

Losses related to the amount excluded from effectiveness testing of the hedges were $4 million and $10 million for the three and nine months ended September 30, 2011, and $2 million and $7 million for the three and nine months ended September 30, 2012.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

Derivatives not Designated as Hedging Instruments	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location	2011	2012	2011	2012
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$40	$(82)	$41	$(107)
Interest rate contracts	Interest and other income, net	(10)	0	(19)	(5)

Total		$30	$(82)	$22	$(112)

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

Level 2 - Include inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in millions):

Description		Fair Value Measurement at Reporting Date Using
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
Assets
Cash equivalents:
Time deposits	$534	$0	$534		$0
Money market and other funds	4,462	3,202	1,260	(1)	0
U.S. government agencies	275	0	275		0
Marketable securities:
Time deposits	495	0	495		0
U.S. government agencies	6,226	0	6,226		0
U.S. government notes	11,579	11,579	0		0
Foreign government bonds	1,629	0	1,629		0
Municipal securities	1,794	0	1,794		0
Corporate debt securities	6,112	0	6,112		0
Agency residential mortgage-backed securities	6,501	0	6,501		0

Description		Fair Value Measurement at Reporting Date Using
	As of December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Marketable equity securities	307	307	0	0
Derivative contracts	337	0	337	0
Auction rate securities	118	0	0	118

Total	$40,369	$15,088	$25,163	$118

Liabilities
Derivative contracts	$6	$0	$6	$0

Total	$6	$0	$6	$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

Description		Fair Value Measurement at Reporting Date Using
	As of September 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)		Significant Unobservable Inputs (Level 3)
	(unaudited)
Assets
Cash equivalents:
Time deposits	$360	$0	$360		$0
Money market and other funds	8,926	7,796	1,130	(1)	0
U.S. government notes	750	750	0		0
Marketable securities:
Time deposits	507	0	507		0
U.S. government agencies	1,616	0	1,616		0
U.S. government notes	9,179	9,179	0		0
Foreign government bonds	1,898	0	1,898		0
Municipal securities	1,596	0	1,596		0
Corporate debt securities	7,160	0	7,160		0
Agency residential mortgage-backed securities	6,754	0	6,754		0
Asset backed securities	729	0	729		0
Marketable equity securities	25	25	0		0
Derivative contracts	241	0	241		0
Auction rate securities	80	0	0		80

Total	$39,821	$17,750	$21,991		$80

Liabilities
Derivative contracts	$8	$0	$8		$0

Total	$8	$0	$8		$0

(1)	This balance represents cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months.

Note 7. Balance Sheet Components

Inventories

Inventories consisted of the following (in millions):

	As of December 31, 2011	As of September 30, 2012
		(unaudited)
Raw materials and work in process	$0	$132
Finished goods	35	486

Inventories	$35	$618

Property and Equipment

Property and equipment consisted of the following (in millions):

	As of December 31, 2011	As of September 30, 2012
		(unaudited)
Information technology assets	$6,060	$7,324
Land and buildings	5,228	6,127
Construction in progress	2,128	2,233
Leasehold improvements	919	1,284
Furniture and fixtures	65	70

Total	14,400	17,038
Less: accumulated depreciation and amortization	4,797	5,637

Property and equipment, net	$9,603	$11,401

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	As of December 31, 2011	As of September 30, 2012
		(unaudited)
Foreign currency translation adjustment	$(148)	$(246)
Net unrealized gains on available-for-sale investments, net of taxes	327	566
Net unrealized gains on cash flow hedges, net of taxes	97	48

Accumulated other comprehensive income	$276	$368

Note 8. Acquisitions

On May 22, 2012, we completed our acquisition of Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. The acquisition is expected to protect and advance our Android ecosystem and enhance competition in mobile computing. Under the transaction, we acquired all outstanding common shares of Motorola for $40 per share and all vested Motorola stock options and restricted stock units, for a total purchase price of approximately $12.4 billion in cash. In addition, we assumed $401 million of unvested Motorola stock options and restricted stock units, which will be recorded as stock-based compensation expense over the remaining service periods. Transaction costs were approximately $50 million, which were recorded as general and administrative expense as incurred.

The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to certain legal matters, income taxes, and residual goodwill. Of the $12.4 billion total purchase price, $2.9 billion was cash acquired, $5.5 billion was attributed to patents and developed technology, $2.5 billion to goodwill, $720 million to customer relationships, and $831 million to other net assets acquired.

The goodwill of $2.5 billion is primarily attributed to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.

Supplemental information on an unaudited pro forma basis, as if the Motorola acquisition had been consummated on January 1, 2011, is presented as follows (in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Revenues	$12,928	$14,101	$36,750	$41,730
Net income	$2,582	$2,198	$6,261	$7,688
Net income per share of Class A and Class B common stock – diluted	$7.87	$6.60	$19.14	$23.18

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

During the nine months ended September 30, 2012, we completed 39 other acquisitions and purchases of intangible assets for a total cash consideration of approximately $1.1 billion, of which $693 million was attributed to goodwill, $436 million to acquired intangible assets, and $31 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $5 million.

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

For all acquisitions completed during the nine months ended September 30, 2012, patents and developed technology have a weighted-average useful life of 8.9 years, customer relationships have a weighted-average useful life of 7.4 years and trade names and other have a weighted-average useful life of 9.3 years.

Note 9. Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows (in millions, unaudited):

Balance as of December 31, 2011	$7,346
Goodwill acquired	3,183
Goodwill adjustment	(44)

Balance as of September 30, 2012	$10,485

As a result of the acquisition of Motorola, we have three operating segments: Google, Mobile, and Home. Amounts of goodwill allocated to the Mobile and Home segments were not material. See Note 15 for further discussion of segment information.

Information regarding our acquisition-related intangible assets is as follows (in millions):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$1,451	$698	$753
Customer relationships	1,288	573	715
Trade names and other	359	249	110

Total	$3,098	$1,520	$1,578

	As of September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$7,283	$1,097	$6,186
Customer relationships	2,061	767	1,294
Trade names and other	562	288	274

Total	$9,906	$2,152	$7,754

Amortization expense of acquisition-related intangible assets was $126 million and $327 million for the three and nine months ended September 30, 2011 and $317 million and $634 million for the three and nine months ended September 30, 2012. As of September 30, 2012, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2012	$317
2013	1,177
2014	1,104
2015	946
2016	877
2017	820
Thereafter	2,513

$7,754

Note 10. Restructuring Charges

Subsequent to our acquisition of Motorola in May 2012, we initiated a restructuring plan primarily in our Mobile segment to reduce workforce, reorganize management structure, close or consolidate certain facilities, as well as simplify our mobile product portfolio. These changes are designed to return Motorola’s Mobile segment to profitability. For the nine months ended September 30, 2012, activities related to restructuring charges were summarized as below (in millions, unaudited):

Severance and Other Charges
Balance as of December 31, 2011	$0
Charges	454
Cash payments	(98)
Non-cash items(1)	(143)

Balance as of September 30, 2012	$213

(1)	Non-cash items were primarily related to restricted stock units and stock options.

For the three and nine months ended September 30, 2012, restructuring charges were included in Costs and Expenses as follows (in millions, unaudited):

	Three Months	Nine Months
	Ended September 30, 2012
Cost of revenues – Motorola	$56	$65
Research and development	116	128
Sales and marketing	100	128
General and administrative	25	133

Total charges	$297	$454

Note 11. Interest and Other Income, Net

The components of interest and other income, net, were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Interest income	$211	$172	$613	$534
Interest expense	(21)	(21)	(38)	(63)
Realized gains on available-for-sale investments, net	109	36	211	211
Foreign currency exchange losses, net	(24)	(147)	(224)	(439)
Gain on divestiture of business	0	0	0	188
Other	27	23	40	42

Interest and other income, net	$302	$63	$602	$473

Note 12. Contingencies

Legal Matters

Antitrust Investigations

On June 23, 2011, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission’s (FTC) Bureau of Competition and a subpoena from the FTC’s Bureau of Consumer Protection relating to a review by the FTC of our business practices, including search and advertising. State attorneys general from the states of Texas, Ohio, and Mississippi have issued similar CIDs. We are cooperating with the FTC and the state attorneys general and are responding to their information requests on an ongoing basis.

The European Commission’s (EC) Directorate General for Competition has also opened an investigation into various antitrust-related complaints against us. On February 10, 2010, we received notification from the EC about three antitrust complaints filed by Ciao, Ejustice, and Foundem, respectively. On November 30, 2010, the EC formally opened proceedings against us. Since November 2010, 1plusV, parent company of Ejustice, and VfT, an association of business listings providers in Germany, have filed similar complaints against us. On March 31, 2011, Microsoft Corporation submitted a similar complaint to the EC against us. On the same day, the EC notified us of additional complaints filed by Elfvoetbal, Hotmaps, Interactive Lab, and nnpt.it, and on August 30, 2011 of a complaint by dealdujour.pro. In addition, in December 2011, the Spanish Association of Daily Newspaper Publishers also submitted a complaint to the EC against us. In January 2012, Twenga brought a complaint against us and, in February 2012, the German newspaper associations, Bundesverband Deutscher Zeitungsverleger (BDZV) and Verband Deutscher Zeitschriftenverleger (VDZ), also brought a complaint against us with the EC. In March and April of 2012, the EC asked us to comment on Expedia’s, Tripadvisor’s, Odigeo’s and Streetmap’s complaints against us. In August 2012, Nextag submitted its complaint, echoing similar issues. We believe we have adequately responded to all of the allegations made against us. We are cooperating with the EC and are pursuing a potential resolution.

In June 2012, we received a CID and a subpoena duces tecum from the FTC’s Bureau of Competition seeking documents and information broadly related to Motorola’s licensing practices for standards-essential patents and use of standards-essential patents in litigation. We are cooperating with the FTC and responding to the information requests on an ongoing basis. The EC has also opened an investigation into Motorola’s licensing practices for standards-essential patents and use of standards-essential patents in litigation on the basis of complaints brought by Microsoft and Apple. We are cooperating with the EC and responding to the information requests on an ongoing basis.

The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India, and the Korea Fair Trade Commission in South Korea have also opened investigations into certain business practices.

EPA Investigation

In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data center facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. We are cooperating with the EPA and have provided documents and other materials.

Patent and Intellectual Property Claims

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, Motorola devices and YouTube, infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the U.S. International Trade Commission (ITC) has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss for a company or its suppliers in an ITC action could result in a prohibition on importing infringing products into the U.S. Since the U.S. is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the U.S. or necessitating workarounds that may limit certain features of our products.

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

Other

We are also regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the FTC and the EC described above), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.

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

Note 13. Stockholders’ Equity

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Three Months Ended September 30, 2011	Nine Months Ended September 30,
		2011	2012
	(unaudited)
Risk-free interest rate	1.7%	2.3%	1.0%
Expected volatility	33%	33%	29%
Expected life (in years)	6.2	5.9	5.3
Dividend yield	0	0	0
Weighted-average estimated fair value of options granted during the period	$210.06	$210.24	$193.80

There were no stock options granted during the three months ended September 30, 2012.

The following table summarizes the activities for our stock options for the nine months ended September 30, 2012:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance at December 31, 2011	9,807,252	$357.92
Granted (2)	1,374,577	$578.12
Exercised	(1,929,716)	$307.57
Forfeited/canceled	(219,673)	$462.80

Balance at September 30, 2012	9,032,440	$399.63	5.5	$3,205

Vested and exercisable as of September 30, 2012	6,095,398	$343.12	4.2	$2,507
Vested and exercisable as of September 30, 2012 and expected to vest thereafter (3)	8,645,925	$394.40	5.5	$3,113

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $754.50 of our Class A common stock on September 28, 2012.

(2)	Includes options granted in connection with the acquisition of Motorola.
(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and vested and exercisable stock options at September 30, 2012:

Options Outstanding				Options Exercisable		Options Vested and Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$0.30–$94.80	194,011	1.7	$27.88	194,011	$27.88	187,955	$25.96
$117.84–$198.41	268,416	2.2	$178.42	268,416	$178.42	268,416	$178.42
$205.96–$298.86	309,878	2.7	$275.33	309,104	$275.30	309,104	$275.30
$300.97–$399.00	4,229,411	4.1	$309.73	3,672,966	$309.74	3,672,966	$309.74
$401.78–$499.07	1,097,537	6.2	$443.35	797,978	$442.21	797,978	$442.21
$501.27–$595.35	1,840,306	7.2	$536.11	757,132	$528.90	757,132	$528.90
$601.17–$699.35	1,092,801	9.2	$629.39	101,767	$614.69	101,767	$614.69
$710.84	80	5.2	$710.84	80	$710.84	80	$710.84

$0.30–$710.84	9,032,440	5.5	$399.63	6,101,454	$342.87	6,095,398	$343.12

The above tables include approximately 1.5 million warrants held by selected financial institutions that were stock options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $364.72 and a weighted-average remaining life of 1.3 years.

During the nine months ended September 30, 2012, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 986,858 at a total value of $283 million, or an average price of $287.22 per share, including an average premium of $9.94 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

The total grant date fair value of stock options vested during the three and nine months ended September 30, 2011 was $172 million and $422 million. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2012 was $112 million and $400 million. The aggregate intrinsic value of all stock options and warrants exercised during the three and nine months ended September 30, 2011 was $141 million and $454 million. The aggregate intrinsic value of all stock options and warrants exercised during the three and nine months ended September 30, 2012 was $406 million and $638 million. These amounts do not include the aggregate sales price of stock options sold under our TSO program.

As of September 30, 2012, there was $455 million of unrecognized compensation cost related to outstanding stock options. This amount is expected to be recognized over a weighted-average period of 2.3 years. To the extent the forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) for the nine months ended September 30, 2012:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested at December 31, 2011	8,822,648	$520.27
Granted(1)	6,170,515	$595.16
Vested	(2,803,258)	$524.98
Forfeited/canceled	(522,873)	$540.51

Unvested at September 30, 2012	11,667,032	$557.96

Expected to vest after September 30, 2012 (2)	10,131,651	$557.96

(1)	Includes RSUs granted in connection with the acquisition of Motorola.
(2)	RSUs expected to vest reflect an estimated forfeiture rate.

As of September 30, 2012, there was $5.2 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years. To the extent the actual forfeiture rate is different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Stock Dividend

In April 2012, our board of directors approved amendments to our certificate of incorporation that would, among other things, create a new class of non-voting capital stock (Class C capital stock). The amendments authorized 3 billion shares of Class C capital stock and also increased the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our Fourth Amended and Restated Certificate of Incorporation (New Charter), the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. We have announced the intention of our board of directors to consider a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock (Dividend). The Class C capital stock will have no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock will have the same rights and privileges and rank equally, share ratably and be identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters.

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

Note 14. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $1,564 million and $1,887 million as of December 31, 2011 and September 30, 2012. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1,350 million and $1,645 million as of December 31, 2011 and September 30, 2012. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

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

Note 15. Information about Segments and Geographic Areas

Prior to the second quarter of 2012, our chief operating decision makers (i.e., chief executive officer and his direct reports) reviewed financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. As a result of our Motorola acquisition in the second quarter of 2012, our chief operating decision makers review financial information for the following three operating segments:

•	Google – includes our advertising and other non-advertising businesses

•	Mobile – includes our mobile device business acquired from Motorola

•	Home – includes our digital set-top box business acquired from Motorola

Our chief operating decision makers do not evaluate operating segments using asset information.

The following table sets forth revenues and operating income (loss) by operating segment (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Google:
Revenues	$9,720	$11,526	$27,322	$33,135
Operating income	3,629	3,951	10,172	11,884
Mobile:
Revenues	0	1,778	0	2,621
Operating loss	0	(176)	0	(217)
Home:
Revenues	0	797	0	1,204
Operating income	0	25	0	28

A reconciliation of the total segment operating income to the consolidated operating income is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Total segment operating income	$3,629	$3,800	$10,172	$11,695
Unallocated items	(571)	(1,064)	(1,937)	(2,367)

Consolidated operating income	$3,058	$2,736	$8,235	$9,328

Unallocated items, including stock-based compensation expense, restructuring and other charges related to our Motorola business, and a charge related to the resolution of a Department of Justice investigation, are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.

Revenues by geography are based on the billing addresses of our customers for the Google segment, and the ship-to addresses of our customers for the Mobile and the Home segments. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Revenues:
United States	$4,420	$6,999	$12,580	$17,569
United Kingdom	1,047	1,226	2,993	3,562
Rest of the world	4,253	5,876	11,749	15,829

Total revenues	$9,720	$14,101	$27,322	$36,960

	As of December 31, 2011	As of September 30, 2012
		(unaudited)
Long-lived assets:
United States	$15,963	$20,558
International	3,853	12,351

Total long-lived assets	$19,816	$32,909

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

As a result of our acquisition of Motorola, we also provide innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. Motorola’s integrated products and platforms deliver rich multimedia content, such as voice, video, messaging and internet-based applications and services to multiple screens, such as mobile devices, including smartphones and media tablets, televisions, and personal computers.

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

Google (Advertising and Other)

Advertising revenues made up 96% of our Google revenues for the three and nine months ended September 30, 2011, and 94% and 95% of our Google revenues for the three and nine months ended September 30, 2012, respectively. We derive most of our other revenues from our enterprise products, as well as our display advertising management services to advertisers, ad agencies, and publishers.

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

We believe the factors that influence the success of our advertising programs include the following:

•	The relevance, objectivity, quality, and precision of our search results and the relevance and quality of ads displayed with each search results page.

•

The number of searches initiated at our websites and our Google Network Members’ websites and the underlying purpose of these searches (for instance, whether they are for academic research, to find a news article, or to find a product or service) and the platform used to initiate the searches (for instance, whether they are initiated via desktop or mobile devices).

•

Our ability to increase traffic on our websites and our Google Network Members’ websites via new and improved ad formats, through devices other than personal computers, such as mobile phones and tablets.

•	The number and prominence of ads displayed on our websites and our Google Network Members’ websites.

•	The number of visits to, and the content of, our Google Network Members’ websites and certain of our websites and the relevance and quality of the ads we display next to this content.

•

The advertisers’ return on investment from advertising campaigns on our websites or our Google Network Members’ websites compared to other forms of advertising and other available online environments for advertising, including those of our competitors.

•	The total advertising spending budgets of each advertiser.

•	The number of advertisers and the breadth of items advertised.

•	The amount we ultimately pay our Google Network Members, distribution partners, and our content providers for traffic, access points, and content, compared to the amount of revenues we generate.

We also generate revenues from the sale of hardware products. We recognize fees derived from the sale of these products as other revenues in the period in which they are delivered.

Motorola (Hardware and Other)

We generate revenues from our Motorola business through two segments. The Mobile segment designs, manufactures, sells and services wireless mobile devices, with integrated software and accessory products. The Home segment designs, manufactures, sells, installs and services set-top boxes for digital and Internet protocol (IP) video, satellite and terrestrial broadcast networks, and Internet protocol television (IPTV) distribution systems, broadband access network infrastructure platforms, and associated software solutions to cable TV and telecommunication service providers.

Trends in Our Businesses

Advertising transactions continue to shift from offline to online as the digital economy evolves. This has contributed to the rapid growth of our business since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and it could do so in the future as a result of a number of factors, including increasing competition, our investments in new business strategies, products, services, and technologies, changes in our product mix, query growth rates and how users make queries, challenges in maintaining our growth rate as our revenues increase to higher levels, and the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and other markets in which we participate. Mobile search queries and mobile commerce are growing dramatically around the world, and consumers are using multiple devices to access information. Over time these trends have resulted in changes in our product mix, including a significant increase in mobile search queries and a deceleration in the growth of desktop queries. We expect that our revenue growth rate will continue to be affected by evolving consumer preferences, as well as by advertising trends, the acceptance by mobile users of our products and services, and our ability to create a seamless experience for both users and advertisers in a multi-screen environment. In addition, if there is a further general economic downturn, this may result in fewer commercial queries by our users and may cause advertisers to reduce the amount they spend on online advertising, including the amount they are willing to pay for each click or impression, which could negatively affect the growth rate of our revenues. We plan to continue to invest aggressively in our core areas of strategic focus.

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

The operating margin we realize on revenues generated from ads placed on our Google Network Members’ websites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our websites because most of the advertiser fees from ads served on Google Network Members’ websites are shared with our Google Network Members. For the past five years, growth in advertising revenues from our websites has generally exceeded that from our Google Network Members’ websites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our websites compared to the rate of growth in revenues from our Google Network Members’ websites may vary over time. Also, the margins on advertising revenues from mobile devices and other newer advertising formats are generally lower than those from desktop computers and tablets. We expect this trend to continue in the near future and that it will continue to pressure our margins, particularly if we fail to realize the opportunities we anticipate with the transition to a dynamic multi-screen environment.

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

From an overall business perspective, we continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to continue our hiring in the remainder of 2012 and provide competitive compensation programs for our employees. Our full-time employee headcount was 31,353 at September 30, 2011 and 53,546 at September 30, 2012, which includes 17,428 headcount related to Motorola. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, data center costs, content acquisition costs, credit card and other transaction fees, manufacturing and inventory-related costs, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.

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

Results of Operations

We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). The operating results of Motorola were included in our Consolidated Statement of Income from the acquisition date through September 30, 2012. In addition, we initiated a restructuring plan in our Motorola business. See Note 10 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of this restructuring plan and the associated restructuring charges. We continue to evaluate our plans and further restructuring actions may occur, which may cause us to incur additional restructuring charges, some of which may be significant.

The following table presents our historical operating results as a percentage of our revenues for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	100.0%	81.7%	100.0%	89.7%
Motorola (hardware and other)	0	18.3	0	10.3

Total revenues	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenues – Google (advertising and other)	34.8	31.5	34.7	33.0
Cost of revenues – Motorola (hardware and other)	0	15.0	0	8.5
Research and development	14.4	14.2	14.1	13.6
Sales and marketing	12.4	12.5	12.2	12.1
General and administrative	6.9	7.4	7.1	7.6
Charge related to resolution of Department of Justice investigation	0	0	1.8	0

Total costs and expenses	68.5	80.6	69.9	74.8

Income from operations	31.5	19.4	30.1	25.2
Interest and other income, net	3.1	0.4	2.2	1.3

Income before income taxes	34.6	19.8	32.3	26.5
Provision for income taxes	6.5	4.4	6.6	5.3

Net income	28.1%	15.4%	25.7%	21.2%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended September 30		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Google:
Advertising revenues:
Google websites	$6,740	$7,727	$18,851	$22,581
Google Network Members’ websites	2,595	3,133	7,506	9,029

Total advertising revenues	9,335	10,860	26,357	31,610
Other revenues	385	666	965	1,525

Total Google revenues (advertising and other)	9,720	11,526	27,322	33,135
Motorola:
Total Motorola revenues (hardware and other)	0	2,575	0	3,825

Total revenues	$9,720	$14,101	$27,322	$36,960

The following table presents our revenues, by business, as a percentage of total revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Google (advertising and other)	100%	82%	100%	90%
Motorola (hardware and other)	0	18	0	10

Total revenues	100%	100%	100%	100%

The following table presents our Google revenues, by revenue source, as a percentage of total Google revenues for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Advertising revenues:
Google websites	69%	67%	69%	68%
Google Network Members’ websites	27	27	27	27

Total advertising revenues	96	94	96	95
Google websites as % of advertising revenues	72	71	72	71
Google Network Members’ websites as % of advertising revenues	28	29	28	29
Other revenues	4%	6%	4%	5%

Our revenues increased $4,381 million and $9,638 million from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012. These increases resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites and, to a lesser extent, an increase in other revenues driven by hardware product sales. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic including mobile queries, certain monetization improvements including new ad formats, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the general strengthening of the U.S dollar compared to certain foreign currencies (primarily the Euro), the revenue shift mix between Google websites and Google Network Members’ websites, the changes in platform mix due to traffic growth in mobile devices, where the average cost-per-click is typically lower compared to desktop computers and tablets, and the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower compared to more mature markets.

In addition, the increase in our revenues from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012 resulted from the inclusion of revenues from our Motorola business of $2,575 million (of which $1,778 million was from the Mobile segment and $797 million from the Home segment) and $3,825 million (of which $2,621 million was from the Mobile segment and $1,204 million from the Home segment), respectively.

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

Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 33% from the three months ended September 30, 2011 to the three months ended September 30, 2012 and 38% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. Average cost-per-click on Google websites and Google Network Members’ websites decreased approximately 15% from the three months ended

September 30, 2011 to the three months ended September 30, 2012 and 14% from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels, including mobile devices, also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our Google domestic and international revenues as a percentage of Google revenues, determined based on the billing addresses of our customers for our Google business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
United States	45%	47%	46%	46%
United Kingdom	11%	11%	11%	11%
Rest of the world	44%	42%	43%	43%

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers for our Google business, and shipping addresses of our customers for our Motorola business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
United States	45%	50%	46%	47%
United Kingdom	11%	9%	11%	10%
Rest of the world	44%	41%	43%	43%

The increase in revenues from the United States as a percentage of Google revenues and the decline in international revenues (other than the United Kingdom) as a percentage of Google revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was primarily related to the general strengthening of the U.S. dollar compared to foreign currencies (primarily the Euro). In addition, the increase in revenues from the United States as a percentage of consolidated revenues and the decline in international revenues as a percentage of consolidated revenues from the three months ended September 30, 2011 to the three months ended September 30, 2012 was a result of the inclusion of Motorola revenues which were primarily generated in the United States.

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the three months ended September 30, 2011 to the three months ended September 30, 2012 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $48 million, or 3.9%, higher and our revenues from the rest of the world would have been approximately $584 million, or 10.0%, higher in the three months ended September 30, 2012. This is before consideration of hedging gains of $6 million and $56 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended September 30, 2012.

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from the nine months ended September 30, 2011 to the nine months ended September 30, 2012 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $73 million, or 2.1%, higher and our revenues from the rest of the world would have been approximately $1,006 million, or 6.4%, higher in the nine months ended September 30, 2012. This is before consideration of hedging gains of $17 million and $163 million recognized to revenues from the United Kingdom and the rest of the world in the nine months ended September 30, 2012.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, amortization of certain acquired intangible assets, credit card and other transaction fees related to processing customer transactions, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or the minimum guarantee on a straight-line basis, whichever is greater, over the terms of the agreements.

In addition, cost of revenues includes manufacturing and inventory-related costs from our Motorola business.

The following tables present our cost of revenues and cost of revenues as a percentage of revenues by business, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues in the Google business, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Cost of revenues – Google (advertising and other)	$3,378	$4,440	$9,485	$12,213
Cost of revenues – Motorola (hardware and other)	0	2,114	0	3,143

Total cost of revenues	$3,378	$6,554	$9,485	$15,356

Cost of revenues – Google (advertising and other) as a percentage of Google revenues	34.8%	38.5%	34.7%	36.9%
Cost of revenues – Motorola (hardware and other) as a percentage of Motorola revenues	0	82.1%	0	82.2%

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$1,827	$2,214	$5,282	$6,349
Traffic acquisition costs related to distribution arrangements	383	556	1,076	1,531

Traffic acquisition costs	$2,210	$2,770	$6,358	$7,880

Traffic acquisition costs as a percentage of advertising revenues in the Google business	23.7%	25.5%	24.1%	24.9%

Cost of revenues increased $3,176 million from the three months ended September 30, 2011 to the three months ended September 30, 2012. The increase was primarily related to the inclusion of manufacturing and inventory-related costs from our Motorola business of $2,114 million. Additionally, there was an increase in traffic acquisition costs of $560 million resulting from more advertiser fees generated through our AdSense program, more traffic directed to our websites, as well as more distribution fees paid. The remaining increase was primarily driven by increase in data center costs, hardware product costs and content acquisition costs. The increase in traffic acquisition costs as a percentage of advertising revenues was primarily the result of a greater increase in traffic acquisition costs related to distribution arrangements compared to the increase in advertising revenues generated by Google websites. The increase in Google cost of revenues as a percentage of Google revenues was also driven by an increase in hardware product costs.

Cost of revenues increased $5,871 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. The increase was primarily related to the inclusion of manufacturing and inventory-related costs from our Motorola business of $3,143 million. Additionally, there was an increase in traffic acquisition costs of $1,522 million resulting from more advertiser fees generated through our AdSense program, more traffic directed to our websites, as well as more distribution fees paid. The remaining increase was primarily driven by increase in data center costs, hardware product costs and content acquisition costs. The increase in traffic acquisition costs as a percentage of advertising revenues was primarily the result of a greater increase in traffic acquisition costs related to distribution arrangements compared to the increase in advertising revenues generated by Google websites. The increase in Google cost of revenues as a percentage of Google revenues was also driven by an increase in hardware product costs.

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

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Research and development expenses	$1,404	$2,009	$3,861	$5,035
Research and development expenses as a percentage of revenues	14.4%	14.2%	14.1%	13.6%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as incurred.

Research and development expenses increased $605 million from the three months ended September 30, 2011 to the three months ended September 30, 2012, which includes $469 million related to Motorola. The remaining increase of $136 million was primarily due to an increase in labor and facilities-related costs of $42 million, largely as a result of a 14% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $39 million.

Research and development expenses increased $1,174 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, which includes $612 million related to Motorola. The remaining increase of $562 million was primarily due to an increase in labor and facilities-related costs of $252 million, largely as a result of a 14% increase in research and development headcount. In addition, there was an increase in stock-based compensation expense of $133 million.

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

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Sales and marketing expenses	$1,204	$1,760	$3,322	$4,462
Sales and marketing expenses as a percentage of revenues	12.4%	12.5%	12.2%	12.1%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $556 million from the three months ended September 30, 2011 to the three months ended September 30, 2012, which includes $375 million related to Motorola. The remaining increase of $181 million was primarily due to an increase in labor and facilities-related costs of $69 million, largely as a result of a 12% increase in sales and marketing headcount, as well as an increase in advertising and promotional expenses of $60 million. In addition, there was an increase in stock-based compensation expense of $22 million.

Sales and marketing expenses increased $1,140 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, which includes $522 million related to Motorola. The remaining increase of $618 million was primarily due to an increase in labor and facilities-related costs of $296 million, largely as a result of a 12% increase in sales and marketing headcount, as well as an increase in advertising and promotional expenses of $177 million. In addition, there was an increase in stock-based compensation expense of $68 million.

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

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
General and administrative expenses	$676	$1,042	$1,919	$2,779
General and administrative expenses as a percentage of revenues	6.9%	7.4%	7.1%	7.6%

General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services. General and administrative expenses also include amortization of certain acquired intangible assets.

General and administrative expenses increased $366 million from the three months ended September 30, 2011 to the three months ended September 30, 2012, which includes $144 million related to Motorola. The remaining increase of $222 million was primarily due to an increase in labor and facilities-related costs of $55 million, largely as a result of an 11% increase in general and administrative headcount, as well as an increase in amortization of intangible assets of $107 million. In addition, there was an increase in stock-based compensation expense of $25 million.

General and administrative expenses increased $860 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, which includes $308 million related to Motorola. The remaining increase of $552 million was primarily due to an increase in labor and facilities-related costs of $121 million, primarily as a result of a 11% increase in general and administrative headcount, as well as an increase in professional services expense of $120 million, the majority of which was related to legal costs, as well as an increase in amortization of intangible assets of $170 million. In addition, there was an increase in stock-based compensation expense of $71 million.

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

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Stock-based compensation	$571	$762	$1,437	$1,976
Stock-based compensation as a percentage of revenues	5.9%	5.4%	5.3%	5.3%

Stock-based compensation increased $191 million and $539 million from the three and nine months ended September 30, 2011 to the three and nine months ended September 30, 2012. This increase was primarily due to additional stock awards issued to existing and new employees, awards issued in connection with the acquisition of Motorola, and acceleration of certain awards resulting from Motorola restructuring.

We estimate stock-based compensation to be approximately $2.7 billion in 2012 and $5.4 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after September 30, 2012 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net

Interest and other income, net, decreased $239 million from the three months ended September 30, 2011 to the three months ended September 30, 2012. This decrease was primarily driven by an increase in foreign currency exchange loss of $123 million, a decrease in realized gains on available-for-sale investments of $73 million, and a decrease in interest income of $39 million due to lower average cash and investment balances.

Interest and other income, net, decreased $129 million from the nine months ended September 30, 2011 to the nine months ended September 30, 2012. This decrease was primarily driven by an increase in foreign currency exchange loss of $215 million, as well as decrease in interest income of $79 million due to lower average cash and investment balances, offset by a gain on divestiture of business of $188 million.

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

Provision for Income Taxes

The following table presents our provision for income taxes, and the effective tax rate for the periods presented (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
	(unaudited)
Provision for income taxes	$631	$623	$1,804	$1,950
Effective tax rate	18.8%	22.3%	20.4%	19.9%

Our provision for income taxes decreased from the three months ended September 30, 2011 to the three months ended September 30, 2012, primarily as a result of decreases in federal income taxes, driven by lower taxable income year over year. Our effective tax rate increased from the three months ended September 30, 2011 to the three months ended September 30, 2012, primarily as a result of the expiration of Federal research credit in 2012 and less tax benefits recognized from certain discrete items during the three months ended September 30, 2012.

Our provision for income taxes increased from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, primarily as a result of increases in federal income taxes, driven by higher taxable income year over year. Our effective tax rate decreased from the nine months ended September 30, 2011 to the nine months ended September 30, 2012, primarily as a result of a discrete item recognized related to an investigation by the Department of Justice in the three months ended March 31, 2011, which was not deductible for income tax purposes.

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

Liquidity and Capital Resources

In summary, our cash flows were as follows (in millions):

	Nine Months Ended September 30,
	2011	2012
	(unaudited)
Net cash provided by operating activities	$10,641	$11,950
Net cash used in investing activities	(14,482)	(7,542)
Net cash provided by financing activities	767	1,921

At September 30, 2012, we had $45.7 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments and municipalities in the U.S., corporate securities, mortgage-backed securities, and asset-backed securities.

As of September 30, 2012, $29.1 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At September 30, 2012, we had unused letters of credit for approximately $95 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have established a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from the commercial paper program are used for general corporate purposes. As of September 30, 2012, we had $2.7 billion of outstanding commercial paper recorded as short-term debt, with a weighted-average interest rate of 0.1% that matures at various dates through December 2012. Average commercial paper borrowings during the three months ended September 30, 2012 were $2.7 billion, and the maximum amount of commercial paper borrowings outstanding during the three months ended September 30, 2012 was $2.7 billion. In conjunction with this program, we established a $3.0 billion revolving credit facility expiring in July 2016. Interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2012, we were in compliance with the financial covenant in this credit facility and no amounts were outstanding.

Additionally, as of September 30, 2012, we had a $468 million secured promissory note outstanding recorded as short-term debt, with an interest rate of 1.0% that matures in December 2012.

In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. As of September 30, 2012, the total carrying value and estimated fair value of these notes were $3.0 billion and $3.2 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of September 30, 2012. We are not subject to any financial covenants under the notes.

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

Cash provided by operating activities in the nine months ended September 30, 2012 was $11,950 million and consisted of net income of $7,851 million, adjustments for non-cash items of $3,871 million, a gain on divestiture of business of $188 million and cash generated in working capital and other activities of $416 million. Adjustments for non-cash items primarily consisted of $1,976 million of stock-based compensation expense, $1,358 million of depreciation and amortization expense on property and equipment, $651 million of amortization of intangible and other assets, and $113 million of excess tax benefits from stock-based award activities. In addition, the increase in cash from changes in working capital activities primarily consisted of an increase in income taxes, net, of $1,336 million, an increase in accrued expenses and other liabilities of $484 million, a decrease in inventories of $188 million, and an increase in deferred revenue of $182 million. These changes were partially offset by an increase in prepaid revenue share, expenses, and other assets of $1,215 million, a decrease in accounts payable of $274 million, and an increase of accounts receivable of $228 million.

Cash provided by operating activities in the nine months ended September 30, 2011 was $10,641 million and consisted of net income of $7,033 million, adjustments for non-cash items of $3,253 million, and cash provided by working capital and other activities of $355 million. Adjustments for non-cash items primarily consisted of $1,437 million of stock-based compensation expense, $1,011 million of depreciation and amortization expense of property and equipment, $526 million of deferred income taxes, and $337 million of amortization of intangible and other assets. In addition, the increase in cash from changes in working capital activities primarily consisted of a net increase in income taxes payable and deferred income taxes of $268 million and an increase in accrued expenses and other liabilities of $255 million. These increases were partially offset by an increase in accounts receivable of $247 million due to the growth in fees billed to our advertisers, and an increase in prepaid revenue share, expenses and other assets of $128 million. In addition, we paid $500 million related to the resolution of a Department of Justice investigation.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash Used In Investing Activities

Cash used in investing activities in the nine months ended September 30, 2012 of $7,542 million was primarily attributable to cash consideration used in acquisitions and other investments of $10,471 million, including $9,518 million net cash paid in connection with the acquisition of Motorola, and capital expenditures of $2,253 million related primarily to our facilities, data centers, and related equipment. These decreases were partially offset by net maturities and sales of marketable securities of $5,554 million. Also, in connection with our securities lending program, there was a decrease in investments in reverse repurchase agreements of $195 million and a cash collateral return of $321 million.

Cash used in investing activities in the nine months ended September 30, 2011 of $14,482 million was primarily attributable to net purchases of marketable securities of $10,586 million, capital expenditures of $2,487 million related primarily to our facilities, data centers, and related equipment, and cash consideration used in acquisitions and other investments of $1,708 million, including $676 million paid in connection with the acquisition of ITA. Also, in connection with our securities lending program, we received additional $694 million of cash collateral and invested $395 million in reverse repurchase agreements.

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

Cash Provided by Financing Activities

Cash provided by financing activities in the nine months ended September 30, 2012 of $1,921 million was primarily driven by net proceeds of $1,997 million from short-term debt issued under our commercial paper program and excess tax benefits from stock-based award activities of $113 million. This was partially offset by net payments for stock-based award activities of $189 million.

Cash provided by financing activities in the nine months ended September 30, 2011 of $767 million was primarily driven by net proceeds of $726 million of debt issued and excess tax benefits from stock-based award activities of $61 million.

Contractual Obligations

We recorded long-term taxes payable of $342 million in the nine months ended September 30, 2012 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock award activities, and research and experimentation tax credits. The effective tax rates were 18.8% and 22.3% for the three months ended September 30, 2011 and 2012 and 20.4% and 19.9% for the nine months ended September 30, 2011 and 2012. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries where we have lower statutory rates and higher than anticipated in countries where we have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, tax, labor and employment disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See Note 12 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contingencies.

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

At December 31, 2011, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €2.8 billion (or approximately $3.8 billion) and $232 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.4 billion (or approximately $2.2 billion) and $80 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$504 million (or approximately $490 million) and $17 million. At September 30, 2012, the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Euros were €4.6 billion (or approximately $5.9 billion) and $193 million; the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with British pounds were £1.9 billion (or approximately $3.0 billion) and $29 million; and the notional principal and fair value of foreign exchange contracts to purchase U.S. dollars with Canadian dollars were C$656 million (or approximately $644 million) and $9 million. These foreign exchange option contracts have maturities of 36 months or less. We may enter into similar contracts in other foreign currencies in the future.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term.

If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $72 million lower at September 30, 2012, and the total amount of expense recorded as interest and other income, net, would have been approximately $138 million higher in the three months ended September 30, 2012. If the U.S. dollar strengthened by 20%, the amount recorded in AOCI before tax effect would have been approximately $1.7 billion higher at September 30, 2012, and the total amount of expense recorded as interest and other income, net, would have been approximately $171 million higher in the three months ended September 30, 2012.

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

The notional principal of foreign exchange contracts to purchase U.S. dollars with foreign currencies was $2.3 billion and $3.1 billion at December 31, 2011 and September 30, 2012. The notional principal of foreign exchange contracts to sell U.S. dollars for foreign currencies was $472 million and $438 million at December 31, 2011 and September 30, 2012. The notional principal of foreign exchange contracts to purchase Euros with other foreign currencies was €711 million (or approximately $929 million) and €930 million (or approximately $1.2 billion) at December 31, 2011 and September 30, 2012. The notional principal of foreign exchange contracts to sell Euros for other foreign currencies was €17 million (or approximately $22 million) at September 30, 2012 and no such contracts were outstanding at December 31, 2011.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $27 million and $10 million at December 31, 2011 and September 30, 2012. The adverse impact at December 31, 2011 and September 30, 2012 is after consideration of the offsetting effect of approximately $503 million and $707 million from foreign exchange contracts in place for the months of December 2011 and September 2012. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

We invest our excess cash primarily in U.S. government and its agency securities, money market and other funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any other issuer.

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

During the second quarter of 2012, we began to hedge the variability of forecasted interest payments using forward-starting interest swaps. The total notional amount of these swaps was $1.0 billion as of September 30, 2012, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These forward-starting interest swaps effectively fix the benchmark interest rate on an anticipated debt issuance of $1.0 billion in 2014, and they will be terminated upon issuance of the debt.

When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest swaps. We manage market risk by matching the terms of the swaps with the critical terms of the expected debt issuance.

We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $934 million and $914 million at December 31, 2011 and September 30, 2012, after taking into consideration of the offsetting effect from interest rate derivative contracts outstanding as of December 31, 2011 and September 30, 2012. A hypothetical 1.00% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting interest swaps of approximately $110 million at September 30, 2012.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or write-offs of goodwill, and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize.

We generate a significant portion of our revenues from advertising, and the reduction in spending by or loss of advertisers could seriously harm our business.

We generated 96% of Google revenues from our advertisers in 2011 and 95% in the nine months ended September 30, 2012. Following our acquisition of Motorola, we still expect a significant portion of our revenues to come from advertising. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business. In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.

Our revenue growth rate could decline over time as a result of a number of factors, including increasing competition, changes in our product mix, including a significant increase in mobile search queries and a deceleration in the growth of desktop queries if monetization stays at current levels, and how users make queries and act on them, the challenges in maintaining our growth rate as our revenues increase to higher levels, the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate and the success of our investments in new business strategies, products, services, and technologies, such as our acquisition of Motorola.

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

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the FTC and the EC), intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Our acquisition of Motorola and our sale of hardware products (such as Nexus 7 tablet) also expose us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our businesses face intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.

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

Furthermore, many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have also been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Moreover, recent amendments to U.S. patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.

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

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Motorola, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Third parties have also sought broad injunctive relief against us by filing claims in the U.S. International Trade Commission (ITC) for exclusion and cease and desist orders, which could limit our ability to sell our products or services in the U.S. or elsewhere if our products or services or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. Adverse results in any of these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

In addition, many of our agreements with our customers and partners, including certain suppliers, require us to indemnify them for certain intellectual property infringement claims against them, which could increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Such customers and partners may also discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Moreover, supplier provided intellectual property indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products.

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

More people are using devices other than personal computers to access the internet and accessing new platforms to make search queries. If manufacturers and users do not widely adopt versions of our web search technology, products, or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, has increased dramatically in the past few years. The lower resolution, functionality, and memory associated with some alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. In addition, search queries are increasingly being undertaken via “apps” tailored to particular devices or social media platforms, which could affect our share of the search market over time. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services. We expect to continue to devote significant resources to the creation, support, and maintenance of mobile products and services. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices and platforms, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. The Securities and Exchange Commission recently adopted rules to implement these requirements. These rules may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in our products.

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

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 54% of our consolidated revenues in 2011 and 53% of our consolidated revenues in the nine months ended September 30, 2012, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

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

•

The mix in our revenues between those generated on our websites and those generated through our Google Network and other factors, such as changes in product mix, including a significant increase in mobile search queries and a deceleration in the growth of desktop queries if monetization stays at current levels, and the geographic mix of our revenues that can affect revenue growth rates and margins.

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

The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from October 1, 2011 through September 30, 2012, the closing price of our Class A common stock ranged from $495.52 per share to $756.50 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

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

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may harm the market price of our Class A common stock, and, if issued, our Class C capital Stock, regardless of our actual operating performance.

The concentration of our stock ownership limits our stockholders’ ability to influence corporate matters.

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2012, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 65% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, as noted above, the creation of the Class C capital stock was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012 and we have announced the intention of our board of directors to consider a stock dividend of shares of this new class. Because the Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

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

Results of Google’s Transferable Stock Option (TSO) Program

Under our TSO program, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options using the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended September 30, 2012 (unaudited):

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
July 1-31	129,009	$36,358	$1,165	$347.32	$281.63	$9.03
August 1-31	364,225	114,953	3,176	356.51	315.61	8.72
September 1-30	0	0	0	0	0	0

Total (except weighted-average per share amounts)	493,324	$151,311	$4,341	$354.10	$306.72	$8.80

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

In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt). The following table provides information with respect to sales by our executive officers of TSOs during the three months ended September 30, 2012 (unaudited):

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Nikesh Arora	3,197	$1,042	$0
Patrick Pichette	9,293	2,144	223

Total	12,490	$3,186	$223

ITEM 6.	EXHIBITS

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

GOOGLE INC.

Date: October 30, 2012	By:	/s/ PATRICK PICHETTE
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