Form 10-K
period 2012-12-31
Google Inc.
filed 2013-01-29
CIK 1288776

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

At June 30, 2012, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 29, 2012) was $134,705,433,770.

At January 23, 2013, there were 267,500,149 shares of the registrant’s Class A common stock outstanding and 62,163,063 shares of the registrant’s Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the 2013 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2012.

Google Inc.

Form 10-K

For the Fiscal Year Ended December 31, 2012

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

•

our plans to continue to invest in systems, facilities, and infrastructure, to increase in our hiring and provide competitive compensation programs, as well as to continue our current pace of acquisitions;

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

•	our potential exposure in connection with pending investigations and proceedings;

•	our expectations about our board of directors’ intention to declare a dividend of shares of the new Class C capital stock, as well as the timing of that dividend, if declared and paid;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	our continued investments in international markets;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations about the timing of disposition of the Home business;

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

Overview

Google is a global technology leader focused on improving the ways people connect with information. We aspire to build products and provide services that improve the lives of billions of people globally. Our mission is to organize the world’s information and make it universally accessible and useful. Our innovations in web search and advertising have made our website a top internet property and our brand one of the most recognized in the world.

Our Motorola business is comprised of two operating segments. The Mobile segment is focused on mobile wireless devices and related products and services. The Home segment is focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services.

We generate revenue primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program to promote their products and services with targeted advertising. In addition, the third parties that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenues and enhance the user experience. We also generate revenues from Motorola by selling hardware products.

In December 2012, we entered into an agreement with Arris Group, Inc. (Arris) and certain other persons providing for the disposition of our Motorola Home segment. The transaction is expected to close in 2013.

Our business is primarily focused around the following key areas: search, advertising, operating systems and platforms, enterprise and hardware products.

We were incorporated in California in September 1998 and reincorporated in Delaware in August 2003. Our headquarters are located at 1600 Amphitheatre Parkway, Mountain View, California 94043, and our telephone number is (650) 253-0000. We completed our initial public offering in August 2004 and our Class A common stock is listed on the Nasdaq Global Select Market under the symbol “GOOG.”

2012 Corporate Highlights

•	Android—The growth of our Android operating system continues to impress with approximately half a billion Android devices activated globally through September 2012.

•

Google Play—We launched Google Play, an entirely cloud-based, digital entertainment destination with more than 700,000 apps and games plus music, movies and books that our users can find, enjoy and share on the web and on their Android phone or tablet.

•

Social—“Growing the + and shipping the Google.” In 2011, we launched Google+, a new way to share online just like users do in the real world, sharing different things with different people. In late 2011 and continuing in 2012, we have tightened integration between Google+ and our other Google properties, such as Gmail and YouTube and now have 235 million active users across our Google properties.

•

Nexus 7 Tablet—We launched a powerful new tablet in June 2012 with a vibrant, 7” high-definition display. The Tegra-3 chipset, with a quad-core CPU and 12-core GPU, makes everything, including games, extremely fast. And at only 340 grams, lighter than most tablets, Nexus 7 was built to bring users the best of Google that can be held in the palm of the user’s hand.

•

Google Now—We introduced Google Now, a predictive search feature that gets you just the right information at just the right time. It tells you the day’s weather before you start your day, how much traffic to expect before you leave for work or school, when the next train will arrive as you’re standing on the platform, or your favorite team’s score while they’re playing – all automatically with cards appearing throughout the day at the moment you need them.

•

Knowledge Graph—Google’s Knowledge Graph, introduced in 2012, enables the user to search for things, people or places that Google knows about – landmarks, celebrities, cities, sports teams, buildings, geographical features, movies, works of arts and more – and enhances Google Search by understanding the ambiguities in language and by better understanding a user’s query.

On December 19, 2012, Google and Arris announced that Motorola Mobility had entered into an agreement (Motorola Agreement) with Arris and certain other persons providing for the disposition of the Home business for total consideration of approximately $2.35 billion in cash and common stock, subject to certain adjustments. Arris announced in January 2013 that it has agreed to sell approximately 10.6 million shares of its common stock, valued at $150.0 million, to Comcast Corporation with the closing of the Comcast investment and the Home business disposition expected to occur simultaneously. As provided for in the Motorola Agreement, the Comcast transaction will reduce the amount of stock consideration and increase the amount of cash consideration to be received by Google, but will not affect the total consideration. Specifically, the shares issued to Comcast will reduce, on a share-for-share basis, the number of shares of Arris common stock to be issued to Google and simultaneously increase the cash consideration to be received by Google by $150.0 million. Assuming the completion of the Comcast transaction, Comcast and Google will each own approximately 7.85% of the outstanding Arris common stock post-closing based on Arris’ capitalization as of the date of Arris’ announcement of the Comcast transaction. The disposition of the Home business to Arris is not contingent upon Arris’ sale of common stock to Comcast. In the event that Arris’ sale of common stock to Comcast does not close for any reason, there will be no reduction in the amount of shares of Arris common stock to be issued to Google and no corresponding increase in the amount of cash consideration. In that case, Google will own approximately 15.7% of the outstanding Arris common stock post-closing based on Arris’ capitalization as of the date of the Arris’ announced transaction with Google. The disposition of the Home business is expected to close in 2013.

In January 2013, the FTC closed its investigations into our business practices, including search and advertising. In connection with the closing of the investigation, we have voluntarily agreed to make certain product changes. In addition, we and Motorola have entered into a consent order with the FTC setting forth certain guidelines on our use of standards-essential patents in litigation.

Search

Our search technologies sort through an ever-growing amount of information to deliver relevant and useful search results in response to user queries. We integrate innovative features into our search service and offer specialized search services to help users tailor their search. In addition, we are constantly improving and adding to our products and services, to provide users with more relevant results so that users find what they are looking for faster. For instance, when users want to plan a trip, Flight Search is a feature that makes it easy for users to find flights that meet their needs. Whether they have a specific destination with dates in mind or not, Flight Search can help users quickly find the best options for their trips. We also offer Product Listing Ads, which include richer product information, such as product image, price, and merchant information, without requiring additional keywords or ad text.

In January 2012, we launched Search plus Your World. Now, when a user performs a signed-in search on Google, the user’s results page may include Google+ content from people that the user is close to (or might be interested in following). Relevant Google+ profiles and Google+ pages related to a specific topic or area of interest may also appear on a user’s results page.

In 2012, we also introduced Google Now and Google’s Knowledge Graph. Google Now is a predictive search feature that gets you just the right information at just the right time. It tells you the day’s weather before you start your day, how much traffic to expect before you leave for work or school, when the next train will arrive as you’re standing on the platform, or your favorite team’s score while they’re playing—all automatically with cards appearing throughout the day at the moment you need them. Google’s Knowledge Graph, introduced in 2012, enables the user to search for things, people or places that Google knows about – landmarks, celebrities, cities, sports teams, buildings, geographical features, movies, works of arts and more – and enhances Google Search in three main ways:

•	Find the Right Thing—By understanding the ambiguities and nuances in language the way users do, the Knowledge Graph makes Google Search more intelligent and relevant.

•

Get the Best Summary—With the Knowledge Graph, we can better understand a user’s query, so that we can summarize relevant content around that topic, including key facts users likely need for that particular query.

•

Go Deeper and Broader—The Knowledge Graph can help you make some unexpected discoveries. We’ve always believed that the perfect search engine should understand exactly what you mean and give you back exactly what you want. And we can sometimes help answer your next question before you’ve asked it, because the facts we show are informed by what other people have searched for.

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

To make mobile ad buying seamless and accessible for more than a million AdWords advertisers, we integrated our AdMob technology directly into our AdWords system in June 2012. This enables advertisers to run effective campaigns across the more than 300,000 mobile applications running ads by AdMob – all from within the AdWords interface. AdWords advertisers can now manage, measure and adjust search, display and video ads, reaching people on more than 2 million websites and hundreds of thousands of apps, across all screens.

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

Google Mobile. Mobile advertising is still in early innings, though the mobile device is quickly becoming the world’s newest gateway to information. Google is focused on developing easy-to-use ad products to help advertisers extend their reach, help create revenue opportunities for our publisher partners, and deliver relevant and useful ads to users on the go.

Google Mobile extends our products and services by providing mobile-specific features to mobile device users. Our mobile-specific search technologies include search by voice, search by sight, and search by location. Google Mobile also optimizes a large number of Google’s applications for mobile devices in both browser and downloadable form. In addition, we offer advertisers the ability to run search ad campaigns on mobile devices with popular mobile-specific ad formats, such as click-to-call ads in which advertisers can include a phone number within ad text. AdMob also offers effective ad units and solutions for application developers and advertisers. We continue to invest in improving users’ access to Google services through their mobile devices.

Google Local. Google is committed to providing users with relevant local information. We’ve organized information around more than 80 million places globally from various sources across the web. Users can find addresses, phone numbers, hours of operation, directions and more for millions of local queries like shops, restaurants, parks and landmarks right on Google.com, on Google Maps and on Google Maps for mobile. They can also discover more places that are right for them by rating the places they’ve been, and getting customized recommendations based on their tastes and those of their friends directly within Google Maps. Our products and services also help local business owners manage their online presence and connect with potential customers. Millions of business owners have verified their free business listings via Google Places to ensure that users have up-to-date information about their establishments, and to contribute additional details such as photos and products/services offered. Google Offers brings people daily deals from local and national businesses, redeemable for discounted goods or services. From restaurants to spa treatments to outdoor adventures, Google has deals from the best businesses a city has to offer as well as popular national brands.

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

Google+. Google+ is a new way to share online just like users do in the real world, sharing different things with different people. In late 2011 and continuing in 2012, we have tightened integration between Google+ and our other Google properties, such as Gmail and YouTube and now have 235 million active users across our Google properties.

Google Play. Google Play is an entirely cloud-based, digital entertainment destination with more than 700,000 apps and games plus music, movies and books that our users can find, enjoy and share on the web and on their Android phone or tablet.

Google Drive. Google Drive is a place where users can create, share, collaborate, and keep all of their stuff. Google Docs is built right into Google Drive so users can work with others in real time on documents, spreadsheets and presentations and users’ files go everywhere they do. When users change a file on the web, on their computer, or on their mobile device, the file updates on every device where users have installed Google Drive.

Google Wallet. Google Wallet is a virtual wallet that securely stores your credit and debit cards, offers, and rewards cards. Users can tap their phone to pay in-store using Google Wallet anywhere contactless payments are accepted – at over 200,000 merchants across the United States. Users can also pay online by signing into their Google Wallet account.

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

Motorola

Our Motorola Mobility business is comprised of two operating segments. The Mobile segment is focused on mobile wireless devices and related products and services. The Home segment is focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services. In December 2012, we entered into an agreement with Arris Group, Inc. and certain other persons providing for the disposition of our Home segment. The transaction is expected to close in 2013.

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

Our research and development expenses were $3.8 billion, $5.2 billion, and $6.8 billion in 2010, 2011, and 2012, respectively, which included stock-based compensation expense of $861 million, $1.1 billion, and $1.3 billion, respectively. We expect to continue to invest in building the employee and systems infrastructures needed to support the development of new products and services and to improve existing ones.

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

No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2010, 2011, or 2012.

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

At December 31, 2012, we had 53,861 full-time employees, consisting of 19,746 in research and development, 15,306 in sales and marketing, 6,214 in general and administrative, and 12,595 in operations. All of Google’s full-time employees are also equityholders, with significant collective employee ownership. Although we have works councils and statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff.

Global Operations and Geographic Data

We provide our products and services in more than 100 languages and in more than 50 countries, regions, and territories. On www.google.com or one of our other Google domains, users can find information in many different languages and in many different formats. The United States accounted for approximately 47% of our revenues in 2012. Information regarding financial data by geographic areas is set forth in Item 7 and Item 8 of this Annual Report on Form 10-K. See Note 15 of Notes to Consolidated Financial Statements under Item 8.

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

We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website as well as on our investor relations Google+ page (https://plus.google.com/+GoogleInvestorRelations/posts). Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 1A.	RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

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

Acquisitions are an important element of our overall corporate strategy and use of capital, and we expect our current pace of acquisitions to continue. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Failure to successfully further develop the acquired business or technology.

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Integration of the acquired company’s accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

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

Future acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill, and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize.

We generate a significant portion of our revenues from advertising, and a reduction in spending by or loss of advertisers could seriously harm our business.

We generated 95% of Google revenues from our advertisers in 2012. Following our acquisition of Motorola, we still expect a significant portion of our revenues to come from advertising. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.

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

The revenue growth rate of our Motorola business will also depend on a number of factors, including the success of the new products we plan to introduce, our reliance on several large customers, the absence of long-term exclusivity arrangements with such customers, our ability to gain significant market share in the mobile devices space, our reliance on third-party distributors, representatives and retailers to sell certain of its products and the successful implementation of our product and operating system strategies. Furthermore, industry consolidation in the telecommunications and cable industries could negatively impact Motorola’s business because there would be fewer network operators and it could be more difficult to replace any lost customers. Any of these factors could have a negative impact on Motorola’s business and have an adverse effect on our consolidated financial results.

We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including Motorola. For instance, our operating margin will experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members’ websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. Both the margin on revenues we generate from our Google Network Members and the margin on revenues from our Motorola business are significantly less than the margin on revenues we generate from advertising on our websites. Also, the margins on advertising revenues from mobile devices and newer advertising formats are generally less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.

We are subject to increased regulatory scrutiny that may negatively impact our business.

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. We continue to cooperate with the European Commission (EC), other international regulatory authorities, and several state attorneys general in investigations they are conducting with respect to our business and its impact on competition. Legislators and regulators, including those conducting investigations in the U.S. and Europe, may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

We are regularly subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the EC), intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Our acquisition of Motorola and our sale of hardware products also expose us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our businesses face intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.

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

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Motorola products, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, infringe the intellectual property rights of others. Third parties have also sought broad injunctive relief against us by filing claims in the U.S. International Trade Commission (ITC) for exclusion and cease and desist orders, which could limit our ability to sell our products or services in the U.S. or elsewhere if our products or services or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. Adverse results in any of these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

In addition, many of our agreements with our customers and partners, including certain suppliers, require us to indemnify them for certain intellectual property infringement claims against them, which could increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Such customers and partners may also discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Moreover, supplier provided intellectual property indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products. In addition, in connection with the sale of Motorola’s Home business to Arris Group, Inc. (Arris), we agreed to indemnify Arris against certain intellectual property infringement litigation, including, among others, a patent infringement claim brought by TiVo relating to certain digital video recording equipment sold by Motorola Mobility.

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

We also require our suppliers and business partners to comply with law and company policies regarding workplace and employment practices, environmental compliance and intellectual property licensing, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If any of them fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the salability of our products and expose us to financial obligations to third parties.

The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer’s efforts to prevent the sourcing of such “conflict” minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in our products.

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

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 53% of our consolidated revenues in 2012, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

Our Motorola business also has facilities outside the U.S., and nearly all of our Motorola products (other than some prototypes) are manufactured outside the U.S., primarily in China, Taiwan and Brazil. If our manufacturing in these countries is disrupted, our overall capacity could be reduced and sales or profitability could be negatively impacted. We require these suppliers and business partners to comply with law and company policies regarding workplace and employment practices, environmental compliance and intellectual property licensing, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If any of them fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the salability of our products and expose us to financial obligations to third parties.

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

The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 1, 2012 through December 31, 2012, the closing price of our Class A common stock ranged from $559.05 per share to $768.05 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

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

In addition, we have announced the intention of our board of directors to consider a distribution of shares of our non-voting Class C capital stock as a dividend to our holders of Class A and Class B common stock, pending resolution of litigation involving the authorization of that class.

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

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2012, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 65% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

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

Our headquarters are located in Mountain View, California, where we own approximately 3.5 million square feet of office and building space and approximately seven acres of developable land to accommodate anticipated future growth. We also own a 2.3 million square feet office building in New York, New York and 665,000 square feet of office and building space in Paris, France and Dublin, Ireland. We also operate and own data centers in the U.S., Europe, and Asia pursuant to various lease agreements and co-location arrangements.

In addition, we lease approximately 3.8 million square feet of office space and approximately 61 acres of undeveloped land in and near our headquarters in Mountain View, California. We also lease additional research and development, and sales and support offices throughout the United States and maintain leased facilities internationally in countries around the world. Larger leased sites include properties located in Dublin, Ireland; Zurich, Switzerland; London, UK; Hyderabad, India; San Francisco, CA; San Bruno, CA; Paris, France; Hamburg, Germany; Tel Aviv, Israel; Sao Paulo, Brazil; Ann Arbor, MI; Bothell, WA; Cambridge, MA; Chicago, IL; Kirkland, WA; Venice, CA; Pittsburgh, PA; Seattle, WA; Sydney, Australia; Beijing, China; Shanghai, China; Bangalore, India; Gurgaon, India; Tokyo, Japan; and Singapore.

Motorola also operates manufacturing facilities, research and development, administrative and sales offices in various U.S. locations and in many foreign countries. Motorola owns eight facilities (manufacturing, sales, service and offices), five of which are located in the Americas Region (U.S., Canada, Mexico, Central America and South America) and three of which are located in other countries. As of December 31, 2012, Motorola leased 97 facilities, 31 of which are located in the Americas Region and 66 of which are located in other countries. Motorola Mobility owns three major facilities for the manufacturing and distribution of its products. These facilities are located in Tianjin, China; Hsin Tien, Taiwan; and Jaguariuna, Brazil. As previously reported, Motorola is executing a significant consolidation of its portfolio, which will reduce the number of facilities worldwide, including manufacturing, sales and marketing, and research and development locations.

We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business. Motorola generally considers the productive capacity of the plants operated by each of its business segments to be adequate and sufficient for the requirements of each business group. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 11 “Commitments and Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “GOOG” since August 19, 2004. Prior to that time, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the Nasdaq Global Select Market.

Fiscal Year 2012 Quarters Ended:	High	Low
March 31, 2012	$670.25	$564.55
June 30, 2012	653.14	556.52
September 30, 2012	764.89	562.09
December 31, 2012	774.38	636.00

Fiscal Year 2011 Quarters Ended:	High	Low
March 31, 2011	$642.96	$551.28
June 30, 2011	595.19	473.02
September 30, 2011	627.50	490.86
December 31, 2011	646.76	480.60

Our Class B common stock is neither listed nor traded.

Holders of Record

As of December 31, 2012, there were approximately, 2,689 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $707.38 per share as reported by the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2012, there were approximately 79 stockholders of record of our Class B common stock.

Dividend Policy

We have never declared or paid any cash dividend on our common stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future.

Stock Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Google under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares the 5-year cumulative total return to shareholders on Google Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the RDG Internet Composite index, and the NASDAQ Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each index on December 31, 2007 and its relative performance is tracked through December 31, 2012. The returns shown are based on historical results and are not intended to suggest future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Google Inc., the S&P 500 Index, the

NASDAQ Composite Index, and the RDG Internet Composite Index

*$100 invested on December 31, 2007 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Results of Google’s Transferable Stock Option (TSO) Program

Under our TSO program, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended December 31, 2012:

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period(1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
October 1 – 31	49,772	$15,307	$514	$381.19	$307.55	$10.34
November 1 – 30	190,351	66,001	1,153	338.77	346.73	6.06
December 1 – 31	0	0	0	0	0	0

Total (except weighted-average per share amounts)	240,123	$81,308	$1,667	$347.56	$338.61	$6.95

(1)

The TSO program is generally active during regular trading hours for the Nasdaq Global Select Market when our trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)

TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

Our TSO program allows participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt). The following table provides information with respect to sales by our executive officers of TSOs during the three months ended December 31, 2012:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Nikesh Arora	2,843	$999	$3
Patrick Pichette	9,291	$2,441	$177

Total	12,134	$3,440	$180

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected consolidated financial data in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The consolidated statements of income data for the years ended December 31, 2010, 2011, and 2012 and the consolidated balance sheet data at December 31, 2011, and 2012 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2008 and 2009, and the consolidated balance sheet data at December 31, 2008, 2009, and 2010, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2008	2009	2010	2011	2012
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$21,796	$23,651	$29,321	$37,905	$50,175
Income from operations	6,632	8,312	10,381	11,742	12,760
Net income from continuing operations	4,227	6,520	8,505	9,737	10,788
Net loss from discontinued operations	0	0	0	0	(51)
Net income	4,227	6,520	8,505	9,737	10,737

Net income (loss) per share of Class A and Class B common stock—basic
Continuing operations	$13.46	$20.62	$26.69	$30.17	$32.97
Discontinued operations	0	0	0	0	$(0.16)

Net income per share of Class A and Class B common stock—basic	$13.46	$20.62	$26.69	$30.17	$32.81

Net income (loss) per share of Class A and Class B common stock—diluted
Continuing operations	$13.31	$20.41	$26.31	$29.76	$32.46
Discontinued operations	0	0	0	0	$(0.15)

Net income per share of Class A and Class B common stock—diluted	$13.31	$20.41	$26.31	$29.76	$32.31

	As of December 31,
	2008	2009	2010	2011	2012
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$15,846	$24,485	$34,975	$44,626	$48,088
Total assets	31,768	40,497	57,851	72,574	93,798
Total long-term liabilities	1,227	1,746	1,614	5,516	7,746
Total stockholders’ equity	28,239	36,004	46,241	58,145	71,715

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.

Overview

Google is a global technology leader focused on improving the ways people connect with information. We aspire to build products and provide services that improve the lives of billions of people globally. Our mission is to organize the world’s information and make it universally accessible and useful. Our innovations in web search and advertising have made our website a top internet property and our brand one of the most recognized in the world.

Our Motorola business is comprised of two operating segments. The Mobile segment is focused on mobile wireless devices and related products and services. The Home segment is focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services.

We generate revenue primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program to promote their products and services with targeted advertising. In addition, the third parties that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenues and enhance the user experience. We also generate revenues from Motorola by selling hardware products.

In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of our Motorola Home segment. The transaction is expected to close in 2013.

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

The main focus of our advertising programs is to provide relevant and useful advertising to our users, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and our Google Network Members’ websites. These steps include not displaying ads that generate low click-through rates or that send users to irrelevant or otherwise low quality websites, updating our advertising policies and ensuring their compliance, and terminating our relationships with those Google Network Members whose websites do not meet our quality requirements. We may also continue to take steps to reduce the number of accidental clicks by our users. These steps could negatively affect the growth rate of our revenues.

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

The operating margin we realize on revenues generated from ads placed on our Google Network Members’ websites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our websites because most of the advertiser fees from ads served on Google Network Members’ websites are shared with our Google Network Members. For the past five years, growth in advertising revenues from our websites has generally exceeded that from our Google Network Members’ websites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our websites compared to the rate of growth in revenues from our Google Network Members’ websites may vary over time. Also, the margins on advertising revenues from mobile devices and other newer advertising formats are generally lower than those from desktop computers and tablets. We expect this trend to continue to pressure our margins, particularly if we fail to realize the opportunities we anticipate with the transition to a dynamic multi-screen environment.

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

From an overall business perspective, we continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We increased our hiring in 2012, and we may continue to do so and to provide competitive compensation programs for our employees. Our full-time employee headcount was 32,467 at December 31, 2011 and 53,861 at December 31, 2012, which includes 16,317 headcount from Motorola. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, manufacturing and inventory-related costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.

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

Results of Operations

We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). The operating results of Motorola were included in our Consolidated Statements of Income from the acquisition date through December 31, 2012. In December 2012, we entered into an agreement for the disposition of the Motorola Home segment and the related financial results are presented as net loss from discontinued operations in the Consolidated Statements of Income.

Subsequent to the acquisition in May 2012, we initiated a restructuring plan in our Motorola business. See Note 9 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of this restructuring plan and the associated restructuring charges. We continue to evaluate our plans and further restructuring actions may occur, which may cause us to incur additional restructuring charges, some of which may be significant.

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2010	2011	2012
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	100.0%	100.0%	91.8%
Motorola Mobile (hardware and other)	0	0	8.2

Total revenues	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenues—Google (advertising and other)	35.5	34.8	34.2
Cost of revenues—Motorola Mobile (hardware and other)	0	0	6.9
Research and development	12.8	13.6	13.5
Sales and marketing	9.5	12.1	12.2
General and administrative	6.8	7.2	7.8
Charge related to the resolution of Department of Justice investigation	0	1.3	0

Total costs and expenses	64.6	69.0	74.6

Income from operations	35.4	31.0	25.4
Interest and other income, net	1.4	1.5	1.3

Income from continuing operations before income taxes	36.8	32.5	26.7
Provision for income taxes	7.8	6.8	5.2

Net income from continuing operations	29.0	25.7	21.5
Net loss from discontinued operations	0	0	(0.1)

Net income	29.0%	25.7%	21.4%

Revenues

The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Year Ended December 31,
	2010	2011	2012
Google:
Advertising revenues:
Google websites	$19,444	$26,145	$31,221
Google Network Members’ websites	8,792	10,386	12,465

Total advertising revenues	28,236	36,531	43,686
Other revenues	1,085	1,374	2,353

Total Google revenues (advertising and other)	$29,321	$37,905	$46,039

Motorola Mobile:
Total Motorola Mobile revenues (hardware and other)	0	0	4,136

Total revenues	$29,321	$37,905	$50,175

The following table presents our revenues, by business, as a percentage of total revenues for the periods presented:

	Year Ended December 31,
	2010	2011	2012
Google (advertising and other)	100%	100%	92%
Motorola Mobile (hardware and other)	0%	0%	8%

Total revenues	100%	100%	100%

The following table presents our Google revenues, by revenue source, as a percentage of total Google revenues for the periods presented:

	Year Ended December 31,
	2010	2011	2012
Advertising revenues:
Google websites	66%	69%	68%
Google Network Members’ websites	30%	27%	27%

Total advertising revenues	96%	96%	95%
Google websites as % of advertising revenues	69%	72%	71%
Google Network Members’ websites as % of advertising revenues	31%	28%	29%
Other revenues	4%	4%	5%

Our revenues increased $12,270 million from 2011 to 2012. This increase resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites and, to a lesser extent, an increase in other revenues driven by hardware product sales. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic including mobile queries, certain monetization improvements including new ad formats, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the general strengthening of the U.S dollar compared to certain foreign currencies (primarily the Euro), the revenue shift mix between Google websites and Google Network Members’ websites, the changes in platform mix due to traffic growth in mobile devices, where the average cost-per-click is typically lower compared to desktop computers and tablets, and the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower compared to more mature markets.

In addition, the increase in our revenues from 2011 to 2012 resulted from the inclusion of revenues from our Motorola Mobile business of $4,136 million.

Our revenues increased $8,584 million from 2010 to 2011. This increase resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs and, to a lesser extent, an increase in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic, certain monetization improvements including new ad formats, and the continued global expansion of our products, and our advertiser and user base, as well as an increase in the number of Google Network Members. The increase in the average cost-per-click paid by our advertisers was primarily driven by the increased spending from advertisers and a general weakening of the U.S dollar compared to foreign currencies (primarily the Euro, Japanese yen, and British pound), partially offset by the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower, compared to more mature markets. In addition, the increase in advertising revenues for Google Network Members’ websites from 2010 to 2011 was partially offset by the loss of a search partnership and, to a lesser extent, by a search quality improvement made during the first quarter of 2011.

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

Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 34% from 2011 to 2012 and approximately 25% from 2010 to 2011. Average cost-per-click on Google websites and Google Network Members’ websites decreased approximately 12% from 2011 to 2012 and increased approximately 3% from 2010 to 2011. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels, including mobile devices, also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.

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

Revenues by Geography

The following table presents our Google domestic and international revenues as a percentage of Google revenues, determined based on the billing addresses of our customers for our Google business:

	Year Ended December 31,
	2010	2011	2012
United States	48%	46%	46%
United Kingdom	11%	11%	11%
Rest of the world	41%	43%	43%

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers for our Google business, and shipping addresses of our customers for our Motorola Mobile business:

	Year Ended December 31,
	2010	2011	2012
United States	48%	46%	47%
United Kingdom	11%	11%	10%
Rest of the world	41%	43%	43%

The growth in revenues from the United States as a percentage of consolidated revenues from 2011 to 2012 was primarily as a result of the inclusion of Motorola Mobile revenues which were primarily generated in the United States.

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Euro) from 2011 to 2012 had an unfavorable impact on our international revenues. Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $68 million or 1.4% higher and our revenues from the rest of the world would have been approximately $1,211 million or 5.6% higher in 2012. This is before consideration of hedging gains of $18 million and $199 million recognized to revenues from the United Kingdom and the rest of the world in 2012.

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

Although we expect to continue to make investments in international markets, these investments may not result in an increase in our international revenues as a percentage of total revenues in 2013 or thereafter. See Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about geographic areas.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, credit card and other transaction fees related to processing customer transactions, amortization of acquired intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. We also license content on the pages of our web sites from which the content is sold and share most of the fees these sales generate with content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or on a straight-line basis, whichever is greater, over the terms of the agreements.

In addition, cost of revenues includes manufacturing and inventory-related costs from our Motorola Mobile business.

The following tables present our cost of revenues and cost of revenues as a percentage of revenues by business, and our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues in the Google business, for the periods presented (dollars in millions):

	Year Ended December 31,
	2010	2011	2012
Cost of revenues—Google (advertising and other)	$10,417	$13,188	$17,176
Cost of revenues—Motorola Mobile (hardware and other)	0	0	3,458
Cost of revenues—Google (advertising and other) as a percentage of Google revenues	35.5%	34.8%	37.3%
Cost of revenues—Motorola Mobile (hardware and other) as a percentage of Motorola Mobile revenues	0	0	83.6%

	Year Ended December 31,
	2010	2011	2012
Traffic acquisition costs related to AdSense arrangements	$6,162	$7,294	$8,791
Traffic acquisition costs related to distribution arrangements	1,155	1,517	2,165

Total traffic acquisition costs	$7,317	$8,811	$10,956

Traffic acquisition costs as a percentage of advertising revenues	25.9%	24.1%	25.1%

Cost of revenues increased $7,446 million from 2011 to 2012. The increase was primarily related to the inclusion of manufacturing and inventory-related costs from our Motorola Mobile business of $3,458 million. Additionally, there was an increase in traffic acquisition costs of $2,145 million resulting from more advertiser fees generated through our AdSense program, more traffic directed to our websites, as well as more distribution fees paid. The remaining increase was primarily driven by increase in data center costs, hardware product costs and content acquisition costs. The increase in traffic acquisition costs as a percentage of advertising revenues was primarily the result of a greater increase in traffic acquisition costs related to distribution arrangements compared to the increase in advertising revenues generated by Google websites. The increase in Google cost of revenues as a percentage of Google revenues was also driven by an increase in hardware product costs.

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

We expect cost of revenues will increase in dollar amount and may increase as a percentage of total revenues in 2013 and in future periods, primarily as a result of increases in traffic acquisition costs, data center costs, manufacturing and inventory-related costs, content acquisition costs, credit card and other transaction fees, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

•

The relative growth rates of expenses associated with distribution arrangements and the related revenues generated, including whether we share with certain existing and new distribution partners, including mobile distribution partners, proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our websites.

Research and Development

The following table presents our research and development expenses, and research and development expenses as a percentage of our revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2010	2011	2012
Research and development expenses	$3,762	$5,162	$6,793
Research and development expenses as a percentage of total revenues	12.8%	13.6%	13.5%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as incurred.

Research and development expenses increased $1,631 million from 2011 to 2012, which includes $710 million related to Motorola Mobile. The remaining increase of $921 million was primarily due to an increase in labor and facilities-related costs of $359 million, largely as a result of a 15% increase in research and development headcount, an increase in stock-based compensation expense of $213 million, an increase in depreciation and equipment-related expenses of $147 million, and an increase in professional services expense of $66 million.

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

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of total revenues in 2013 and future periods because we expect to continue to invest in building the necessary employee and system infrastructure required to support the development of new, and improve existing, products and services.

Sales and Marketing

The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of total revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2010	2011	2012
Sales and marketing expenses	$2,799	$4,589	$6,143
Sales and marketing expenses as a percentage of total revenues	9.5%	12.1%	12.2%

Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.

Sales and marketing expenses increased $1,554 million from 2011 to 2012, which includes $678 million related to Motorola Mobile. The remaining increase of $876 million was primarily due to an increase in labor and facilities-related costs of $390 million, largely as a result of a 14% increase in sales and marketing headcount, as well as an increase in advertising and promotional expenses of $288 million. In addition, there was an increase in stock-based compensation expense of $87 million.

Sales and marketing expenses increased $1,790 million from 2010 to 2011. This increase was primarily due to an increase in labor and facilities-related costs of $787 million, largely as a result of a 36% increase in sales and marketing headcount, including headcount from acquisitions, as well as an increase in employee base salaries of approximately 10%. In addition, there was an increase in advertising and promotional expenses of $700 million.

We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of total revenues in 2013 and future periods, as we expand our business globally, increase advertising and promotional expenditures in connection with new and existing products, and increase the level of service we provide to our advertisers, Google Network Members, and other partners.

General and Administrative

The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of total revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2010	2011	2012
General and administrative expenses	$1,962	$2,724	$3,845
General and administrative expenses as a percentage of total revenues	6.8%	7.2%	7.8%

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

General and administrative expenses increased $1,121 million from 2011 to 2012, which includes $364 million related to Motorola Mobile. The remaining increase of $757 million was primarily due to an increase in amortization of acquired intangible assets of $274 million, an increase in professional services expense of $147 million, the majority of which was related to legal costs, an increase in labor and facilities-related costs of $122 million, primarily as a result of a 11% increase in general and administrative headcount, as well as an increase in stock-based compensation expense of $89 million.

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

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of total revenues in 2013 and future periods.

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

Stock-Based Compensation

The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues for the periods presented (dollars in millions):

	Year Ended December 31,
	2010	2011	2012
Stock-based compensation	$1,376	$1,974	$2,649
Stock-based compensation as a percentage of total revenues	4.7%	5.2%	5.3%

Stock-based compensation increased $675 million from 2011 to 2012. This increase was primarily due to additional stock awards issued to existing and new employees, awards issued in connection with the acquisition of Motorola, and acceleration of certain awards resulting from Motorola restructuring. Additionally, stock-based compensation expense for the Motorola Home segment was included in net loss from discontinued operations.

Stock-based compensation increased $598 million from 2010 to 2011. This increase was largely due to additional stock awards issued to existing and new employees.

We estimate stock-based compensation to be approximately $2.5 billion in 2013 and $2.7 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after December 31, 2012 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net

Interest and other income, net, increased $42 million from 2011 to 2012. This increase was primarily driven by a gain on divestiture of business of $188 million in 2012, an impairment charge related to equity investments of $110 million in 2011, partially offset by an increase in foreign currency exchange loss of $152 million and a decrease in interest income of $99 million.

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

As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in 2013 and future periods.

Provision for Income Taxes

The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Year Ended December 31,
	2010	2011	2012
Provision for income taxes	$2,291	$2,589	$2,598
Effective tax rate	21.2%	21.0%	19.4%

Our provision for income taxes increased from 2011 to 2012, primarily as a result of increases in federal income taxes, driven by higher taxable income year over year and expiration of the federal research and development credit, partially offset by proportionately more earnings realized in countries that have lower statutory tax rates. Our effective tax rate decreased from 2011 to 2012, primarily as a result of proportionately more earnings realized in countries that have lower statutory tax rates as well as a discrete item related to an investigation by the Department of Justice recognized in 2011, which was not deductible for income tax purposes.

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

The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law will result in a tax benefit which will be recognized in the first quarter of 2013, which is the quarter in which the law was enacted.

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

A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Net Loss from Discontinued Operations

In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home business for total consideration of approximately $2.35 billion in cash and common stock, subject to certain adjustments. The transaction is expected to close in 2013. As a result, the following financial information of Motorola Home was presented as net loss from discontinued operations in the Consolidated Statements of Income.

Year Ended December 31, 2012
(In millions)
Revenues	$2,028
Loss from discontinued operations before income taxes	(22)
Provision for income taxes	(29)
Net loss from discontinued operations	$(51)

Quarterly Results of Operations

You should read the following tables presenting our quarterly results of operations in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. You should also keep in mind that our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Please note that previously reported quarters have been adjusted to show discontinued operations for the disposition of the Motorola Home business.

The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2012. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012
	(In millions, except per share amounts)
	(unaudited)
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	$8,575	$9,026	$9,720	$10,584	$10,645	$10,964	$11,526	$12,905
Motorola Mobile (hardware and other)	0	0	0	0	0	843	1,778	1,514

Total revenues	8,575	9,026	9,720	10,584	10,645	11,807	13,304	14,419

Costs and expenses:
Cost of revenues—Google (advertising and other)	2,936	3,172	3,378	3,702	3,789	3,984	4,440	4,963
Cost of revenues—Motorola Mobile (hardware and other)	0	0	0	0	0	693	1,515	1,250
Research and development	1,226	1,234	1,404	1,298	1,441	1,538	1,879	1,935
Sales and marketing	1,026	1,091	1,204	1,268	1,269	1,413	1,710	1,751
General and administrative	591	648	676	809	757	942	1,020	1,126
Charge related to the resolution of Department of Justice investigation	500	0	0	0	0	0	0	0

Total costs and expenses	6,279	6,145	6,662	7,077	7,256	8,570	10,564	11,025

Income from operations	2,296	2,881	3,058	3,507	3,389	3,237	2,740	3,394
Interest and other income (expense), net	96	204	302	(18)	156	253	65	152

Income from continuing operations before income taxes	2,392	3,085	3,360	3,489	3,545	3,490	2,805	3,546
Provision for income taxes	594	580	631	784	655	657	647	639

Net income from continuing operations	$1,798	$2,505	$2,729	$2,705	$2,890	$2,833	$2,158	$2,907
Net income (loss) from discontinued operations	0	0	0	0	0	(48)	18	(21)

Net income	$1,798	$2,505	$2,729	$2,705	$2,890	$2,785	$2,176	$2,886

Net income (loss) per share—basic:
Continuing operations	$5.59	$7.77	$8.44	$8.34	$8.88	$8.68	$6.59	$8.83
Discontinued operations	0	0	0	0	0	(0.14)	0.05	$(0.06)

Net income per share—basic	$5.59	$7.77	$8.44	$8.34	$8.88	$8.54	$6.64	$8.77

Net income (loss) per share—diluted:
Continuing operations	$5.51	$7.68	$8.33	$8.22	$8.75	$8.56	$6.48	$8.68
Discontinued operations	0	0	0	0	0	(0.14)	0.05	(0.06)

Net income per share—diluted	$5.51	$7.68	$8.33	$8.22	$8.75	$8.42	$6.53	$8.62

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2012:

	Quarter Ended
	Mar 31, 2011	Jun 30, 2011	Sep 30, 2011	Dec 31, 2011	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012
Revenues:
Google (advertising and other)	100.0%	100.0%	100.0%	100.0%	100.0%	92.9%	86.6%	89.5%
Motorola Mobile (hardware and other)	0	0	0	0	0	7.1	13.4	10.5

Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Cost of revenues—Google (advertising and other)	34.2	35.1	34.8	35.0	35.6	33.7	33.4	34.4
Cost of revenues—Motorola Mobile (hardware and other)	0	0	0	0	0	5.9	11.3	8.7
Research and development	14.3	13.7	14.4	12.3	13.5	13.0	14.1	13.4
Sales and marketing	12.0	12.1	12.4	12.0	11.9	12.0	12.9	12.2
General and administrative	6.9	7.2	6.9	7.6	7.2	8.0	7.7	7.8
Charge related to the resolution of Department of Justice investigation	5.8	0	0	0	0	0	0	0

Total costs and expenses	73.2	68.1	68.5	66.9	68.2	72.6	79.4	76.5

Income from operations	26.8	31.9	31.5	33.1	31.8	27.4	20.6	23.5
Interest and other income (expense), net	1.1	2.3	3.1	(0.1)	1.5	2.1	0.5	1.1

Income from continuing operations before income taxes	27.9	34.2	34.6	33.0	33.3	29.5	21.1	24.6
Provision for income taxes	6.9	6.4	6.5	7.4	6.2	5.5	4.9	4.4

Net income from continuing operations	21.0%	27.8%	28.1%	25.6%	27.1%	24.0%	16.2%	20.2%
Net income (loss) from discontinued operations	0%	0%	0%	0%	0%	(0.4%)	0.1%	(0.2%)

Net income	21.0%	27.8%	28.1%	25.6%	27.1%	23.6%	16.3%	20.0%

Liquidity and Capital Resources

In summary, our cash flows are as follows (in millions):

	Year Ended December 31,
	2010	2011	2012
Net cash provided by operating activities	$11,081	$14,565	$16,619
Net cash used in investing activities	(10,680)	(19,041)	(13,056)
Net cash provided by financing activities	3,050	807	1,229

At December 31, 2012, we had $48.1 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, and municipalities in the U.S., corporate securities, mortgage-backed securities and asset-backed securities.

As of December 31, 2012, $31.4 billion of the $48.1 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.

Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2012, we had unused letters of credit for approximately $89 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2012, we had $2.5 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.2% that mature at various dates through 2013. Average commercial paper borrowings during the year were $2.2 billion and the maximum amount outstanding during the year was $2.7 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2012, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.

In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. As of December 31, 2012, the total carrying value and estimated fair value of these notes were $3.0 billion and $3.2 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of December 31, 2012. We are not subject to any financial covenants under the notes.

Cash Provided by Operating Activities

Cash provided by operating activities consist of net income adjusted for certain non-cash items, including amortization, depreciation, deferred income taxes, excess tax benefits from stock-based award activities, stock-based compensation expense, as well as the effect of changes in working capital and other activities.

Cash provided by operating activities in 2012 was $16,619 million and consisted of net income of $10,737 million, adjustments for non-cash items of $5,172 million, a gain on divestiture of business of $188 million and increase in cash from changes in working capital and other activities of $898 million. Adjustments for non-cash items primarily consisted of $2,692 million of stock-based compensation expense, $1,988 million of depreciation and amortization expense on property and equipment, $974 million of amortization of intangible and other assets, and $188 million of excess tax benefits from stock-based award activities, partially offset by $266 million of deferred income taxes. In addition, the increase in cash from changes in working capital activities primarily consisted of an increase in income taxes, net, of $1,492 million including additional tax obligations accrued, partially offset by an increase in the amount of estimated income taxes we paid during the year, an increase in accrued expenses and other liabilities of $762 million, a decrease in inventories of $301 million, an increase accrued revenue share of $299 million, and an increase in deferred revenue of $163 million. These changes were partially offset by an increase in prepaid revenue share, expenses, and other assets of $833 million including prepayments for certain content arrangements, an increase of accounts receivable of $787 million due to growth in fees billed to our customers, and a decrease in accounts payable of $499 million due to the timing of invoice processing and payments.

Cash provided by operating activities in 2011 was $14,565 million and consisted of net income of $9,737 million, adjustments for non-cash items of $4,198 million, and increase in cash from changes in working capital and other activities of $630 million. Adjustments for non-cash items primarily consisted of $1,974 million of stock-

based compensation expense, $1,396 million of depreciation and amortization expense of property and equipment, $455 million of amortization of intangible and other assets, $343 million of deferred income taxes, and $110 million related to impairment of equity investments. In addition, the increase in cash from changes in working capital activities primarily consisted of an increase in accrued expenses and other liabilities of $795 million, a net increase in income taxes payable and deferred income taxes of $731 million, an increase in accrued revenue share of $259 million, an increase of $162 million in deferred revenue, and an increase of $101 million in accounts payable. These increases were partially offset by an increase in accounts receivable of $1,156 million due to the growth in fees billed to our advertisers, and an increase in prepaid revenue share, expenses and other assets of $262 million. The increase in income taxes payable and deferred income taxes reflected primarily additional tax obligations accrued, partially offset by estimated income taxes paid during 2011. In addition, we paid $500 million related to the resolution of a Department of Justice investigation during the year.

Cash provided by operating activities in 2010 was $11,081 million, and consisted of net income of $8,505 million, adjustments for non-cash items of $2,675 million, and decrease in cash from changes in working capital and other activities of $99 million. Adjustments for non-cash items primarily consisted of $1,376 million of stock-based compensation expense, $1,067 million of depreciation and amortization expense on property and equipment, and $329 million of amortization of intangible and other assets, partially offset by $94 million of excess tax benefits from stock-based award activities. In addition, the decrease in cash from changes in working capital activities primarily consisted of an increase of $1,129 million in accounts receivable due to the growth in fees billed to our advertisers and an increase of $414 million in prepaid revenue share, expenses and other assets. These increases were partially offset by an increase in accrued expenses and other liabilities of $745 million, an increase in accounts payable of $272 million, an increase in accrued revenue share of $214 million, an increase in deferred revenue of $111 million, and a net increase in income tax payable and deferred income taxes of $102 million, which includes the same $94 million of excess tax benefits from stock-based award activities included under adjustments for non-cash items. The increase in accrued expense and other liabilities, accounts payable, accrued revenue share, and deferred revenues are primarily a result of the growth in our business and headcount. The increase in net income taxes payable and deferred income taxes was primarily a result of additional tax obligations accrued, partially offset by the release of certain tax reserves as a result of the settlement of our tax audits for our 2005 and 2006 tax years.

As we expand our business internationally, we have offered payment terms to certain advertisers that are standard in their locales but longer than terms we would generally offer to our domestic advertisers. In addition, we continue to evaluate our Motorola restructuring plan, and may incur additional charges, some of which may be significant. This may increase our working capital requirements and may have a negative effect on cash provided by our operating activities.

Cash Used In Investing Activities

Cash used in investing activities in 2012 of $13,056 million was primarily attributable to cash used in acquisitions and other investments of $11,264 million, including $9,518 million net cash paid in connection with the acquisition of Motorola, and capital expenditures of $3,273 million related primarily to our facilities, data centers, and related equipment. These decreases were partially offset by net maturities and sales of marketable securities of $1,770 million. Also, in connection with our securities lending program, we returned cash collateral of $334 million. See Note 3 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further information about our securities lending program.

Cash used in investing activities in 2011 of $19,041 million was primarily attributable to net purchases of marketable securities of $12,926 million, capital expenditures of $3,438 million related principally to our facilities, data centers, and related equipment, and cash used in acquisitions and other investments of $2,328 million, including $676 million paid in connection with the acquisition of ITA Software, Inc. Also, in connection with our securities lending program, we returned $354 million of cash collateral.

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

In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we expect to make significant investments in our systems, data centers, corporate facilities, information technology infrastructure, and employees in 2013 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.

In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.

In December 2012, we signed an agreement for the disposition of Motorola Home business for total consideration of approximately $2.35 billion in cash and stock subject to certain adjustments. We expect the transaction to close in 2013.

Cash Provided by Financing Activities

Cash provided by financing activities in 2012 of $1,229 million was primarily driven by net proceeds of $1,328 million from short-term debt issued under our commercial paper program and excess tax benefits from stock-based award activities of $188 million. This was partially offset by net payments for stock-based award activities of $287 million.

Cash provided by financing activities in 2011 of $807 million was primarily driven by net proceeds of $726 million of debt issued and excess tax benefits from stock-based award activities of $86 million.

Cash provided by financing activities in 2010 of $3,050 million was primarily driven by $3,463 million of net cash proceeds from the issuance of commercial paper and a promissory note. This was partially offset by $801 million in stock repurchases in connection with our acquisitions of AdMob, Inc. and On2 Technologies, Inc., as well as net proceeds from stock-based award activities of $294 million, and excess tax benefits from stock-based award activities of $94 million.

Contractual Obligations as of December 31, 2012

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating lease obligations, net of sublease income amounts	$3,619	$466	$870	$688	$1,595
Purchase obligations	2,123	942	943	119	119
Long-term debt obligations	3,401	70	1,121	1,083	1,127
Other long-term liabilities reflected on our balance sheet	236	41	119	40	36

Total contractual obligations	$9,379	$1,519	$3,053	$1,930	$2,877

The above table does not include future rental income of $649 million related to the leases that we assumed in connection with our building purchases.

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring primarily between 2013 and 2063. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the above table. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Certain leases have adjustments for market provisions.

Purchase Obligations

Purchase obligations represent non-cancelable contractual obligations at December 31, 2012. These contracts are primarily related to distribution arrangements, video and other content licensing revenue sharing arrangements, data center operations and facility build-outs, as well as purchase of inventory.

Long-term Debt Obligations

Long-term debt obligations represent principal and interest payments to be made over the life of our unsecured senior notes issued in May 2011. Please see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.

Other Long-Term Liabilities

Other long-term liabilities consist of cash obligations, primarily the legal settlement with the Authors Guild and the Association of American Publishers (AAP), asset retirement obligations, and milestone and royalty payments owed in connection with certain acquisitions and licensing agreements.

In addition to the amounts above, we had long-term taxes payable of $2.1 billion as of December 31, 2012 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the above table.

Off-Balance Sheet Entities

At December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.

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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and experimentation tax credits. The effective tax rates were 21.2%, 21.0%, and 19.4% for 2010, 2011, and 2012. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.

Loss Contingencies

We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding contingencies.

Business Combinations

We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets.

Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 6 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable and non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (1) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and record the corresponding charge as interest and other income, net.

Prior period reclassification

Prior period balance related to inventories has been reclassified to conform to the current year presentation.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates.

Foreign Currency Exchange Risk

Economic Exposure

We transact business in various foreign currencies and have significant international revenues, as well as costs denominated in foreign currencies. This exposes us to the risk of fluctuations in foreign currency exchange rates. We purchase foreign exchange option contracts to reduce the volatility of cash flows related to forecasted revenues denominated in certain foreign currencies. The objective of the foreign exchange contracts is to better ensure that the U.S. dollar-equivalent cash flows are not adversely affected by changes in the U.S. dollar/foreign currency exchange rates. These contracts are designated as cash flow hedges. The gain on the effective portion of a cash flow hedge is initially reported as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into revenues when the hedged revenues are recorded or as interest and other income, net, if the hedged transaction becomes probable of not occurring. The notional principal of these contracts was approximately $6.5 billion and $9.5 billion as of December 31, 2011 and December 31, 2012. These foreign exchange contracts have maturities of 36 months or less.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currencies instruments could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $132 million and $9 million lower at December 31, 2011 and December 31, 2012, and the total amount of expense recorded as interest and other income, net, would have been approximately $138 million and $140 million higher in the years ended December 31, 2011 and December 31, 2012. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.2 billion and $1.7 billion higher at December 31, 2011 and December 31, 2012, and the total amount of expense recorded as interest and other income, net, would have been approximately $202 million and $159 million higher in the years ended December 31, 2011 and December 31, 2012.

Transaction Exposure

Our exposure to foreign currency transaction gains and losses is the result of certain net receivables due from our foreign subsidiaries and customers being denominated in currencies other than the functional currency of the subsidiary, primarily the Euro and the British pound. Our foreign subsidiaries conduct their businesses in local currency. We have entered into foreign exchange contracts to offset the foreign exchange risk on certain monetary assets and liabilities denominated in currencies other than the local currency of the subsidiary. The notional principal of foreign exchange contracts outstanding was $3.7 billion and $6.6 billion at December 31, 2011 and December 31, 2012.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $27 million and $9 million at December 31, 2011 and December 31, 2012. The adverse impact at December 31, 2011 and December 31, 2012 is after consideration of the offsetting effect of approximately $503 million and $731 million from foreign exchange contracts in place for the months of December 2011 and December 2012. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

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

During the second quarter of 2012, we began to hedge the variability of forecasted interest payments using forward-starting interest swaps. The total notional amount of these swaps was $1.0 billion as of December 31, 2012, with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These forward-starting interest swaps effectively fix the benchmark interest rate on an anticipated debt issuance of $1.0 billion in 2014, and they will be terminated upon issuance of the debt.

When entering into forward-starting interest rate swaps, we are subject to market risk with respect to changes in the underlying benchmark interest rate that impacts the fair value of the forward-starting interest swaps. We manage market risk by matching the terms of the swaps with the critical terms of the expected debt issuance.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $934 million and $1.1 billion at December 31, 2011 and 2012, after taking into consideration the offsetting effect from interest rate derivative contracts outstanding as of December 31, 2011 and 2012. A hypothetical 1.00% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting interest swaps of approximately $107 million at December 31, 2012.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Google Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Google Inc.

We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. at December 31, 2011 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Google Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated January 29, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
January 29, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Google Inc.

We have audited Google Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Google Inc. and our report dated January 29, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
San Jose, California
January 29, 2013

Google Inc.

CONSOLIDATED BALANCE SHEETS

(In millions, except share and par value amounts which are reflected in thousands,

and par value per share amounts)

	As of December 31, 2011	As of December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$9,983	$14,778
Marketable securities	34,643	33,310

Total cash, cash equivalents, and marketable securities (including securities loaned of $2,778 and $3,160)	44,626	48,088
Accounts receivable, net of allowance of $133 and $581	5,427	7,885
Inventories	35	505
Receivable under reverse repurchase agreements	745	700
Deferred income taxes, net	215	1,144
Prepaid revenue share, expenses and other assets	1,710	2,132

Total current assets	52,758	60,454
Prepaid revenue share, expenses and other assets, non-current	499	2,011
Non-marketable equity securities	790	1,469
Property and equipment, net	9,603	11,854
Intangible assets, net	1,578	7,473
Goodwill	7,346	10,537

Total assets	$72,574	$93,798

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$588	$2,012
Short-term debt	1,218	2,549
Accrued compensation and benefits	1,818	2,239
Accrued expenses and other current liabilities	1,370	3,258
Accrued revenue share	1,168	1,471
Securities lending payable	2,007	1,673
Deferred revenue	547	895
Income taxes payable, net	197	240

Total current liabilities	8,913	14,337
Long-term debt	2,986	2,988
Deferred revenue, non-current	44	100
Income taxes payable, non-current	1,693	2,046
Deferred income taxes, net, non-current	287	1,872
Other long-term liabilities	506	740
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 9,000,000 shares authorized (Class A 6,000,000, Class B 3,000,000) and 12,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000); 324,895 (Class A 257,553, Class B 67,342) and par value of $325 (Class A $258, Class B $67) and 329,979 (Class A 267,448, Class B 62,531) and par value of $330 (Class A $267, Class B $63) shares issued and outstanding	20,264	22,835
Class C capital stock, $0.001 par value per share, 3,000,000 shares authorized; no shares issued and outstanding	0	0
Accumulated other comprehensive income	276	538
Retained earnings	37,605	48,342

Total stockholders’ equity	58,145	71,715

Total liabilities and stockholders’ equity	$72,574	$93,798

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share amounts)

	Year Ended December 31,
	2010	2011	2012
Revenues:
Google (advertising and other)	$29,321	$37,905	$46,039
Motorola Mobile (hardware and other)	0	0	4,136

Total revenues	$29,321	$37,905	$50,175

Costs and expenses:
Cost of revenues—Google (advertising and other)(1)	10,417	13,188	17,176
Cost of revenues—Motorola Mobile (hardware and other)(1)	0	0	3,458
Research and development(1)	3,762	5,162	6,793
Sales and marketing(1)	2,799	4,589	6,143
General and administrative(1)	1,962	2,724	3,845
Charge related to the resolution of Department of Justice investigation	0	500	0

Total costs and expenses	18,940	26,163	37,415

Income from operations	10,381	11,742	12,760
Interest and other income, net	415	584	626

Income from continuing operations before income taxes	10,796	12,326	13,386
Provision for income taxes	2,291	2,589	2,598

Net income from continuing operations	$8,505	$9,737	$10,788
Net loss from discontinued operations	0	0	(51)

Net income	$8,505	$9,737	$10,737

Net income (loss) per share of Class A and Class B common stock—basic:
Continuing operations	$26.69	$30.17	$32.97
Discontinued operations	0.00	0.00	(0.16)

Net income per share of Class A and Class B common stock—basic	$26.69	$30.17	$32.81

Net income (loss) per share of Class A and Class B common stock—diluted:
Continuing operations	$26.31	$29.76	$32.46
Discontinued operations	0.00	0.00	(0.15)

Net income per share of Class A and Class B common stock—diluted	$26.31	$29.76	$32.31

(1) Includes stock-based compensation expense as follows:

Cost of revenues—Google (advertising and other)	$67	$249	$359
Cost of revenues—Motorola Mobile (hardware and other)	0	0	14
Research and development	861	1,061	1,325
Sales and marketing	261	361	498
General and administrative	187	303	453

	$1,376	$1,974	$2,649

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

	Year Ended December 31,
	2010	2011	2012
Net income	$8,505	$9,737	$10,737
Other comprehensive income:
Change in foreign currency translation adjustment	(124)	(107)	75

Available-for-sale investments:
Change in net unrealized gains	232	348	493
Less: reclassification adjustment for net gains included in net income	(151)	(115)	(216)

Net change (net of tax effect of $52, $54, $68)	81	233	277

Cash flow hedges:
Change in unrealized gains	196	39	47
Less: reclassification adjustment for gains included in net income	(120)	(27)	(137)

Net change (net of tax effect of $52, $2, $53)	76	12	(90)

Other comprehensive income	33	138	262

Comprehensive income	$8,538	$9,875	$10,999

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In millions, except for share amounts which are reflected in thousands)

	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2010	317,772	$15,817	$105	$20,082	$36,004
Common stock issued	5,126	1,412	0	0	1,412
Common stock repurchased	(1,597)	(82)	0	(719)	(801)
Stock-based compensation expense		1,376	0	0	1,376
Stock-based compensation tax benefits		72	0	0	72
Tax withholding related to vesting of restricted stock units		(360)	0	0	(360)
Net income		0	0	8,505	8,505
Other comprehensive income		0	33	0	33

Balance at December 31, 2010	321,301	18,235	138	27,868	46,241
Common stock issued	3,594	621	0	0	621
Stock-based compensation expense		1,974	0	0	1,974
Stock-based compensation tax benefits		60	0	0	60
Tax withholding related to vesting of restricted stock units		(626)	0	0	(626)
Net income		0	0	9,737	9,737
Other comprehensive income		0	138	0	138

Balance at December 31, 2011	324,895	20,264	276	37,605	58,145
Common stock issued	5,084	736	0	0	736
Stock-based compensation expense		2,692	0	0	2,692
Stock-based compensation tax benefits		166	0	0	166
Tax withholding related to vesting of restricted stock units		(1,023)	0	0	(1,023)
Net income		0	0	10,737	10,737
Other comprehensive income		0	262	0	262

Balance at December 31, 2012	329,979	$22,835	$538	$48,342	$71,715

See accompanying notes.

Google Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2010	2011	2012
Operating activities
Net income	$8,505	$9,737	$10,737
Adjustments:
Depreciation and amortization of property and equipment	1,067	1,396	1,988
Amortization of intangible and other assets	329	455	974
Stock-based compensation expense	1,376	1,974	2,692
Excess tax benefits from stock-based award activities	(94)	(86)	(188)
Deferred income taxes	9	343	(266)
Impairment of equity investments	0	110	0
Gain on divestiture of business	0	0	(188)
Other	(12)	6	(28)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,129)	(1,156)	(787)
Income taxes, net	102	731	1,492
Inventories	0	(30)	301
Prepaid revenue share, expenses and other assets	(414)	(232)	(833)
Accounts payable	272	101	(499)
Accrued expenses and other liabilities	745	795	762
Accrued revenue share	214	259	299
Deferred revenue	111	162	163

Net cash provided by operating activities	11,081	14,565	16,619

Investing activities
Purchases of property and equipment	(4,018)	(3,438)	(3,273)
Purchases of marketable securities	(43,985)	(61,672)	(33,410)
Maturities and sales of marketable securities	37,099	48,746	35,180
Investments in non-marketable equity securities	(320)	(428)	(696)
Cash collateral related to securities lending	2,361	(354)	(334)
Investments in reverse repurchase agreements	(750)	5	45
Acquisitions, net of cash acquired and proceeds received from divestiture, and purchases of intangible and other assets	(1,067)	(1,900)	(10,568)

Net cash used in investing activities	(10,680)	(19,041)	(13,056)

Financing activities
Net proceeds (payments) from stock-based award activities	294	(5)	(287)
Excess tax benefits from stock-based award activities	94	86	188
Repurchase of common stock in connection with acquisitions	(801)	0	0
Proceeds from issuance of debt, net of costs	5,246	10,905	16,109
Repayment of debt	(1,783)	(10,179)	(14,781)

Net cash provided by financing activities	3,050	807	1,229

Effect of exchange rate changes on cash and cash equivalents	(19)	22	3

Net increase (decrease) in cash and cash equivalents	3,432	(3,647)	4,795
Cash and cash equivalents at beginning of year	10,198	13,630	9,983

Cash and cash equivalents at end of year	$13,630	$9,983	$14,778

Supplemental disclosures of cash flow information
Cash paid for interest	$0	$40	$74
Cash paid for taxes	$2,175	$1,471	$2,034
Non-cash financing activity:
Fair value of stock-based awards assumed in connection with acquisitions	$750	$0	$41

See accompanying notes.

Google Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Google Inc. and Summary of Significant Accounting Policies

Nature of Operations

We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising in our Google segment. In addition, as a result of our acquisition of Motorola Mobility Holdings, Inc. (Motorola) on May 22, 2012, we generate revenues from sales of mobile devices in our Motorola Mobile (Mobile) segment and digital set-top boxes in our Motorola Home (Home) segment. In December 2012, we entered into an agreement to dispose Home, and the related financial results are presented as net loss from discontinued operations on the Consolidated Statements of Income. Assets and liabilities of Motorola Home are not presented as held for sale on the Consolidated Balance Sheets because they are not material.

Basis of Consolidation

The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, fair values of stock-based awards, inventory valuations, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.

Revenue Recognition

The following table presents our revenues by revenue source (in millions):

	Year Ended December 31,
	2010	2011	2012
Google:
Advertising revenues:
Google websites	$19,444	$26,145	$31,221
Google Network Members’ websites	8,792	10,386	12,465

Total advertising revenues	28,236	36,531	43,686
Other revenues	1,085	1,374	2,353

Total Google revenues (advertising and other)	29,321	37,905	46,039

Motorola Mobile:
Total Motorola Mobile revenues (hardware and other)	0	0	4,136

Total revenues	$29,321	$37,905	$50,175

We recognize revenues when the services or products have been provided or delivered, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured.

Google

Google AdWords is our auction-based advertising program that enables advertisers to place text-based and display ads on our websites and our Google Network Members’ websites. Display advertising comprises the videos, text, images, and other interactive ads that run across the web on computers and mobile devices, including smart phones and handheld computers such as netbooks and tablets. Most of our customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer advertising on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads display on our websites and our Google Network Members’ websites as specified by the advertisers.

Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on our Google Network Members’ websites.

We recognize as revenues the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on our websites or our Google Network Members’ websites. For those advertisers using our cost-per-impression pricing, we recognize as revenues the fees charged to advertisers each time their ads are displayed on our websites or our Google Network Members’ websites. We report our Google AdSense revenues on a gross basis principally because we are the primary obligor to our advertisers.

We record deferred revenues upon invoicing or when cash payments are received in advance of our performance in the underlying agreement on the accompanying Consolidated Balance Sheets.

Motorola

For hardware product sales, where we sell directly to end customers or through distribution channels, revenue recognition generally occurs when products have been shipped, risk of loss has transferred to the customer, objective evidence exists that customer acceptance provisions have been met, no significant obligations remain and allowances for discounts, price protection, returns and customer incentives can be reasonably and reliably estimated. Recorded revenues are reduced by these allowances. Where these allowances cannot be reasonably and reliably estimated, we recognize revenue at the time the product sells through the distribution channel to the end customer.

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

Revenues from Home are included in net loss from discontinued operations.

Cost of Revenues

Google

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, credit card and other transaction fees related to processing customer transactions, amortization of acquired intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our web sites from which the content is viewed and share most of the fees these ads generate with the content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or the minimum guarantee on a straight-line basis, whichever is greater, over the terms of the agreements.

Prepaid revenue share and distribution fees are included in prepaid revenue share, expenses, and other assets on the accompanying Consolidated Balance Sheets.

Motorola

Cost of revenues from our Motorola business related to delivered hardware, including estimated warranty costs, are recognized at the time of sale. Cost of revenues from Home are included in net loss from discontinued operations.

Stock-based Compensation

We have elected to use the Black-Scholes-Merton (BSM) option pricing model to determine the fair value of stock options on the dates of grant. Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. Furthermore, we record the liability for withholding amounts to be paid by us as a reduction to additional paid-in capital when paid. Also, we recognize stock-based compensation using the straight-line method.

We include as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. During the years ended December 31, 2010, December 31, 2011, and December 31, 2012, the amount of cash received from the exercise of stock options was $656 million, $621 million, and $736 million, and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activities was $355 million, $451 million, and $747 million. We have elected to account for the indirect effects of stock-based awards—primarily the research and development tax credit—through the Consolidated Statements of Income.

For the years ended December 31, 2010, December 31, 2011, and December 31, 2012, we recognized stock-based compensation expense and related tax benefits of $1,376 million and $314 million, $1,974 million and $413 million, and $2,649 million and $591 million. Additionally, net loss from discontinued operations for the year ended December 31, 2012 includes stock-based compensation expense and related tax benefits of $43 million and $11 million.

Certain Risks and Concentrations

Our revenues are primarily derived from online advertising, the market for which is highly competitive and rapidly changing. In addition, our revenues are generated from a multitude of vertical market segments in countries around the world. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect our operating results. In addition, for our Motorola business, nearly all of our Motorola products (other than some prototypes) are manufactured outside the U.S., primarily in China, Taiwan and Brazil.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts, and accounts receivable. Cash equivalents and marketable securities consist primarily of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments and municipalities in the U.S., corporate securities, mortgage-backed securities, and asset-backed securities. Foreign exchange contracts are transacted with various financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2010, 2011, and 2012, we generated approximately 48%, 46%, and 47% of our revenues from customers based in the U.S., with the majority of customers outside of the U.S. located in Europe and Japan. Many of our Google Network Members are in the internet industry. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.

No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2010, 2011, and 2012.

Fair Value of Financial Instruments

Our financial assets and financial liabilities that include cash equivalents, marketable securities, and foreign currency and interest rate derivative contracts are measured and recorded at fair value on a recurring basis. We measure certain other assets including our non-marketable equity securities at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. Our other current financial assets and our other current financial liabilities have fair values that approximate their carrying value and are therefore not recorded at fair value.

Cash, Cash Equivalents, and Marketable Securities

We invest our excess cash primarily in time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments and municipalities in the U.S., corporate securities, mortgage-backed securities, and asset-backed securities.

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

Non-Marketable Equity Securities

We have accounted for non-marketable equity securities either under the equity or cost method. Investments through which we exercise significant influence but do not have control over the investee are accounted for under the equity method. Investments through which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Impairment of Marketable and Non-Marketable Securities

We periodically review our marketable and non-marketable securities for impairment. If we conclude that any of these investments are impaired, we determine whether such impairment is other-than-temporary. Factors we consider to make such determination include the duration and severity of the impairment, the reason for the decline in value and the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (1) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis, and (2) the amortized cost basis cannot be recovered as a result of credit losses. If any impairment is considered other-than-temporary, we will write down the asset to its fair value and record the corresponding charge as interest and other income, net.

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

Business Combinations

We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the tangible assets acquired, and liabilities assumed and intangible assets acquired, based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.

Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets

We review property and equipment, long-term prepayments and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented. In addition, we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. We found no goodwill impairment in any of the years presented.

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

Foreign Currency

Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $124 million of net translation losses in 2010, $107 million of net translation losses in 2011, and $75 million of net translation gains in 2012. We record net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in interest and other income, net. These gains and losses are net of those recognized on foreign exchange contracts. We recorded $29 million of net losses in 2010, $38 million of net losses in 2011, and $78 million of net losses in 2012.

Advertising and Promotional Expenses

We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2010, 2011 and 2012, advertising and promotional expenses totaled approximately $772 million, $1,544 million, and $2,332 million.

Prior Period Reclassification

Prior period balance related to inventories has been reclassified to conform to the current year presentation.

Note 2.    Net Income Per Share of Class A and Class B Common Stock

We compute net income per share of Class A and Class B common stock using the two-class method. Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants issued under the TSO program, and restricted stock units. The dilutive effect of outstanding stock options, warrants, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.

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

The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Year Ended December 31,
	2010		2011		2012
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings—continuing operations	$6,569	$1,936	$7,658	$2,079	$8,641	$2,147
Allocation of undistributed earnings—discontinued operations	0	0	0	0	(41)	(10)
Total	$6,569	$1,936	$7,658	$2,079	$8,600	$2,137
Denominator
Weighted-average common shares outstanding	246,168	72,534	253,862	68,916	262,078	65,135

Number of shares used in per share computation	246,168	72,534	253,862	68,916	262,078	65,135

Basic net income (loss) per share
Continuing operations	$26.69	$26.69	$30.17	$30.17	$32.97	$32.97
Discontinued operations	0	0	0	0	(0.16)	(0.16)

Basic net income per share	$26.69	$26.69	$30.17	$30.17	$32.81	$32.81

Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation—continuing operations	$6,569	$1,936	$7,658	$2,079	$8,641	$2,147
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,936	0	2,079	0	2,147	0
Reallocation of undistributed earnings to Class B shares	0	(26)	0	(27)	0	(31)

Allocation of undistributed earnings—continuing operations	$8,505	$1,910	$9,737	$2,052	$10,788	$2,116

Allocation of undistributed earnings for basic computation—discontinued operations	$0	$0	$0	$0	$(41)	$(10)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	0	0	0	0	(10)	0
Reallocation of undistributed earnings to Class B shares	0	0	0	0	0	0

Allocation of undistributed earnings—discontinued operations	$0	$0	$0	$0	$(51)	$(10)

Denominator
Number of shares used in basic computation	246,168	72,534	253,862	68,916	262,078	65,135
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	72,534	0	68,916	0	65,135	0
Employee stock options, including warrants issued under Transferable Stock Option program	3,410	71	2,958	46	2,944	34
Restricted stock units	1,139	0	1,478	0	2,148	0

Number of shares used in per share computation	323,251	72,605	327,214	68,962	332,305	65,169

Diluted net income (loss) per share:
Continuing operations	26.31	26.31	29.76	29.76	32.46	32.46
Discontinued operations	0.00	0.00	0.00	0.00	(0.15)	(0.15)

Diluted net income per share	$26.31	$26.31	$29.76	$29.76	$32.31	$32.31

The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3.    Financial Instruments

Fair Value Measurements

We measure our cash equivalents, marketable securities, and foreign currency and interest rate derivative contracts at fair value. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:

Level 1—Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2—Include other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.

Level 3—Unobservable inputs that are supported by little or no market activities.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

Based on the fair value hierarchy, we classify our cash equivalents and marketable securities within Level 1 or Level 2. This is because we value our cash equivalents and marketable securities using quoted market prices or alternative pricing sources and models utilizing market observable inputs. We classify our foreign currency and interest rate derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Cash, Cash Equivalents and Marketable Securities

The following tables summarize our cash, cash equivalents and marketable securities measured at adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment categories as of December 31, 2011 and December 31, 2012 (in millions):

	As of December 31, 2011
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$4,712	$0	$0	$4,712	$4,712	$0
Level 1:
Money market and other funds	3,202	0	0	3,202	3,202	0
U.S. government notes	11,475	104	0	11,579	0	11,579
Marketable equity securities	228	79	0	307	0	307

	14,905	183	0	15,088	3,202	11,886
Level 2:
Time deposits	1,029	0	0	1,029	534	495
Money market and other funds(1)	1,260	0	0	1,260	1,260	0
U.S. government agencies	6,486	15	0	6,501	275	6,226
Foreign government bonds	1,608	32	(11)	1,629	0	1,629
Municipal securities	1,775	19	0	1,794	0	1,794
Corporate debt securities	6,023	187	(98)	6,112	0	6,112
Agency residential mortgage-backed securities	6,359	147	(5)	6,501	0	6,501

	24,540	400	(114)	24,826	2,069	22,757

Total	$44,157	$583	$(114)	$44,626	$9,983	$34,643

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$8,066	$0	$0	$8,066	$8,066	$0
Level 1:
Money market and other funds	5,221	0	0	5,221	5,221	0
U.S. government notes	10,853	77	(1)	10,929	0	10,929
Marketable equity securities	12	88	0	100	0	100

	16,086	165	(1)	16,250	5,221	11,029
Level 2:
Time deposits	984	0	0	984	562	422
Money market and other funds(1)	929	0	0	929	929	0
U.S. government agencies	1,882	20	0	1,902	0	1,902
Foreign government bonds	1,996	81	(3)	2,074	0	2,074
Municipal securities	2,249	23	(6)	2,266	0	2,266
Corporate debt securities	7,200	414	(14)	7,600	0	7,600
Agency residential mortgage-backed securities	7,039	136	(6)	7,169	0	7,169
Asset-backed securities	847	1	0	848	0	848

	23,126	675	(29)	23,772	1,491	22,281

Total	$47,278	$840	$(30)	$48,088	$14,778	$33,310

(1)

The balances at December 31, 2011 and December 31, 2012 were cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $381 million and $383 million for the years ended December 31, 2011 and December 31, 2012. We recognized gross realized losses of $127 million and $101 million for the years ended December 31, 2011 and December 31, 2012. In 2011, we also recorded an other-than-temporary impairment charge of $88 million related to our investment in Clearwire Corporation. We reflect these gains and losses as a component of interest and other income, net, in our accompanying Consolidated Statements of Income.

The following table summarizes the estimated fair value of our investments in marketable securities, excluding marketable equity securities, designated as available-for-sale and classified by the contractual maturity date of the securities (in millions):

As of December 31, 2012
Due in 1 year	$4,708
Due in 1 year through 5 years	12,310
Due in 5 years through 10 years	7,296
Due after 10 years	8,896

Total	$33,210

The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2011 and December 31, 2012, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2011
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Foreign government bonds	$302	$(11)	$6	$0	$308	$(11)
Corporate debt securities	2,160	(97)	17	(1)	2,177	(98)
Agency residential mortgage-backed securities	716	(3)	19	(2)	735	(5)

Total	$3,178	$(111)	$42	$(3)	$3,220	$(114)

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$842	$(1)	$0	$0	$842	$(1)
Foreign government bonds	509	(2)	12	(1)	521	(3)
Municipal securities	686	(6)	9	0	695	(6)
Corporate debt securities	820	(10)	81	(4)	901	(14)
Agency residential mortgage-backed securities	1,300	(6)	0	0	1,300	(6)

Total	$4,157	$(25)	$102	$(5)	$4,259	$(30)

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

We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same company. To further reduce credit risk, we enter into collateral security arrangements that provide for collateral to be received when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We present our derivative assets and derivative liabilities at their gross fair values. At December 31, 2011 and December 31, 2012, we received cash collateral related to the derivative instruments under our collateral security arrangements of $113 million and $43 million, which are recorded as accrued expenses and other current liabilities in the accompanying Consolidated Balance Sheets.

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

Cash Flow Hedges

We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $6.5 billion and $9.5 billion as of December 31, 2011 and December 31, 2012. These foreign exchange contracts have maturities of 36 months or less.

During the second quarter of 2012, we began to hedge the variability of forecasted interest payments on an anticipated debt issuance using forward-starting interest swaps. The total notional amount of these forward-starting interest swaps was $1.0 billion as of December 31, 2012 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These forward-starting interest swaps effectively fix the benchmark interest rate on an anticipated debt issuance of $1.0 billion in 2014, and they will be terminated upon issuance of the debt.

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

As of December 31, 2012, the effective portion of our cash flow hedges before tax effect was $11 million, $10 million of which is expected to be reclassified from AOCI to revenues within the next 12 months.

Fair Value Hedges

We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness and recognize them in interest and other income, net. The notional principal of these contracts was $1.0 billion and $1.1 billion as of December 31, 2011 and December 31, 2012.

Other Derivatives

Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net, along with the gains and losses of the related hedged items. The notional principal of foreign exchange contracts outstanding was $3.7 billion and $6.6 billion at December 31, 2011 and December 31, 2012.

We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $100 million and $25 million at December 31, 2011 and December, 31, 2012.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2011
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$333	$4	$337

Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$5	$1	$6

		As of December 31, 2012
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$164	$13	$177
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1

Total		$165	$13	$178

Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$3	$4	$7

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Gains Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2010	2011	2012
Foreign exchange contracts	$331	$54	$73
Interest rate contracts	0	0	1

Total	$331	$54	$74

	Gains Reclassified from AOCI into Income (Effective Portion)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2010	2011	2012
Foreign exchange contracts	Revenues	$203	$43	$217

	Losses Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion)(1)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2010	2011	2012
Foreign exchange contracts	Interest and other income, net	$(320)	$(323)	$(447)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Year Ended December 31,
Derivatives in Fair Value Hedging Relationship	Location	2010	2011	2012
Foreign exchange contracts	Interest and other income, net	$(35)	$(2)	$(31)
Hedged item	Interest and other income, net	29	(12)	23

Total		$(6)	$(14)	$(8)

(2)

Losses related to the amount excluded from effectiveness testing of the hedges were $6 million, $14 million, and $8 million for the years ended December 31, 2010, December 31, 2011, and December 31, 2012.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated As Hedging Instruments	Location	2010	2011	2012
Foreign exchange contracts	Interest and other income, net	$(40)	$29	$(67)
Interest rate contracts	Interest and other income, net	0	(19)	(6)

Total		$(40)	$10	$(73)

Note 4.    Debt

Short-Term Debt

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2011 and December 31, 2012, we had $750 million and $2.5 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.1% and 0.2%. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2011 and December 31, 2012, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2011 and December 31, 2012.

Additionally, as of December 31, 2011, we had a $468 million secured promissory note outstanding recorded as short-term debt, with an interest rate of 1.0% that matured and was paid in December 2012.

The estimated fair value of the short-term debt approximated its carrying value at December 31, 2011 and December 31, 2012.

Long-Term Debt

In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the Notes) (in millions):

	Outstanding Balance as of December 31, 2011	Outstanding Balance as of December 31, 2012
1.25% Notes due on May 19, 2014	$1,000	$1,000
2.125% Notes due on May 19, 2016	1,000	1,000
3.625% Notes due on May 19, 2021	1,000	1,000
Unamortized discount for the Notes above	(14)	(12)

Total	$2,986	$2,988

The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241%, and 3.734%, respectively. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The total estimated fair value of the Notes was approximately $3.2 billion at December 31, 2011 and December 31, 2012. The fair value of the Notes was determined based on observable market prices of identical instruments in markets that are not active and was categorized accordingly as Level 2 in the fair value hierarchy.

At December 31, 2012, future principal payments for the Notes were as follows (in millions):

Years ending
2013	0
2014	1,000
2015	0
2016	1,000
Thereafter	1,000

Total	$3,000

Note 5.    Balance Sheet Components

Inventories

Inventories consisted of the following (in millions):

	As of December 31, 2011	As of December 31, 2012
Raw materials and work in process	$0	$77
Finished goods	35	428

Inventories	$35	$505

Property and Equipment

Property and equipment consisted of the following (in millions):

	As of December 31, 2011	As of December 31, 2012
Information technology assets	$6,060	$7,717
Land and buildings	5,228	6,257
Construction in progress	2,128	2,240
Leasehold improvements	919	1,409
Furniture and fixtures	65	74

Total	14,400	17,697
Less: accumulated depreciation and amortization	4,797	5,843

Property and equipment, net	$9,603	$11,854

Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income were as follows (in millions):

	As of December 31, 2011	As of December 31, 2012
Foreign currency translation adjustment	$(148)	$(73)
Net unrealized gains on available-for-sale investments, net of taxes	327	604
Unrealized gains on cash flow hedges, net of taxes	97	7

Accumulated other comprehensive income	$276	$538

Note 6.    Acquisitions

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

The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to certain legal matters, income taxes, and residual goodwill. Of the $12.4 billion total purchase price, $2.9 billion was cash acquired, $5.5 billion was attributed to patents and developed technology, $2.5 billion to goodwill, $0.7 billion to customer relationships, and $0.8 billion to other net assets acquired.

The goodwill of $2.5 billion is primarily attributed to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.

Supplemental information on an unaudited pro forma basis, as if the Motorola acquisition had been consummated on January 1, 2011, is presented as follows (in millions, except per share amounts):

	Year Ended December 31,
	2011	2012
Revenues(1)	$47,294	$53,656
Net income	8,792	10,583
Net income per share of Class A and Class B common stock—diluted	26.83	31.82

(1)	Excludes Home.

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

During the year ended December 31, 2012, we completed 52 other acquisitions and purchases of intangible assets for a total cash consideration of approximately $1,171 million, of which $733 million was attributed to goodwill, $462 million to acquired intangible assets, and $24 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $29 million.

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in the aggregate.

For all acquisitions completed during the year ended December 31, 2012, patents and developed technology have a weighted-average useful life of 8.9 years, customer relationships have a weighted-average useful life of 7.4 years and trade names and other have a weighted-average useful life of 9.0 years.

Note 7.    Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended December 31, 2012 were as follows (in millions):

Balance as of December 31, 2011	$7,346
Goodwill acquired	3,230
Goodwill adjustment	(39)

Balance as of December 31, 2012	$10,537

Amounts of goodwill allocated to the Mobile and Home segments were not material. See Note 15 for further discussion of segment information.

Information regarding our acquisition-related intangible assets is as follows (in millions):

	As of December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$1,451	$698	$753
Customer relationships	1,288	573	715
Trade names and other	359	249	110

Total	$3,098	$1,520	$1,578

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$7,310	$1,323	$5,987
Customer relationships	2,061	847	1,214
Trade names and other	576	304	272

Total	$9,947	$2,474	$7,473

Patents and developed technology, customer relationships, and trade names and other have weighted-average useful lives from the date of purchase of 8.1 years, 6.6 years, and 5.8 years. Amortization expense of acquisition-related intangible assets for the years ended December 31, 2010, 2011, and 2012 was $314 million, $441 million, and $884 million. For the year ended December 31, 2012, net loss from discontinued operations included $70 million of amortization expense related to Home intangible assets.

As of December 31, 2012, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions):

2013	$1,188
2014	1,115
2015	956
2016	879
2017	821
Thereafter	2,514

$7,473

Note 8.    Discontinued Operations

In December 2012, we entered into an agreement with Arris Group, Inc. and certain other persons providing for the disposition of the Motorola Home business for total consideration of approximately $2.35 billion in cash and common stock, subject to certain adjustments. The transaction is expected to close in 2013. Financial results of the Motorola Home business are presented as net loss from discontinued operations on the Consolidated Statements of Income.

The following table presents financial results of the Motorola Home business for the period from May 22, 2012 to December 31, 2012 (in millions):

Revenues	$2,028
Loss from discontinued operations before income taxes	(22)
Provision for income taxes	(29)
Net loss from discontinued operations	$(51)

Note 9.    Restructuring charges

Subsequent to our acquisition of Motorola in May 2012, we initiated a restructuring plan primarily in our Mobile segment to reduce workforce, reorganize management structure, close, consolidate and dispose certain facilities, as well as simplify our mobile product portfolio. These changes are designed to return Motorola’s Mobile segment to profitability. For the year ended December 31, 2012, activities related to restructuring charges were summarized as below (in millions):

	Severance and Related	Other Charges	Total
Balance as of December 31, 2011	$0	$0	$0
Charges(1)	572	59	631
Cash payments	(189)	(8)	(197)
Non-cash items(2)	(145)	(36)	(181)

Balance as of December 31, 2012	$238	$15	$253

(1)	Includes restructuring charges related to Home of $55 million.

(2)	Non-cash items were primarily related to RSUs, stock options and asset impairments.

For the year ended December 31, 2012, restructuring charges were included in costs and expenses as follows (in millions):

	Year Ended December 31, 2012
	Severance and Related	Other Charges	Total
Cost of revenues—Motorola Mobile	$88	$41	$129
Research and development	195	5	200
Sales and marketing	123	8	131
General and administrative	114	2	116

Total charges	$520	$56	$576

Restructuring charges related to Home of $55 million were included in net loss from discontinued operations in the Consolidated Statements of Income.

We continue to evaluate our plans and further restructuring actions may occur which may cause us to incur additional restructuring charges, some of which may be significant.

Note 10.    Interest and Other Income, Net

The components of interest and other income, net were as follows (in millions):

	Year Ended December 31,
	2010	2011	2012
Interest income	$579	$812	$713
Interest expense	(5)	(58)	(84)
Realized gains on available-for-sale investments, net	185	254	282
Impairment of equity investments	0	(110)	0
Foreign currency exchange losses	(355)	(379)	(531)
Gain on divestiture of business	0	0	188
Other	11	65	58

Interest and other income, net	$415	$584	$626

Note 11.    Commitments and Contingencies

Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring primarily between 2013 and 2063. We are committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

At December 31, 2012, future minimum payments under non-cancelable operating leases, net of sublease income amounts, were as follows over each of the next five years and thereafter (in millions):

	Operating Leases	Sub-lease Income	Net Operating Leases
2013	492	26	466
2014	475	22	453
2015	434	17	417
2016	374	12	362
2017	333	7	326
Thereafter	1,596	1	1,595

Total minimum payments	$3,704	$85	$3,619

Certain leases have adjustments for market provisions. Amounts in the above table represent our best estimates of future payments to be made under these leases. In addition, the above table does not include future rental income of $649 million related to the leases that we assumed in connection with our building purchases. Rent expense under operating leases, including co-location arrangements, was $293 million, $380 million, and $448 million in 2010, 2011, and 2012.

Purchase Obligations

At December 31, 2012, we had $2.1 billion of other non-cancelable contractual obligations, primarily related to certain of our distribution arrangements, video and other content licensing revenue sharing arrangements, as well as data center operations and facility build-outs.

Letters of Credit

At December 31, 2012, we had unused letters of credit for $89 million, of which $45 million related to our Mobile segment.

Indemnifications

In the normal course of business to facilitate transactions in our services and products, we indemnify certain parties, including advertisers, Google Network Members, and lessors with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.

It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2012, we did not have any material indemnification claims that were probable or reasonably possible.

Legal Matters

Antitrust Investigations

In June 2011, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission’s (FTC) Bureau of Competition and a subpoena from the FTC’s Bureau of Consumer Protection relating to a review by the FTC of our business practices, including search and advertising. In June 2012, we also received a CID and a subpoena duces tecum from the FTC’s Bureau of Competition seeking documents and information broadly related to Motorola’s licensing practices for standards-essential patents and use of standards-essential patents in litigation. In January 2013, the FTC closed its investigations into our business practices, including search and advertising. In connection with the closing of the investigation, we have voluntarily agreed to make certain product changes. In addition, we and Motorola have entered into a consent order with the FTC setting forth certain guidelines on our use of standards-essential patents in litigation.

State attorneys general from the states of Texas, Ohio, and Mississippi have issued similar CIDs relating to our business practices. We are cooperating with the state attorneys general and are responding to their information requests on an ongoing basis.

The European Commission’s (EC) Directorate General for Competition has also opened an investigation into various antitrust-related complaints against us. Since February 2010, we have received a number of notifications from the EC about antitrust complaints filed against us. On November 30, 2010, the EC formally opened proceedings against us. We believe we have adequately responded to all of the allegations made against us. We continue to cooperate with the EC and are pursuing a potential resolution that would avoid a finding of infringement and a fine. The EC has also opened an investigation into Motorola’s licensing practices for standards-essential patents and use of standards-essential patents in litigation on the basis of complaints brought by Microsoft and Apple. We are cooperating with the EC and responding to the information requests on an ongoing basis.

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

In December 2012, we announced that Motorola Mobility had entered into an agreement with Arris Group, Inc. and certain other persons providing for the disposition of Motorola’s Home business for total consideration of approximately $2.35 billion, subject to certain adjustments. Under the agreement, we have agreed to indemnify Arris Group for potential liability from certain intellectual property infringement litigation, including, among others, a patent infringement claim brought by TiVo relating to certain digital video recording equipment sold by Motorola Mobility.

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

Note 12.    Stockholders’ Equity

Convertible Preferred Stock

Our board of directors has authorized 100,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. At December 31, 2011 and 2012, there were no shares issued or outstanding.

Class A and Class B Common Stock

Our board of directors has authorized two classes of common stock, Class A and Class B. At December 31, 2012, there were 9,000,000,000 and 3,000,000,000 shares authorized and there were 267,448,281 and 62,530,474 shares outstanding of Class A and Class B common stock, $0.001 par value. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.

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

Stock Plans

We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan, and plans assumed through acquisitions, all of which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and non-qualified stock options or rights to purchase common stock may be granted to eligible participants. Options are generally granted for a term of 10 years. Under the Stock Plans, we have also issued RSUs. An RSU award is an agreement to issue shares of our stock at the time the award vests. Except for options granted pursuant to our stock option exchange program completed in March 2009 (the Exchange), options granted and RSUs issued to participants under the Stock Plans generally vest over four years contingent upon employment or service with us on the vesting date.

At December 31, 2011 and December 31, 2012, there were 21,794,492 and 15,833,050 shares of common stock reserved for future issuance under our Stock Plans.

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

The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2010	2011	2012
Risk-free interest rate	1.9%	2.3%	1.0%
Expected volatility	35%	33%	29%
Expected life (in years)	5.4	5.9	5.2
Dividend yield	0	0	0
Weighted-average estimated fair value of options granted during the year	$216.43	$210.07	$194.27

The following table summarizes the activities for our options for the year ended December 31, 2012:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Balance at December 31, 2011	9,807,252	$357.92
Granted(2)	1,392,191	$580.45
Exercised	(2,409,331)	$305.81
Forfeited/canceled	(238,717)	$460.45

Balance at December 31, 2012	8,551,395	$405.98	5.2	$2,516

Vested and exercisable as of December 31, 2012	6,023,559	$351.44	4.1	$2,099
Vested and exercisable as of December 31, 2012 and expected to vest thereafter(3)	8,218,732	$400.72	5.2	$2,461

(1)

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $707.38 of our Class A common stock on December 31, 2012.

(2)	Includes options granted in connection with the acquisition of Motorola.

(3)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding, exercisable, and exercisable and vested stock options at December 31, 2012:

	Options Outstanding			Options Exercisable		Options Exercisable and Vested
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$0.30–$94.80	116,852	1.7	$37.03	116,852	$37.03	113,209	$35.41
$117.84–$198.41	248,831	2.0	$178.65	248,831	$178.65	248,831	$178.65
$205.96–$298.86	282,647	2.4	$275.51	282,552	$275.51	282,552	$275.51
$300.97–$399.00	3,998,815	3.8	$309.39	3,642,248	$309.57	3,642,248	$309.57
$401.78–$499.07	993,591	5.9	$442.95	766,098	$441.55	766,098	$441.55
$501.27–$595.35	1,803,839	6.9	$536.31	848,574	$529.82	848,574	$529.82
$601.17–$699.35	1,089,126	8.9	$629.41	120,757	$614.76	120,757	$614.76
$710.84–$762.5	17,694	9.7	$762.27	1,290	$759.30	1,290	$759.30

$0.30–$762.5	8,551,395	5.2	$405.98	6,027,202	$351.28	6,023,559	$351.44

The above tables include approximately 1.6 million warrants held by selected financial institutions that were options purchased from employees under our TSO program, with a weighted-average exercise price of $363.66 and a weighted-average remaining life of 1.3 years.

During 2012, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 1,226,983 at a total value of $365 million, or an average of $297.28 per share, including an average premium of $9.35 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

The total grant date fair value of stock options vested during 2010, 2011, and 2012 was $690 million, $561 million, and $489 million. The aggregate intrinsic value of all options and warrants exercised during 2010, 2011, and 2012 was $794 million, $674 million, and $827 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

As of December 31, 2012, there was $386 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.2 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2012:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2011	8,822,648	$520.27
Granted(1)	6,704,261	$603.57
Vested	(3,884,811)	$530.15
Forfeited/canceled	(647,171)	$543.04

Unvested at December 31, 2012	10,994,927	$566.32

Expected to vest after December 31, 2012(2)	9,547,995	$566.32

(1)	Includes RSUs granted in connection with the acquisition of Motorola.

(2)	RSUs expected to vest reflect an estimated forfeiture rate.

As of December 31, 2012, there was $4.8 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 13.    401(k) Plans

We have two 401(k) Savings Plans (401(k) Plans) that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed approximately $100 million, $136 million, and $180 million during 2010, 2011, and 2012.

Note 14.    Income Taxes

Income from continuing operations before income taxes included income from domestic operations of $4,948 million, $4,693 million, and $5,311 million for 2010, 2011, and 2012, and income from foreign operations of $5,848 million, $7,633 million, and $8,075 million for 2010, 2011, and 2012. Substantially all of the income from foreign operations was earned by an Irish subsidiary.

The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2010	2011	2012
Current:
Federal	$1,657	$1,724	$2,342
State	458	274	171
Foreign	167	248	358

Total	2,282	2,246	2,871

Deferred:
Federal	(25)	452	(328)
State	47	(109)	(19)
Foreign	(13)	(0)	74

Total	9	343	(273)

Provision for income taxes	$2,291	$2,589	$2,598

The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in millions):

	Year ended December 31,
	2010	2011	2012
Expected provision at federal statutory tax rate (35%)	$3,779	$4,314	$4,685
State taxes, net of federal benefit	322	122	99
Stock-based compensation expense	79	105	52
Change in valuation allowance	(34)	27	1,921
Foreign rate differential	(1,769)	(2,001)	(2,200)
Federal research credit	(84)	(140)	0
Tax exempt interest	(12)	(10)	(7)
Non-deductible legal settlement	0	175	0
Basis difference in investment in Home business	0	0	(1,960)
Other permanent differences	10	(3)	8

Provision for income taxes	$2,291	$2,589	$2,598

We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2012 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2012, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $33.3 billion. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.

Deferred Tax Assets

Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2011	2012
Deferred tax assets:
Stock-based compensation expense	$288	$311
State taxes	138	184
Capital loss carryforward	285	236
Settlement with the Authors Guild and AAP	35	28
Vacation accruals	52	67
Deferred rent	43	50
Accruals and reserves not currently deductible	268	688
Acquired net operating losses	156	505
Tax credit	55	274
Basis difference in investment in Home business	0	2,043
Other	11	128

Total deferred tax assets	1,331	4,514
Valuation allowance	(333)	(2,629)

Total deferred tax assets net of valuation allowance	998	1,885
Deferred tax liabilities:
Depreciation and amortization	(479)	(761)
Identified intangibles	(398)	(1,496)
Unrealized gains on investments and other	(90)	(105)
Other prepaids	(70)	(118)
Other	(33)	(133)

Total deferred tax liabilities	(1,070)	(2,613)

Net deferred tax liabilities	$(72)	$(728)

As of December 31, 2012, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $1,048 million, $333 million and $384 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2017 and the state net operating loss carryforwards will begin to expire in 2013. The foreign net operating loss can be carried forward indefinitely, however it is more likely than not that it will not be realized, therefore we have recorded a full valuation allowance. The net operating loss carryforwards are subject to various annual limitations under Section 382 of the Internal Revenue Code and similar limitations under the tax laws of the foreign jurisdictions.

As of December 31, 2012, our California research and development credit carryforwards for income tax purposes were approximately $146 million that can be carried over indefinitely. We believe it is more likely than not that a portion of the state tax credit will not be realized. Therefore, we have recorded a valuation allowance on the state tax credit carryforward in the amount of $130 million. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2012, our federal and state capital loss carryforwards for income tax purposes were approximately $483 million and $612 million. We also have deferred tax assets for impairment losses that, if recognized, will be capital in nature. We believe that it is more likely than not that our deferred tax assets for capital losses and impairment losses will not be realized. Therefore, we have recorded a valuation allowance on both our federal and state deferred tax assets for these items in the amount of $205 million. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

In December 2012, we entered into an agreement with Arris Group Inc. (Arris) for the disposition of the Motorola Home business. A deferred tax asset was established for the book to tax basis difference in our investment in the Motorola Home Business upon signing the agreement. When the disposition event actually occurs in the foreseeable future, some or all of the basis difference in the Home business will become a basis difference in Google’s investment in Arris. Since any future losses to be recognized upon sale of the Home business or Arris Shares will be capital losses and Google already has an excess capital loss carryforward, a full valuation allowance was recorded against this deferred tax asset. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

Uncertain Tax Positions

The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2010 to December 31, 2012 (in millions):

Balance as of January 1, 2010	$1,188
Increases related to prior year tax positions	37
Decreases related to prior year tax positions	(197)
Decreases related to settlement with tax authorities	(47)
Decreases as a result of a lapse of applicable statute of limitation	(97)
Increases related to current year tax positions	256

Balance as of December 31, 2010	1,140
Increases related to prior year tax positions	77
Decreases related to prior year tax positions	(9)
Increases related to current year tax positions	361
Decreases related to settlement with tax authorities	(5)

Balance as of December 31, 2011	1,564
Increases related to prior year tax positions	43
Decreases related to prior year tax positions	(40)
Decreases related to settlement with tax authorities	(62)
Increases related to acquisition	17
Increases related to current year tax positions	411

Balance as of December 31, 2012	1,933

Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $951 million, $1,350 million, and $1,749 million as of December 31, 2010, 2011, and 2012.

As of December 31, 2011 and 2012, we had accrued $129 million and $139 million for payment of interest and penalties. Interest and penalties included in our provision for income taxes were not material in all the periods presented.

We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. During the three months ended December 31, 2007, the IRS completed its examination of our 2003 and 2004 tax years. We have filed an appeal with the IRS for certain issues related to this audit and settlements were reached in 2012 on all but one issue which we plan to litigate in court. As a result we released the related reserves in the three month ended December 31, 2012. The IRS is currently in examination of our 2007, 2008, and 2009 tax years. We expect the examination to be completed within the next 12 months, but we do not anticipate any significant impact to our unrecognized tax benefit balance as of December 31, 2012, related to our 2007, 2008, and 2009 tax years.

Our 2010, 2011 and 2012 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2006 through 2012 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are various other ongoing audits in various other jurisdictions that are not material to our financial statements.

Note 15.    Information about Segments and Geographic Areas

Prior to the second quarter of 2012, our chief operating decision makers (i.e., the chief executive officer and his direct reports) reviewed financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of allocating resources and evaluating financial performance. As a result of our Motorola acquisition in the second quarter of 2012, our chief operating decision makers review financial information for the following three operating segments:

•	Google—includes our advertising and other non-advertising businesses

•	Mobile—includes our mobile devices business acquired from Motorola

•	Home—includes our digital set-top box business acquired from Motorola

In December 2012, as a result of an agreement for the disposition of the Home segment, the Home segment is presented as discontinued operations and therefore is not included in the segment report.

Our chief operating decision makers do not evaluate operating segments using asset information.

The following table sets forth revenues and operating income (loss) by operating segment (in millions):

	Year Ended December 31,
	2010	2011	2012
Google:
Revenues	$29,321	$37,905	$46,039
Income from operations	11,757	14,216	16,308
Mobile:
Revenues	0	0	4,136
Loss from operations	0	0	(393)

A reconciliation of the total segment income from operations to the consolidated income from operations is as follows (in millions):

	Year Ended December 31,
	2010	2011	2012
Total segment income from operations	$11,757	$14,216	$15,915
Unallocated items	(1,376)	(2,474)	(3,155)

Consolidated income from operations	$10,381	$11,742	$12,760

Unallocated items, including stock-based compensation expense, restructuring and other charges related to our Mobile segment, and a charge related to the resolution of a Department of Justice investigation, are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.

Revenues by geography are based on the billing addresses of our customers for the Google segment and the ship-to-addresses of our customers for the Mobile segment. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2010	2011	2012
Revenues:
United States	$14,056	$17,560	$23,502
United Kingdom	3,329	4,057	4,872
Rest of the world	11,936	16,288	21,801

Total revenues	$29,321	$37,905	$50,175

	As of December 31,
	2011	2012
Long-lived assets(1) :
United States	$15,963	$20,985
International	3,853	12,359

Total long-lived assets	$19,816	$33,344

(1)	Includes Home segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2012, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2012. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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

The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2012 (2013 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:

1. Consolidated Financial Statements

2. Financial Statement Schedules

Schedule II: Valuation and Qualifying Accounts

Allowance for Doubtful Accounts and Sales Credits	Balance at Beginning of Year	Additions	Usage	Balance at End of Year
	(In millions)
Year ended December 31, 2010	$79	$200	$(178)	$101
Year ended December 31, 2011	$101	$214	$(182)	$133
Year ended December 31, 2012	$133	$1,263	$(815)	$581

Note:	Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues. For 2012, additions included the impact from the Motorola acquisition.

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

Date: January 29, 2013

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

Signature	Title	Date

/S/ LARRY PAGE Larry Page	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	January 29, 2013

/S/ PATRICK PICHETTE Patrick Pichette	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 29, 2013

/S/ ERIC E. SCHMIDT Eric E. Schmidt	Executive Chairman	January 29, 2013

/S/ SERGEY BRIN Sergey Brin	Co-Founder and Director	January 29, 2013

/S/ L. JOHN DOERR L. John Doerr	Director	January 29, 2013

/S/ DIANE B. GREENE Diane B. Greene	Director	January 29, 2013

/S/ JOHN L. HENNESSY John L. Hennessy	Director	January 29, 2013

/s/ ANN MATHER Ann Mather	Director	January 29, 2013

/S/ PAUL S. OTELLINI Paul S. Otellini	Director	January 29, 2013

/S/ K. RAM SHRIRAM K. Ram Shriram	Director	January 29, 2013

/S/ SHIRLEY M. TILGHMAN Shirley M. Tilghman	Director	January 29, 2013

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date

1.01	Form of Distribution Agreement, dated April 20, 2007, among Google Inc., Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and UBS Securities LLC (Distribution Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.01.1	Amendment No. 1 to the Distribution Agreement among Google Inc. and J.P. Morgan Securities Inc. entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

1.01.2	Amendment Agreement, dated as of July 12, 2011, among Google Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Management LLC, Credit Suisse Securities (USA) LLC, UBS AG, London Branch, and UBS Securities LLC	Current Report on Form 8-K (File No. 000-50726)	July 12, 2011

1.02	Form of Bidding Rules Agreement, dated April 20, 2007, among Google Inc., Morgan Stanley & Co. Incorporated, as Auction Manager and Bidder, Citigroup Global Markets Inc. as Warrant Agent and Bidder and Credit Suisse Securities (USA) LLC and UBS Securities LLC, as Bidders (Bidding Rules Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

1.02.1	Amendment No. 1 to the Bidding Rules Agreement among Google Inc. and J.P. Morgan Securities Inc., as Bidder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

2.01	Agreement and Plan of Merger, by and among Google Inc., RB98 Inc., and Motorola Mobility Holdings, Inc., dated as of August 15, 2011	Current Report on Form 8-K (File No. 000-50726)	August 18, 2011

3.01	Fourth Amended and Restated Certificate of Incorporation of Registrant	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012

3.02	Amended and Restated Bylaws of Registrant	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012

4.01	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-114984)	August 18, 2004

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

4.02		Form of Warrant Agreement, dated April 20, 2007, among Google Inc., Citigroup Global Markets Inc. as Warrant Agent, and Morgan Stanley & Co. Incorporated, Citigroup Global Markets Inc., Credit Suisse Management LLC, and UBS AG, London Branch, as Warrantholders (Warrant Agreement)	Current Report on Form 8-K (File No. 000-50726)	April 23, 2007

4.02.1		Amendment No. 1 to the Warrant Agreement among Google Inc. and J.P. Morgan Securities Inc., as Warrantholder entered into as of July 20, 2007	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2007

4.03		Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.04		Form of 1.250% Note due 2014	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.05		Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.06		Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011

4.07	©	Deferred Compensation Plan	Registration Statement on Form S-8 (File No. 333-175180)	June 28, 2011

4.07.1	©	Amendment No. 1 to the Deferred Compensation Plan	Annual Report on Form 10-K (File No. 000-50726)	January 26, 2012

10.01		Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-1, as amended (File No. 333-114984)	July 12, 2004

10.02	©	Google Executive Bonus Plan	Current Report on Form 8-K (File No. 000-50726)	March 28, 2007

10.03	©	Letter Agreement, dated August 16, 2005, between Shirley M. Tilghman and Google Inc.	Current Report on Form 8-K (File No. 000-50726)	October 6, 2005

10.04	©	Offer Letter, dated June 6, 2008, between Patrick Pichette and Google Inc.	Current Report on Form 8-K (File No. 00050726)	June 25, 2008

10.05	©	Letter Agreement dated January 11, 2012, between Diane B. Greene and Google Inc.	Current Report on Form 8-K (File No. 00050726)	January 12, 2012

10.06	©	Agreement dated April 27, 2012, between Nikesh Arora and Google Inc.	Current Report on Form 8-K (File No. 00050726)	April 30, 2012

10.07	©	1998 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.07.1	©	1998 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.08	©	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.08.1	©	2000 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.09	©	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.09.1	©	2003 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.10	©	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.10.1	©	2003 Stock Plan (No. 2)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.11	©	2003 Stock Plan (No. 3), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007

10.11.1	©	2003 Stock Plan (No. 3)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004

10.12	©	2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011

10.12.1	©	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.12.2	©	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005

10.12.3	©	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.12.4	©	2004 Stock Plan—Form of stock option agreement (TSO Program)	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007

10.13	©	Google Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012

10.14	©	Google Inc. 2012 Incentive Compensation Plan for Employees and Consultants of Motorola Mobility	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012

10.15	©	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan	Registration Statement on Form S-8 (File No. 333-181661)	May 24, 2012

10.16	©	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010

10.17	©	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

10.18	©	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008

10.19	©	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006

Exhibit Number		Description	Incorporated by reference herein
			Form	Date

10.20	©	Picasa, Inc. Employee Bonus Plan	Registration Statement on Form S-8 (File No. 333-119378)	September 29, 2004

10.21	©	YouTube, Inc. 2005 Stock Plan	Registration Statement on Form S-8 (File No. 333-138848)	November 20, 2006

10.22		Letter from Google Inc. to U.S. FTC	Current Report on Form 8-K (File No. 000-50726)	January 3, 2013

10.23		Agreement containing consent order regarding Motorola Mobility LLC and Google Inc.	Current Report on Form 8-K (File No. 000-50726)	January 3, 2013

12	*	Computation of Earnings to Fixed Charge Ratios

21.01	*	Subsidiaries of the Registrant

23.01	*	Consent of Independent Registered Public Accounting Firm

24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)

31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF		XBRL Taxonomy Extension Definition Linkbase Document

101.LAB		XBRL Taxonomy Extension Label Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

©	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.