Form 10-Q
period 2013-03-31
Google Inc.
filed 2013-04-25
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 000-50726
___________________________________________________
Google Inc.
(Exact name of registrant as specified in its charter)
___________________________________________________

Delaware	77-0493581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Amphitheatre Parkway
Mountain View, CA 94043
(Address of principal executive offices, including zip code)
(650) 253-0000
(Registrant’s telephone number, including area code)
___________________________________________________
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
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 18, 2013, there were 271,123,286 shares of Google’s Class A common stock outstanding and 60,642,777 shares of Google’s Class B common stock outstanding.

Google Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2013

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success and trends in our business;

•	seasonal fluctuations in internet usage and advertiser expenditures, traditional retail seasonality and macroeconomic conditions, which are likely to cause fluctuations in our quarterly results;

•
our plans to continue to invest in new products and technologies, systems, facilities, and infrastructure, to increase our hiring and provide competitive compensation programs, as well as to continue our current pace of acquisitions;

•	the potential for declines in our revenue growth rate;

•
our expectation that growth in advertising revenues from our websites will continue to exceed that from our Google Network Members’ websites, which will have a positive impact on our operating margins;

•	our expectation that we will continue to pay most of the fees we receive from advertisers to our Google Network Members;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	our belief that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;

•	the expected increase of costs related to hedging activities under our foreign exchange risk management program;

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2012	As of March 31, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,778	$15,375
Marketable securities	33,310	34,723
Total cash, cash equivalents, and marketable securities (including securities loaned of $3,160 and $4,155)	48,088	50,098
Accounts receivable, net of allowance of $581 and $533	7,885	7,612
Inventories	505	648
Receivable under reverse repurchase agreements	700	700
Deferred income taxes, net	1,144	1,017
Income taxes receivable, net	0	358
Prepaid revenue share, expenses and other assets	2,132	2,375
Total current assets	60,454	62,808
Prepaid revenue share, expenses and other assets, non-current	2,011	2,195
Non-marketable equity investments	1,469	1,470
Property and equipment, net	11,854	12,300
Intangible assets, net	7,473	7,324
Goodwill	10,537	10,595
Total assets	$93,798	$96,692
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,012	$2,094
Short-term debt	2,549	2,150
Accrued compensation and benefits	2,239	1,445
Accrued expenses and other current liabilities	3,258	3,007
Accrued revenue share	1,471	1,437
Securities lending payable	1,673	2,237
Deferred revenue	895	882
Income taxes payable, net	240	0
Total current liabilities	14,337	13,252
Long-term debt	2,988	2,989
Deferred revenue, non-current	100	79
Income taxes payable, non-current	2,046	2,184
Deferred income taxes, net, non-current	1,872	1,978
Other long-term liabilities	740	737
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 12,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000); 329,979 (Class A 267,448, Class B 62,531) and par value of $330 (Class A $267, Class B $63) and 331,008 (Class A 270,165, Class B 60,843) and par value of $331 (Class A $270, Class B $61) shares issued and outstanding	22,835	23,429
Class C capital stock, $0.001 par value per share: 3,000,000 shares authorized; no shares issued and outstanding	0	0
Accumulated other comprehensive income	538	356
Retained earnings	48,342	51,688
Total stockholders’ equity	71,715	75,473
Total liabilities and stockholders’ equity	$93,798	$96,692
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Revenues:
Google (advertising and other)	$10,645	$12,951
Motorola Mobile (hardware and other)	0	1,018
Total revenues	10,645	13,969
Costs and expenses:
Cost of revenues - Google (advertising and other) (1)	3,789	5,136
Cost of revenues - Motorola Mobile (hardware and other) (1)	0	808
Research and development (1)	1,441	1,837
Sales and marketing (1)	1,269	1,586
General and administrative (1)	757	1,125
Total costs and expenses	7,256	10,492
Income from operations	3,389	3,477
Interest and other income, net	156	134
Income from continuing operations before income taxes	3,545	3,611
Provision for income taxes	655	287
Net income from continuing operations	2,890	3,324
Net income from discontinued operations	0	22
Net income	$2,890	$3,346
Net income per share of Class A and Class B common stock - basic:
Continuing operations	$8.88	$10.06
Discontinued operations	0.00	0.07
Net income per share of Class A and Class B common stock - basic	$8.88	$10.13
Net income per share of Class A and Class B common stock - diluted:
Continuing operations	$8.75	$9.87
Discontinued operations	0.00	0.07
Net income per share of Class A and Class B common stock - diluted	$8.75	$9.94

Shares used in per share calculation - basic	325,299	330,454
Shares used in per share calculation - diluted	330,136	336,663
______________________
(1) Includes stock-based compensation expense as follows:
Cost of revenues - Google (advertising and other)	$74	$99
Cost of revenues - Motorola Mobile (hardware and other)	0	5
Research and development	299	361
Sales and marketing	97	125
General and administrative	86	107
	$556	$697

See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Net income	$2,890	$3,346
Other comprehensive income (loss):
Change in foreign currency translation adjustment	115	(168)
Available-for-sale investments:
Change in net unrealized gains	196	(55)
Less: reclassification adjustment for net gains included in net income	(107)	(46)
Net change (net of tax effect of $18 and $37)	89	(101)
Cash flow hedges:
Change in net unrealized gains	(35)	109
Less: reclassification adjustment for net gains included in net income	(23)	(22)
Net change (net of tax effect of $34 and $51)	(58)	87
Other comprehensive income (loss)	146	(182)
Comprehensive income	$3,036	$3,164
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Operating activities
Net income	$2,890	$3,346
Adjustments:
Depreciation and amortization of property and equipment	378	584
Amortization of intangible and other assets	133	315
Stock-based compensation expense	556	708
Excess tax benefits from stock-based award activities	(28)	(94)
Deferred income taxes	354	202
Gain on sale of marketable equity securities	(44)	0
Other	(24)	37
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	301	256
Income taxes, net	143	(335)
Inventories	(32)	(142)
Prepaid revenue share, expenses and other assets	(276)	(212)
Accounts payable	169	87
Accrued expenses and other liabilities	(855)	(1,059)
Accrued revenue share	(11)	(27)
Deferred revenue	40	(33)
Net cash provided by operating activities	3,694	3,633
Investing activities
Purchases of property and equipment	(607)	(1,203)
Purchases of marketable securities	(8,688)	(7,834)
Maturities and sales of marketable securities	17,201	6,319
Investments in non-marketable equity investments	(103)	(36)
Cash collateral related to securities lending	245	564
Investments in reverse repurchase agreements	195	0
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(92)	(251)
Net cash provided by (used in) investing activities	8,151	(2,441)
Financing activities
Net payments related to stock-based award activities	(47)	(210)
Excess tax benefits from stock-based award activities	28	94
Proceeds from issuance of debt, net of costs	3,149	2,922
Repayments of debt	(1,900)	(3,323)
Net cash provided by (used in) financing activities	1,230	(517)
Effect of exchange rate changes on cash and cash equivalents	50	(78)
Net increase in cash and cash equivalents	13,125	597
Cash and cash equivalents at beginning of period	9,983	14,778
Cash and cash equivalents at end of period	$23,108	$15,375

Supplemental disclosures of cash flow information
Cash paid for taxes	$207	$385
See accompanying notes.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Google Inc. and Summary of Significant Accounting Policies
Nature of Operations
We were incorporated in California in September 1998. We were re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising in our Google segment. In addition, we generate revenues from sales of mobile devices in our Motorola Mobile segment.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of March 31, 2013, the Consolidated Statements of Income for the three months ended March 31, 2012 and 2013, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2012 and 2013, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2013 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2013, our results of operations for the three months ended March 31, 2012 and 2013, and our cash flows for the three months ended March 31, 2012 and 2013. The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the SEC on January 29, 2013.
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

	Three Months Ended
	March 31,
	2012		2013
	(unaudited)
	Class A	Class B	Class A	Class B
Basic net income per share:
Numerator
Allocation of undistributed earnings - continuing operations	$2,296	$594	$2,703	$621
Allocation of undistributed earnings - discontinued operations	0	0	18	4
Total	$2,296	$594	$2,721	$625
Denominator
Weighted-average common shares outstanding	258,426	66,873	268,767	61,687
Number of shares used in per share computation	258,426	66,873	268,767	61,687
Basic net income per share:
Continuing operations	$8.88	$8.88	$10.06	$10.06
Discontinued operations	0.00	0.00	0.07	0.07
Basic net income per share	$8.88	$8.88	$10.13	$10.13
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$2,296	$594	$2,703	$621
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	594	0	621	0
Reallocation of undistributed earnings to Class B shares	0	(9)	0	(12)
Allocation of undistributed earnings - continuing operations	$2,890	$585	$3,324	$609
Allocation of undistributed earnings for basic computation - discontinued operations	$0	$0	$18	$4
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	0	0	4	0
Allocation of undistributed earnings - discontinued operations	$0	$0	$22	$4
Denominator
Number of shares used in basic computation	258,426	66,873	268,767	61,687
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	66,873	0	61,687	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,957	43	3,129	12
Restricted stock units	1,880	0	3,080	0

Number of shares used in per share computation	330,136	66,916	336,663	61,699
Diluted net income per share:
Continuing operations	$8.75	$8.75	$9.87	$9.87
Discontinued operations	0.00	0.00	0.07	0.07
Diluted net income per share	$8.75	$8.75	$9.94	$9.94
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

Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities measured at adjusted cost, gross unrealized gains, gross unrealized losses and fair value by significant investment categories as of December 31, 2012 and March 31, 2013 (in millions):

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$8,066	$0	$0	$8,066	$8,066	$0
Level 1:
Money market and other funds	5,221	0	0	5,221	5,221	0
U.S. government notes	10,853	77	(1)	10,929	0	10,929
Marketable equity securities	12	88	0	100	0	100
	16,086	165	(1)	16,250	5,221	11,029
Level 2:
Time deposits	984	0	0	984	562	422
Money market and other funds (1)	929	0	0	929	929	0
U.S. government agencies	1,882	20	0	1,902	0	1,902
Foreign government bonds	1,996	81	(3)	2,074	0	2,074
Municipal securities	2,249	23	(6)	2,266	0	2,266
Corporate debt securities	7,200	414	(14)	7,600	0	7,600
Agency residential mortgage-backed securities	7,039	136	(6)	7,169	0	7,169
Asset-backed securities	847	1	0	848	0	848
	23,126	675	(29)	23,772	1,491	22,281
Total	$47,278	$840	$(30)	$48,088	$14,778	$33,310

	As of March 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$8,051	$0	$0	$8,051	$8,051	$0
Level 1:
Money market and other funds	3,800	0	0	3,800	3,800	0
U.S. government notes	11,089	78	(1)	11,166	275	10,891
Marketable equity securities	41	103	0	144	0	144
	14,930	181	(1)	15,110	4,075	11,035
Level 2:
Time deposits	2,160	0	0	2,160	1,712	448
Money market and other funds (1)	1,537	0	0	1,537	1,537	0
U.S. government agencies	2,102	11	0	2,113	0	2,113
Foreign government bonds	2,138	51	(13)	2,176	0	2,176
Municipal securities	2,627	20	(10)	2,637	0	2,637
Corporate debt securities	7,488	367	(32)	7,823	0	7,823
Agency residential mortgage-backed securities	7,462	117	(20)	7,559	0	7,559
Asset-backed securities	932	0	0	932	0	932
	26,446	566	(75)	26,937	3,249	23,688
Total	$49,427	$747	$(76)	$50,098	$15,375	$34,723

(1)
The balances at December 31, 2012 and March 31, 2013 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion on this program.

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $133 million and $75 million for the three months ended March 31, 2012 and March 31, 2013. We recognized gross realized losses of $13 million and $15 million for the three months ended

March 31, 2012 and March 31, 2013. We reflect these gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable securities, excluding marketable equity securities, designated as available-for-sale and classified by the contractual maturity date of the securities (in millions):

As of March 31, 2013
(unaudited)
Due in 1 year	$4,382
Due in 1 year through 5 years	13,487
Due in 5 years through 10 years	7,661
Due after 10 years	9,049
Total	$34,579
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2012 and March 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$842	$(1)	$0	$0	$842	$(1)
Foreign government bonds	509	(2)	12	(1)	521	(3)
Municipal securities	686	(6)	9	0	695	(6)
Corporate debt securities	820	(10)	81	(4)	901	(14)
Agency residential mortgage-backed securities	1,300	(6)	0	0	1,300	(6)
Total	$4,157	$(25)	$102	$(5)	$4,259	$(30)

	As of March 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(unaudited)
U.S. government notes	$651	$(1)	$0	$0	$651	$(1)
Foreign government bonds	501	(13)	0	0	501	(13)
Municipal securities	892	(10)	0	0	892	(10)
Corporate debt securities	1,496	(30)	58	(2)	1,554	(32)
Agency residential mortgage-backed securities	2,617	(20)	0	0	2,617	(20)
Total	$6,157	$(74)	$58	$(2)	$6,215	$(76)
Securities Lending Program
From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. We loan selected securities which are collateralized in the form of cash or securities. Cash collateral is invested in reverse repurchase agreements which are collateralized in the form of securities.
We classify loaned securities as cash equivalents or marketable securities and record the cash collateral as an asset with a corresponding liability in the accompanying Consolidated Balance Sheets. We classify reverse repurchase agreements maturing within three months as cash equivalents and those longer than three months as receivable under reverse repurchase agreements in the accompanying Consolidated Balance Sheets. For security collateral received, we do not record an asset or liability except in the event of counterparty default.

Derivative Financial Instruments
We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as interest and other income, net, as part of revenues, or as a component of accumulated other comprehensive income (AOCI) in the accompanying Consolidated Balance Sheets, as discussed below.
We enter into foreign currency contracts with financial institutions to reduce the risk that our cash flows and earnings will be adversely affected by foreign currency exchange rate fluctuations. We use certain interest rate derivative contracts to hedge interest rate exposures on our fixed income securities and our anticipated debt issuance. Our program is not used for trading or speculative purposes.
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. At December 31, 2012 and March 31, 2013, we received cash collateral related to the derivative instruments under our collateral security arrangements of $43 million and $72 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $9.5 billion and $9.2 billion as of December 31, 2012 and March 31, 2013. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. The total notional amount of these forward-starting interest swaps was $1.0 billion as of December 31, 2012 and March 31, 2013 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate.
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
As of March 31, 2013, the effective portion of our cash flow hedges before tax effect was $149 million, of which $111 million is expected to be reclassified from AOCI to revenues within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness . The notional principal of these contracts was $1.1 billion and $1.3 billion as of December 31, 2012 and March 31, 2013.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $6.6 billion and $6.1 billion at December 31, 2012 and March 31, 2013.

We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $25 million and $150 million at December 31, 2012 and March 31, 2013.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2012
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$164	$13	$177
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$165	$13	$178
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$3	$4	$7

		As of March 31, 2013
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$285	$5	$290
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	11	0	11
Total		$296	$5	$301
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$13	$1	$14

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2012	2013
	(unaudited)
Foreign exchange contracts	$(55)	$163
Interest rate contracts	0	10
Total	$(55)	$173

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Location	2012	2013
		(unaudited)
Foreign exchange contracts	Revenues	$37	$35

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Location	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(126)	$(51)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended March 31,
Derivatives in Fair Value Hedging Relationship	Location	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(20)	$37
Hedged item	Interest and other income, net	17	(38)
Total		$(3)	$(1)

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were $3 million and $1 million for the three months ended March 31, 2012 and 2013.
The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated As Hedging Instruments	Location	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(25)	$87
Interest rate contracts	Interest and other income, net	2	0
Total		$(23)	$87

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements

We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2012 and March 31, 2013, information related to these offsetting arrangements was as follows (in millions, unaudited):

Offsetting of Assets
	As of December 31, 2012
					Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Amount
Derivatives	$178	$0	$178		$(4)	(1)	$(40)	$(12)	$122
Reverse repurchase agreements	1,629	0	1,629	(2)	0		0	(1,629)	0
Total	$1,807	$0	$1,807		$(4)		$(40)	$(1,641)	$122

	As of March 31, 2013
					Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Amount
Derivatives	$301	$0	$301		$(4)	(1)	$(57)	$(125)	$115
Reverse repurchase agreements	2,237	0	2,237	(2)	0		0	(2,237)	0
Total	$2,538	$0	$2,538		$(4)		$(57)	$(2,362)	$115

(1) The balances at December 31, 2012 and March 31, 2013 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2) The balances at December 31, 2012 and March 31, 2013 included $929 million and $1.5 billion recorded in cash and cash equivalents, respectively, and $700 million and $700 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	As of December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Amount
Derivatives	$7	$0	$7	$(4)	(3)	$0	$0	$3
Securities lending agreements	1,673	0	1,673	0		0	(1,673)	0
Total	$1,680	$0	$1,680	$(4)		$0	$(1,673)	$3

	As of March 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Amount
Derivatives	$14	$0	$14	$(4)	(3)	$0	$0	$10
Securities lending agreements	2,237	0	2,237	0		0	(2,237)	0
Total	$2,251	$0	$2,251	$(4)		$0	$(2,237)	$10

(3) The balances at December 31, 2012 and March 31, 2013 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2012 and March 31, 2013, we had $2.5 billion and $2.2 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.2%. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2012 and March 31, 2013, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2012 and March 31, 2013.
The estimated fair value of the short-term debt approximated its carrying value at March 31, 2013.
Long-Term Debt
In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches as described in the table below (collectively, the Notes) (in millions):

As of March 31, 2013
(unaudited)
1.25% Notes due on May 19, 2014	$1,000
2.125% Notes due on May 19, 2016	1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for the Notes above	(11)
Total	$2,989

The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241%, and 3.734%, respectively. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of the Notes was approximately $3.2 billion at March 31, 2013. The fair value of the Notes was determined based on observable market prices of identical instruments in markets that are not active and is categorized accordingly as Level 2 in the fair value hierarchy.

Note 5. Balance Sheet Components
Inventories
Inventories consisted of the following (in millions):

	As of December 31, 2012	As of March 31, 2013
		(unaudited)
Raw materials and work in process	$77	$140
Finished goods	428	508
Inventories	$505	$648
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2012	As of March 31, 2013
		(unaudited)
Information technology assets	$7,717	$7,785
Land and buildings	6,257	6,394
Construction in progress	2,240	2,554
Leasehold improvements	1,409	1,451
Furniture and fixtures	74	76
Total	17,697	18,260
Less: accumulated depreciation and amortization	5,843	5,960
Property and equipment, net	$11,854	$12,300

Accumulated Other Comprehensive Income
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(73)	$604	$7	$538

Other comprehensive income (loss) before reclassifications	(168)	(55)	109	(114)
Amounts reclassified from AOCI	0	(46)	(22)	(68)
Other comprehensive income (loss)	(168)	(101)	87	(182)
Balance as of March 31, 2013	$(241)	$503	$94	$356

The effects on net income of amounts reclassified from AOCI for three months ended March 31, 2013 were as follows (in millions, unaudited):

AOCI Components	Location	Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
Unrealized gains on available-for-sale investments	Interest and other income, net	$60
	Provision for income taxes	(14)
	Net of tax	$46

Unrealized gains on cash flow hedges for foreign exchange contracts	Revenue	$35
	Provision for income taxes	(13)
	Net of tax	$22

Total amount reclassified, net of tax		$68

Note 6. Acquisitions
During the three months ended March 31, 2013, we completed eight acquisitions and purchases of intangible assets for a total cash consideration of approximately $291 million, of which $150 million was attributed to patents and developed technology, $24 million to customer relationships, $133 million to goodwill, and $16 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $20 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

For all acquisitions completed during the three months ended March 31, 2013, patents and developed technology have a weighted-average useful life of 4.9 years and customer relationships have a weighted-average useful life of 6.0 years.
Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows (in millions, unaudited):

Balance as of December 31, 2012	$10,537
Goodwill acquired	133
Goodwill adjustment	(75)
Balance as of March 31, 2013	$10,595
Amounts of goodwill related to the Motorola Mobile and Home segments were not material. See Note 14 for further discussion of segment information.
Information regarding our acquisition-related intangible assets was as follows (in millions):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$7,310	$1,323	$5,987
Customer relationships	2,061	847	1,214
Trade names and other	576	304	272
Total	$9,947	$2,474	$7,473

	As of March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$7,449	$1,527	$5,922
Customer relationships	2,063	908	1,155
Trade names and other	555	308	247
Total	$10,067	$2,743	$7,324
Amortization expense relating to acquisition-related intangible assets for the three months ended March 31, 2012 and 2013 was $124 million and $315 million.
As of March 31, 2013, expected amortization expense relating to acquisition-related intangible assets, excluding the portion related to the Motorola Home segment, for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2013	$807
2014	1,025
2015	869
2016	786
2017	734
2018	692
Thereafter	1,710
$6,623
Note 8.    Discontinued Operations
In December 2012, we entered into an agreement with Arris Group, Inc. (Arris) and certain other persons providing for the disposition of the Motorola Home segment. The transaction was completed on April 17, 2013. See Note 15 for further discussion of the subsequent event.
The following table presents financial results of the Motorola Home segment in the three months ended March 31, 2013 (in millions, unaudited):

Three Months Ended March 31, 2013
Revenues	$738

Income from discontinued operations before income taxes	47
Provision for income taxes	(25)
Net income from discontinued operations	$22

Note 9. Restructuring Charges
Subsequent to our acquisition of Motorola Mobility Holdings, Inc. (Motorola) in May 2012, we initiated a restructuring plan primarily in our Motorola Mobile segment to reduce workforce, reorganize management structure, close or consolidate certain facilities, as well as simplify our mobile product portfolio. These changes are designed to return the Motorola Mobile segment to profitability. Pursuant to this restructuring plan, we have incurred cumulative charges of approximately $694 million which includes $63 million recognized in the three months ended March 31, 2013.

For the three months ended March 31, 2013, changes to restructuring accruals were as follows (in millions, unaudited):

	Severance and Related	Other Charges	Total
Balance as of December 31, 2012	$238	$15	$253
Charges	53	10	63
Cash payments	(108)	(4)	(112)
Non-cash items(1)	(19)	0	(19)
Balance as of March 31, 2013	$164	$21	$185

(1)	Non-cash items were primarily related to restricted stock units (RSUs) and stock options.
For the three months ended March 31, 2013, restructuring charges were as follows (in millions, unaudited):

	Three months ended March 31, 2013
	Severance and Related	Other Charges	Total
Cost of revenues—Motorola Mobile	$8	$0	$8
Research and development	18	5	23
Sales and marketing	8	1	9
General and administrative	19	0	19
Net income from discontinued operations	0	4	4
Total charges	$53	$10	$63
We continue to evaluate our plans and further restructuring actions may occur which may cause us to incur additional restructuring charges, some of which may be significant.

Note 10. Interest and Other Income, Net
The components of interest and other income, net, were as follows (in millions):

	Three Months Ended March 31,
	2012	2013
	(unaudited)
Interest income	$182	$183
Interest expense	(20)	(21)
Realized gains on available-for-sale investments, net	120	60
Foreign currency exchange losses, net	(143)	(70)
Other	17	(18)
Interest and other income, net	$156	$134
Note 11. Contingencies
Legal Matters
Antitrust Investigations

In June 2011, we received a Civil Investigative Demand (CID) from the U.S. Federal Trade Commission’s (FTC) Bureau of Competition and a subpoena from the FTC’s Bureau of Consumer Protection relating to a review by the FTC of our business practices, including search and advertising. In June 2012, we also received a CID and a subpoena duces tecum from the FTC’s Bureau of Competition seeking documents and information broadly related to Motorola’s licensing practices for standards-essential patents and use of standards-essential patents in litigation. In January 2013, the FTC closed its investigations into our business practices, including search and advertising. In connection with the closing of the investigation, we have voluntarily agreed to make certain product changes. In addition, we and Motorola have entered into a consent order with the FTC setting forth certain guidelines on our use of standards-essential patents in litigation.  That consent order should become final in the coming months.

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

The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India, and the Korea Fair Trade Commission in South Korea have also opened investigations into certain of our business practices.
EPA Investigation
In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data center facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. In January 2013, we were informed by the U.S. Department of Justice that the EPA investigation has been closed.
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
On April 17, 2013, we completed the sale of Motorola Home segment to Arris and certain other persons for consideration of approximately $2.24 billion in cash, subject to certain post-close adjustments, and approximately 10.6 million shares of Arris’ common stock. In connection with the sale, we have agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, including, among others, a patent infringement claim brought by TiVo relating to certain digital video recording equipment sold by Motorola.

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
Income Taxes
We are under audit by the Internal Revenue Service (IRS) and various other tax authorities. We have reserved for potential adjustments to our provision for income taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur that indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of tax benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities are less than the ultimate assessment, a further charge to expense would result.
Note 12. Stockholders’ Equity
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

Three Months Ended
March 31, 2013
(unaudited)
Risk-free interest rate	0.9%
Expected volatility	29%
Expected life (in years)	5.8
Dividend yield	0
Weighted-average estimated fair value of options granted during the period	$214.39
There were no stock options granted during the three months ended March 31, 2012.
The following table summarizes the activities for our stock options for the three months ended March 31, 2013:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2012	8,551,395	$405.98
Granted	1,571	$723.25
Exercised	(502,735)	$328.91
Forfeited/canceled	(22,071)	$429.17
Balance as of March 31, 2013	8,028,160	$410.86	4.7	$3,077
Exercisable as of March 31, 2013	5,877,653	$358.30	3.8	$2,562
Exercisable as of March 31, 2013 and expected to vest thereafter (2)	7,745,153	$405.62	4.7	$3,010

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $794.19 of our Class A common stock on March 28, 2013.

(2)	Options expected to vest reflect an estimated forfeiture rate.
The following table summarizes additional information regarding outstanding and vested and exercisable stock options at March 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$3.50–$94.80	80,882	1.6	$43.37	79,184	$42.41
$117.84–$198.41	208,886	1.7	$179.38	208,886	$179.38
$205.96–$298.86	253,827	2.2	$276.56	253,787	$276.56
$300.97–$399.00	3,739,648	3.4	$309.74	3,538,308	$309.79
$401.78–$499.07	913,463	5.4	$442.95	757,828	$441.49
$501.27–$595.35	1,734,819	6.4	$536.89	898,993	$530.95
$601.17–$677.37	1,077,450	7.3	$629.59	139,126	$616.31
$723.25–$762.50	19,185	9.5	$759.29	1,541	$762.50
$3.50–$762.50	8,028,160	4.7	$410.86	5,877,653	$358.30
The above tables include approximately 1.9 million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $362.80 and a weighted-average remaining life of 1.2 years.
During the three months ended March 31, 2013, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 290,361 at a total value of $120 million, or an average price of$413.96 per share, including an average premium of $3.71 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.
The total grant date fair value of stock options vested during the three months ended March 31, 2012 and 2013 was $126 million and $76 million. The aggregate intrinsic value of all stock options and warrants exercised during the three months ended March 31, 2012 and 2013 was $164 million and $224 million. These amounts do not include the aggregate sales price of options sold under our TSO program.

As of March 31, 2013, there was $321 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.2 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2013:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2012	10,994,927	$566.32
Granted	353,793	$775.64
Vested	(1,112,052)	$549.00
Forfeited/canceled	(111,324)	$563.02
Unvested as of March 31, 2013	10,125,344	$575.64
Expected to vest after March 31, 2013 (1)	8,792,849	$575.64

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of March 31, 2013, there was $4.5 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
Stock Split Effected In Form of Stock Dividend
In April 2012, our board of directors approved amendments to our certificate of incorporation that would, among other things, create a new class of non-voting capital stock (Class C capital stock). The amendments authorized 3 billion shares of Class C capital stock and also increased the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our Fourth Amended and Restated Certificate of Incorporation (New Charter), the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. We have announced the intention of our board of directors to consider a distribution of shares of the Class C capital stock as a stock split effected in the form of a dividend to our holders of Class A and Class B common stock (Stock Split). The Class C capital stock will have no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock will have the same rights and privileges and rank equally, share ratably and be identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters.
The par value per share of our shares of Class A common stock and Class B common stock will remain unchanged at $0.001 per share after the Stock Split. On the effective date of the Stock Split, there will be a transfer between retained earnings and common stock and the amount transferred will be equal to the $0.001 par value of the Class C capital stock that is issued. We will give retroactive effect to prior period share and per share amounts in our consolidated financial statements for the effect of the Stock Split, such that prior periods are comparable to current period presentation.
Note 13. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $1,933 million and $2,066 million as of December 31, 2012 and March 31, 2013. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1,749 million and $1,892 million as of December 31, 2012 and March 31, 2013. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Our provision for income taxes and effective tax rate decreased from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily as a result of a discrete tax benefit related to federal research and development credit recognized in the first quarter of 2013, as well as proportionately more earnings expected to be realized in countries that have lower statutory tax rates.  This discrete tax benefit was as a result of a retroactive extension of federal research and development credit in accordance with the American Taxpayer Act of 2012, which was signed into law on January 2, 2013.

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

•	Google - includes our advertising and other non-advertising businesses

•	Mobile - includes our mobile devices business acquired from Motorola

•	Home - includes our digital set-top box business acquired from Motorola
As a result of an agreement for the disposition of the Home segment, the Home segment is presented as discontinued operations and therefore is not included in the segment report.
Our chief operating decision makers do not evaluate operating segments using asset information.
The following table sets forth revenues and operating income (loss) by operating segment (in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Google:
Revenues	$10,645	$12,951
Income from operations	3,945	4,403
Mobile:
Revenues	0	1,018
(Loss) from operations	0	(179)
A reconciliation of the total segment income from operations to the consolidated income from operations is as follows (in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Total segment income from operations	$3,945	$4,224
Unallocated items	(556)	(747)
Consolidated income from operations	$3,389	$3,477

Unallocated items, including stock-based compensation expense, as well as restructuring and other charges related to our Mobile segment are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.
Revenues by geography are based on the billing addresses of our customers for the Google segment and the ship-to-addresses of our customers for the Mobile segment. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Revenues:
United States	$4,874	$6,331
United Kingdom	1,150	1,398
Rest of the world	4,621	6,240
Total revenues	$10,645	$13,969

	As of December 31, 2012	As of March 31, 2013
		(unaudited)
Long-lived assets(1):
United States	$20,985	$21,645
International	12,359	12,239
Total long-lived assets	$33,344	$33,884

(1) Includes Home segment.
Note 15. Subsequent Event

On April 17, 2013, we completed the sale of the Motorola Home segment to Arris and certain other persons for consideration of approximately $2.24 billion in cash, subject to certain post-close adjustments, and approximately 10.6 million shares of Arris’ common stock. Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris.  Additionally, in connection with the sale, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation. We expect to recognize a gain on this sale which would be presented as part of discontinued operations in the Consolidated Statements of Income in the second quarter of 2013.

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
We generate revenue primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program to promote their products and services with targeted advertising. In addition, the third parties that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenues and enhance the user experience. We also generate revenues by selling hardware primarily from Motorola.
In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of our Motorola Home segment. The transaction was completed on April 17, 2013, see Note 15 of Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q.
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
Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused, and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenues, as well as aggregate paid clicks and average cost-per-click growth rates.
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
From an overall business perspective, we continue to invest aggressively in our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring for the remainder of 2013 and provide competitive compensation programs for our employees. Our full-time employee headcount was 33,077 at March 31, 2012 and 53,891 at March 31, 2013, which includes 9,982 headcount from Motorola Mobile segment and 5,170 headcount from Motorola Home segment. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, manufacturing and inventory-related costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.
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
Results of Operations
We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). In December 2012, we entered into an agreement for the disposition of the Motorola Home segment and the related financial results are presented as net income from discontinued operations in the Consolidated Statements of Income. On April 17, 2013, we completed the sale of the Motorola Home segment.

Subsequent to the acquisition in May 2012, we initiated a restructuring plan in our Motorola segment. See Note 9 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion of this restructuring plan and the associated restructuring charges. We continue to evaluate our plans and further restructuring actions may occur, which may cause us to incur additional restructuring charges, some of which may be significant.
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	100.0%	92.7%
Motorola Mobile (hardware and other)	0	7.3
Total revenues	100.0%	100.0%
Costs and expenses:
Cost of revenues—Google (advertising and other)	35.6	36.8
Cost of revenues—Motorola Mobile (hardware and other)	0	5.7
Research and development	13.5	13.2
Sales and marketing	11.9	11.4
General and administrative	7.2	8.0
Total costs and expenses	68.2	75.1
Income from operations	31.8	24.9
Interest and other income, net	1.5	1.0
Income from continuing operations before income taxes	33.3	25.9
Provision for income taxes	6.2	2.1
Net income from continuing operations	27.1	23.8
Net income from discontinued operations	0	0.2
Net income	27.1%	24.0%
Revenues
The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Google
Advertising revenues:
Google websites	$7,312	$8,640
Google Network Members' websites	2,913	3,262
Total advertising revenues	10,225	11,902
Other revenues	420	1,049
Total Google revenues (advertising and other)	10,645	12,951
Motorola Mobile
Total Motorola Mobile revenues (hardware and other)	0	1,018
Total revenues	$10,645	$13,969

The following table presents our revenues, by business, as a percentage of total revenues for the periods presented:

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Google (advertising and other)	100%	93%
Motorola Mobile (hardware and other)	0	7
Total revenues	100%	100%
The following table presents our Google revenues, by revenue source, as a percentage of total Google revenues for the periods presented:

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Advertising revenues:
Google websites	69%	67%
Google Network Members’ websites	27	25
Total advertising revenues	96	92
Google websites as % of advertising revenues	72	73
Google Network Members’ websites as % of advertising revenues	28	27
Other revenues	4%	8%
Our revenues increased $3,324 million from the three months ended March 31, 2012 to the three months ended March 31, 2013. This increase resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites and, to a lesser extent, an increase in other revenues driven by hardware product sales. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic including mobile queries, certain monetization improvements including new ad formats, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members, partially offset by certain advertising policy changes. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the changes in platform mix due to traffic growth in mobile devices, where the average cost-per-click is typically lower compared to desktop computers and tablets, the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower compared to more mature markets, and the general strengthening of the U.S. dollar compared to certain foreign currencies. These decreases were partially offset by the revenue shift mix between Google websites and Google Network Members' websites and certain advertising policy changes.
In addition, the increase in our revenues from the three months ended March 31, 2012 to the three months ended March 31, 2013 resulted from the inclusion of revenues from our Motorola Mobile segment of $1,018 million.
Improvements in our ability to ultimately monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network Members’ websites they visit. For instance, these improvements include creating a more engaging user shopping experience by enhancing search ads to include richer product information, such as product image, price, and merchant name, increasing site links to be full size links with the URL (uniform resource locator), moving a portion of the first line of the ad to the heading to better promote the content of the ad, providing an option to preview the ad, and moving the ad’s URL to a separate line below the heading for greater page format consistency.
Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 20% from the three months ended March 31, 2012 to the three months ended March 31, 2013. Average cost-per-click on Google websites and Google Network Members’ websites decreased approximately 4% from the three months ended March 31, 2012 to the three months ended March 31, 2013. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels, including mobile devices, also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.
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
Revenues by Geography
The following table presents our Google domestic and international revenues as a percentage of Google revenues, determined based on the billing addresses of our customers for our Google segment:

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
United States	46%	45%
United Kingdom	11%	11%
Rest of the world	43%	44%
The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers for our Google segment, and shipping addresses of our customers for our Motorola Mobile segment:

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
United States	46%	45%
United Kingdom	11%	10%
Rest of the world	43%	45%
The growth in revenues from the rest of the world (other than the United Kingdom) as a percentage of Google and consolidated revenues from the three months ended March 31, 2012 to the three months ended March 31, 2013 resulted largely from increased acceptance of our advertising programs, our continued progress in developing localized version of our products for the international markets, partially offset by a general strengthening of the U.S. dollar compared to foreign currencies (primarily the Japanese yen and the Brazilian real). The growth in consolidated revenues from the rest of the world (other than the United Kingdom) as a percentage of consolidated revenues was also a result of the inclusion of revenues from our Motorola Mobile segment.
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Japanese yen and the Brazilian real) from the three months ended March 31, 2012 to the three months ended March 31, 2013 had an unfavorable impact on our consolidated international revenues. Had foreign exchange rates remained constant in these periods, our consolidated revenues from the United Kingdom would have been $5 million, or 0.4%, higher and our revenues from the rest of the world would have been approximately $126 million, or 2.0%, higher in the three months ended March 31, 2013. This is before consideration of hedging gains of $20 million and $15 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended March 31, 2013.

Although we expect to continue to make investments in international markets, these investments may not result in an increase in our international revenues as a percentage of total revenues in the remainder of 2013 or thereafter. See Note 14 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about geographic areas.
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
In addition, cost of revenues includes manufacturing and inventory-related costs primarily from our Motorola Mobile segment.
The following tables present our cost of revenues and cost of revenues as a percentage of revenues by segment, and our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues in the Google segment, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Cost of revenues – Google (advertising and other)	$3,789	$5,136
Cost of revenues – Motorola Mobile (hardware and other)	0	808
Total cost of revenues	$3,789	$5,944
Cost of revenues – Google (advertising and other) as a percentage of Google revenues	35.6%	39.7%
Cost of revenues – Motorola Mobile (hardware and other) as a percentage of Motorola Mobile revenues	0	79.4%

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$2,042	$2,282
Traffic acquisition costs related to distribution arrangements	468	680
Traffic acquisition costs	$2,510	$2,962
Traffic acquisition costs as a percentage of advertising revenues	24.5%	24.9%
Cost of revenues increased $2,155 million from the three months ended March 31, 2012 to the three months ended March 31, 2013. The increase was primarily related to the inclusion of manufacturing and inventory-related costs from our Motorola Mobile segment of $808 million. Additionally, there was an increase in traffic acquisition costs of $452 million resulting from more distribution fees paid, more advertiser fees generated through our AdSense program, as well as more traffic directed to our websites. The remaining increase was primarily driven by increases in data center costs, hardware product costs, and content acquisition costs. The increase in traffic acquisition costs as a percentage of advertising revenues was primarily the result of a greater increase in traffic acquisition costs related to mobile distribution arrangements compared to the increase in advertising revenues generated by Google websites.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods, primarily as a result of increases in traffic acquisition costs, data center costs, manufacturing and inventory-related costs, content acquisition costs, credit card and other transaction fees, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development
The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Research and development expenses	$1,441	$1,837
Research and development expenses as a percentage of total revenues	13.5%	13.2%
Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services. We expense research and development costs as incurred.
Research and development expenses increased $396 million from the three months ended March 31, 2012 to the three months ended March 31, 2013, which includes $220 million related to the Motorola Mobile segment. The remaining increase of $176 million was primarily due to an increase in labor and facilities-related costs of $101 million, largely as a result of a 18% increase in research and development headcount, an increase in stock-based compensation expense of $40 million, and an increase in professional services expense of $17 million.

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods because we expect to continue to invest in building the necessary employee and system infrastructure required to support the development of new, and to improve existing, products and services.
Sales and Marketing
The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Sales and marketing expenses	$1,269	$1,586
Sales and marketing expenses as a percentage of total revenues	11.9%	11.4%
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.
Sales and marketing expenses increased $317 million from the three months ended March 31, 2012 to the three months ended March 31, 2013, which includes $151 million related to the Motorola Mobile segment. The remaining increase of $166 million was primarily due to an increase in labor and facilities-related costs of $74 million, largely as a result of a 15% increase in sales and marketing headcount, as well as an increase in advertising and promotional expenses of $50 million. In addition, there was an increase in stock-based compensation expense of $21 million.
We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods, as we expand our business globally, increase advertising and promotional expenditures in connection with new and existing products, and increase the level of service we provide to our advertisers, Google Network Members, and other partners.
General and Administrative
The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
General and administrative expenses	$757	$1,125
General and administrative expenses as a percentage of total revenues	7.2%	8.0%
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
General and administrative expenses increased $368 million from the three months ended March 31, 2012 to three months ended March 31, 2013, which includes $110 million related to the Motorola Mobile segment. The remaining increase of $258 million was primarily due to an increase in labor and facilities-related costs of $98 million, largely as a result of a 11% increase in general and administrative headcount and an increase in amortization of acquired intangible assets of $94 million related to the acquisition of Motorola. In addition, there was an increase in stock-based compensation expense of $14 million.

As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods.
Stock-Based Compensation
The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Stock-based compensation	$556	$697
Stock-based compensation as a percentage of total revenues	5.2%	5.0%
Stock-based compensation increased $141 million from the three months ended March 31, 2012 to the three months ended March 31, 2013. This increase was primarily due to additional stock awards issued to existing and new employees and awards issued in connection with the acquisition of Motorola.
We estimate stock-based compensation to be approximately $2.7 billion in 2013 and $2.8 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after March 31, 2013 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Interest and Other Income, Net
Interest and other income, net, decreased $22 million from the three months ended March 31, 2012 to the three months ended March 31, 2013. This decrease was primarily driven by a decrease in realized gains on investment of $60 million and an increase in other expense of $35 million, partially offset by a decrease in foreign currency exchange loss of $73 million.
The costs of our foreign exchange hedging activities that we recognized to interest and other income, net are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, as well as the volatility of the foreign exchange rates.
As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in 2013 and in future periods.
Provision for Income Taxes
The following table presents our provision for income taxes, and the effective tax rate for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2012	2013
	(unaudited)
Provision for income taxes	$655	$287
Effective tax rate	18.5%	7.9%
Our provision for income taxes and effective tax rate decreased from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily as a result of a discrete tax benefit related to federal research and development credit recognized in the first quarter of 2013, as well as proportionately more earnings expected to be realized in countries that have lower statutory tax rates.  This discrete tax benefit was as a result of a retroactive extension of federal research and development credit in accordance with the American Taxpayer Act of 2012, which was signed into law on January 2, 2013.

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
Net Income from Discontinued Operations
In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home segment. The transaction was completed on April 17, 2013. See Note 15 of Notes to Consolidated Financial Statements included in Part I, Item I of this Quarterly Report on Form 10-Q for further discussion of the subsequent event.
The following table presents financial results of the Motorola Home segment in the three months ended March 31, 2013 (dollars in millions):

Three Months Ended
March 31, 2013
(unaudited)
Revenues	$738

Income from discontinued operations before income taxes	47
Provision for income taxes	(25)
Net income from discontinued operations	$22

Liquidity and Capital Resources

At March 31, 2013, we had $50.1 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, and municipalities in the U.S., corporate securities, mortgage-backed securities and asset-backed securities.
At March 31, 2013, $31.1 billion of the $50.1 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At March 31, 2013, we had unused letters of credit for approximately $114 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2013, we had $2.2 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.2% that mature at various dates through 2013. Average commercial paper borrowings during the quarter were $2.38 billion and the maximum amount outstanding during the quarter was $2.55 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2013, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. As of March 31, 2013, the total carrying value and estimated fair value of these notes were $3.0 billion and $3.2 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of March 31, 2013. We are not subject to any financial covenants under the notes.

In summary, our cash flows were as follows (in millions):

	Three Months Ended March 31,
	2012	2013
	(unaudited)
Net cash provided by operating activities	$3,694	$3,633
Net cash provided by (used in) investing activities	8,151	(2,441)
Net cash provided by (used in) financing activities	1,230	(517)
Cash Provided by Operating Activities
Our largest source of cash provided by operating cash flows is advertising revenues generated by Google websites and Google Network Members' websites. We also generate cash from the sale of our hardware products, primarily from Motorola. Our primary uses of cash from operating activities include payments to our Google Network Members and distribution partners, which are based on the revenue share or fixed fee arrangements, as well as payments for manufacturing and inventory-related costs primarily for Motorola. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures and income taxes.
Cash provided by operating activities consist of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, deferred income taxes, excess tax benefits from stock-based award activities, as well as the effect of changes in working capital and other activities.
The adjustments for the non-cash items increased from the three months ended March 31, 2012 to the three months ended March 31, 2013 due to an increase in stock-based compensation expense as a result of additional equity awards in 2012, an increase in depreciation and amortization expense on property and equipment due to increased capital expenditures, and an increase in amortization of intangible and other assets primarily due to the additional amortization of intangible assets in connection with the Motorola acquisition. These increases are partially offset by a decrease in deferred income taxes due to additional deferred tax assets recognized, as well as higher excess tax benefit from stock-based award activities primarily due to higher average stock price. In addition, the net decrease in cash from changes in working capital activities from the three months ended March 31, 2012 to the three months ended March 31, 2013 primarily consisted of an increase in net income taxes receivable primarily due to the tax benefit related to the federal research and development credit, a decrease in accrued expenses and other liabilities primarily due to higher employee bonus paid out, an increase in inventories primarily related to Motorola, and a decrease in accounts payable due to the timing of invoice processing and payments.
Cash Provided by (Used In) Investing Activities
Cash provided by or used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, acquisitions of businesses and intangible assets, and purchases of property and equipment. In addition, cash provided by or used in investing activities include our investments in reverse repurchase agreements and the cash collateral received or returned from our securities lending program.
Cash used in investing activities increased from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily attributed to less maturities and sales of marketable securities during the first quarter of 2013 compared to the first quarter of 2012 and, to a lesser extent, an increase in capital expenditures primarily related to our production equipment, data centers, and facilities. partially offset by an increase in cash collateral received in connection with our securities lending program. See Note 3 of Notes to Consolidated Financial

Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our securities lending program.
In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we expect to make significant investments in our systems, data centers, corporate facilities, and information technology infrastructure in 2013 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.
In addition, we expect to spend a significant amount of cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.
Cash Provided by (Used In) Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds from issuance or repayments of short-term debt under our commercial paper program and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash used in financing activities increased from the three months ended March 31, 2012 to the three months ended March 31, 2013, primarily driven by an increase in net payments of short-term debt issued under our commercial paper program and, to a lesser extent, an increase in net payments for stock-based award activities primarily due to additional taxes withheld related to vesting of our restricted stock units.
Contractual Obligations
We had long-term taxes payable of $2.2 billion as of March 31, 2013 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the U.S. (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.
Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties.
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and development tax credits. The effective tax rates were 18.5%, and 7.9% for three months ended March 31, 2012 and

2013. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
Available Information
Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders, for the last three years. These filings are also available for download free of charge on our investor relations website. We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we announce investor information, including news and commentary about our business and financial performance, SEC filings, notices of investor events and our press and earnings releases, on our investor relations website and our investor relations Google+ page (https://plus.google.com/+GoogleInvestorRelations/posts).  Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The contents of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to financial market risks, including changes in currency exchange rates and interest rates.
Foreign Currency Exchange Risk

We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the US dollar. Our most significant currency exposures are the Euro and the British pound. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency.

We use foreign exchange option contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate the impact of adverse currency exchange rate movements. We designate these option contracts as cash flow hedges for accounting purposes.  The fair value of the option contract is separated into its intrinsic and time values. Changes in the time value are recorded in interest and other income, net. Changes in the intrinsic value are recorded as a component of accumulated other comprehensive income (AOCI) and subsequently reclassified into revenues to offset the hedged exposures as they occur.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $117 million lower at March 31, 2013, and the total amount of expense recorded as interest and other income, net, would have been approximately $150 million higher at March 31, 2013. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.7 billion higher at March 31, 2013, and the total amount of expense recorded as interest and other income, net, would have been approximately $176 million higher at March 31, 2013. The impact in AOCI would offset our hedged exposures as they occur.

In addition, we use foreign exchange forward contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the local currency of the subsidiary. These forward contracts reduce, but do not entirely eliminate the impact of currency exchange rate movements on our our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in interest and other income, net, which are offset by the gains and losses on the forward contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $65 million at March 31, 2013. The adverse impact at March 31, 2013 is after consideration of the offsetting effect of approximately $695 million from foreign exchange contracts in place for the month of March 31, 2013. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in Interest and other income, net.
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points)

increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.2 billion at March 31, 2013.
We anticipate to issue a $1.0 billion fixed rate long-term debt when the first tranche of our outstanding unsecured senior notes matures in May 2014. To effectively lock the interest rate on the anticipated debt issuance, we use forward-starting interest rate swaps with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These swaps are designated as cash flow hedges, with changes in the fair values of the swaps recorded in AOCI. The amount in AOCI will be recognized as interest expense to offset the future interest payments upon debt issuance.
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting interest swaps of approximately $104 million at March 31, 2013, which would offset our hedged exposure on interest rates.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please refer to Note 11 “Contingencies—Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

In February 2009, we learned of a U.S. Environmental Protection Agency (EPA) investigation into an alleged release of refrigerant at one of our smaller data center facilities, which we acquired from DoubleClick, and the accuracy of related statements and records. In January 2013, we were informed by the U.S. Department of Justice that the EPA investigation has been closed.

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
Acquisitions are an important element of our overall corporate strategy and use of capital, and we expect our current pace of acquisitions to continue. These transactions could be material to our financial condition and results of operations. We also expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

•	Diversion of management time and focus from operating our business to acquisition integration challenges.

•	Failure to successfully further develop the acquired business or technology.

•	Implementation or remediation of controls, procedures, and policies at the acquired company.

•	Integration of the acquired company's accounting, human resource, and other administrative systems, and coordination of product, engineering, and sales and marketing functions.

•	Transition of operations, users, and customers onto our existing platforms.

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
We generated 87% of revenues from advertising in 2012 and 85% in the three months ended March 31, 2013. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.
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
The revenue growth rate of our Motorola Mobile segment will also depend on a number of factors, including the success of the new products we plan to introduce, our reliance on several large customers, the absence of long-term exclusivity arrangements with such customers, our ability to gain significant market share in the mobile devices space, our reliance on third-party distributors, representatives and retailers to sell certain of its products and the successful implementation of our product and operating system strategies. Furthermore, industry consolidation in the telecommunications could negatively impact our business because there would be fewer network operators and it could be more difficult to replace any lost customers. Any of these factors could have a negative impact on our Motorola Mobile segment and have an adverse effect on our consolidated financial results.
We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including Motorola. For instance, our operating margin will experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members' websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. Both the margin on revenues we generate from our Google Network Members and the margin on revenues from our Motorola business are significantly less than the margin on revenues we generate from advertising on our websites. Also, the margins on advertising revenues from mobile devices and newer advertising formats are generally less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.
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
We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the EC), intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. The sale of hardware products also expose us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our businesses face intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.
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
Furthermore, many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have also been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Moreover, recent amendments to U.S. patent laws and proposed changes to the patent laws in the European Union may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.
In addition, the Digital Millennium Copyright Act has provisions that limit, but do not necessarily eliminate, our liability for caching or hosting, or for listing or linking to, third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Any future legislation impacting these safe harbors may adversely impact us. Various U.S. and international laws restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors. In the area of data protection, many states have passed laws requiring notification to users when there is a security breach for personal data, such as California's Information Practices Act. We face similar risks and costs as our products and services are offered in international markets and may be subject to additional regulations.
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
We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Motorola products, Google Maps, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, among others, infringe the intellectual property rights of others. Third parties have also sought broad injunctive relief against us by filing claims in the U.S. International Trade Commission (ITC) for exclusion and cease and desist orders, which could limit our ability to sell our products or services in the U.S. or elsewhere if our products or services or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. Adverse results in any of these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.
In addition, many of our agreements with our customers and partners, including certain suppliers, require us to indemnify them for certain intellectual property infringement claims against them, which could increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Such customers and partners may also discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Moreover, supplier provided intellectual property indemnities to us, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products. In addition, in connection with the sale of Motorola's Home business to Arris, we agreed to indemnify Arris against certain intellectual property infringement litigation, including, among others, a patent infringement claim brought by TiVo relating to certain digital video recording equipment sold by Motorola Mobility.
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
In addition, as nearly all of our products and services are web-based, the amount of data we store for our users on our servers (including personal information) has been increasing. Any systems failure or compromise of our security that results in the release of our users' data could seriously limit the adoption of our products and services, as well as harm our reputation and brand and, therefore, our business. We expect to continue to expend significant resources to protect against security breaches. The risk that these types of events could seriously harm our business is likely to increase as we expand the number of web-based products and services we offer, and operate in more countries.
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
We face a number of risks related to manufacturing and supply chain management. For instance, the products we sell may have quality issues resulting from the design or manufacture of the product, or from the software used in the product. Sometimes, these issues may be caused by components we purchase from other manufacturers or suppliers. If the quality of our products does not meet our customers' expectations or our products are found to be defective, then our sales and operating earnings, and ultimately our reputation, could be negatively impacted.
We rely on third parties to manufacture many of our assemblies and finished products, and we have third-party arrangements for the design of some components and parts. Our business could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other materials terms of our arrangements with them.
In the past, Motorola, like many electronics manufacturers, has experienced supply shortages and price increases driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business condition of its suppliers. Workaround plans to address shortages have entailed in the past, and could entail in the future, increased freight costs for expedited shipments. We cannot assure you that we will not experience shortages or other supply chain disruptions in the future or that they will not negatively impact our operations. In addition, some of the components we use in our products are available only from a single source or limited sources, and we cannot assure you that we would be able to find replacement vendors on favorable terms or at all in the event of a supply chain disruption.
Additionally, because many of our supply contracts have volume-based pricing or minimum purchase requirements, if the volume of our hardware sales decreases or does not reach projected targets, we could face increased materials and manufacturing costs or other financial liabilities that could make our hardware products more costly per unit to manufacture and therefore less competitive and negatively impact our financial results. Further, certain of our competitors may negotiate more favorable contractual terms based on volume and other commitments that may provide them with competitive advantages and may impact our supply.
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
The Dodd-Frank Wall Street Reform and Consumer Protection Act included disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Also, since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the conflict minerals used in our products.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.
Our products and services involve the storage and transmission of users' and customers' proprietary information, and security breaches expose us to a risk of loss of this information, litigation, and potential liability. We experience cyber attacks of varying degrees on a regular basis, and as a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users' or customers' data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users' or customers' data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.
Web spam and content farms could decrease our search quality, which could damage our reputation and deter our current and potential users from using our products and services.
“Web spam” refers to websites that attempt to violate a search engine's quality guidelines or that otherwise seek to rank higher in search results than a search engine's assessment of their relevance and utility would rank them. Although English-language web spam in our search results has been significantly reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek ways to improve their rankings inappropriately. We continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. We face challenges from low-quality and irrelevant content websites, including “content farms,” which are websites that generate large quantities of low-quality content to help them improve their search rankings. We are continually launching algorithmic changes focused on low-quality websites. If web spam and content farms continue to increase on Google, this could hurt our reputation for delivering relevant information or reduce user traffic to our websites. In addition, as we continue to take actions to improve our search quality and reduce low-quality content, this may in the short run reduce our AdSense revenues, since some of these websites are AdSense partners.
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
Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 55% of our consolidated revenues in the three months ended March 31, 2013, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

Nearly all of our Motorola products (other than some prototypes) are manufactured outside the U.S., primarily in China, Taiwan and Brazil. If our manufacturing in these countries is disrupted, our overall capacity could be reduced and sales or profitability could be negatively impacted. We require suppliers and business partners to comply with law and company policies regarding workplace and employment practices, environmental compliance and intellectual property licensing, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If any of them fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the salability of our products and expose us to financial obligations to third parties.
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

•
Different employee/employer relationships, existence of workers' councils and labor unions, and other challenges caused by distance, language, and cultural differences, making it harder to do business in certain jurisdictions.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and satisfy existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on our websites and our Google Network Members' websites.

•	Our ability to attract advertisers to our AdWords program, and our ability to attract websites to our AdSense program.

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
The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from April 1, 2012 through March 31, 2013, the closing price of our Class A common stock ranged from $559.05 per share to $838.60 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

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
In addition, we have announced the intention of our board of directors to consider a distribution of shares of our non-voting Class C capital stock as a dividend to our holders of Class A and Class B common stock, pending resolution of litigation involving the authorization of that class - effectively a two-for-one stock split.
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
The concentration of our stock ownership limits our stockholders' ability to influence corporate matters.
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of March 31, 2013, Larry, Sergey, and Eric beneficially owned approximately 92% of our outstanding Class B common stock, representing approximately 64% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey's current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).
This concentrated control limits or severely restricts our stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock and, if issued, our Class C capital stock could be adversely affected.
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

•
Our stockholders may not act by written consent. As a result, a holder, or holders, controlling a majority of our capital stock would not be able to take certain actions without holding a stockholders' meeting.

•	Our certificate of incorporation prohibits cumulative voting in the election of directors. This limits the ability of minority stockholders to elect director candidates.

•
Stockholders must provide advance notice to nominate individuals for election to the Board of Directors or to propose matters that can be acted upon at a stockholders' meeting. These provisions may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer's own slate of directors or otherwise attempting to obtain control of our company.

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
Results of Google’s Transferable Stock Option (TSO) Program
Under our TSO program, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options using the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended March 31, 2013 (unaudited):

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)
January 1-31	104,035	$40,387	$467	$368.65	$388.21	$4.48
February 1-28	186,326	79,812	611	361.21	428.34	3.28
March 1-31	0	0	0	0	0	0
Total (except weighted-average per share amounts)	290,361	$120,199	$1,078	$363.87	$413.96	$3.71

(1)The TSO program is generally active during regular trading hours for The Nasdaq Stock Market when our trading window is open. However, we have the right to suspend the TSO program at any time for any reason, including for maintenance and other reasons.
(2)TSO premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.
In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt). The following table provides information with respect to sales by our executive officers of TSOs during the three months ended March 31, 2013 (unaudited):

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Patrick Pichette	9,291	$3,110	$92
Nikesh Arora	2,133	960	0
Total	11,424	$4,070	$92

ITEM 6.	EXHIBITS
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

GOOGLE INC.
Date: April 25, 2013	By:		/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.1		Letter, dated as of December 27, 2012, from Google Inc. to the U.S. Federal Trade Commission	Current Report on Form 8-K (File No. 000-50726)	January 3, 2013
10.2		Agreement Containing Consent Order, dated as of January 3, 2013, between Motorola Mobility LLC and Google Inc., and the U.S. Federal Trade Commission	Current Report on Form 8-K (File No. 000-50726)	January 3, 2013
12	*	Computation of Ratio of Earnings to Fixed Charges
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.