Form 10-Q
period 2013-06-30
Google Inc.
filed 2013-07-25
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 18, 2013, there were 273,938,171 shares of Google’s Class A common stock outstanding and 59,082,802 shares of Google’s Class B common stock outstanding.

Google Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2013

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

•	our potential exposure in connection with pending investigations and proceedings;

•	our expectation about our board of directors’ intention to declare a dividend of shares of the new Class C capital stock, as well as the timing of that dividend, if declared and paid;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	our continued investments in international markets;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;
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
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2012	As of June 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,778	$16,164
Marketable securities	33,310	38,268
Total cash, cash equivalents, and marketable securities (including securities loaned of $3,160 and $4,791)	48,088	54,432
Accounts receivable, net of allowance of $581 and $505	7,885	7,321
Inventories	505	342
Receivable under reverse repurchase agreements	700	770
Deferred income taxes, net	1,144	1,148
Income taxes receivable, net	0	72
Prepaid revenue share, expenses and other assets	2,132	2,776
Total current assets	60,454	66,861
Prepaid revenue share, expenses and other assets, non-current	2,011	1,891
Non-marketable equity investments	1,469	1,564
Property and equipment, net	11,854	12,912
Intangible assets, net	7,473	6,558
Goodwill	10,537	11,396
Total assets	$93,798	$101,182
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,012	$1,758
Short-term debt	2,549	3,000
Accrued compensation and benefits	2,239	1,803
Accrued expenses and other current liabilities	3,258	3,300
Accrued revenue share	1,471	1,458
Securities lending payable	1,673	3,211
Deferred revenue	895	799
Income taxes payable, net	240	0
Total current liabilities	14,337	15,329
Long-term debt	2,988	1,989
Deferred revenue, non-current	100	132
Income taxes payable, non-current	2,046	2,271
Deferred income taxes, net, non-current	1,872	1,905
Other long-term liabilities	740	704
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 12,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000); 329,979 (Class A 267,448, Class B 62,531) and par value of $330 (Class A $267, Class B $63) and 333,134 (Class A 273,852, Class B 59,282) and par value of $333 (Class A $274, Class B $59) shares issued and outstanding	22,835	24,334
Class C capital stock, $0.001 par value per share: 3,000,000 shares authorized; no shares issued and outstanding	0	0
Accumulated other comprehensive income (loss)	538	(398)
Retained earnings	48,342	54,916
Total stockholders’ equity	71,715	78,852
Total liabilities and stockholders’ equity	$93,798	$101,182
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Revenues:
Google (advertising and other)	$10,964	$13,107	$21,609	$26,058
Motorola Mobile (hardware and other)	843	998	843	2,016
Total revenues	11,807	14,105	22,452	28,074
Costs and expenses:
Cost of revenues - Google (advertising and other) (1)	3,984	5,195	7,773	10,331
Cost of revenues - Motorola Mobile (hardware and other) (1)	693	868	693	1,676
Research and development (1)	1,538	1,987	2,979	3,824
Sales and marketing (1)	1,413	1,735	2,682	3,321
General and administrative (1)	942	1,197	1,699	2,322
Total costs and expenses	8,570	10,982	15,826	21,474
Income from operations	3,237	3,123	6,626	6,600
Interest and other income, net	253	247	409	381
Income from continuing operations before income taxes	3,490	3,370	7,035	6,981
Provision for income taxes	657	816	1,312	1,103
Net income from continuing operations	2,833	2,554	5,723	5,878
Net income (loss) from discontinued operations	(48)	674	(48)	696
Net income	$2,785	$3,228	$5,675	$6,574
Net income (loss) per share of Class A and Class B common stock - basic:
Continuing operations	$8.68	$7.68	$17.56	$17.73
Discontinued operations	(0.14)	2.03	(0.14)	2.10
Net income (loss) per share of Class A and Class B common stock - basic	$8.54	$9.71	$17.42	$19.83
Net income (loss) per share of Class A and Class B common stock - diluted:
Continuing operations	$8.56	$7.55	$17.31	$17.42
Discontinued operations	(0.14)	1.99	(0.14)	2.06
Net income (loss) per share of Class A and Class B common stock - diluted	$8.42	$9.54	$17.17	$19.48

Shares used in per share calculation - basic	326,272	332,480	325,786	331,467
Shares used in per share calculation - diluted	330,793	338,337	330,464	337,500
______________________
(1) Includes stock-based compensation expense as follows:
Cost of revenues - Google (advertising and other)	$82	$110	$156	$209
Cost of revenues - Motorola Mobile (hardware and other)	4	5	4	10
Research and development	289	421	588	782
Sales and marketing	118	134	215	259
General and administrative	142	113	228	220
	$635	$783	$1,191	$1,480
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Net income	$2,785	$3,228	$5,675	$6,574
Other comprehensive loss:
Change in foreign currency translation adjustment	(433)	(36)	(318)	(204)
Available-for-sale investments:
Change in net unrealized gains (losses)	14	(604)	210	(659)
Less: reclassification adjustment for net gains included in net income	(41)	(108)	(148)	(154)
Net change (net of tax effect of $28, $202, $10 and $239)	(27)	(712)	62	(813)
Cash flow hedges:
Change in net unrealized gains	174	16	139	125
Less: reclassification adjustment for net gains included in net income	(52)	(22)	(75)	(44)
Net change (net of tax effect of $72, $4, $38 and $47)	122	(6)	64	81
Other comprehensive loss	(338)	(754)	(192)	(936)
Comprehensive income	$2,447	$2,474	$5,483	$5,638
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2012	2013
	(unaudited)
Operating activities
Net income	$5,675	$6,574
Adjustments:
Depreciation and amortization of property and equipment	851	1,331
Amortization of intangible and other assets	330	598
Stock-based compensation expense	1,214	1,555
Excess tax benefits from stock-based award activities	(55)	(198)
Deferred income taxes	191	265
Gain on divestiture of businesses	(188)	(690)
Other	(56)	(54)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	79	62
Income taxes, net	1,169	(156)
Inventories	170	(158)
Prepaid revenue share, expenses and other assets	(1,188)	(348)
Accounts payable	(80)	(72)
Accrued expenses and other liabilities	(243)	(363)
Accrued revenue share	23	8
Deferred revenue	54	(16)
Net cash provided by operating activities	7,946	8,338
Investing activities
Purchases of property and equipment	(1,381)	(2,814)
Purchases of marketable securities	(15,542)	(22,782)
Maturities and sales of marketable securities	22,657	17,006
Investments in non-marketable equity investments	(202)	(172)
Cash collateral related to securities lending	(91)	1,538
Investments in reverse repurchase agreements	270	(70)
Proceeds from divestiture of businesses	201	2,351
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(10,147)	(1,301)
Net cash used in investing activities	(4,235)	(6,244)
Financing activities
Net payments related to stock-based award activities	(184)	(268)
Excess tax benefits from stock-based award activities	55	198
Proceeds from issuance of debt, net of costs	7,751	5,651
Repayments of debt	(5,753)	(6,203)
Net cash provided by (used in) financing activities	1,869	(622)
Effect of exchange rate changes on cash and cash equivalents	(126)	(86)
Net increase in cash and cash equivalents	5,454	1,386
Cash and cash equivalents at beginning of period	9,983	14,778
Cash and cash equivalents at end of period	$15,437	$16,164

Supplemental disclosures of cash flow information
Cash paid for taxes	$1,003	$796
Cash paid for interest	$37	$35
Non-cash investing activity:
Receipt of Arris shares in connection with divestiture of Motorola Home	$0	$175
Non-cash financing activity:
Fair value of stock-based awards assumed in connection with acquisition of Motorola	$41	$0

See accompanying notes.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Google Inc. and Summary of Significant Accounting Policies
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising in our Google segment. To a lesser extent, we generate revenues primarily from sales of mobile devices in our Motorola Mobile segment.
In April 2013, we completed the sale of our Motorola Home segment to Arris Group, Inc. (Arris) and certain other persons. See Note 8 for further discussion of the sale of Motorola Home.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of June 30, 2013, the Consolidated Statements of Income for the three and six months ended June 30, 2012 and 2013, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and 2013, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2013 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2013, our results of operations for the three and six months ended June 30, 2012 and 2013, and our cash flows for the six months ended June 30, 2012 and 2013. The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
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
In the second quarter of 2013, we revised the estimated useful lives of certain types of property and equipment which resulted in an additional depreciation expense of $121 million during the three months ended June 30, 2013.
Prior Period Reclassifications
Certain reclassifications of prior period amounts have been made to conform to the current period presentation.

Note 2. Net Income Per Share of Class A and Class B Common Stock
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2012		2013		2012		2013
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$2,261	$572	$2,093	$461	$4,557	$1,166	$4,798	$1,080
Allocation of undistributed earnings - discontinued operations	(38)	(10)	552	122	(38)	(10)	568	128
Total	$2,223	$562	$2,645	$583	$4,519	$1,156	$5,366	$1,208
Denominator
Weighted-average common shares outstanding	260,390	65,882	272,417	60,063	259,417	66,369	270,582	60,885
Number of shares used in per share computation	260,390	65,882	272,417	60,063	259,417	66,369	270,582	60,885
Basic net income (loss) per share:
Continuing operations	$8.68	$8.68	$7.68	$7.68	$17.56	$17.56	$17.73	$17.73
Discontinued operations	(0.14)	(0.14)	2.03	2.03	(0.14)	(0.14)	2.10	2.10
Basic net income per share	$8.54	$8.54	$9.71	$9.71	$17.42	$17.42	$19.83	$19.83
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$2,261	$572	$2,093	$461	$4,557	$1,166	$4,798	$1,080
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	572	0	461	0	1,166	0	1,080	0
Reallocation of undistributed earnings to Class B shares	0	(7)	0	(8)	0	(16)	0	(19)
Allocation of undistributed earnings - continuing operations	$2,833	$565	$2,554	$453	$5,723	$1,150	$5,878	$1,061

Allocation of undistributed earnings for basic computation - discontinued operations	$(38)	$(10)	$552	$122	$(38)	$(10)	$568	$128
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(10)	0	122	0	(10)	0	128	0
Reallocation of undistributed earnings to Class B shares	0	0	0	(2)	0	0	0	(2)
Allocation of undistributed earnings - discontinued operations	$(48)	$(10)	$674	$120	$(48)	$(10)	$696	$126
Denominator
Number of shares used in basic computation	260,390	65,882	272,417	60,063	259,417	66,369	270,582	60,885
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	65,882	0	60,063	0	66,369	0	60,885	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,857	38	2,664	4	2,907	40	2,896	8

Restricted stock units	1,664	0	3,193	0	1,771	0	3,137	0
Number of shares used in per share computation	330,793	65,920	338,337	60,067	330,464	66,409	337,500	60,893
Diluted net income (loss) per share:
Continuing operations	$8.56	$8.56	$7.55	$7.55	$17.31	$17.31	$17.42	$17.42
Discontinued operations	(0.14)	(0.14)	1.99	1.99	(0.14)	(0.14)	2.06	2.06
Diluted net income per share	$8.42	$8.42	$9.54	$9.54	$17.17	$17.17	$19.48	$19.48
The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

Note 3. Financial Instruments

Fair Value Measurements
We measure our cash equivalents, marketable securities, and foreign currency and interest rate derivative contracts at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. A three-tier fair value hierarchy is established as a basis for considering such assumptions and for inputs used in the valuation methodologies in measuring fair value:
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

Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2012 and June 30, 2013 (in millions):

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$8,066	$0	$0	$8,066	$8,066	$0
Level 1:
Money market and other funds	5,221	0	0	5,221	5,221	0
U.S. government notes	10,853	77	(1)	10,929	0	10,929
Marketable equity securities	12	88	0	100	0	100
	16,086	165	(1)	16,250	5,221	11,029
Level 2:
Time deposits	984	0	0	984	562	422
Money market and other funds (1)	929	0	0	929	929	0
U.S. government agencies	1,882	20	0	1,902	0	1,902
Foreign government bonds	1,996	81	(3)	2,074	0	2,074
Municipal securities	2,249	23	(6)	2,266	0	2,266
Corporate debt securities	7,200	414	(14)	7,600	0	7,600
Agency residential mortgage-backed securities	7,039	136	(6)	7,169	0	7,169
Asset-backed securities	847	1	0	848	0	848
	23,126	675	(29)	23,772	1,491	22,281
Total	$47,278	$840	$(30)	$48,088	$14,778	$33,310

	As of June 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$9,451	$0	$0	$9,451	$9,451	$0
Level 1:
Money market and other funds	3,183	0	0	3,183	3,183	0
U.S. government notes	12,127	37	(57)	12,107	151	11,956
Marketable equity securities	218	41	(24)	235	0	235
	15,528	78	(81)	15,525	3,334	12,191
Level 2:
Time deposits	1,774	0	0	1,774	1,327	447
Money market and other funds (1)	2,052	0	0	2,052	2,052	0
U.S. government agencies	2,780	5	(8)	2,777	0	2,777
Foreign government bonds	2,243	15	(52)	2,206	0	2,206
Municipal securities	3,501	7	(65)	3,443	0	3,443
Corporate debt securities	8,114	137	(164)	8,087	0	8,087
Agency residential mortgage-backed securities	8,245	62	(176)	8,131	0	8,131
Asset-backed securities	990	0	(4)	986	0	986
	29,699	226	(469)	29,456	3,379	26,077
Total	$54,678	$304	$(550)	$54,432	$16,164	$38,268

(1)
The balances at December 31, 2012 and June 30, 2013 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion of this program.

During the second quarter of 2013, we received approximately $175 million in Arris' common stock of 10.6 million shares in connection with the sale of the Motorola Home segment (see details in Note 8). These shares are accounted for as available-for-sale marketable equity securities.

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $76 million and $209 million for the three and six months ended June 30, 2012 and $185 million and $260 million for the three and six months ended June 30, 2013. We recognized gross realized losses of $21 million and $34 million for the three and six months ended June 30, 2012 and $41 million and $56 million for the three and six months ended June 30, 2013. We reflect these gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable securities, excluding marketable equity securities, designated as available-for-sale and classified by the contractual maturity date of the securities (in millions):

As of June 30, 2013
(unaudited)
Due in 1 year	$4,085
Due in 1 year through 5 years	17,207
Due in 5 years through 10 years	8,338
Due after 10 years	8,403
Total	$38,033
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2012 and June 30, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$842	$(1)	$0	$0	$842	$(1)
Foreign government bonds	509	(2)	12	(1)	521	(3)
Municipal securities	686	(6)	9	0	695	(6)
Corporate debt securities	820	(10)	81	(4)	901	(14)
Agency residential mortgage-backed securities	1,300	(6)	0	0	1,300	(6)
Total	$4,157	$(25)	$102	$(5)	$4,259	$(30)

	As of June 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(unaudited)
U.S. government notes	$5,827	$(57)	$0	$0	$5,827	$(57)
U.S. government agencies	828	(8)	0	0	828	(8)
Foreign government bonds	1,547	(52)	0	0	1,547	(52)
Municipal securities	2,428	(65)	0	0	2,428	(65)
Corporate debt securities	4,742	(160)	56	(4)	4,798	(164)
Agency residential mortgage-backed securities	6,004	(175)	61	(1)	6,065	(176)
Asset-backed securities	1,042	(4)	0	0	1,042	(4)
Marketable equity securities	154	(24)	0	0	154	(24)
Total	$22,572	$(545)	$117	$(5)	$22,689	$(550)

We periodically review our marketable debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2013, we did not recognize any other-than-temporary impairment loss.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. At December 31, 2012 and June 30, 2013, we received cash collateral related to the derivative instruments under our collateral security arrangements of $43 million and $94 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $9.5 billion and $6.9 billion as of December 31, 2012 and June 30, 2013. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. The total notional amount of these forward-starting interest swaps was $1.0 billion as of December 31, 2012 and June 30, 2013 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate.
We initially report any gain or loss on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be reclassified to interest and other income, net. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option on the date of purchase as an asset. Thereafter, we recognize any change to this time value in interest and other income, net.
As of June 30, 2013, the effective portion of our cash flow hedges before tax effect was $139 million, of which $64 million is expected to be reclassified from AOCI to revenues within the next 12 months.

Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.1 billion and $1.5 billion as of December 31, 2012 and June 30, 2013.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $6.6 billion and $6.2 billion at December 31, 2012 and June 30, 2013.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $25 million at both December 31, 2012 and June 30, 2013.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2012
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$164	$13	$177
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$165	$13	$178
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$3	$4	$7

		As of June 30, 2013
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$214	$10	$224
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	69	0	69
Total		$283	$10	$293
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2012	2013	2012	2013
	(unaudited)
Foreign exchange contracts	$275	$(33)	$220	$130
Interest rate contracts	0	58	0	68
Total	$275	$25	$220	$198

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Location	2012	2013	2012	2013
		(unaudited)
Foreign exchange contracts	Revenues	$81	$35	$119	$70

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Location	2012	2013	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(120)	$(38)	$(246)	$(89)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Fair Value Hedging Relationship	Location	2012	2013	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$36	$25	$16	$62
Hedged item	Interest and other income, net	(38)	(27)	(21)	(65)
Total		$(2)	$(2)	$(5)	$(3)

(2)
Losses related to the amount excluded from effectiveness testing of the hedges were $2 million and $5 million for the three and six months ended June 30, 2012 and $2 million and $3 million for the three and six months ended June 30, 2013.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated As Hedging Instruments	Location	2012	2013	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$0	$70	$(25)	$157
Interest rate contracts	Interest and other income, net	(7)	0	(5)	0
Total		$(7)	$70	$(30)	$157

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements

We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2012 and June 30, 2013, information related to these offsetting arrangements was as follows (in millions, unaudited):

Offsetting of Assets
	As of December 31, 2012
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$178	$0	$178		$(4)	(1)	$(40)	$(12)	$122
Reverse repurchase agreements	1,629	0	1,629	(2)	0		0	(1,629)	0
Total	$1,807	$0	$1,807		$(4)		$(40)	$(1,641)	$122

	As of June 30, 2013
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$293	$0	$293		$0	(1)	$(91)	$(91)	$111
Reverse repurchase agreements	2,822	0	2,822	(2)	0		0	(2,822)	0
Total	$3,115	$0	$3,115		$0		$(91)	$(2,913)	$111

(1) The balances at December 31, 2012 and June 30, 2013 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2) The balances at December 31, 2012 and June 30, 2013 included $929 million and $2,052 million recorded in cash and cash equivalents, respectively, and $700 million and $770 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	As of December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$7	$0	$7	$(4)	(3)	$0	$0	$3
Securities lending agreements	1,673	0	1,673	0		0	(1,673)	0
Total	$1,680	$0	$1,680	$(4)		$0	$(1,673)	$3

	As of June 30, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Securities lending agreements	$3,211	$0	$3,211	$0		$0	$(3,183)	$28

(3) The balance at December 31, 2012 was related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2012 and June 30, 2013, we had $2.5 billion and $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.2% and 0.1%. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2012 and June 30, 2013, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2012 and June 30, 2013. The estimated fair value of the commercial paper approximated its carrying value at June 30, 2013.
During the second quarter of 2013, we reclassified $1.0 billion of long-term unsecured senior notes due in May 2014 into short-term debt as described in "Long-Term Debt" section below.
Long-Term Debt
In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches (collectively, the Notes). The details of the Notes are described in the table below (in millions):

As of June 30, 2013
(unaudited)
Short-Term Portion of Long-Term Debt
1.25% Notes due on May 19, 2014	$1,000
Unamortized discount for the Notes above	0
Total	$1,000

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for the Notes above	(11)
Total	$1,989

The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241% and 3.734%, respectively. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of the Notes was approximately $3.1 billion at June 30, 2013. The fair value of the Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
Note 5. Balance Sheet Components
Inventories
Inventories consisted of the following (in millions):

	As of December 31, 2012	As of June 30, 2013
		(unaudited)
Raw materials and work in process	$77	$54
Finished goods	428	288
Inventories	$505	$342
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2012	As of June 30, 2013
		(unaudited)
Information technology assets	$7,717	$7,833
Land and buildings	6,257	6,336
Construction in progress	2,240	3,524
Leasehold improvements	1,409	1,485
Furniture and fixtures	74	77
Total	17,697	19,255
Less: accumulated depreciation and amortization	5,843	6,343
Property and equipment, net	$11,854	$12,912

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(73)	$604	$7	$538

Other comprehensive income (loss) before reclassifications	(204)	(659)	125	(738)
Amounts reclassified from AOCI	0	(154)	(44)	(198)
Other comprehensive income (loss)	(204)	(813)	81	(936)
Balance as of June 30, 2013	$(277)	$(209)	$88	$(398)

The effects on net income of amounts reclassified from AOCI for the six months ended June 30, 2013 were as follows (in millions, unaudited):

AOCI Components	Location	Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
Unrealized gains on available-for-sale investments	Interest and other income, net	$204
	Provision for income taxes	(50)
	Net of tax	$154

Unrealized gains on cash flow hedges for foreign exchange contracts	Revenue	$70
	Provision for income taxes	(26)
	Net of tax	$44

Total amount reclassified, net of tax		$198

Note 6. Acquisitions

In June 2013, we completed our acquisition of Waze Limited (Waze), a provider of a mobile map application which provides turn-by-turn navigation and real-time traffic updates powered by incidents and route information submitted by a community of users, for a total cash consideration of $966 million. The acquisition is expected to enhance our customer's user experience by offering real time traffic information to users' daily navigation needs. The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to the fair values of intangible assets acquired, certain income taxes and residual goodwill. Of the total purchase price, $847 million was attributed to goodwill and $188 million was attributed to intangible assets. This was offset by $69 million of other net liabilities assumed.

The goodwill of $847 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
During the six months ended June 30, 2013, we completed fifteen other acquisitions and purchases of intangible assets for a total cash consideration of approximately $344 million, of which $201 million was attributed to intangible assets, $148 million to goodwill, and $5 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $32 million.

Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

For all acquisitions completed during the six months ended June 30, 2013, patents and developed technology have a weighted-average useful life of 5.6 years, customer relationships have a weighted-average useful life of 5.8 years, and trade names and other have a weighted-average useful life of 4.2 years.
Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows (in millions, unaudited):

Balance as of December 31, 2012	$10,537
Goodwill acquired	995
Goodwill disposed	(64)
Goodwill adjustment	(72)
Balance as of June 30, 2013	$11,396
As of June 30, 2013, the amount of goodwill related to the Motorola Mobile segment was not material. See Note 14 for further discussion of segment information.
Information regarding our acquisition-related intangible assets was as follows (in millions):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$7,310	$1,323	$5,987
Customer relationships	2,061	847	1,214
Trade names and other	576	304	272
Total	$9,947	$2,474	$7,473

	As of June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$7,216	$1,690	$5,526
Customer relationships	1,766	947	819
Trade names and other	532	319	213
Total	$9,514	$2,956	$6,558
Amortization expense relating to acquisition-related intangible assets was $183 million and $307 million for the three and six months ended June 30, 2012 and $283 million and $598 million for the three and six months ended June 30, 2013.

As of June 30, 2013, expected amortization expense relating to acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2013	$551
2014	1,053
2015	908
2016	822
2017	767
2018	723
Thereafter	1,734
$6,558
Note 8.    Discontinued Operations
On April 17, 2013, we completed the sale of the Motorola Home segment to Arris and certain other persons for consideration of approximately $2,238 million in cash, approximately $150 million in receivables related to certain post-close adjustments which are subject to change, and approximately $175 million in Arris' common stock of 10.6 million shares. Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris. Additionally, in connection with the sale, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, for which we recorded an indemnification liability of $175 million. See Note 11 for further discussion of contingencies.
The sale resulted in a net gain of $747 million, which was presented as part of net income (loss) from discontinued operations in the Consolidated Statements of Income in the second quarter of 2013.
The following table presents financial results of the Motorola Home segment included in net income (loss) from discontinued operations for the three and six months ended June 30, 2012 and 2013 (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013 (1)	2012	2013 (2)
Revenues	$407	$66	$407	$804

Loss from discontinued operations before income taxes	(33)	(114)	(33)	(67)
Benefits from (provision for) income taxes	(15)	41	(15)	16
Gain on disposal	0	747	0	747
Net income (loss) from discontinued operations	$(48)	$674	$(48)	$696

(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from April 1, 2013 through the date of divestiture.
(2) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through the date of divestiture.
The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested as of April 17, 2013 (in millions, unaudited):

Assets:
Accounts receivable	$424
Inventories	228
Deferred income taxes, net	144
Prepaid and other current assets	152
Property and equipment, net	282
Intangible assets, net	701
Other assets, non-current	182
Total assets	$2,113
Liabilities:
Accounts payable	$169
Accrued expenses and other liabilities	303
Total liabilities	$472

Note 9. Restructuring Charges
Subsequent to our acquisition of Motorola Mobility Holdings, Inc. (Motorola) in May 2012, we initiated a restructuring plan for Motorola, primarily our Motorola Mobile segment, to reduce workforce, reorganize management structure, close or consolidate certain facilities, as well as simplify our mobile product portfolio. These changes are designed to return the Motorola Mobile segment to profitability. Pursuant to this restructuring plan, we have incurred cumulative charges of approximately $839 million.

For the six months ended June 30, 2013, changes to restructuring accruals were as follows (in millions, unaudited):

	Severance and Related	Other Charges	Total
Balance as of December 31, 2012	$238	$15	$253
Charges	155	53	208
Cash payments	(189)	(18)	(207)
Non-cash items(1)	(87)	(11)	(98)
Balance as of June 30, 2013	$117	$39	$156

(1)	Non-cash items were primarily related to restricted stock units (RSUs) and stock options.
For the three and six months ended June 30, 2012 and 2013, restructuring charges were as follows (in millions, unaudited):

	Three Months Ended June 30,
	2012			2013
	Severance and Related	Other Charges	Total	Severance and Related	Other Charges	Total
Cost of revenues - Motorola Mobile	$8	$0	$8	$18	$13	$31
Research and development	11	0	11	7	18	25
Sales and marketing	28	0	28	7	11	18
General and administrative	90	0	90	7	1	8
Net income (loss) from discontinued operations	20	0	20	63	0	63
Total charges	$157	$0	$157	$102	$43	$145

	Six Months Ended June 30,
	2012			2013
	Severance and Related	Other Charges	Total	Severance and Related	Other Charges	Total
Cost of revenues - Motorola Mobile	$8	$0	$8	$26	$13	$39
Research and development	11	0	11	25	23	48
Sales and marketing	28	0	28	15	12	27
General and administrative	90	0	90	26	1	27
Net income (loss) from discontinued operations	20	0	20	63	4	67
Total charges	$157	$0	$157	$155	$53	$208
We continue to evaluate our plans and further restructuring actions may occur which may cause us to incur additional restructuring charges, some of which may be significant.
Note 10. Interest and Other Income, Net
The components of interest and other income, net, were as follows (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Interest income	$180	$186	$362	$369
Interest expense	(22)	(19)	(42)	(40)
Realized gains on available-for-sale investments, net	55	144	175	204
Foreign currency exchange losses, net	(149)	(48)	(292)	(118)
Gain (loss) on divestiture of businesses	188	(31)	188	(57)
Other	1	15	18	23
Interest and other income, net	$253	$247	$409	$381
Note 11. Contingencies

Legal Matters

Antitrust Investigations

On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us. We believe we have adequately responded to all of the allegations made against us. We continue to cooperate with the EC and are pursuing a potential resolution that would avoid a finding of infringement and a fine. The EC has also opened an investigation into Motorola's licensing practices for standards essential patents and use of standards-essential patents in litigation on the basis of complaints brought by Microsoft and Apple. The EC has issued a Statement of Objections against Motorola alleging abuse of a dominant position with respect to these standards-essential patents. We have responded to the Statement of Objections and are defending the case.

The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India and the Taiwan Fair Trade Commission have also opened investigations into certain of our business practices. The Korea Fair Trade Commission of South Korea has closed its antitrust investigation related to Android and dismissed all charges.

State attorneys general from the states of Texas, Ohio, and Mississippi have also issued Civil Investigative Demands relating to our business practices. We are cooperating with the state attorneys general and are responding to their information requests on an ongoing basis.

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
On April 17, 2013, we completed the sale of our Motorola Home business to Arris and certain other persons for consideration of approximately $2,238 million in cash, subject to certain post-close adjustments, and approximately 10.6 million shares of Arris’ common stock. In connection with the sale, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, including, among others, a patent infringement claim brought by TiVo relating to certain digital video recording equipment sold by Motorola. The TiVo claim was settled subsequent to our sale of the Motorola Home business.
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
Note 12. Stockholders’ Equity
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)

Risk-free interest rate	1.0%	N/A	1.0%	0.9%
Expected volatility	29%	N/A	29%	29%
Expected life (in years)	5.3	N/A	5.3	5.8
Dividend yield	0%	N/A	0%	0%
Weighted-average estimated fair value of options granted during the period	$193.80	N/A	$193.80	$214.39

There were no stock options granted during the three months ended June 30, 2013.

The following table summarizes the activities for our stock options for the six months ended June 30, 2013:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2012	8,551,395	$405.98
Granted	1,571	$723.25
Exercised	(1,875,010)	$316.82
Forfeited/canceled	(202,770)	$602.56
Balance as of June 30, 2013	6,475,186	$425.79	5.0	$2,943
Exercisable as of June 30, 2013	4,858,995	$377.95	4.1	$2,441
Exercisable as of June 30, 2013 and expected to vest thereafter (2)	6,276,395	$421.33	5.0	$2,881

(1)	The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $880.37 of our Class A common stock on June 28, 2013.

(2)	Options expected to vest reflect an estimated forfeiture rate.

The following table summarizes additional information regarding outstanding and vested and exercisable stock options as of June 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$3.75–$94.80	44,301	2.0	$64.93	43,991	$64.76
$117.84–$198.41	160,469	1.5	$179.32	160,469	$179.32
$205.96–$298.86	201,929	1.9	$276.01	201,929	$276.01
$300.97–$399.00	2,632,581	3.7	$309.77	2,548,204	$309.79
$401.78–$499.07	829,461	5.1	$443.02	756,336	$441.75
$501.27–$595.35	1,686,605	6.0	$537.22	976,092	$531.80
$601.17–$675.82	900,655	8.3	$628.54	170,103	$617.46
$723.25–$762.50	19,185	9.3	$759.29	1,871	$762.50
$3.75–$762.50	6,475,186	5.0	$425.79	4,858,995	$377.95
The above tables include approximately 1.0 million warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $423.48 and a weighted-average remaining life of 0.9 years.
During the six months ended June 30, 2013, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 467,448 at a total value of $205 million, or an average price of $439.60 per share, including an average premium of $3.00 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.
The total grant date fair value of stock options vested during the three and six months ended June 30, 2012 was $162 million and $288 million. The total grant date fair value of stock options vested during the three and six months ended June 30, 2013 was $74 million and $150 million. The aggregate intrinsic value of all stock options and warrants exercised during the three and six months ended June 30, 2012 was $68 million and $232 million. The aggregate intrinsic value of all stock options and warrants exercised during the three and six months ended June 30, 2013 was $712 million and $936 million. These amounts do not include the aggregate sales price of options sold under our TSO program.
As of June 30, 2013, there was $258 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.2 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested RSUs for the six months ended June 30, 2013:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2012	10,994,927	$566.32
Granted	4,764,095	$875.66
Vested	(2,574,082)	$559.88
Forfeited/canceled	(354,273)	$587.79
Unvested as of June 30, 2013	12,830,667	$682.01
Expected to vest after June 30, 2013 (1)	11,252,495	$682.01

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of June 30, 2013, there was $7.1 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
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
Note 13. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $1,933 million and $2,147 million as of December 31, 2012 and June 30, 2013. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1,749 million and $1,976 million as of December 31, 2012 and June 30, 2013. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Our provision for income taxes and effective tax rate increased from the three months ended June 30, 2012 to the three months ended June 30, 2013, due to the increase in our projected annual effective tax rate forecasted as of June 30, 2013 relative to our projected annual effective tax rate forecasted as of March 31, 2013, primarily as a result of a shift in projected mix of income to countries that have higher statutory tax rates.  The projected mix of income between jurisdictions of varying tax rates as of June 30, 2013 is consistent with our operations in 2012. Our provision for income taxes and effective tax rate decreased from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily as a result of a discrete tax benefit related to the federal research and development credit recognized in the first quarter of 2013. This discrete tax benefit was as a result of a retroactive extension of the federal research and development credit in accordance with the American Taxpayer Act of 2012, which was signed into law on January 2, 2013.

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

Note 14. Information about Segments and Geographic Areas
Subsequent to the completion of our sale of the Motorola Home segment on April 17, 2013, we operate in the following two segments:

•	Google - includes our advertising and other non-advertising businesses

•	Motorola Mobile - includes our mobile devices business acquired from Motorola
Our chief operating decision makers do not evaluate operating segments using asset information.
The following table sets forth revenues and operating income (loss) by operating segment (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013

Google:
Revenues	$10,964	$13,107	$21,609	$26,058
Income from operations	3,988	4,208	7,933	8,611
Motorola Mobile:
Revenues	843	998	843	2,016
Loss from operations	(49)	(218)	(49)	(397)
A reconciliation of the total segment income from operations to the consolidated income from operations is as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013

Total segment income from operations	$3,939	$3,990	$7,884	$8,214
Unallocated items	(702)	(867)	(1,258)	(1,614)
Consolidated income from operations	$3,237	$3,123	$6,626	$6,600
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
Revenues by geography are based on the billing addresses of our customers for the Google segment and the ship-to-addresses of our customers for the Mobile segment. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Revenues:
United States	$5,399	$6,366	$10,273	$12,697
United Kingdom	1,178	1,326	2,328	2,724
Rest of the world	5,230	6,413	9,851	12,653
Total revenues	$11,807	$14,105	$22,452	$28,074

	As of December 31, 2012	As of June 30, 2013
		(unaudited)
Long-lived assets(1):
United States	$20,985	$20,980
International	12,359	13,341
Total long-lived assets	$33,344	$34,321

(1) Includes Motorola Home segment as of December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Overview
Google is a global technology leader focused on improving the ways people connect with information. We aspire to build products and provide services that improve the lives of billions of people globally. Our mission is to organize the world’s information and make it universally accessible and useful. Our innovations in web search and advertising have made our website a top internet property and our brand one of the most recognized in the world. Our Google segment generates revenues primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program to promote their products and services with targeted advertising. In addition, the third parties that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenues and enhance the user experience.
Our Motorola Mobile business is focused on mobile wireless devices and related products and services and generates revenues primarily by selling hardware products.
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

Our users are increasingly connected to the internet and using multiple devices to access our products and services, a trend that has increased our global search queries and changed our platform mix. We expect that our revenue growth rate will continue to be affected by evolving consumer preferences, as well as by advertising trends, the acceptance by users of our products and services as they are delivered on diverse devices, and our ability to create a seamless experience for both users and advertisers in this multi-screen environment.
The main focus of our advertising programs is to help businesses reach people in the moments that matter across all devices with smarter ads that are relevant to their intent and context, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and our Google Network Members’ websites. These steps include not displaying ads that generate low click-through rates or that send users to irrelevant or otherwise low quality websites, updating our advertising policies and ensuring their compliance, and terminating our relationships with those Google Network Members whose websites do not meet our quality requirements. We may also continue to take steps to reduce the number of accidental clicks by our users. These steps could negatively affect the growth rate of our revenues.
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
We conduct our Motorola Mobile business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles, consumer loyalty and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, changes in economic conditions, supply chain interruptions or other factors, can introduce volatility into our businesses. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world.
From an overall business perspective, we continue to invest aggressively in areas of strategic focus, our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring for the remainder of 2013 and provide competitive compensation programs for our employees. Our full-time employee headcount was 54,604 (including 15,149 headcount from Motorola Mobile and 5,144 from Motorola Home) at June 30, 2012, and 44,777 (which includes 4,599 headcount from Motorola Mobile) at June 30, 2013. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, manufacturing and inventory-related costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.
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
Results of Operations
We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). In December 2012, we entered into an agreement for the disposition of the Motorola Home segment, and, consequently, the related financial results are presented as net income (loss) from discontinued operations in the Consolidated Statements of Income. In April 2013, we completed the sale of the Motorola Home segment.
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

The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	92.9%	92.9%	96.2%	92.8%
Motorola Mobile (hardware and other)	7.1	7.1	3.8	7.2
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenues—Google (advertising and other)	33.7	36.8	34.6	36.8
Cost of revenues—Motorola Mobile (hardware and other)	5.9	6.2	3.1	6.0
Research and development	13.0	14.1	13.3	13.6
Sales and marketing	12.0	12.3	11.9	11.8
General and administrative	8.0	8.5	7.6	8.3
Total costs and expenses	72.6	77.9	70.5	76.5
Income from operations	27.4	22.1	29.5	23.5
Interest and other income, net	2.1	1.8	1.8	1.4
Income from continuing operations before income taxes	29.5	23.9	31.3	24.9
Provision for income taxes	5.5	5.8	5.8	4.0
Net income from continuing operations	24.0	18.1	25.5	20.9
Net income (loss) from discontinued operations	(0.4)	4.8	(0.2)	2.5
Net income	23.6%	22.9%	25.3%	23.4%
Revenues
The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Google
Advertising revenues:
Google websites	$7,542	$8,868	$14,854	$17,508
Google Network Members' websites	2,983	3,193	5,896	6,455
Total advertising revenues	10,525	12,061	20,750	23,963
Other revenues	439	1,046	859	2,095
Total Google revenues (advertising and other)	10,964	13,107	21,609	26,058
Motorola Mobile
Total Motorola Mobile revenues (hardware and other)	843	998	843	2,016
Total revenues	$11,807	$14,105	$22,452	$28,074

The following table presents our revenues, by segment, as a percentage of total revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Google (advertising and other)	92.9%	92.9%	96.2%	92.8%
Motorola Mobile (hardware and other)	7.1	7.1	3.8	7.2
Total revenues	100%	100%	100%	100%
The following table presents our Google revenues, by revenue source, as a percentage of total Google revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Advertising revenues:
Google websites	68.8%	67.6%	68.7%	67.2%
Google Network Members’ websites	27.2	24.4	27.3	24.8
Total advertising revenues	96.0	92.0	96.0	92.0
Google websites as % of advertising revenues	71.7	73.5	71.6	73.1
Google Network Members’ websites as % of advertising revenues	28.3	26.5	28.4	26.9
Other revenues	4.0%	8.0%	4.0%	8.0%
Our Google revenues increased $2,143 million and $4,449 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. This increase resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites and an increase in other revenues driven by higher sales related to digital content and hardware products. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic including mobile queries, certain monetization improvements including new and richer ad formats, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members, partially offset by certain advertising policy changes. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the changes in platform mix due to traffic growth in mobile devices, where the average cost-per-click is typically lower compared to desktop computers and tablets, the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower compared to more mature markets, and the general strengthening of the U.S. dollar compared to certain foreign currencies. These decreases were partially offset by the revenue shift mix between Google websites and Google Network Members' websites and certain advertising policy changes.
Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 23% from the three months ended June 30, 2012 to the three months ended June 30, 2013 and 21% from the six months ended June 30, 2012 to six months ended June 30, 2013. Average cost-per-click on Google websites and Google Network Members’ websites decreased approximately 6% from the three months ended June 30, 2012 to the three months ended June 30, 2013 and 5% from the six months ended June 30, 2012 to six months ended June 30, 2013. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels, also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.
Improvements in our ability to monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google

Network Members’ websites they visit. For instance, these improvements include displaying advertiser-nominated images that are relevant to the user query and creating a more engaging user shopping experience by enhancing search ads to include richer product information, such as product image, price, and merchant name.
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
Our Motorola Mobile revenues increased $155 million and $1,173 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. The increase was primarily because approximately one month's results were included in the three and six months ended June 30, 2012 while full periods' results were included in the three and six months ended June 30, 2013. This increase was partially offset by the impact of our restructuring activities aimed at simplifying our Motorola Mobile product portfolio.

Revenues by Geography
The following table presents our Google domestic and international revenues as a percentage of Google revenues, determined based on the billing addresses of our customers for our Google segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
United States	46%	45%	46%	45%
United Kingdom	11%	10%	11%	10%
Rest of the world	43%	45%	43%	45%
The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers for our Google segment, and ship-to addresses of our customers for our Motorola Mobile segment:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
United States	46%	45%	46%	45%
United Kingdom	10%	9%	10%	10%
Rest of the world	44%	46%	44%	45%
The growth in revenues from the rest of the world (other than the United Kingdom) as a percentage of Google and consolidated revenues from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 resulted largely from increased acceptance of our advertising programs, and our continued progress in developing localized version of our products for the international markets, partially offset by a general strengthening of the U.S. dollar compared to foreign currencies (primarily the Japanese yen and the Brazilian real).
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Japanese yen and the British pound) from the three months ended June 30, 2012 to the three months ended June 30, 2013 had an unfavorable impact on our consolidated international revenues. Had foreign exchange rates remained constant in these periods, our consolidated revenues from the United Kingdom would have been $48 million, or 3.7% higher and our revenues from the rest of the world would have been approximately $179 million, or 2.8%, higher in the three months ended June 30, 2013. This is before consideration of hedging gains of $24 million and $11 million recognized to revenues from the United Kingdom and the rest of the world in the three months ended June 30, 2013.
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Japanese yen and the Brazilian real) from the six months ended June 30, 2012 to the six months ended June 30, 2013 had an unfavorable impact on our consolidated international revenues. Had foreign exchange rates remained constant in these periods, our consolidated revenues from the United Kingdom would have been $53 million, or 2.0%, higher and our revenues from the rest of the world would have been approximately $305 million, or 2.4%, higher in the six months ended June 30, 2013. This is before consideration of hedging gains of $44 million and $26 million recognized to revenues from the United Kingdom and the rest of the world in the six months ended June 30, 2013.

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
Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, hardware inventory costs, credit card and other transaction fees related to processing customer transactions, amortization of acquisition-related intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. We also license content on the pages of our web sites from which the content is sold and share most of the fees these sales generate with content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or on a straight-line basis, whichever is greater, over the terms of the agreements.
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
The following tables present our cost of revenues and cost of revenues as a percentage of revenues by segment, and our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues in the Google segment, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Cost of revenues – Google (advertising and other)	$3,984	$5,195	$7,773	$10,331
Cost of revenues – Motorola Mobile (hardware and other)	693	868	693	1,676
Total cost of revenues	$4,677	$6,063	$8,466	$12,007
Cost of revenues – Google (advertising and other) as a percentage of Google revenues	36.3%	39.6%	36.0%	39.6%
Cost of revenues – Motorola Mobile (hardware and other) as a percentage of Motorola Mobile revenues	82.2%	87.0%	82.2%	83.1%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$2,093	$2,307	$4,135	$4,589
Traffic acquisition costs related to distribution arrangements	507	706	975	1,386
Traffic acquisition costs	$2,600	$3,013	$5,110	$5,975
Traffic acquisition costs as a percentage of advertising revenues	24.7%	25.0%	24.6%	24.9%
Cost of revenues from Google increased $1,211 million and $2,558 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. The increase was primarily related to a $798 million and $1,693 million increase in other costs of revenues attributable to increases in data center costs, hardware inventory costs, revenue share payments to mobile carriers, and content acquisition costs from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. The remaining increase was due to increase in traffic acquisition costs of $413 million and $865 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013 resulting from more distribution fees paid, more advertiser fees generated through our AdSense program, as well as more traffic directed to our websites.

Cost of revenues from Motorola Mobile increased $175 million and $983 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. The increase was primarily due to approximately one month of results being included in the three and six months ended June 30, 2012 while full period results were included in the three and six months ended June 30, 2013. This increase was partially offset by the impact of our restructuring activities aimed at simplifying our Motorola Mobile product portfolio.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods, primarily as a result of increases in traffic acquisition costs, data center costs, hardware inventory costs, manufacturing and inventory-related costs, content acquisition costs, credit card and other transaction fees, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

•
The relative growth rates of expenses associated with distribution arrangements and the related revenues generated, including whether we share with certain existing and new distribution partners, proportionately more of the aggregate advertising fees that we earn from paid clicks derived from search queries these partners direct to our websites.

Research and Development
The following table presents our research and development expenses, and research and development expenses as a percentage of total revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Research and development expenses	$1,538	$1,987	$2,979	$3,824
Research and development expenses as a percentage of total revenues	13.0%	14.1%	13.3%	13.6%

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development of new and existing products and services, as well as depreciation and equipment-related costs. We expense research and development costs as incurred.
Research and development expenses for Google increased $324 million from the three months ended June 30, 2012 to the three months ended June 30, 2013. The increase was primarily due to an increase in labor and facilities-related costs of $147 million, largely as a result of an 18% increase in research and development headcount, an increase in stock-based compensation expense of $122 million, and an increase in depreciation and equipment-related expense of $65 million.
Research and development expenses for Google increased $500 million from the six months ended June 30, 2012 to the six months ended June 30, 2013. The increase was primarily due to an increase in labor and facilities-related costs of $247 million, largely as a result of an 18% increase in research and development headcount, an increase in stock-based compensation expense of $161 million, and an increase in depreciation and equipment-related expense of $98 million.
Research and development expenses for Motorola Mobile increased $125 million and $345 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. The increase was primarily due to approximately one month of results included in the three and six months ended June 30, 2012 compared to a full period of results included in the three and six months ended June 30, 2013. This increase was partially offset by the impact of our restructuring activities aimed at simplifying our Motorola Mobile product portfolio.
We expect that research and development expenses will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods because we expect to continue to invest in building the necessary employee and system infrastructure required to support the development of new, and to improve existing, products and services.
Sales and Marketing
The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of total revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Sales and marketing expenses	$1,413	$1,735	$2,682	$3,321
Sales and marketing expenses as a percentage of total revenues	12.0%	12.3%	11.9%	11.8%
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.
Sales and marketing expenses for Google increased $297 million from the three months ended June 30, 2012 to the three months ended June 30, 2013. The increase was primarily due to an increase in advertising and promotional expenses of $146 million, as well as an increase in labor and facilities-related costs of $71 million, largely as a result of a 15% increase in sales and marketing headcount. In addition, there was an increase in stock-based compensation expense of $24 million.
Sales and marketing expenses for Google increased $463 million from the six months ended June 30, 2012 to the six months ended June 30, 2013. The increase was primarily due to an increase in advertising and promotional expenses of $195 million, as well as an increase in labor and facilities-related costs of $145 million, largely as a result of a 15% increase in sales and marketing headcount. In addition, there was an increase in stock-based compensation expense of $45 million.
Sales and marketing expenses for Motorola Mobile increased $25 million and $176 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. The increase was primarily due to approximately one month of results included in the three and six months ended June 30, 2012 compared to a full period of results included in the three and six months ended June 30, 2013. This increase was partially offset by the impact of our restructuring activities aimed at simplifying our Motorola Mobile product portfolio.

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
General and Administrative
The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of total revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
General and administrative expenses	$942	$1,197	$1,699	$2,322
General and administrative expenses as a percentage of total revenues	8.0%	8.5%	7.6%	8.3%
General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology, and legal organizations, and fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services. General and administrative expenses also include amortization of certain acquisition-related intangible assets.
General and administrative expenses from Google increased $282 million from the three months ended June 30, 2012 to three months ended June 30, 2013. The increase was primarily due to an increase in labor and facilities-related costs of $84 million, largely as a result of a 13% increase in general and administrative headcount, as well as an increase in depreciation and equipment-related expense of $79 million. In addition, there was an increase in amortization of acquisition-related intangible assets of $63 million.
General and administrative expenses from Google increased $540 million from the six months ended June 30, 2012 to six months ended June 30, 2013. The increase was primarily due to an increase in labor and facilities-related costs of $183 million, largely as a result of a 13% increase in general and administrative headcount, as well as an increase in amortization of intangible assets of $157 million. In addition, there was an increase in depreciation and equipment-related expense of $119 million.
General and administrative expenses from Motorola Mobile decreased $27 million and increased $83 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. These results were primarily due to approximately one month of results included in the three and six months ended June 30, 2012 compared to a full period of results included in the three and six months ended June 30, 2013. This change was impacted by our restructuring activities aimed at simplifying our Motorola Mobile product portfolio.
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
Stock-Based Compensation
The following table presents our stock-based compensation, and stock-based compensation as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Stock-based compensation	$635	$783	$1,191	$1,480
Stock-based compensation as a percentage of total revenues	5.4%	5.6%	5.3%	5.3%

Stock-based compensation increased $148 million and $289 million from the three and six months ended June 30, 2012 to the three and six months ended June 30, 2013. This increase was primarily due to additional stock awards issued to existing and new employees.
We estimate stock-based compensation to be approximately $3.2 billion in 2013 and $5.6 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after June 30, 2013 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Interest and Other Income, Net
Interest and other income, net, decreased $6 million from the three months ended June 30, 2012 to the three months ended June 30, 2013. This decrease was primarily driven by a $219 million decrease in gain on divestiture of businesses, partially offset by a decrease in foreign exchange currency losses of $101 million and an increase in realized gains on available-for-sale investments of $89 million.
Interest and other income, net, decreased $28 million from the six months ended June 30, 2012 to the six months ended June 30, 2013. This decrease was primarily driven by a $245 million decrease in gain on divestiture of businesses, partially offset by a decrease in foreign exchange currency losses of $174 million and an increase in realized gains on available-for-sale investments of $29 million.
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
Provision for Income Taxes
The following table presents our provision for income taxes, and the effective tax rate for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2013	2012	2013
	(unaudited)
Provision for income taxes	$657	$816	$1,312	$1,103
Effective tax rate	18.8%	24.2%	18.6%	15.8%

Our provision for income taxes and effective tax rate increased from the three months ended June 30, 2012 to the three months ended June 30, 2013, due to the increase in our projected annual effective tax rate forecasted as of June 30, 2013 relative to our projected annual effective tax rate forecasted as of March 31, 2013, primarily as a result of a shift in projected mix of income to countries that have higher statutory tax rates.  The projected mix of income between jurisdictions of varying tax rates as of June 30, 2013 is consistent with our operations in 2012.

Our provision for income taxes and effective tax rate decreased from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily as a result of a discrete tax benefit related to the federal research and development credit recognized in the first quarter of 2013.  This discrete tax benefit was as a result of a retroactive extension of the federal research and development credit in accordance with the American Taxpayer Act of 2012, which was signed into law on January 2, 2013.
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
Net Income (Loss) from Discontinued Operations
On April 17, 2013, we completed the sale of the Motorola Home segment to Arris and certain other persons for consideration of approximately $2,238 million in cash, approximately $150 million of receivables related to certain post-close adjustments which are subject to change, and approximately $175 million in Arris' common stock of 10.6 million shares. Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris. Additionally, in connection with the sale, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, for which we recorded an indemnification liability of $175 million.
The sale resulted in a net gain of $747 million, which was presented as part of net income from discontinued operations in the Consolidated Statements of Income in the second quarter of 2013. This gain was a result of a combination of favorable market conditions for Motorola Home and its public comparables at the time of sale along with an effective auction process.
The following table presents financial results of the Motorola Home segment included in net income (loss) from discontinued operations for the three and six months ended June 30, 2012 and 2013 (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013 (1)	2012	2013 (2)
Revenues	$407	$66	$407	$804

Loss from discontinued operations before income taxes	(33)	(114)	(33)	(67)
Benefits from (provision for) income taxes	(15)	41	(15)	16
Gain on disposal	0	747	0	747
Net income (loss) from discontinued operations	$(48)	$674	$(48)	$696

(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from April 1, 2013 through the date of divestiture.

(2) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through the date of divestiture.

Liquidity and Capital Resources

At June 30, 2013, we had $54.4 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market fund and other funds, including cash collateral received related to our security lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, U.S. municipal bonds, corporate debt securities, mortgage-backed securities, asset-backed securities, and marketable equity securities.
At June 30, 2013, $33.9 billion of the $54.4 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Our intent is to indefinitely reinvest these funds outside of the U.S. to support our foreign operations and our current plans do not demonstrate a need to repatriate these funds to support our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At June 30, 2013, we had unused letters of credit for approximately $141 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2013, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that mature at various dates through 2013. Average commercial paper borrowings during the quarter were $2.0 billion and the maximum amount outstanding during the quarter was $2.0 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2013, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. In May 2013, we reclassified the first tranche of the $1.0 billion unsecured senior notes due in May 2014 as short-term debt. We plan to issue $1.0 billion of long-term debt when this note matures in 2014. As of June 30, 2013, the total carrying value and estimated fair value of these three notes were $3.0 billion and $3.1 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of June 30, 2013. We are not subject to any financial covenants under the notes.

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	June 30,
	2012	2013
	(unaudited)
Net cash provided by operating activities	$7,946	$8,338
Net cash used in investing activities	(4,235)	(6,244)
Net cash provided by (used in) financing activities	1,869	(622)
Cash Provided by Operating Activities
Our largest source of cash provided by operating cash flows is advertising revenues generated by Google websites and Google Network Members' websites. We also generate cash from the sale of our hardware products, primarily from Motorola Mobile. Our primary uses of cash from operating activities include payments to our Google Network Members and distribution partners, which are based on the revenue share or fixed fee arrangements, as well as payments for manufacturing and inventory-related costs primarily for Motorola Mobile. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures and income taxes.
Cash provided by operating activities consist of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, deferred income taxes, excess tax benefits from stock-based award activities, as well as the effect of changes in working capital and other activities.
The adjustments for the non-cash items increased from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily due to an increase in stock-based compensation expense as a result of additional equity awards granted in 2013 and overall higher stock price, an increase in depreciation and amortization expense on property and equipment due to increased capital expenditures and a change in our estimated useful lives of certain real estate assets during the current quarter, and an increase in amortization of intangible and other assets primarily due to the amortization of acquisition-related intangible assets in connection with the Motorola acquisition. These increases are partially offset by the gain on the divestiture of various businesses, majority of which was the gain related to the sale of our Home division and an increase in excess tax benefit from stock-based award activities primarily due to higher average stock price. In addition, the net decrease in cash from changes in working capital activities from the six months ended June 30, 2012 to the six months ended June 30, 2013 primarily consisted of an increase in income taxes and an increase in inventories, partially offset by a decrease in prepaid revenue share, expenses and other assets.

Cash Used In Investing Activities
Cash provided by or used in investing activities primarily consist of purchases, maturities, and sales of marketable securities, acquisitions of businesses and intangible assets, divestiture of businesses, and purchases of property and equipment. In addition, cash provided by or used in investing activities include our investments in reverse repurchase agreements and the cash collateral received or returned from our securities lending program.
Cash used in investing activities increased from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily attributable to an increase in purchases of marketable securities during the first six months of 2013 compared to the first six months of 2012, a decrease in maturities and sales of marketable securities, and, to a lesser extent, an increase in capital expenditures primarily related to our production equipment, data centers, and facilities. This increase was offset by lower spend related to acquisitions, an increase in proceeds received from divestiture of businesses, and an increase in cash collateral received in connection with our securities lending program. See Notes 3 and 6 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our securities lending program and acquisitions.
In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we expect to make significant investments in production equipment, our systems, data centers, corporate facilities, and information technology infrastructure in 2013 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.
In addition, we expect to continue to spend cash on acquisitions and other investments from time to time. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.
Cash Provided by (Used In) Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from issuance or repayments of short-term debt under our commercial paper program and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash used in financing activities increased from the six months ended June 30, 2012 to the six months ended June 30, 2013, primarily driven by an increase in net payments of short-term debt issued under our commercial paper program and, to a lesser extent, an increase in net payments for stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $2.3 billion as of June 30, 2013 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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

Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and development tax credits. The effective tax rates were 18.8%, and 24.2% for three months ended June 30, 2012 and 2013 and 18.6% and 15.8% for six months ended June 30, 2012 and 2013. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $50 million lower at June 30, 2013, and the total amount of expense recorded as interest and other income, net, would have been approximately $117 million higher at June 30, 2013. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.3 billion higher at June 30, 2013, and the total amount of expense recorded as interest and other income, net, would have been approximately $129 million higher at June 30, 2013. The impact in AOCI would offset our hedged exposures as they occur.

In addition, we use foreign exchange forward contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the local currency of the subsidiary. These forward contracts reduce, but do not entirely eliminate the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in interest and other income, net, which are offset by the gains and losses on the forward contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $146 million at June 30, 2013. The adverse impact at June 30, 2013 is after consideration of the offsetting effect of approximately $755 million from foreign exchange contracts in place for the month of June 30, 2013. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

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
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points)

increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.3 billion at June 30, 2013.
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
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting interest swaps of approximately $98 million at June 30, 2013, which would offset our hedged exposure on interest rates.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on Effectiveness of Controls and Procedures
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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
The number of people who access the internet through devices other than personal computers, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, is increasing dramatically. The lower resolution, functionality, and memory associated with some alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. In addition, search queries are increasingly being undertaken via “apps” tailored to particular devices or social media platforms, which could affect our share of the search market over time. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services. We expect to continue to devote significant resources to the creation, support, and maintenance of products and services across multiple platforms. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices and platforms, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment.
We generate a significant portion of our revenues from advertising, and a reduction in spending by or loss of advertisers could seriously harm our business.
We generated 95% of Google revenues from our advertisers in 2012 and 92% in the six months ended June 30, 2013. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.
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
Our revenue growth rate could decline over time as a result of a number of factors, including as a result of:
•increasing competition,

•
changes in our product mix, including a significant increase in mobile search queries and a deceleration in the growth of desktop queries if monetization stays at current levels, and how users make queries and act on them,

•	the challenges in maintaining our growth rate as our revenues increase to higher levels,

•	the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate and

•	the success of our investments in new business strategies, products, services, and technologies.
The revenue growth rate of our Motorola Mobile segment will also depend on a number of factors, including the success of the new products we plan to introduce, our reliance on several large customers, the absence of long-term exclusivity arrangements with such customers, our ability to gain significant market share in the mobile devices space, our reliance on third-party distributors, representatives and retailers to sell certain of its products and the successful implementation of our product and operating system strategies. Furthermore, consolidation in the telecommunications industry could negatively impact our business because there would be fewer network operators and it could be more difficult to replace any lost customers. Any of these factors could have a negative impact on our Motorola Mobile segment and have an adverse effect on our consolidated financial results.
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

Furthermore, many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have also been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Moreover, current U.S. patent laws and the patent laws in the European Union may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.
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
We host and provide a wide variety of services and products that enable users to exchange information, advertise products and services, conduct business, and engage in various online activities both domestically and internationally. The law relating to the liability of providers of these online services and products for activities of their users is still somewhat unsettled both within the U.S. and internationally. Claims have been threatened and have been brought against us for defamation, negligence, breaches of contract, copyright or trademark infringement, unfair competition, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that we publish or to which we provide links or that may be posted online or generated by us or by third parties, including our users. In addition, we are and have been and may again in the future be subject to domestic or international actions alleging that certain content we have generated or third-party content that we have made available within our services violates U.S. and non-U.S. law.
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

From time to time, concerns have been expressed about whether our products, services, or processes compromise the privacy of users and others. Concerns about our practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage our reputation and adversely affect our operating results.

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
“Web spam” refers to websites that attempt to violate a search engine's quality guidelines or that otherwise seek to rank higher in search results than a search engine's assessment of their relevance and utility would rank them. Although English-language web spam in our search results has been significantly reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek ways to improve their rankings inappropriately. We continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. We face challenges from low-quality and irrelevant content websites, including “content farms”, which are websites that generate large quantities of low-quality content to help them improve their search rankings. We are continually launching algorithmic changes focused on low-quality websites. If web spam and content farms continue to increase on Google, this could hurt our reputation for delivering relevant information or reduce user traffic to our websites. In addition, as we continue to take actions to improve our search quality and reduce low-quality content, this may in the short run reduce our AdSense revenues, since some of these websites are AdSense partners.
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
Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 55% of our consolidated revenues in the six months ended June 30, 2013, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

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

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects, including new business strategies and new products, services, technologies and acquisitions.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources.
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
The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from July 1, 2012 through June 30, 2013, the closing price of our Class A common stock ranged from $570.48 per share to $915.89 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

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

In addition, we have announced the intention of our board of directors to consider a distribution of shares of our non-voting Class C capital stock as a dividend to our holders of Class A and Class B common stock - effectively a two-for-one stock split. We recently entered into a memorandum of understanding (MOU) with the plaintiffs in pending litigation involving the authorization of the Class C capital stock. The MOU is intended to be the basis for a settlement of the litigation, subject to stockholder review and court approval.
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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of June 30, 2013, Larry, Sergey, and Eric beneficially owned approximately 92.2% of our outstanding Class B common stock, representing approximately 63.1% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey's current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

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
Results of Google’s Transferable Stock Option (TSO) Program
Under our TSO program, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options using the traditional method and then selling the underlying shares. The following table provides information with respect to sales by our employees of TSOs during the three months ended June 30, 2013 (unaudited):

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)
April 1-30	51,487	$21,163	$204	$401.03	$411.05	$3.97
May 1-31	125,600	64,126	119	364.42	510.56	0.95
June 1-30	0	0	0	0	0	0
Total (except weighted-average per share amounts)	177,087	$85,289	$323	$375.07	$481.63	$1.83

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
In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt). The following table provides information with respect to sales by our executive officers of TSOs during the three months ended June 30, 2013 (unaudited):

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Patrick Pichette	6,448	$2,167	$35
Nikesh Arora	712	382	0
Total	7,160	$2,549	$35

ITEM 6.	EXHIBITS
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

GOOGLE INC.
Date: July 25, 2013	By:		/s/ PATRICK PICHETTE
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