Form 10-Q
period 2013-09-30
Google Inc.
filed 2013-10-24
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 17, 2013, there were 276,721,703 shares of Google’s Class A common stock outstanding and 57,365,706 shares of Google’s Class B common stock outstanding.

Google Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2013

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

•
our plans to continue to invest in new businesses, products and technologies, systems, facilities, and infrastructure, to increase our hiring and provide competitive compensation programs, as well as to continue our current pace of acquisitions;

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

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation about our board of directors’ intention to declare a dividend of shares of the new Class C capital stock, as well as the timing of that dividend, if declared and paid;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	our continued investments in international markets;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements; and

•	fluctuations in our capital expenditures;
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
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2012	As of September 30, 2013
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,778	$15,242
Marketable securities	33,310	41,281
Total cash, cash equivalents, and marketable securities (including securities loaned of $3,160 and $5,103)	48,088	56,523
Accounts receivable, net of allowance of $581 and $486	7,885	7,921
Inventories	505	235
Receivable under reverse repurchase agreements	700	100
Deferred income taxes, net	1,144	1,154
Income taxes receivable, net	0	571
Prepaid revenue share, expenses and other assets	2,132	2,354
Total current assets	60,454	68,858
Prepaid revenue share, expenses and other assets, non-current	2,011	1,784
Non-marketable equity investments	1,469	1,843
Property and equipment, net	11,854	14,867
Intangible assets, net	7,473	6,290
Goodwill	10,537	11,426
Total assets	$93,798	$105,068
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,012	$2,124
Short-term debt	2,549	3,009
Accrued compensation and benefits	2,239	1,999
Accrued expenses and other current liabilities	3,258	3,071
Accrued revenue share	1,471	1,472
Securities lending payable	1,673	1,893
Deferred revenue	895	907
Income taxes payable, net	240	0
Total current liabilities	14,337	14,475
Long-term debt	2,988	2,238
Deferred revenue, non-current	100	125
Income taxes payable, non-current	2,046	2,434
Deferred income taxes, net, non-current	1,872	2,097
Other long-term liabilities	740	710
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 12,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000); 329,979 (Class A 267,448, Class B 62,531) and par value of $330 (Class A $267, Class B $63) and 334,157 (Class A 276,681, Class B 57,476) and par value of $334 (Class A $277, Class B $57) shares issued and outstanding	22,835	25,004
Class C capital stock, $0.001 par value per share: 3,000,000 shares authorized; no shares issued and outstanding	0	0
Accumulated other comprehensive income	538	99
Retained earnings	48,342	57,886
Total stockholders’ equity	71,715	82,989
Total liabilities and stockholders’ equity	$93,798	$105,068
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Revenues:
Google (advertising and other)	$11,526	$13,754	$33,135	$39,812
Motorola Mobile (hardware and other)	1,778	1,139	2,621	3,155
Total revenues	13,304	14,893	35,756	42,967
Costs and expenses:
Cost of revenues - Google (advertising and other) (1)	4,440	5,409	12,213	15,740
Cost of revenues - Motorola Mobile (hardware and other) (1)	1,515	1,004	2,208	2,680
Research and development (1)	1,879	2,017	4,858	5,841
Sales and marketing (1)	1,710	1,806	4,392	5,127
General and administrative (1)	1,020	1,213	2,719	3,535
Total costs and expenses	10,564	11,449	26,390	32,923
Income from operations	2,740	3,444	9,366	10,044
Interest and other income, net	65	24	474	405
Income from continuing operations before income taxes	2,805	3,468	9,840	10,449
Provision for income taxes	647	513	1,959	1,616
Net income from continuing operations	2,158	2,955	7,881	8,833
Net income (loss) from discontinued operations	18	15	(30)	711
Net income	$2,176	$2,970	$7,851	$9,544
Net income (loss) per share of Class A and Class B common stock - basic:
Continuing operations	$6.59	$8.86	$24.14	$26.59
Discontinued operations	0.05	0.04	(0.09)	2.14
Net income (loss) per share of Class A and Class B common stock - basic	$6.64	$8.90	$24.05	$28.73
Net income (loss) per share of Class A and Class B common stock - diluted:
Continuing operations	$6.48	$8.71	$23.78	$26.13
Discontinued operations	0.05	0.04	(0.09)	2.10
Net income (loss) per share of Class A and Class B common stock - diluted	$6.53	$8.75	$23.69	$28.23

Shares used in per share calculation - basic	327,785	333,616	326,452	332,183
Shares used in per share calculation - diluted	333,314	339,235	331,414	338,078
______________________
(1) Includes stock-based compensation expense as follows:
Cost of revenues - Google (advertising and other)	$103	$133	$259	$342
Cost of revenues - Motorola Mobile (hardware and other)	6	4	10	14
Research and development	373	453	961	1,235
Sales and marketing	152	160	367	419
General and administrative	116	136	344	356
	$750	$886	$1,941	$2,366
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Net income	$2,176	$2,970	$7,851	$9,544
Other comprehensive income (loss):
Change in foreign currency translation adjustment	220	261	(98)	57
Available-for-sale investments:
Change in net unrealized gains (losses)	198	257	408	(402)
Reclassification adjustment for net (gains) losses included in net income	(21)	21	(169)	(133)
Net change (net of tax effect of $73, $31, $83, and $208)	177	278	239	(535)
Cash flow hedges:
Change in net unrealized gains (losses)	(74)	(28)	65	97
Less: reclassification adjustment for net (gains) losses included in net income	(39)	(14)	(114)	(58)
Net change (net of tax effect of $67, $24, $29, and $23)	(113)	(42)	(49)	39
Other comprehensive income (loss)	284	497	92	(439)
Comprehensive income	$2,460	$3,467	$7,943	$9,105
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2012	2013
	(unaudited)
Operating activities
Net income	$7,851	$9,544
Adjustments:
Depreciation and amortization of property and equipment	1,358	2,024
Amortization of intangible and other assets	651	879
Stock-based compensation expense	1,976	2,441
Excess tax benefits from stock-based award activities	(113)	(302)
Deferred income taxes	23	125
Gain on divestiture of businesses	(188)	(705)
Other	(24)	44
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(228)	(454)
Income taxes, net	1,336	(79)
Inventories	188	(46)
Prepaid revenue share, expenses and other assets	(1,215)	(149)
Accounts payable	(274)	285
Accrued expenses and other liabilities	484	(270)
Accrued revenue share	(57)	8
Deferred revenue	182	76
Net cash provided by operating activities	11,950	13,421
Investing activities
Purchases of property and equipment	(2,253)	(5,103)
Purchases of marketable securities	(24,246)	(31,746)
Maturities and sales of marketable securities	29,800	23,241
Investments in non-marketable equity investments	(246)	(471)
Cash collateral related to securities lending	(321)	220
Investments in reverse repurchase agreements	195	600
Proceeds from divestiture of businesses	201	2,525
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(10,672)	(1,328)
Net cash used in investing activities	(7,542)	(12,062)
Financing activities
Net payments related to stock-based award activities	(189)	(637)
Excess tax benefits from stock-based award activities	113	302
Proceeds from issuance of debt, net of costs	12,125	8,350
Repayments of debt	(10,128)	(8,904)
Net cash provided by (used in) financing activities	1,921	(889)
Effect of exchange rate changes on cash and cash equivalents	(52)	(6)
Net increase in cash and cash equivalents	6,277	464
Cash and cash equivalents at beginning of period	9,983	14,778
Cash and cash equivalents at end of period	$16,260	$15,242

Supplemental disclosures of cash flow information
Cash paid for taxes	$1,684	$1,304
Cash paid for interest	$38	$36
Non-cash investing and financing activities:
Receipt of Arris shares in connection with divestiture of Motorola Home	$0	$175
Fair value of stock-based awards assumed in connection with acquisition of Motorola	$41	$0
Property under capital lease	$0	$258
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
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of September 30, 2013, the Consolidated Statements of Income for the three and nine months ended September 30, 2012 and 2013, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and 2013, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2013 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2013, our results of operations for the three and nine months ended September 30, 2012 and 2013, and our cash flows for the nine months ended September 30, 2012 and 2013. The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the year ending December 31, 2013.
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
In the second quarter of 2013, we revised the estimated useful lives of certain types of property and equipment which resulted in an additional depreciation expense of $48 million and $169 million during the three and nine months ended September 30, 2013.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2012		2013		2012		2013
	(unaudited)
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$1,732	$426	$2,438	$517	$6,293	$1,588	$7,237	$1,596
Allocation of undistributed earnings - discontinued operations	14	4	12	3	(24)	(6)	582	129
Total	$1,746	$430	$2,450	$520	$6,269	$1,582	$7,819	$1,725
Denominator
Number of shares used in per share computation	263,086	64,699	275,237	58,379	260,666	65,786	272,150	60,033
Basic net income (loss) per share:
Continuing operations	$6.59	$6.59	$8.86	$8.86	$24.14	$24.14	$26.59	$26.59
Discontinued operations	0.05	0.05	0.04	0.04	(0.09)	(0.09)	2.14	2.14
Basic net income per share	$6.64	$6.64	$8.90	$8.90	$24.05	$24.05	$28.73	$28.73
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$1,732	$426	$2,438	$517	$6,293	$1,588	$7,237	$1,596
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	426	0	517	0	1,588	0	1,596	0
Reallocation of undistributed earnings to Class B shares	0	(7)	0	(8)	0	(23)	0	(27)
Allocation of undistributed earnings - continuing operations	$2,158	$419	$2,955	$509	$7,881	$1,565	$8,833	$1,569
Allocation of undistributed earnings for basic computation - discontinued operations	$14	$4	$12	$3	$(24)	$(6)	$582	$129
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	4	0	3	0	(6)	0	129	0
Reallocation of undistributed earnings to Class B shares	0	0	0	0	0	0	0	(3)
Allocation of undistributed earnings - discontinued operations	$18	$4	$15	$3	$(30)	$(6)	$711	$126
Denominator
Number of shares used in basic computation	263,086	64,699	275,237	58,379	260,666	65,786	272,150	60,033
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	64,699	0	58,379	0	65,786	0	60,033	0
Employee stock options, including warrants issued under Transferable Stock Option program	3,015	36	2,607	1	2,943	39	2,800	5
Restricted stock units	2,514	0	3,012	0	2,019	0	3,095	0
Number of shares used in per share computation	333,314	64,735	339,235	58,380	331,414	65,825	338,078	60,038
Diluted net income (loss) per share:
Continuing operations	$6.48	$6.48	$8.71	$8.71	$23.78	$23.78	$26.13	$26.13
Discontinued operations	0.05	0.05	0.04	0.04	(0.09)	(0.09)	2.10	2.10
Diluted net income per share	$6.53	$6.53	$8.75	$8.75	$23.69	$23.69	$28.23	$28.23
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

Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2012 and September 30, 2013 (in millions):

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$8,066	$0	$0	$8,066	$8,066	$0
Level 1:
Money market and other funds	5,221	0	0	5,221	5,221	0
U.S. government notes	10,853	77	(1)	10,929	0	10,929
Marketable equity securities	12	88	0	100	0	100
	16,086	165	(1)	16,250	5,221	11,029
Level 2:
Time deposits	984	0	0	984	562	422
Money market and other funds (1)	929	0	0	929	929	0
U.S. government agencies	1,882	20	0	1,902	0	1,902
Foreign government bonds	1,996	81	(3)	2,074	0	2,074
Municipal securities	2,249	23	(6)	2,266	0	2,266
Corporate debt securities	7,200	414	(14)	7,600	0	7,600
Agency residential mortgage-backed securities	7,039	136	(6)	7,169	0	7,169
Asset-backed securities	847	1	0	848	0	848
	23,126	675	(29)	23,772	1,491	22,281
Total	$47,278	$840	$(30)	$48,088	$14,778	$33,310

	As of September 30, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$7,822	$0	$0	$7,822	$7,822	$0
Level 1:
Money market and other funds	3,940	0	0	3,940	3,940	0
U.S. government notes	13,567	38	(30)	13,575	402	13,173
Marketable equity securities	241	173	0	414	0	414
	17,748	211	(30)	17,929	4,342	13,587
Level 2:
Time deposits	1,753	0	0	1,753	1,294	459
Money market and other funds(1)	1,784	0	0	1,784	1,784	0
U.S. government agencies	2,330	5	(3)	2,332	0	2,332
Foreign government bonds	2,408	13	(49)	2,372	0	2,372
Municipal securities	3,579	13	(48)	3,544	0	3,544
Corporate debt securities	9,323	163	(140)	9,346	0	9,346
Agency residential mortgage-backed securities	8,597	80	(152)	8,525	0	8,525
Asset-backed securities	1,118	0	(2)	1,116	0	1,116
	30,892	274	(394)	30,772	3,078	27,694
Total	$56,462	$485	$(424)	$56,523	$15,242	$41,281

(1)
The balances at December 31, 2012 and September 30, 2013 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion of this program.

During the second quarter of 2013, we received approximately $175 million in Arris' common stock (10.6 million shares) in connection with the sale of the Motorola Home segment (see details in Note 8). These shares are accounted for as available-for sale marketable equity securities.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $82 million and $290 million for the three and nine months ended September 30, 2012 and $35 million and $295 million for the three and nine months ended September 30, 2013. We recognized gross realized losses of $46 million and $79 million for the three and nine months ended September 30, 2012 and $61 million and $117 million for the three and nine months ended September 30, 2013. We reflect these gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable securities, excluding marketable equity securities, designated as available-for-sale and classified by the contractual maturity date of the securities (in millions):

As of September 30, 2013
(unaudited)
Due in 1 year	$4,809
Due in 1 year through 5 years	18,819
Due in 5 years through 10 years	8,375
Due after 10 years	8,864
Total	$40,867
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2012 and September 30, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$842	$(1)	$0	$0	$842	$(1)
Foreign government bonds	509	(2)	12	(1)	521	(3)
Municipal securities	686	(6)	9	0	695	(6)
Corporate debt securities	820	(10)	81	(4)	901	(14)
Agency residential mortgage-backed securities	1,300	(6)	0	0	1,300	(6)
Total	$4,157	$(25)	$102	$(5)	$4,259	$(30)

	As of September 30, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(unaudited)
U.S. government notes	$4,329	$(30)	$0	$0	$4,329	$(30)
U.S. government agencies	849	(3)	0	0	849	(3)
Foreign government bonds	1,563	(47)	38	(2)	1,601	(49)
Municipal securities	1,845	(47)	9	(1)	1,854	(48)
Corporate debt securities	4,667	(136)	48	(4)	4,715	(140)
Agency residential mortgage-backed securities	4,974	(149)	224	(3)	5,198	(152)
Asset-backed securities	734	(2)	0	0	734	(2)
Total	$18,961	$(414)	$319	$(10)	$19,280	$(424)

We periodically review our marketable debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2013, we did not recognize any other-than-temporary impairment loss.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2012 and September 30, 2013, we received cash collateral related to the derivative instruments under our collateral security arrangements of $43 million and $12 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $9.5 billion and $7.0 billion as of December 31, 2012 and September 30, 2013. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. The total notional amount of these forward-starting interest swaps was $1.0 billion as of December 31, 2012 and September 30, 2013 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate.
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
As of September 30, 2013, the effective portion of our cash flow hedges before tax effect was $73 million, of which $7 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.1 billion and $1.6 billion as of December 31, 2012 and September 30, 2013.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $6.6 billion and $6.1 billion at December 31, 2012 and September 30, 2013.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $25 million at December 31, 2012 and $75 million at September 30, 2013.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2012
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$164	$13	$177
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$165	$13	$178
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$3	$4	$7

		As of September 30, 2013
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$67	$3	$70
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	68	0	68
Total		$135	$3	$138

Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$15	$0	$15
Total		$15	$0	$15
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2012	2013	2012	2013
	(unaudited)
Foreign exchange contracts	$(110)	$(43)	$110	$87
Interest rate contracts	(8)	(1)	(8)	67
Total	$(118)	$(44)	$102	$154

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Location	2012	2013	2012	2013
		(unaudited)
Foreign exchange contracts	Revenues	$62	$22	$180	$92

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Location	2012	2013	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(124)	$(135)	$(370)	$(224)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Fair Value Hedging Relationship	Location	2012	2013	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(38)	$(49)	$(22)	$13
Hedged item	Interest and other income, net	36	46	15	(19)
Total		$(2)	$(3)	$(7)	$(6)

(2)
Losses related to the amount excluded from effectiveness testing of the hedges were $2 million and $7 million for the three and nine months ended September 30, 2012 and $3 million and $6 million for the three and nine months ended September 30, 2013.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated As Hedging Instruments	Location	2012	2013	2012	2013
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(82)	$(55)	$(107)	$102
Interest rate contracts	Interest and other income, net	0	2	(5)	2
Total		$(82)	$(53)	$(112)	$104

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements

We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2012 and September 30, 2013, information related to these offsetting arrangements was as follows (in millions, unaudited):

Offsetting of Assets
	As of December 31, 2012
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$178	$0	$178		$(4)	(1)	$(40)	$(12)	$122
Reverse repurchase agreements	1,629	0	1,629	(2)	0		0	(1,629)	0
Total	$1,807	$0	$1,807		$(4)		$(40)	$(1,641)	$122

	As of September 30, 2013
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$138	$0	$138		$0	(1)	$(8)	$(31)	$99
Reverse repurchase agreements	1,884	0	1,884	(2)	0		0	(1,884)	0
Total	$2,022	$0	$2,022		$0		$(8)	$(1,915)	$99

(1) The balances at December 31, 2012 and September 30, 2013 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2) The balances at December 31, 2012 and September 30, 2013 included $929 million and $1,784 million recorded in cash and cash equivalents, respectively, and $700 million and $100 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	As of December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$7	$0	$7	$(4)	(3)	$0	$0	$3
Securities lending agreements	1,673	0	1,673	0		0	(1,673)	0
Total	$1,680	$0	$1,680	$(4)		$0	$(1,673)	$3

	As of September 30, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$15	$0	$15	$0	(3)	$0	$0	$15
Securities lending agreements	1,893	0	1,893	0		0	(1,877)	16
Total	$1,908	$0	$1,908	$0		$0	$(1,877)	$31

(3) The balance at December 31, 2012 and September 30, 2013 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2012 and September 30, 2013, we had $2.5 billion and $2.0 billion, respectively, of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.2% and 0.1%, respectively. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2012 and September 30, 2013, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2012 and September 30, 2013. The estimated fair value of the commercial paper approximated its carrying value at September 30, 2013.
Our short-term debt balance also includes the short-term portion of certain long-term debt, as described in the section below.
Long-Term Debt
In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches (collectively, the Notes) and in August 2013, we entered into a capital lease obligation. The details of these financing arrangements are described in the table below (in millions):

As of September 30, 2013
(unaudited)
Short-Term Portion of Long-Term Debt
1.25% Notes due on May 19, 2014	$1,000
Capital Lease Obligation	9
Total	$1,009

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000
3.625% Notes due on May 19, 2021	1,000
Unamortized discount for the Notes above	(10)
Subtotal	1,990
Capital Lease Obligation	248
Total	$2,238

The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241% and 3.734%, respectively. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. The total estimated fair value of the Notes was approximately $3.1 billion at September 30, 2013. The fair value of the Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028 with an option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. At September 30, 2013, the carrying value of the assets approximated the carrying value of the borrowings.
Note 5. Balance Sheet Components
Inventories
Inventories consisted of the following (in millions):

	As of December 31, 2012	As of September 30, 2013
		(unaudited)
Raw materials and work in process	$77	$64
Finished goods	428	171
Inventories	$505	$235
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2012	As of September 30, 2013
		(unaudited)
Information technology assets	$7,717	$8,371
Land and buildings	6,257	6,462
Construction in progress	2,240	5,257
Leasehold improvements	1,409	1,553
Furniture and fixtures	74	79
Total	17,697	21,722
Less: accumulated depreciation and amortization	5,843	6,855
Property and equipment, net	$11,854	$14,867
Property under capital lease with a cost basis of $258 million was included in construction in progress as of September 30, 2013.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(73)	$604	$7	$538

Other comprehensive income (loss) before reclassifications	57	(402)	97	(248)
Amounts reclassified from AOCI	0	(133)	(58)	(191)
Other comprehensive income (loss)	57	(535)	39	(439)
Balance as of September 30, 2013	$(16)	$69	$46	$99

The effects on net income of amounts reclassified from AOCI for the nine months ended September 30, 2013 were as follows (in millions, unaudited):

AOCI Components	Location	Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
Unrealized gains on available-for-sale investments	Interest and other income, net	$178
	Provision for income taxes	(45)
	Net of tax	$133

Unrealized gains on cash flow hedges for foreign exchange contracts	Revenue	$92
	Provision for income taxes	(34)
	Net of tax	$58

Total amount reclassified, net of tax		$191

Note 6. Acquisitions

In June 2013, we completed our acquisition of Waze Limited (Waze), a provider of a mobile map application which provides turn-by-turn navigation and real-time traffic updates powered by incidents and route information submitted by a community of users, for a total cash consideration of $969 million. The acquisition is expected to enhance our customers' user experience by offering real time traffic information to meet users' daily navigation needs. The fair value of assets acquired and liabilities assumed was based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to certain income taxes and residual goodwill. Of the total purchase price, $841 million was attributed to goodwill and $193 million was attributed to intangible assets offset by $65 million of other net liabilities assumed. The goodwill of $841 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
During the nine months ended September 30, 2013, we completed 20 other acquisitions and purchases of intangible assets for a total cash consideration of approximately $369 million, of which $214 million was attributed to intangible assets, $162 million to goodwill, and $7 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $36 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

For all acquisitions completed during the nine months ended September 30, 2013, patents and developed technology have a weighted-average useful life of 5.3 years, customer relationships have a weighted-average useful life of 5.8 years, and trade names and other have a weighted-average useful life of 4.2 years.
Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows (in millions, unaudited):

Balance as of December 31, 2012	$10,537
Goodwill acquired	1,003
Goodwill disposed	(64)
Goodwill adjustment	(50)
Balance as of September 30, 2013	$11,426
As of September 30, 2013, the amount of goodwill related to the Motorola Mobile segment was not material. See Note 14 for further discussion of segment information.
Information regarding our acquisition-related intangible assets was as follows (in millions):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$7,310	$1,323	$5,987
Customer relationships	2,061	847	1,214
Trade names and other	576	304	272
Total	$9,947	$2,474	$7,473

	As of September 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$7,211	$1,894	$5,317
Customer relationships	1,766	1,007	759
Trade names and other	551	337	214
Total	$9,528	$3,238	$6,290

Amortization expense relating to acquisition-related intangible assets was $287 million and $594 million for the three and nine months ended September 30, 2012 and $281 million and $879 million for the three and nine months ended September 30, 2013.
As of September 30, 2013, expected amortization expense relating to acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2013	$275
2014	1,072
2015	914
2016	827
2017	770
2018	726
Thereafter	1,706
$6,290

Note 8.    Discontinued Operations
On April 17, 2013, we completed the sale of the Motorola Home segment to Arris and certain other persons for consideration of approximately $2,412 million in cash, including cash of $2,238 million received at the date of close and certain post-close adjustments of $174 million received in the third quarter of 2013, and approximately $175 million in Arris' common stock of 10.6 million shares. Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris. Additionally, in connection with the sale, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, for which we recorded an indemnification liability of $175 million, the majority of which was settled subsequent to the sale.
The sale resulted in a net gain of $762 million, which was presented as part of net income (loss) from discontinued operations in the Consolidated Statements of Income for the nine months ended September 30, 2013.

The following table presents financial results of the Motorola Home segment included in net income (loss) from discontinued operations for the three and nine months ended September 30, 2012 and 2013 (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013 (1)
Revenues	$797	$0	$1,204	$804

Loss from discontinued operations before income taxes	(6)	0	(39)	(67)
Benefits from income taxes	24	0	9	16
Gain on disposal	0	15	0	762
Net income (loss) from discontinued operations	$18	$15	$(30)	$711

(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through the date of divestiture.
The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested (in millions, unaudited):

Assets:
Accounts receivable	$424
Inventories	228
Deferred income taxes, net	144
Prepaid and other current assets	152
Property and equipment, net	282
Intangible assets, net	701
Other assets, non-current	182
Total assets	$2,113
Liabilities:
Accounts payable	$169
Accrued expenses and other liabilities	294
Total liabilities	$463

Note 9. Restructuring Charges
Subsequent to our acquisition of Motorola Mobility Holdings, Inc. (Motorola) in May 2012, we initiated a restructuring plan for Motorola, primarily in our Motorola Mobile segment, to reduce workforce, reorganize management structure, close or consolidate certain facilities, as well as simplify our mobile product portfolio. These changes are designed to return the Motorola Mobile segment to profitability. Pursuant to this restructuring plan, we have incurred cumulative charges of approximately $850 million.
For the nine months ended September 30, 2013, changes to restructuring accruals were as follows (in millions, unaudited):

	Severance and Related	Other Charges	Total
Balance as of December 31, 2012	$238	$15	$253
Charges	166	53	219
Cash payments	(234)	(29)	(263)
Non-cash items(1)	(84)	(14)	(98)
Balance as of September 30, 2013	$86	$25	$111

(1)	Non-cash items were primarily related to restricted stock units (RSUs) and stock options.

For the three and nine months ended September 30, 2012 and 2013, restructuring charges were as follows (in millions, unaudited):

	Three Months Ended September 30,
	2012			2013
	Severance and Related	Other Charges	Total	Severance and Related	Other Charges	Total
Cost of revenues - Motorola Mobile	$49	$3	$52	$0	$0	$0
Research and development	101	0	101	8	(2)	6
Sales and marketing	88	6	94	1	1	2
General and administrative	19	0	19	2	1	3
Net income (loss) from discontinued operations	31	0	31	0	0	0
Total charges	$288	$9	$297	$11	$0	$11

	Nine Months Ended September 30,
	2012			2013
	Severance and Related	Other Charges	Total	Severance and Related	Other Charges	Total
Cost of revenues - Motorola Mobile	$57	$3	$60	$26	$13	$39
Research and development	112	0	112	33	21	54
Sales and marketing	116	6	122	16	13	29
General and administrative	109	0	109	28	2	30
Net income (loss) from discontinued operations	51	0	51	63	4	67
Total charges	$445	$9	$454	$166	$53	$219
We continue to evaluate our plans and further restructuring actions may occur which may cause us to incur additional restructuring charges, some of which may be significant.
Note 10. Interest and Other Income, Net
The components of interest and other income, net, were as follows (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Interest income	$172	$201	$534	$570
Interest expense	(21)	(22)	(63)	(62)
Realized gains (losses) on available-for-sale investments, net	36	(26)	211	178
Foreign currency exchange gains (losses), net	(147)	(153)	(439)	(271)
Gain (loss) on divestiture of businesses	0	0	188	(57)
Other	25	24	43	47
Interest and other income, net	$65	$24	$474	$405
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
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India, the Taiwan Fair Trade Commission and Brazil's Council for Economic Defense have also opened investigations into certain of our business practices.
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
Note 12. Stockholders’ Equity
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the period presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)

Risk-free interest rate	N/A	N/A	1.0%	0.9%
Expected volatility	N/A	N/A	29%	29%
Expected life (in years)	N/A	N/A	5.3	5.8
Dividend yield	N/A	N/A	0%	0%
Weighted-average estimated fair value of options granted during the period	N/A	N/A	$193.80	$214.39

There were no stock options granted during the three months ended September 30, 2012 and 2013.

The following table summarizes the activities for our stock options for the nine months ended September 30, 2013:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2012	8,551,395	$405.98
Granted	1,571	$723.25
Exercised	(2,233,984)	$324.38
Forfeited/canceled	(215,606)	$598.39
Balance as of September 30, 2013	6,103,376	$429.29	4.9	$2,725
Exercisable as of September 30, 2013	4,715,082	$383.87	4.0	$2,320
Exercisable as of September 30, 2013 and expected to vest thereafter (2)	5,932,616	$425.06	4.9	$2,675

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $875.91 of our Class A common stock on September 30, 2013.

(2)	Options expected to vest reflect an estimated forfeiture rate.
The following table summarizes additional information regarding outstanding and vested and exercisable stock options as of September 30, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
			(unaudited)
$3.75–$94.80	38,379	1.9	$69.84	38,379	$69.84
$117.84–$198.41	149,902	1.3	$179.54	149,902	$179.54
$205.96–$298.86	188,866	1.7	$276.39	188,866	$276.39
$300.97–$399.00	2,427,221	3.6	$309.76	2,391,774	$309.77
$401.78–$499.07	773,929	5.0	$443.13	733,740	$441.95
$501.27–$595.35	1,614,947	5.8	$537.96	1,021,897	$533.01
$601.17–$675.82	890,947	8.0	$628.71	186,122	$617.70
$723.25–$762.50	19,185	9.0	$759.29	4,402	$762.50
$3.75–$762.50	6,103,376	4.9	$429.29	4,715,082	$383.87
The above tables include 820,714 warrants held by selected financial institutions that were options purchased from employees under our Transferable Stock Option (TSO) program, with a weighted-average exercise price of $440.21 and a weighted-average remaining life of 0.8 years.
During the nine months ended September 30, 2013, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 541,465 at a total value of $241 million, or an average price of $445.06 per share, including an average premium of $2.80 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. In August 2013, we announced that the TSO program would be discontinued as of November 29, 2013. We do not believe this will have a material impact on our consolidated financial statements.
The total grant date fair value of stock options vested during the three and nine months ended September 30, 2012 was $112 million and $400 million. The total grant date fair value of stock options vested during the three and nine months ended September 30, 2013 was $44 million and $194 million. The aggregate intrinsic value of all stock options and warrants exercised during the three and nine months ended September 30, 2012 was $406 million and $638 million. The aggregate intrinsic value of all stock options and warrants exercised during the three and nine months ended September 30, 2013 was $189 million and $1,125 million. These amounts do not include the aggregate sales price of options sold under our TSO program.
As of September 30, 2013, there was $220 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 2.0 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested RSUs for the nine months ended September 30, 2013:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2012	10,994,927	$566.32
Granted	5,186,109	$876.30
Vested	(3,828,201)	$575.65
Forfeited/canceled	(524,549)	$611.90
Unvested as of September 30, 2013	11,828,286	$697.35
Expected to vest after September 30, 2013 (1)	10,373,407	$697.35

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of September 30, 2013, there was $6.5 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
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
Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $1,933 million and $2,353 million as of December 31, 2012 and September 30, 2013. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1,749 million and $2,160 million as of December 31, 2012 and September 30, 2013. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Our provision for income taxes and effective tax rate decreased from the three months ended September 30, 2012 to the three months ended September 30, 2013, largely attributed to the effect of the 2013 annual federal research and development credit, whereas this credit was not available during 2012. Our provision for income taxes and effective tax rate decreased from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily as a result of a discrete tax benefit related to the federal research and development credit recognized in the first quarter of 2013. This discrete tax benefit was as a result of a retroactive extension of the 2012 federal research and development credit in accordance with the American Taxpayer Act of 2012, which was signed into law on January 2, 2013.

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

Note 14. Information about Segments and Geographic Areas
Subsequent to the completion of our sale of the Motorola Home segment on April 17, 2013, we operate in the following two segments:

•	Google - includes our advertising and other non-advertising businesses

•	Motorola Mobile - includes our mobile devices business acquired from Motorola
Our chief operating decision maker does not evaluate operating segments using asset information.
The following table sets forth revenues and operating income (loss) by operating segment (in millions, unaudited):

	Three Months Ended September 30, 2012				Three Months Ended September 30, 2013
	Google	Motorola Mobile	Unallocated items (2)	Total	Google	Motorola Mobile	Elimination and unallocated items (1) (2)	Total
Revenues	$11,526	$1,778	$—	$13,304	$13,772	$1,184	$(63)	$14,893

Income (loss) from operations	3,951	(192)	(1,019)	2,740	4,635	(248)	(943)	3,444

	Nine Months Ended September 30, 2012				Nine Months Ended September 30, 2013
	Google	Motorola Mobile	Unallocated items (2)	Total	Google	Motorola Mobile	Elimination and unallocated items (1) (2)	Total
Revenues	$33,135	$2,621	$—	$35,756	$39,830	$3,200	$(63)	$42,967

Income (loss) from operations	11,884	(241)	(2,277)	9,366	13,246	(645)	(2,557)	10,044
(1) Beginning in the quarter ended September 30, 2013, Google and Motorola Mobile segment revenues are impacted by intersegment transactions that are eliminated in consolidation. Additionally, segment revenues associated with certain products were recognized in the quarter ended September 30, 2013 in our segment results, but deferred to future periods in our consolidated financial statements. This presentation is consistent with what is provided to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing its performance.
(2) Unallocated items, including stock-based compensation expense, as well as restructuring and other charges are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.

Revenues by geography are based on the billing addresses of our customers for the Google segment and the ship-to-addresses of our customers for the Motorola Mobile segment. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Revenues:
United States	$6,473	$6,660	$16,746	$19,357
United Kingdom	1,220	1,390	3,548	4,114
Rest of the world	5,611	6,843	15,462	19,496
Total revenues	$13,304	$14,893	$35,756	$42,967

	As of December 31, 2012	As of September 30, 2013
		(unaudited)
Long-lived assets(1):
United States	$20,985	$22,579
International	12,359	13,631
Total long-lived assets	$33,344	$36,210

(1) Includes Motorola Home segment as of December 31, 2012.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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
From an overall business perspective, we continue to invest aggressively in areas of strategic focus, our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to increase our hiring for the remainder of 2013 and provide competitive compensation programs to our employees. Our full-time employee headcount was 53,546 (including 12,433 headcount from Motorola Mobile and 4,995 from Motorola Home) at September 30, 2012, and 46,421 (which includes 4,259 headcount from Motorola Mobile) at September 30, 2013. Acquisitions will also remain an important component of our strategy and use of capital, and we expect our current pace of acquisitions to continue to increase. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, manufacturing and inventory-related costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.
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
Results of Operations

We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). In December 2012, we entered into an agreement for the disposition of the Motorola Home segment, and, consequently, the related financial results are presented as net income (loss) from discontinued operations in the Consolidated Statements of Income in all periods presented. In April 2013, we completed the sale of the Motorola Home segment.
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
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	86.6%	92.4%	92.7%	92.7%
Motorola Mobile (hardware and other)	13.4	7.6	7.3	7.3
Total revenues	100.0	100.0	100.0	100.0
Costs and expenses:
Cost of revenues—Google (advertising and other)	33.4	36.3	34.2	36.6
Cost of revenues—Motorola Mobile (hardware and other)	11.4	6.7	6.2	6.2
Research and development	14.1	13.5	13.6	13.6
Sales and marketing	12.9	12.1	12.3	11.9
General and administrative	7.6	8.3	7.5	8.3
Total costs and expenses	79.4	76.9	73.8	76.6
Income from operations	20.6	23.1	26.2	23.4
Interest and other income, net	0.5	0.2	1.3	0.9
Income from continuing operations before income taxes	21.1	23.3	27.5	24.3
Provision for income taxes	4.9	3.4	5.5	3.8
Net income from continuing operations	16.2	19.9	22.0	20.5
Net income (loss) from discontinued operations	0.1	0.1	(0.1)	1.7
Net income	16.3%	20.0%	21.9%	22.2%

Revenues by Segment
The following table presents our segment revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Google segment
Advertising revenues:
Google websites	$7,727	$9,394	$22,581	$26,902
Google Network Members' websites	3,133	3,148	9,029	9,603
Total advertising revenues	10,860	12,542	31,610	36,505
Other revenues	666	1,230	1,525	3,325
Google segment revenues	11,526	13,772	33,135	39,830
Motorola Mobile segment
Total Motorola Mobile revenues	1,778	1,184	2,621	3,200

Elimination and other (1)	—	(63)	—	(63)

Total consolidated revenues	$13,304	$14,893	$35,756	$42,967
(1) Beginning in the quarter ended September 30, 2013, Google and Motorola Mobile segment revenues are impacted by intersegment transactions that are eliminated in consolidation. Additionally, segment revenues associated with certain products were recognized in the quarter ended September 30, 2013 in our segment results, but deferred to future periods in our consolidated financial statements. This presentation is consistent with what is provided to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing its performance.
The following table presents our Google segment revenues, by revenue source, as a percentage of total Google segment revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Advertising revenues:
Google websites	67.0%	68.2%	68.1%	67.5%
Google Network Members' websites	27.2%	22.9%	27.3%	24.1%
Total advertising revenues	94.2%	91.1%	95.4%	91.6%
Google websites as % of advertising revenues	71.2	74.9	71.4	73.7
Google Network Members’ websites as % of advertising revenues	28.8	25.1	28.6	26.3
Other revenues	5.8%	8.9%	4.6%	8.4%
Our Google segment revenues increased $2,246 million and $6,695 million from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013. The increase from the three months ended September 30, 2012 to the three months ended September 30, 2013 resulted primarily from an increase in advertising revenues generated by Google websites and an increase in other revenues driven by higher sales related to digital content and hardware products. The increase from the nine months ended September 30, 2012 to the nine months ended September 30, 2013 resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members' websites and an increase in other revenues driven by higher sales related to digital content and hardware products. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, partially offset by a decrease in the average cost-per-click paid by our advertisers. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic including mobile queries, certain monetization improvements including new and richer ad formats, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members, partially offset by certain advertising policy changes. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the changes in platform mix due to traffic growth in mobile devices, where the average cost-per-click is typically lower compared to desktop computers and tablets, the changes in geographical mix due to traffic growth in emerging markets, where the average cost-per-click is typically lower compared to more mature markets, and to a lesser extent, the general strengthening of the U.S. dollar compared to certain foreign currencies. These decreases were partially offset by the revenue shift mix between Google websites and Google Network Members' websites and certain advertising policy changes.
Aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 26% from the three months ended September 30, 2012 to the three months ended September 30, 2013 and 23% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Average cost-per-click on Google websites and Google Network Members’ websites decreased approximately 8% from the three months ended September 30, 2012 to the three months ended September 30, 2013 and 6% from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The rate of change in aggregate paid clicks and average cost-per-click, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels, also contributes to these fluctuations. Changes in aggregate paid clicks and average cost-per-click may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.
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
Our Motorola Mobile segment revenues decreased $594 million from the three months ended September 30, 2012 to the three months ended September 30, 2013. The decrease is due to a more streamlined product portfolio as a result of the various restructuring activities that have occurred in our Motorola Mobile segment.
Our Motorola Mobile segment revenues increased $579 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily because approximately four months of results were included in the nine months ended September 30, 2012 while full period results were included in the nine months ended September 30, 2013. This increase was partially offset by the impact of our restructuring activities aimed at simplifying our Motorola Mobile product portfolio.
Revenues by Geography
The following table presents our Google segment domestic and international revenues as a percentage of Google segment revenues, determined based on the billing addresses of our customers for our Google segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
United States	47%	44%	46%	45%
United Kingdom	11%	10%	11%	10%
Rest of the world	42%	46%	43%	45%

The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers for our Google segment, and ship-to addresses of our customers for our Motorola Mobile segment:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
United States	49%	45%	47%	45%
United Kingdom	9%	9%	10%	10%
Rest of the world	42%	46%	43%	45%
The growth in revenues from the rest of the world (other than the United Kingdom) as a percentage of the Google segment and consolidated revenues from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 resulted largely from increased acceptance of our advertising programs, and our continued progress in developing localized versions of our products for the international markets.
In addition, the general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Japanese yen and the Brazilian real) had an unfavorable impact on our consolidated international revenues, which was partially offset by the general weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro), from the three months ended September 30, 2012 to the three months ended September 30, 2013. Had foreign exchange rates remained constant in these periods, our revenues from the rest of the world would have been approximately $136 million, or 2.0%, higher in the three months ended September 30, 2013 and our consolidated revenues from the United Kingdom would have been $19 million, or 1.4%, higher. This is before consideration of hedging gains of $5 million and $17 million recognized to revenues from the rest of the world and the United Kingdom in the three months ended September 30, 2013.
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Japanese yen and the Brazilian real) had an unfavorable impact on our consolidated international revenues, which was partially offset by the general weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro), from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. Had foreign exchange rates remained constant in these periods, our revenues from the rest of the world would have been approximately $441 million, or 2.3%, higher in the nine months ended September 30, 2013 and our consolidated revenues from the United Kingdom would have been $72 million, or 1.8%, higher. This is before consideration of hedging gains of $31 million and $61 million recognized to revenues from the rest of the world and the United Kingdom in the nine months ended September 30, 2013.

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

Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, hardware inventory costs, credit card and other transaction fees related to processing customer transactions, amortization of acquisition-related intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. We also license content on the pages of our web sites from which the content is sold and share most of the fees these sales generate with content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or the amount determined on a straight-line basis, whichever is greater, over the terms of the agreements.
In addition, cost of revenues includes manufacturing and inventory-related costs primarily from our Motorola Mobile segment.
The following tables present our consolidated cost of revenues, our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues in the Google segment, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Cost of revenues – Google (advertising and other)	$4,440	$5,409	$12,213	$15,740
Cost of revenues – Motorola Mobile (hardware and other)	1,515	1,004	2,208	2,680
Total cost of revenues (1)	$5,955	$6,413	$14,421	$18,420
(1) Total cost of revenues includes stock-based compensation expense, as well as restructuring and other charges.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$2,214	$2,217	$6,349	$6,806
Traffic acquisition costs related to distribution arrangements	556	755	1,531	2,141
Traffic acquisition costs	$2,770	$2,972	$7,880	$8,947
Traffic acquisition costs as a percentage of Google segment advertising revenues	25.5%	23.7%	24.9%	24.5%
Cost of revenues from Google increased $969 million and $3,527 million from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013. The increase was primarily related to a $767 million and $2,460 million increase in costs attributable to data center costs, content acquisition costs, revenue share payments to mobile carriers, and hardware inventory costs from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013. The remaining increase was due to increases in traffic acquisition costs of $202 million and $1,067 million from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013 resulting from more distribution fees paid, more fees paid for additional traffic directed to our websites, as well as more advertiser fees generated through our AdSense program.

Cost of revenues from Motorola Mobile decreased $511 million from the three months ended September 30, 2012 to the three months ended September 30, 2013. The decrease is due to a more streamlined product portfolio as a result of the various restructuring activities that have occurred in our Motorola Mobile segment.

Cost of revenues from Motorola Mobile increased $472 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily due to approximately four months of results being included in the nine months ended September 30, 2012 while full period results were included in the nine months ended September 30, 2013. This increase was partially offset by the impact of our restructuring activities aimed at simplifying our Motorola Mobile product portfolio.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods, primarily as a result of increases in traffic acquisition costs, data center costs, hardware and inventory costs, manufacturing and inventory-related costs, content acquisition costs, credit card and other transaction fees, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development
The following table presents our research and development expenses for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Research and development expenses (1)	$1,879	$2,017	$4,858	$5,841
(1) Total research and development expenses include stock-based compensation expense, as well as restructuring and other charges.

Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development activities relating to new and existing products and services, as well as depreciation and equipment-related costs. We expense research and development costs as incurred.
Research and development expenses for Google increased $281 million from the three months ended September 30, 2012 to the three months ended September 30, 2013. The increase was primarily due to an increase in labor and facilities-related costs of $158 million, largely as a result of a 19% increase in research and development headcount, and an increase in stock-based compensation expense of $86 million.
Research and development expenses for Google increased $781 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily due to an increase in labor and facilities-related costs of $405 million, largely as a result of an 18% increase in research and development headcount, and an increase in stock-based compensation expense of $247 million.
Research and development expenses for Motorola Mobile decreased $143 million from the three months ended September 30, 2012 to three months ended September 30, 2013. The decrease was primarily due to the restructuring and related charges in the prior year aimed at simplifying our Motorola Mobile product portfolio.
Research and development expenses for Motorola Mobile increased $202 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily due to approximately four months of results included in the nine months ended September 30, 2012 compared to full period of results included in the nine months ended September 30, 2013. This increase was partially offset by the impact of our restructuring and related charges aimed at simplifying our Motorola Mobile product portfolio.
We expect that research and development expenses will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods because we expect to continue to invest in building the necessary employee and system infrastructure required to support the development of new, and to improve existing, products and services.
Sales and Marketing
The following table presents our sales and marketing expenses for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Sales and marketing expenses (1)	$1,710	$1,806	$4,392	$5,127
 (1) Total sales and marketing expenses include stock-based compensation expense, as well as restructuring and other charges.
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.
Sales and marketing expenses for Google increased $243 million from the three months ended September 30, 2012 to the three months ended September 30, 2013. The increase was primarily due to an increase in advertising and promotional expenses of $195 million, as well as an increase in stock-based compensation expense of $29 million.
Sales and marketing expenses for Google increased $706 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily due to an increase in advertising and promotional expenses of $390 million, as well as an increase in labor and facilities-related costs of $167 million, largely as a result of a 14% increase in sales and marketing headcount. In addition, there was an increase in stock-based compensation expense of $74 million.
Sales and marketing expenses for Motorola Mobile decreased $147 million from the three months ended September 30, 2012 to three months ended September 30, 2013. The decrease was primarily due to the restructuring and related charges in the prior year aimed at simplifying our Motorola Mobile product portfolio, partially offset by an increase in marketing expenses related to release of new products.
Sales and marketing expenses for Motorola Mobile increased $29 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily due to approximately four months of results included in the nine months ended September 30, 2012 compared to full period of results included in the nine months ended September 30, 2013. This increase was partially offset by the impact of our restructuring and related charges aimed at simplifying our Motorola Mobile product portfolio.
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
General and Administrative
The following table presents our general and administrative expenses for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
General and administrative expenses(1)	$1,020	$1,213	$2,719	$3,535

(1) Total general and administrative expenses include stock-based compensation expense, as well as restructuring and other charges.

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
General and administrative expenses for Google increased $237 million from the three months ended September 30, 2012 to the three months ended September 30, 2013. The increase was primarily due to an increase in labor and facilities-related costs of $107 million, largely as a result of a 16% increase in general and administrative headcount, as well as an increase in depreciation and equipment-related expense of $59 million. In addition, there was an increase in stock-based compensation expense of $23 million.
General and administrative expenses for Google increased $777 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily due to an increase in labor and facilities-related costs of $290 million, largely as a result of a 13% increase in general and administrative headcount, as well as an increase in depreciation and equipment-related expense of $178 million. In addition, there was an increase of $157 million in amortization of Motorola-acquisition related intangible assets and an increase in stock-based compensation expense of $53 million.
General and administrative expenses for Motorola Mobile decreased $44 million from the three months ended September 30, 2012 to the three months ended September 30, 2013. The decrease was primarily due to the restructuring and related charges in the prior year aimed at simplifying our Motorola Mobile product portfolio.
General and administrative expenses for Motorola Mobile increased $39 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. The increase was primarily due to approximately four months of results included in the nine months ended September 30, 2012 compared to full period results included in the nine months ended September 30, 2013. This increase was partially offset by the impact of our restructuring and related charges aimed at simplifying our Motorola Mobile product portfolio.
As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2013 and in future periods.
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense reflected in our consolidated results for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Stock-based compensation (1)	$750	$886	$1,941	$2,366
(1) These amounts are included in the previously discussed sections above related to cost of revenues, research and development, sales and marketing, and general and administrative expenses.

Stock-based compensation increased $136 million and $425 million from the three and nine months ended September 30, 2012 to the three and nine months ended September 30, 2013. These increases were primarily due to additional stock awards issued to existing and new employees.
We estimate stock-based compensation to be approximately $3.3 billion in 2013 and $5.9 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after September 30, 2013 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net
Interest and other income, net, decreased $41 million from the three months ended September 30, 2012 to the three months ended September 30, 2013. This decrease was primarily driven by a $62 million decrease in realized gains on available-for-sale investments and $6 million increase in foreign currency exchange losses, partially offset by an increase in interest income of $29 million.
Interest and other income, net, decreased $69 million from the nine months ended September 30, 2012 to the nine months ended September 30, 2013. This decrease was primarily driven by a $245 million decrease in the gain on divestiture of businesses and a $33 million decrease in the realized gains on available-for-sale investments, partially offset by a decrease in foreign currency exchange losses of $168 million and an increase in interest income of $36 million.
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
Provision for Income Taxes
The following table presents our provision for income taxes and the effective tax rate for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2013	2012	2013
	(unaudited)
Provision for income taxes	$647	$513	$1,959	$1,616
Effective tax rate	23.1%	14.8%	19.9%	15.5%

Our provision for income taxes and effective tax rate decreased from the three months ended September 30, 2012 to the three months ended September 30, 2013, largely attributed to the effect of the 2013 annual federal research and development credit, whereas this credit was not available during 2012.

Our provision for income taxes and effective tax rate decreased from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily as a result of a discrete tax benefit related to the federal research and development credit recognized in the first quarter of 2013.  This discrete tax benefit was as a result of a retroactive extension of the 2012 federal research and development credit in accordance with the American Taxpayer Act of 2012, which was signed into law on January 2, 2013.
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
Net Income (Loss) from Discontinued Operations

On April 17, 2013, we completed the sale of the Motorola Home segment to Arris and certain other persons for consideration of approximately $2,412 million in cash, including cash of $2,238 million received on the closing date and certain post-closing adjustments of $174 million received in the third quarter of 2013, and approximately $175 million in Arris' common stock (10.6 million shares). Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris. Additionally, in connection with the sale, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, for which we recorded an indemnification liability of $175 million, the majority of which was settled subsequent to the sale.
The sale resulted in a net gain of $762 million, which was presented as part of net income (loss) from discontinued operations in the Consolidated Statements of Income for the nine months ended September 30, 2013.
The following table presents financial results of the Motorola Home segment included in net income (loss) from discontinued operations for the three and nine months ended September 30, 2012 and 2013 (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013 (1)
Revenues	$797	$0	$1,204	$804

Loss from discontinued operations before income taxes	(6)	0	(39)	(67)
Benefits from income taxes	24	0	9	16
Gain on disposal	0	15	0	762
Net income (loss) from discontinued operations	$18	$15	$(30)	$711

(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through the date of divestiture.

Liquidity and Capital Resources

At September 30, 2013, we had $56.5 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our security lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, U.S. municipal bonds, corporate debt securities, mortgage-backed securities, asset-backed securities, and marketable equity securities.
At September 30, 2013, $32.2 billion of the $56.5 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. Our intent is to indefinitely reinvest these funds outside of the U.S. to support our foreign operations and our current plans do not demonstrate a need to repatriate these funds to support our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At September 30, 2013, we had unused letters of credit for approximately $165 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2013, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that mature at various dates through March 2014. Average commercial paper borrowings during the quarter were $2.0 billion and the maximum amount outstanding during the quarter was $2.0 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2013, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.

In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. In May 2013, we reclassified the first tranche of the $1.0 billion unsecured senior notes due in May 2014 as short-term debt. We plan to issue $1.0 billion of long-term debt when this note matures in 2014. As of September 30, 2013, the total carrying value and estimated fair value of these three notes were $3.0 billion and $3.1 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of September 30, 2013. We are not subject to any financial covenants under the notes.
In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028 with an option to purchase in 2016. The effective rate of the capital lease obligation approximates the market rate. At September 30, 2013, the carrying value of the assets approximated the carrying value of the borrowings.

In summary, our cash flows were as follows (in millions):

	Nine Months Ended
	September 30,
	2012	2013
	(unaudited)
Net cash provided by operating activities	$11,950	$13,421
Net cash used in investing activities	(7,542)	(12,062)
Net cash provided by (used in) financing activities	1,921	(889)
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

Net cash provided by operating activities increased from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily due to increased net income adjusted for gain on divestiture of businesses, stock-based compensation expense, depreciation and amortization expense on property and equipment and amortization of intangible assets. These increases were partially offset by the net decrease in cash from changes in working capital primarily as a result of a decrease in income taxes and accrued expenses and other liabilities, offset by a decrease in prepaid revenue share, expenses and other assets.
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
Cash used in investing activities increased from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily attributable to an increase in purchases of marketable securities during the first nine months of 2013 compared to the first nine months of 2012, a decrease in maturities and sales of marketable securities, and, to a lesser extent, an increase in capital expenditures primarily related to our production equipment, data centers, and real estate purchases. This increase was offset by lower spend related to acquisitions, an increase in proceeds received from divestiture of businesses, and an increase in cash collateral received in connection with our securities lending program. See Notes 3 and 6 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information about our securities lending program and acquisitions.

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
In addition, we expect to continue to spend cash on acquisitions and other investments. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product and service offerings.
Cash Provided by (Used In) Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from issuance or repayments of short-term debt under our commercial paper program and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash used in financing activities increased from the nine months ended September 30, 2012 to the nine months ended September 30, 2013, primarily driven by an increase in net cash payments related to debt and, to a lesser extent, an increase in net payments for stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $2.4 billion as of September 30, 2013 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and development tax credits. The effective tax rates were 23.1%, and 14.8% for the three months ended September 30, 2012 and 2013 and 19.9% and 15.5% for the nine months ended September 30, 2012 and 2013. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.

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
Foreign Currency Exchange Risk

We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the US dollar. Our most significant currency exposures are the Euro, the British pound, and Japanese Yen. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $2 million lower at September 30, 2013, and the total amount of expense recorded as interest and other income, net, would have been approximately $64 million higher at September 30, 2013. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.1 billion higher at September 30, 2013, and the total amount of expense recorded as interest and other income, net, would have been approximately $64 million higher at September 30, 2013. The impact in AOCI would offset our hedged exposures as they occur.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $8.6 million at September 30, 2013. The adverse impact at September 30, 2013 is after consideration of the offsetting effect of approximately $867 million from foreign exchange contracts in place for the month of September 30, 2013. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

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
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points)

increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.4 billion at September 30, 2013.
We plan to issue a $1.0 billion fixed rate long-term debt when the first tranche of our outstanding unsecured senior notes matures in May 2014. To effectively lock in the interest rate on the anticipated debt issuance, we use forward-starting interest rate swaps with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate. These swaps are designated as cash flow hedges, with changes in the fair values of the swaps recorded in AOCI. The amount in AOCI will be recognized as interest expense to offset the future interest payments upon debt issuance.
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting interest swaps of approximately $96 million at September 30, 2013, which would offset our hedged exposure on interest rates.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Our business is rapidly evolving and intensely competitive, and is subject to changing technologies, shifting user needs, and frequent introductions of new products and services. Our ability to compete successfully depends heavily on providing products and services that make using the internet a more useful and enjoyable experience for our users and delivering innovative products and technologies to the marketplace. As our business has evolved, the competitive pressure to innovate will now encompass a wider range of products and services, including products and services that may be outside of our historical core business.
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
Our ongoing investment in new businesses and new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in new businesses, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.
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
We generated 95% of Google revenues from our advertisers in 2012 and 92% in the nine months ended September 30, 2013. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.
In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.
Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.
Our revenue growth rate could decline over time as a result of a number of factors, including as a result of:

•	increasing competition,

•
changes in our product mix, including a significant increase in mobile search queries and a deceleration in the growth of desktop queries if monetization stays at current levels, and how users make queries and act on them,

•	the challenges in maintaining our growth rate as our revenues increase to higher levels,

•	the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate and

•	the success of our investments in new businesses, products, services, and technologies.

The revenue growth rate of our Motorola Mobile segment will also depend on a number of factors, including the success of our new products, our reliance on several large customers, the absence of long-term exclusivity arrangements with such customers, our ability to gain significant market share in the mobile devices space, our reliance on third-party distributors, representatives and retailers to sell certain of its products and the successful implementation of our product and operating system strategies. Furthermore, consolidation in the telecommunications industry could negatively impact our business because there would be fewer network operators and it could be more difficult to replace any lost customers. Any of these factors could have a negative impact on our Motorola Mobile segment and have an adverse effect on our consolidated financial results.
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
We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigations by the EC), intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. The sale of hardware products also exposes us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our businesses face intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.
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
Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefit of many of our acquisitions may not materialize.
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

Furthermore, many of these laws were adopted prior to the advent of the internet and related technologies and, as a result, do not contemplate or address the unique issues of the internet and related technologies. The laws that do reference the internet are being interpreted by the courts, but their applicability and scope remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad. Claims have also been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Moreover, current and new patent laws such as U.S. patent laws and European patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement.
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
Internet, technology, media, and other companies own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, patent holding companies may continue to seek to monetize patents they have purchased or otherwise obtained. As we have grown, the intellectual property rights claims against us have increased and may continue to increase as we develop new products, services, and technologies.
We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies, including Android, Google Search, Google AdWords, Google AdSense, Motorola products, Google Maps, Google Books, Google News, Google Image Search, Google Chrome, Google Talk, Google Voice, and YouTube, among others, infringe the intellectual property rights of others. Third parties have also sought broad injunctive relief against us by filing claims in U.S. and international courts and the U.S. International Trade Commission (ITC) for exclusion and cease and desist orders, which could limit our ability to sell our products or services in the U.S. or elsewhere if our products or services or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. Adverse results in any of these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.
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
The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of certain of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using without adequate notice for financial reasons, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities. Any errors or vulnerabilities in our products and services, or damage to or failure of our systems, could result in interruptions in our services, which could reduce our revenues and profits, and damage our brand.
Our international operations expose us to additional risks that could harm our business, operating results, and financial condition.
Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 55% of our consolidated revenues in the nine months ended September 30, 2013, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.
Most of our Motorola products are manufactured outside the U.S., primarily in China, Taiwan and Brazil. If our manufacturing in these countries is disrupted, our overall capacity could be reduced and sales or profitability could be negatively impacted. We require suppliers and business partners to comply with law and company policies regarding workplace and employment practices, environmental compliance and intellectual property licensing, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If any of them fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the salability of our products and expose us to financial obligations to third parties.
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

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects, including new businesses, products, services, technologies and acquisitions.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources.
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
The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from October 1, 2012 through September 30, 2013, the closing price of our Class A common stock ranged from $647.18 per share to $924.69 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

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
Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of September 30, 2013, Larry, Sergey, and Eric beneficially owned approximately 92.1% of our outstanding Class B common stock, representing approximately 62.2% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey's current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).
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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•
Our certificate of incorporation provides for a tri-class capital stock structure. As a result of this structure, Larry, Sergey, and Eric have significant influence over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets. This concentrated control could discourage others from initiating any potential merger, takeover, or other change of control transaction that other stockholders may view as beneficial. As noted above, the issuance of the Class C capital stock could have the effect of prolonging the influence of Larry, Sergey, and Eric.

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
Results of Google’s Transferable Stock Option (TSO) Program
Under our TSO program, eligible employees are able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options using the traditional method and then selling the underlying shares. In August 2013, we announced that the TSO program would be discontinued as of November 29, 2013.
The following table provides information with respect to sales by our employees of TSOs during the three months ended September 30, 2013 (unaudited):

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period (1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium (2)
		(in thousands)
July 1-31	37,748	$18,557	$49	$410.86	$491.59	$1.29
August 1-31	36,269	16,939	66	417.48	467.04	1.82
September 1-30	0	0	0	0	0	0
Total (except weighted-average per share amounts)	74,017	$35,496	$115	$414.11	$479.56	$1.55

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
In April 2009, we amended our TSO program to allow participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt). The following table provides information with respect to sales by our executive officers of TSOs during the three months ended September 30, 2013 (unaudited):

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Patrick Pichette	5,025	$1,845	$9
Total	5,025	$1,845	$9

ITEM 6.	EXHIBITS
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

GOOGLE INC.
Date: October 24, 2013	By:		/s/ PATRICK PICHETTE
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