Form 10-K
period 2013-12-31
Google Inc.
filed 2014-02-12
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
___________________________________________
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2013, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale price of such shares on the Nasdaq Global Select Market on June 28, 2013) was $214,573,249,181.
As of January 30, 2014, there were 279,883,488 shares of the registrant’s Class A common stock outstanding and 56,167,343 shares of the registrant’s Class B common stock outstanding.
 ____________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2014 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2013.

Google Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2013

i

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements include, among other things, statements regarding:

•	the growth of our business and revenues and our expectations about the factors that influence our success and trends in our business;

•
our plans to continue to invest in new businesses, products and technologies, systems, facilities, and infrastructure, to continue to hire aggressively and provide competitive compensation programs, as well as to continue to invest in acquisitions;

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

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	our continued investments in international markets;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations regarding the issuance and trading of our Class C stock; and

•	our expectations about the disposition of the Motorola Mobile business;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report, including without limitation, the following sections: Item 1 “Business,” Item 1A “Risk Factors,” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” in Item 1A of this report and those discussed in other documents we file with the Securities and Exchange Commission (SEC). We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
Overview

Google is a global technology leader focused on improving the ways people connect with information. We aspire to build products and provide services that improve the lives of billions of people globally. Our mission is to organize the world’s information and make it universally accessible and useful. Our innovations in web search and advertising have made our website a top internet property and our brand one of the most recognized in the world. Our Google segment generates revenues primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program and AdSense program to promote their products and services with advertising on both Google-owned properties and publishers' sites across the web.
Our Motorola Mobile segment is focused on mobile wireless devices and related products and services. In January 2014, we entered into an agreement with Lenovo Group Limited (Lenovo), a Hong Kong corporation, providing for the disposition of our Motorola Mobile segment. The transaction is expected to close in 2014.
Our business is primarily focused around the following key areas: search and display advertising, the Android operating system platform, consumer content through Google Play, enterprise, commerce and hardware products.
We were incorporated in California in September 1998 and reincorporated in Delaware in August 2003. Our headquarters are located at 1600 Amphitheatre Parkway, Mountain View, California 94043, and our telephone number is (650) 253-0000. We completed our initial public offering in August 2004 and our Class A common stock is currently listed on the Nasdaq Global Select Market under the symbol “GOOG.”
On January 30, 2014, we announced that our board of directors had approved a distribution of shares of our Class C capital stock as a dividend to our stockholders with a dividend record date of March 27, 2014 and a dividend payment date of April 2, 2014. On the first trading day expected to be April 3, 2014, Class C will be listed on the Nasdaq Global Select Market under the symbol "GOOG" and Class A will be listed on the Nasdaq Global Select Market under the symbol "GOOGL."
2013 Corporate Highlights

•	Android - Our Android operating system continues to grow with more than a billion Android devices activated globally as of September 2013.

•
Google Play - Google Play is an entirely cloud-based, digital entertainment store with more than a million apps and games plus millions of songs and books and thousands of movies that our users can find, enjoy and share on their computer, phone or tablet. Our new music subscription service, All Access, lets people listen to more than 20 million songs for $9.99 a month on any device.

•
Chromebooks and Chrome - Chromebooks are computers that are built for the way people work and live today. Chromebooks, like the Chrome browser, are built around the core tenets of speed, simplicity, and security. Today, eight of the top computer manufacturers are making Chromebooks, and Chromebooks are used in more than 5,000 schools. Chrome has made browsing the web simpler, speedier and safer for more than 750 million users around the world.

•
Chromecast - To help make it easy to bring users’ favorite online entertainment to the biggest screen in their house - the TV - we introduced Chromecast. Chromecast is a small and affordable device that users simply plug into their high-definition (HD) TV and it allows users to use their phone, tablet or laptop to "cast" online content to their TV screen. It works with Netflix, YouTube, Google Play Movies & TV, Google Play Music, HBO Go, Hulu Plus and Pandora. With Chromecast, we wanted to create an easy solution that works for everyone, for every TV in the house.

•
Nexus - We launched Nexus 5, our newest smartphone, in October 2013, that features an intelligently simple design that is precision-built from strong materials. It comes in black, white and red and has a 5” HD display, Snapdragon 800 processor, 4G/LTE and built-in wireless charging. In July 2013, we also launched a refreshed Nexus 7 tablet. The thinner, lighter and faster Nexus 7 delivers the perfect mix of power and portability. It features the world’s sharpest 7" tablet screen - putting over 2.3M pixels in the palm of each user’s hand.

•
Google Now - We continue to improve Google Now, which brings users information they want, when they need it. In 2013, we added a number of new cards for car rentals, concert tickets, commute sharing, NCAA football and new reminders, as well as improved public transit and updated TV cards, all appearing automatically throughout the day on any device at the moment users need them.

•
Ads - We introduced Enhanced Campaigns in February 2013 as a new way for advertisers to more easily create campaigns that run across multiple devices in AdWords. In addition, we launched Estimated Total Conversions, which helps our advertisers measure the full influence of their online campaigns as users move across multiple screens.

On January 29, 2014, we entered into an acquisition agreement with Lenovo to sell our Motorola Mobile segment. Google will retain the vast majority of Motorola Mobile's patent portfolio, which will be licensed back to Motorola Mobile for its continued operations. Under the terms of the acquisition agreement, Lenovo will acquire Motorola Mobile for total consideration of (i) $660 million in cash, subject to adjustments for working capital, deferred revenue and net debt, (ii) $750 million in Lenovo ordinary shares, based on the Lenovo share price at closing and (iii) a $1.5 billion interest free, three-year prepayable promissory note. We expect the transaction to close in 2014.
Search
Google Search continues to evolve and improve as more information comes online, and as people increasingly look to their mobile devices for answers throughout the day. While on the go, users can now ask questions of the Google Search app on Android and iOS in natural language and get answers - "Where’s my package? Do I need a jacket this weekend? Who built the Eiffel Tower? What year was it constructed?"
To enable this, we've expanded and improved our Knowledge Graph, which allows users to search for things, people or places that Google knows about, and built systems that recognize speech accurately and understand natural language. As described above, we are also making Google Now more useful, adding more kinds of cards that help with everything from car rentals, to concert tickets, to commute sharing, to reminders users can set for a specific place - so, for example, users can say "Remind me to pick up milk when I get to Shop Rite," and they will get a reminder when they get to the store.
In addition, we are constantly improving and adding to our products and services, to provide users with more relevant results so that users find what they are looking for faster. We also offer Product Listing Ads, which include richer product information, such as product image, price, and merchant information, without requiring additional keywords or ad text.
Advertising
The goal of AdWords, our primary auction-based advertising program, is to deliver ads that are so useful and relevant to search queries or web content that they are a form of information in their own right. With AdWords, advertisers create simple text-based ads that appear beside related search results or web content on our websites and on thousands of partner websites in our Google Network, which is the network of third parties that use our advertising programs to deliver relevant ads with their search results and content. Most of our AdWords customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer AdWords on a cost-per-impression basis that enables advertisers to pay us based on the number of times their ads appear on our websites and our Google Network Members’ websites as specified by the advertiser.
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
As consumers increasingly live their lives across multiple screens, we introduced enhanced campaigns in AdWords to help advertisers big and small create relevant campaigns across all devices more easily. All of the more than one million AdWords advertisers are now using this new system, and the feedback we have gotten from marketers has been very positive.
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

Through our DoubleClick advertising technology, we provide to publishers, agencies, and advertisers the ad serving technology, which is the infrastructure that enables billions of ads to be served each day across the web. Our DoubleClick Ad Exchange creates a real-time auction marketplace for the trading of display ad space. We aim to simplify display advertising so it is easier for advertisers and publishers to manage campaigns across different screens and formats.
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
Consumer Content and Platforms
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
Chromebook, Chrome, and Chromecast. As mentioned above, we launched several new hardware products this year including multiple Chromebooks, Nexus 5 (smartphone), Nexus 7 (7" tablet), and Chromecast (device allowing the consumer to "cast" online content to their TV screen), all of which received extremely positive user feedback.
Google+. Google+ allows users to share online just like users do in the real world, sharing different things with different people. As of October 2013, we had 540 million 30-day active users across our Google properties.
Google Play. Google Play is our digital entertainment store for apps, music, books and movies. We also launched our All Access music service this year which allows users to listen to our vast music library. This year we brought Google Play to more platforms so Play Music, Play Movies and Play Books can now be enjoyed on the iPhone and iPad, in addition to Android devices.
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
Google Wallet. Google Wallet is a virtual wallet that securely stores users’ credit and debit cards, offers, and rewards cards. Users can tap their phone to pay in-store using Google Wallet anywhere contactless payments are accepted. Users can also easily pay online and on their mobile devices at participating merchant sites and apps using Google Wallet. People can also easily send money to their friends through Gmail or through the Google Wallet app.
Enterprise
With Google's Enterprise products, we help users work the way they live by enhancing our consumer products used by billions with the features and controls their business needs to be productive, innovative and successful. These tools such as Google Apps (which includes Gmail, Google Drive, Calendar, Google Sites, and more) are built to let people work anywhere, anytime, on any device, without loss of security or control. We also provide versions of our Google Maps Application Programming Interface (API) for businesses (including fully interactive Google Maps for public and internal websites), as well as Google Earth Enterprise (a behind-the-company-firewall software solution for imagery and data visualization).
We now also offer infrastructure and cloud services to developers and businesses with Google Cloud Platform. This suite of services includes a Platform as a Service (PAAS) offering called Google App Engine, storage through Google Cloud Storage, real time analytics through Google BigQuery, Structured Query Language (SQL) through Google Cloud SQL, and Infrastructure as a Service (IAAS) via Google Compute Engine.
Motorola
The Motorola Mobile segment is focused on mobile wireless devices and related products and services and generates revenues primarily by selling hardware products. In January 2014, we entered into an agreement with

Lenovo providing for the disposition of our Motorola Mobile segment.
Research
We continue to develop new products and services and to enhance our existing ones through research and product development and the licensing and acquisition of third-party businesses and technology. Our product development philosophy is to launch innovative products early and often, and then iterate rapidly to make those products even better. We often post early-stage products at test locations online or directly on Google.com. We then use data and user feedback to decide if and how to invest further in those products.
Our research and development expenses were $5.2 billion, $6.8 billion, and $8.0 billion in 2011, 2012, and 2013, respectively, which included stock-based compensation expense of $1.1 billion, $1.3 billion, and $1.7 billion, respectively. We expect to continue to invest in building the employee and systems infrastructure needed to support the development of new products and services and to improve existing ones.
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
Sales and Support
We continue to develop and grow our sales and support infrastructure. We have over 85 offices in over 50 countries, the large majority of which include sales people. Our global sales and support infrastructure has specialized teams across vertical markets. We bring businesses into our advertising network through direct, remote, and online sales channels, using technology and automation wherever possible to improve our customers’ experience and to grow our business cost-effectively. Our direct advertising and sales teams focus on building relationships with the largest advertisers and leading internet companies. We have built a multi-product sales force, with teams selling campaigns that include search and display (including video) that appear on multiple devices used by consumers.
We provide customer service to our advertiser base through our global support organization. Our global support organization concentrates on helping our advertisers and Google Network Members get the most out of their relationship with us.
No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2011, 2012, or 2013.
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

•
Vertical search engines and e-commerce websites, such as Kayak (travel queries), Monster.com (job queries), WebMD (health queries), and Amazon.com and eBay (e-commerce). Some users will navigate directly to such websites rather than go through Google.

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
At December 31, 2013, we had 47,756 full-time employees, consisting of 18,593 in research and development, 15,348 in sales and marketing, 6,563 in general and administrative, and 7,252 in operations. All of Google’s full-time employees are also equity holders, with significant collective employee ownership. Although we have works councils and statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union and we consider our employee relations to be good. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff.
Global Operations and Geographic Data
We provide our products and services in more than 100 languages and in more than 50 countries, regions, and territories. On www.google.com or one of our other Google domains, users can find information in many different languages and in many different formats. The United States accounted for approximately 45% of our revenues in 2013. Information regarding financial data by geographic areas is set forth in Item 7 and Note 15 of Notes to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.
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
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website as well as on our investor relations Google+ page (https://plus.google.com/+GoogleInvestorRelations/posts). Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The content of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We generated 91% of Google revenues from our advertisers in 2013. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.

Our revenue growth rate could decline over time as a result of a number of factors, including as a result of:

•	increasing competition,

•	changes in property mix, platform mix and geographical mix,

•	the challenges in maintaining our growth rate as our revenues increase to higher levels,

•	the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate and

•	the success of our investments in new businesses, products, services, and technologies.

The revenue growth rate of our Motorola Mobile segment will also depend on a number of factors, including the success of our new products, our reliance on several large customers, the absence of long-term exclusivity arrangements with such customers, our ability to gain significant market share in the mobile devices space, our reliance on third-party distributors, representatives and retailers to sell certain of our products and the successful implementation of our product and operating system strategies. Furthermore, consolidation in the telecommunications industry could negatively impact our business because there would be fewer network operators and it could be more difficult to replace any lost customers. Any of these factors could have a negative impact on our Motorola Mobile segment and have an adverse effect on our consolidated financial results.

We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including Motorola, and new lines of business. For instance, our operating margin will experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members' websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. Both the margin on revenues we generate from our Google Network Members and the margin on revenues from our Motorola business are significantly less than the margin on revenues we generate from advertising on our websites. Also, the margins on advertising revenues from mobile devices and newer advertising formats are generally less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.

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

Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:

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

We rely on third parties to manufacture many of our assemblies and finished products, and we have third-party arrangements for the design of some components and parts. Our business could be negatively affected if we are not able to engage third parties with the necessary capabilities or capacity on reasonable terms, or if those we engage fail to meet their obligations (whether due to financial difficulties or other reasons), or make adverse changes in the pricing or other material terms of our arrangements with them.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures regarding a manufacturer's efforts to prevent the sourcing of such “conflict” minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the "conflict" minerals used in our products.

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

Our international operations are significant to our revenues and net income, and we plan to further expand internationally. International revenues accounted for approximately 55% of our consolidated revenues in 2013, and more than half of our user traffic has been coming from outside the U.S. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

Most of our Motorola products are manufactured outside the U.S., primarily in China, Taiwan and Brazil. If our manufacturing in these countries is disrupted, our overall capacity could be reduced and sales or profitability could be negatively impacted. We require suppliers and business partners to comply with the law and company policies regarding workplace and employment practices, environmental compliance and intellectual property licensing, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If any of them fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the salability of our products and expose us to financial obligations to third parties.

Moreover, in connection with Motorola Mobile's operations in Brazil, we have had and continue to have legal disputes and controversies, including tax, labor and trade compliance controversies and other legal matters that take many years to resolve. We incur legal and other costs in managing and defending these matters and expect to continue to incur such costs. Based on our assessment of these matters, we have recorded reserves on only a small portion of the total potential exposure. It is, however, very difficult to predict the outcome of legal disputes and controversies, including litigation, in Brazil and our ultimate exposure may be greater than our current assessments and related reserves.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and satisfy existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on our websites and our Google Network Members' websites.

•	Revenue fluctuations caused by changes in property mix, platform mix and geographical mix.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects, including new businesses, products, services, technologies and acquisitions.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources.
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

Our products and services depend on the ability of our users to access the internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. Such interference could result in a loss of existing users and advertisers, and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth.

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

The trading price of our Class A common stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 1, 2013 through December 31, 2013, the closing price of our Class A common stock ranged from $702.87 per share to $1,120.71 per share. The trading price of our Class A common stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	Commentary by industry and market professionals about our products, strategies, and other matters affecting our business and results, regardless of its accuracy.

•	The volume of shares of Class A common stock available for public sale.

•	Sales of Class A common stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).

•	Short sales, hedging, and other derivative transactions on shares of our Class A common stock.

In addition, following the settlement of litigation involving the authorization to distribute our non-voting Class C capital stock, our board of directors has approved a distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock. We expect that the market price for the shares of Class A common stock will generally reflect the effect of a two-for-one stock split once the dividend is distributed. Although we plan to list the Class C capital stock on The Nasdaq Stock Market, we cannot predict whether, or to what extent, a liquid trading market will develop for the Class C capital stock. If it does not or if the Class C capital stock is not attractive to targets as an acquisition currency or to our employees as an incentive, we may not achieve our objectives in creating this new class. As in the case of the Class A common stock, the trading price for the Class C capital stock may also be volatile and affected by the factors noted above, as well as by the difference in voting rights as between the Class A common stock and the Class C capital stock, the volume of Class C capital stock available for public sale and sales by us and our stockholders of Class C capital stock, including by institutional investors that may be unwilling, unable or choose not to hold non-voting shares they receive as part of the stock dividend. Whether or not the Class C capital stock is included in stock indices in the future may also affect the trading prices of the Class A common stock and the Class C capital stock.

In addition, the stock market in general, and the market for technology companies in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. These broad market and industry factors may harm the market price of our Class A common stock and our Class C capital Stock regardless of our actual operating performance.

The concentration of our stock ownership limits our stockholders' ability to influence corporate matters.

Our Class B common stock has 10 votes per share and our Class A common stock has one vote per share. As of December 31, 2013, Larry, Sergey, and Eric beneficially owned approximately 92.2% of our outstanding Class B common stock, representing approximately 61.7% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey's current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

This concentrated control limits or severely restricts our stockholders' ability to influence corporate matters and, as a result, we may take actions that our stockholders do not view as beneficial. As a result, the market price of our Class A common stock and our Class C capital stock could be adversely affected.

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
On April 11, 2013, we received a comment letter from the Securities and Exchange Commission (SEC) related to various issues with respect to our public filings, including discussions of advertising and Motorola revenues in Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2012 Annual Report on Form 10-K. We responded to the SEC on May 10, 2013. On June 27, 2013, November 13, 2013 and January 16, 2014, we received additional comment letters from the SEC on these and other matters. We responded to the first two comment letters on August 9, 2013 and December 20, 2013, respectively, and provided the SEC with supplemental analysis and information as requested by the SEC.

As of the date of the filing of this Annual Report on Form 10-K, we are working on responding to the latest comment letter received on January 16, 2014, and have not resolved the comments described above. We believe that we have properly disclosed information related to advertising and Motorola revenues and will continue to cooperate with the SEC to resolve the comments.

ITEM 2.	PROPERTIES
Our headquarters are located in Mountain View, California, where we own approximately 3.8 million square feet of office and building space and approximately fifteen acres of developable land to accommodate anticipated future growth. We also own sizable office and building space in New York, New York; Paris, France; and Dublin, Ireland. We operate and own data centers in the U.S., Europe, and Asia pursuant to various lease agreements and co-location arrangements.
In addition, we lease significant office space and undeveloped land in and near our headquarters in Mountain View, California. We also lease additional research and development, and sales and support offices throughout the United States and maintain leased facilities internationally in countries around the world.
Motorola also operates manufacturing facilities, research and development, administrative and sales offices in various U.S. locations and in many foreign countries. Motorola generally considers the productive capacity of its facilities to be adequate and sufficient for the requirements of its business. The extent of utilization of such manufacturing facilities varies from plant to plant and from time to time during the year.
We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS
For a description of our material pending legal proceedings, please see Note 11 “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

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

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$844.00	$695.52
June 30, 2013	920.60	761.26
September 30, 2013	928.00	845.56
December 31, 2013	1,121.00	842.98

Fiscal Year 2012 Quarters Ended:	High	Low
March 31, 2012	$670.25	$564.55
June 30, 2012	653.14	556.52
September 30, 2012	764.89	562.09
December 31, 2012	774.38	636.00
Our Class B common stock is neither listed nor traded.
Holders of Record

As of December 31, 2013, there were approximately, 2,536 stockholders of record of our Class A common stock, and the closing price of our Class A common stock was $1,120.71 per share as reported by the Nasdaq Global Select Market. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2013, there were approximately 74 stockholders of record of our Class B common stock.
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
The following graph compares the 5-year cumulative total return to shareholders on Google Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the RDG Internet Composite index, and the NASDAQ Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each index on December 31, 2008 and its relative performance is tracked through December 31, 2013. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Google Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index
*$100 invested on December 31, 2008 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Results of Google’s Transferable Stock Option (TSO) Program
Under our TSO program, eligible employees were able to sell vested stock options to participating financial institutions in an online auction as an alternative to exercising options in the traditional method and then selling the underlying shares. The TSO program was discontinued as of November 29, 2013.
The following table provides information with respect to sales by our employees of TSOs for the period from October 1, 2013 to November 29, 2013, which is the date the TSO program was discontinued.

	Aggregate Amounts			Weighted-Average Per Share Amounts
Period(1)	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)	Exercise Price of TSOs Sold	Sale Price of TSOs Sold	TSO Premium(2)
		(in thousands)
October 1 – 31	79,104	$47,600	$36	$415.67	$601.73	$0.46
November 1 – 29	50,621	32,957	22	390.62	651.06	0.44
Total (except weighted-average per share amounts)	129,725	$80,557	$58	$405.90	$620.98	$0.45

(1)
The TSO program was generally active during regular trading hours for the Nasdaq Global Select Market when our trading window was open. However, we had the right to suspend the TSO program at any time for any reason, including for maintenance and other technical reasons.

(2)
TSO premium was calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO.

Our TSO program allowed participation by executive officers (other than Larry Page, Sergey Brin, and Eric E. Schmidt). The following table provides information with respect to sales by our executive officers of TSOs for the period from October 1, 2013 to November 29, 2013, which is the date the TSO program was discontinued:

	Aggregate Amounts
Executive Officer	Number of Shares Underlying TSOs Sold	Sale Price of TSOs Sold	TSO Premium
		(in thousands)
Patrick Pichette	4,330	$1,943	$0
Total	4,330	$1,943	$0

ITEM 6.	SELECTED FINANCIAL DATA
The following selected consolidated financial data should be read in conjunction with Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
The consolidated statements of income data for the years ended December 31, 2011, 2012, and 2013 and the consolidated balance sheet data at December 31, 2012, and 2013 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2009 and 2010, and the consolidated balance sheet data at December 31, 2009, 2010, and 2011, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2009	2010	2011	2012	2013
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$23,651	$29,321	$37,905	$50,175	$59,825
Income from operations	8,312	10,381	11,742	12,760	13,966
Net income from continuing operations	6,520	8,505	9,737	10,788	12,214
Net income (loss) from discontinued operations	0	0	0	(51)	706
Net income	6,520	8,505	9,737	10,737	12,920
Net income (loss) per share of Class A and Class B common stock - basic
Continuing operations	$20.62	$26.69	$30.17	$32.97	$36.70
Discontinued operations	0.00	0.00	0.00	$(0.16)	$2.12
Net income per share of Class A and Class B common stock - basic	$20.62	$26.69	$30.17	$32.81	$38.82
Net income (loss) per share of Class A and Class B common stock - diluted
Continuing operations	$20.41	$26.31	$29.76	$32.46	$36.05
Discontinued operations	0.00	0.00	0.00	$(0.15)	$2.08
Net income per share of Class A and Class B common stock - diluted	$20.41	$26.31	$29.76	$32.31	$38.13

	As of December 31,
	2009	2010	2011	2012	2013
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$24,485	$34,975	$44,626	$48,088	$58,717
Total assets	40,497	57,851	72,574	93,798	110,920
Total long-term liabilities	1,746	1,614	5,516	7,746	7,703
Total stockholders’ equity	36,004	46,241	58,145	71,715	87,309

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.
Overview
Google is a global technology leader focused on improving the ways people connect with information. We aspire to build products and provide services that improve the lives of billions of people globally. Our mission is to organize the world’s information and make it universally accessible and useful. Our innovations in web search and advertising have made our website a top internet property and our brand one of the most recognized in the world.  Our Google segment generates revenues primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program and AdSense program to promote their products and services with advertising on both Google-owned properties and publishers' sites across the web.
Our Motorola Mobile segment is focused on mobile wireless devices and related products and services and generates revenues primarily by selling hardware products. In January 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile segment. The transaction is expected to close in 2014.
The Motorola Home segment was focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services. In December 2012, we entered into an agreement for the disposition of the Motorola Home segment. The transaction closed on April 17, 2013. All financial results related to Motorola Home were presented as net income (loss) from discontinued operations on the Consolidated Statements of Income.
Trends in Our Businesses
Advertising transactions continue to shift from offline to online as the digital economy evolves. This has contributed to the rapid growth of our business since inception, resulting in substantially increased revenues, and we expect that our business will continue to grow. However, our revenue growth rate has generally declined over time, and it could do so in the future as a result of a number of factors, including increasing competition, our investments in new business strategies, products, services, and technologies, changes in our product mix, shifts in the geographic mix of our revenues, query growth rates and how users make queries, challenges in maintaining our growth rate as our revenues increase to higher levels, and the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and other markets in which we participate.
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
The main focus of our advertising programs is to help businesses reach people in the moments that matter across all devices with smarter ads that are relevant to their intent and context, reflecting our commitment to constantly improve their overall web experience. As a result, we expect to continue to take steps to improve the relevance of the ads displayed on our websites and our Google Network Members’ websites. These steps include not displaying ads that generate low click-through rates or that send users to irrelevant or otherwise low-quality websites, updating our advertising policies and ensuring their compliance, and terminating our relationships with those Google Network Members whose websites do not meet our quality requirements. We may also continue to take steps to reduce the number of accidental clicks by our users. These steps could negatively affect the growth rate of our revenues.
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
The operating margin we realize on revenues generated from ads placed on our Google Network Members’ websites through our AdSense program is significantly lower than the operating margin we realize from revenues generated from ads placed on our websites because most of the advertiser fees from ads served on Google Network Members’ websites are shared with our Google Network Members. For the past five years, growth in advertising revenues from our websites has generally exceeded that from our Google Network Members’ websites. This trend has had a positive impact on our operating margins, and we expect that this will continue for the foreseeable future, although the relative rate of growth in revenues from our websites compared to the rate of growth in revenues from our Google Network Members’ websites may vary over time. Also, the margins on advertising revenues from mobile phones and other newer advertising formats are generally lower than those from desktop computers and tablets. We expect this trend to continue to pressure our margins, particularly if we fail to realize the opportunities we anticipate with the transition to a dynamic multi-screen environment.
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
From an overall business perspective, we continue to invest aggressively in areas of strategic focus, our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to continue to hire aggressively for 2014 and provide competitive compensation programs to our employees. Our full-time employee headcount was 53,861 (including 11,113 headcount from Motorola Mobile and 5,204 from Motorola Home) at December 31, 2012, and 47,756 (including 3,894 headcount from Motorola Mobile) at December 31, 2013. Acquisitions will also remain an important component of our strategy and use of capital. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, manufacturing and inventory-related costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.
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
Other revenues consist of non-advertising revenues including licensing, hardware and digital content. We expect other revenues to continue to grow. However, operating margin on other revenues is generally lower than that on advertising revenues.
Results of Operations
We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). In December 2012, we entered into an agreement for the disposition of the Motorola Home segment, and consequently, financial results related to Motorola Home were presented as net income (loss) from discontinued operations in the Consolidated Statements of Income in all periods presented. In April 2013, we completed the disposition of the Motorola Home segment.
In January 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile segment. The transaction is expected to close in 2014. As we evaluate the impact of this agreement, we expect financial results of Motorola Mobile will be presented as net income (loss) from discontinued operations on the Consolidated Statements of Income and assets and liabilities of Motorola Mobile to be disposed of will be presented as held for sale on the Consolidated Balance Sheets beginning in the first quarter of 2014.
Subsequent to the acquisition of Motorola, we initiated a restructuring plan of our Motorola business. See Note 9 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further discussion of this restructuring plan and the associated restructuring charges.
The following table presents our historical operating results as a percentage of revenues for the periods indicated:

	Year Ended December 31,
	2011	2012	2013
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	100.0%	91.8%	92.8%
Motorola Mobile (hardware and other)	0.0	8.2	7.2
Total revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues - Google (advertising and other)	34.8	34.2	36.8
Cost of revenues - Motorola Mobile (hardware and other)	0.0	6.9	6.5
Research and development	13.6	13.5	13.3
Sales and marketing	12.1	12.2	12.1
General and administrative	7.2	7.8	8.0
Charge related to the resolution of Department of Justice investigation	1.3	0	0
Total costs and expenses	69.0%	74.6%	76.7%
Income from operations	31.0	25.4	23.3
Interest and other income, net	1.5	1.3	0.9
Income from continuing operations before income taxes	32.5	26.7	24.2
Provision for income taxes	6.8	5.2	3.8
Net income from continuing operations	25.7	21.5	20.4
Net income (loss) from discontinued operations	0.0	(0.1)	1.2
Net income	25.7%	21.4%	21.6%
Revenues by Segment
The following table presents our segment revenues, by revenue source, for the periods presented (in millions):

	Year Ended December 31,
	2011	2012	2013

Advertising revenues:
Google websites	$26,145	$31,221	$37,453
Google Network Members' websites	10,386	12,465	13,125
Total advertising revenues	36,531	43,686	50,578
Other revenues	1,374	2,353	4,972
Google segment revenues	$37,905	$46,039	$55,550

Motorola Mobile segment revenues	0	4,136	4,443

Elimination and other	0	0	(168)

Total revenues	$37,905	$50,175	$59,825

Google segment
The following table presents our Google segment revenues, by revenue source, as a percentage of total Google segment revenues for the periods presented:

	Year Ended December 31,
	2011	2012	2013
Advertising revenues:
Google websites	69.0%	67.8%	67.4%
Google Network Members' websites	27.4	27.1	23.6
Total advertising revenues	96.4%	94.9%	91.0%
Other revenues	3.6	5.1	9.0
Total revenues	100.0%	100.0%	100.0%

Google websites as % of advertising revenues	71.6%	71.5%	74.0%
Google Network Members’ websites as % of advertising revenues	28.4%	28.5%	26.0%

Our Google segment revenues increased $9,511 million from 2012 to 2013. This increase resulted primarily from an increase in advertising revenues generated by Google websites and an increase in other revenues, and to a lesser extent, an increase in advertising revenues generated by Google Network Members' websites. The increase in other revenues was mainly driven by higher sales related to digital content and hardware products. The increase in advertising revenues for Google websites and Google Network Members' websites resulted primarily from an increase in the number of paid clicks through our advertising programs, as paid clicks on Google websites and Google Network Members' websites increased approximately 25% from 2012 to 2013. The increase in the number of paid clicks generated through our advertising programs was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members, partially offset by certain advertising policy changes. The impact from the increase in paid clicks on our revenue growth was partially offset by a decrease in the average cost-per-click paid by our advertisers. Average cost-per-click on Google websites and Google Network Members' websites decreased approximately 8% from 2012 to 2013. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the introduction of new products as well as changes in property mix, platform mix and geographical mix, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Our Google segment revenues increased $8,134 million from 2011 to 2012. This increase resulted primarily from an increase in advertising revenues generated by Google websites and Google Network Members’ websites and, to a lesser extent, an increase in other revenues driven by hardware product sales. The increase in advertising revenues for Google websites and Google Network Members’ websites resulted primarily from an increase in the number of paid clicks through our advertising programs, as aggregate paid clicks on Google websites and Google Network Members’ websites increased approximately 34% from 2011 to 2012. The increase in the number of paid clicks generated through our advertising programs was due to an increase in aggregate traffic across all platforms, certain monetization improvements including new ad formats, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members. The impact of this increase was partially offset by a decrease in the average cost-per-click paid by our advertisers. Average cost-per-click on Google websites and Google Network Members’ websites decreased approximately 12% from 2011 to 2012. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as introduction of new products as well as changes in property mix, platform mix and geographical mix, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
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
Other revenues in our Google segment increased $2,619 million from 2012 to 2013 and also increased as a percentage of the segment revenues. The increase was primarily due to growth of our digital content products, such as apps, music and movies. Additionally, we experienced an increase in our hardware revenues due to Chromecast, directly-sold Nexus products and Chrome OS devices. In 2011, other revenue was not a significant driver of overall Google segment revenues.
Motorola Mobile segment
Our Motorola Mobile segment revenues increased $307 million from 2012 to 2013. The increase was due to approximately seven months of results being included in 2012 while twelve months of results were included in 2013 and a 14% increase in average selling price (“ASP”) related to new product launches and changes in product mix during the year, partially offset by a 6% decrease in units shipped during 2013. We note that results between 2012 and 2013 are not comparable due to the significant restructuring efforts to simplify the product portfolio completed over the nineteen-month period.
The increase in the Motorola Mobile segment revenues from 2011 to 2012 resulted from the inclusion of revenues from the Motorola Mobile segment of $4,136 million subsequent to the acquisition in May 2012.
Elimination and other
Beginning in the third quarter of 2013, Google and Motorola Mobile segment revenues have been impacted by intersegment transactions that are eliminated in consolidation. Additionally, segment revenues associated with certain products were recognized during the year in our segment results, but deferred to future periods in our consolidated financial statements. This presentation is consistent with what is provided to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing their performance.
Revenues by Geography
The following table presents our Google segment domestic and international revenues as a percentage of Google segment revenues, determined based on the billing addresses of our customers for our Google segment:

	Year Ended December 31,
	2011	2012	2013
United States	46%	46%	45%
United Kingdom	11%	11%	10%
Rest of the world	43%	43%	45%
The following table presents our consolidated domestic and international revenues as a percentage of consolidated revenues, determined based on the billing addresses of our customers for our Google segment, and ship-to addresses of our customers for our Motorola Mobile segment:

	Year Ended December 31,
	2011	2012	2013
United States	46%	47%	45%
United Kingdom	11%	10%	9%
Rest of the world	43%	43%	46%
The growth in revenues from the rest of the world as a percentage of the Google segment and consolidated revenues from 2012 to 2013 resulted largely from increased acceptance of our advertising programs, and our continued progress in developing localized versions of our products for the international markets as well as increased revenues from the rest of the world in our Motorola Mobile segment in 2013 as compared to 2012.

Foreign Exchange Impact on Revenues
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Japanese yen and Brazilian real) from 2012 to 2013 had an unfavorable impact on our international revenues, which was partially offset by the general weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro). Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $67 million or 1.2% higher and our revenues from the rest of the world would have been approximately $613 million or 2.2% higher in 2013. This is before consideration of hedging gains of $63 million and $32 million recognized to revenues from the United Kingdom and the rest of the world in 2013.
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
Although we expect to continue to make investments in international markets, these investments may not result in an increase in our international revenues as a percentage of total revenues in 2014 or thereafter. See Note 15 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information about geographic areas.

Costs and Expenses
Cost of Revenues
Cost of revenues consists primarily of traffic acquisition costs. Traffic acquisition costs consist of amounts paid to our Google Network Members under AdSense arrangements and to certain other partners (our distribution partners) who distribute our toolbar and other products (collectively referred to as access points) or otherwise direct search queries to our website (collectively referred to as distribution arrangements). These amounts are primarily based on the revenue share and fixed fee arrangements with our Google Network Members and distribution partners.
Certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively - or at all - based on revenue share. These fees are non-refundable. Further, these arrangements are terminable at will, although under the terms of certain contracts we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these arrangements over the estimated useful lives of the access points to the extent we can reasonably estimate those lives and they are one year or longer, or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenues.
Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs; hardware inventory costs; credit card and other transaction fees related to processing customer transactions; amortization of acquisition-related intangible assets; and content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. We also license content on the pages of our websites from which the content is sold and share most of the fees these sales generate with content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or the amount determined on a straight-line basis, whichever is greater, over the term of the agreements.
In addition, cost of revenues includes manufacturing and inventory-related costs primarily from our Motorola Mobile segment.
The following tables present our cost of revenues by operating segment, our traffic acquisition costs, and traffic acquisition costs as a percentage of advertising revenues in the Google segment, for the periods presented (dollars in millions):

	Year Ended December 31,
	2011	2012	2013
Google	$12,939	$16,816	$21,524
Motorola Mobile	0	3,294	3,773
Unallocated items	249	524	561
Total	$13,188	$20,634	$25,858

	Year Ended December 31,
	2011	2012	2013
Traffic acquisition costs related to AdSense arrangements	$7,294	$8,791	$9,293
Traffic acquisition costs related to distribution arrangements	1,517	2,165	2,965
Traffic acquisition costs	$8,811	$10,956	$12,258
Traffic acquisition costs as a percentage of Google segment advertising revenues	24.1%	25.1%	24.2%
Google segment
Cost of revenues for the Google segment increased $4,708 million from 2012 to 2013. The increase was due to increases in traffic acquisition costs of $1,302 million resulting from more distribution fees paid, more fees paid for additional traffic directed to our websites, as well as more advertiser fees generated through our AdSense program. The remaining increase was primarily driven by an increase in data center costs, hardware inventory costs as a result of increased hardware sales, content acquisition costs as a result of increased activities related to YouTube and digital content, and revenue share payments to mobile carriers and original equipment manufacturers (OEMs). The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily as a result of a shift of mix between Google website revenue and Google Network Members' websites.
Cost of revenues for the Google segment increased $3,877 million from 2011 to 2012. The increase was primarily related to an increase in traffic acquisition costs of $2,145 million resulting from more advertiser fees generated through our AdSense program, more traffic directed to our websites, as well as more distribution fees paid. The remaining increase was primarily driven by increases in data center costs, hardware inventory costs and content acquisition costs. The increase in traffic acquisition costs as a percentage of advertising revenues was primarily the result of a greater increase in traffic acquisition costs related to distribution arrangements compared to the increase in advertising revenues generated by Google websites.
Motorola Mobile segment
Cost of revenues for the Motorola Mobile segment were not comparable between 2012 and 2013 because approximately seven months of results were included in 2012 while twelve months of results were included in 2013. Additionally, we conducted various restructuring activities to simplify the Motorola Mobile product portfolio subsequent to the acquisition in May 2012.
Unallocated Items
Unallocated items, including stock-based compensation expense, as well as restructuring and related charges, are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of total revenues in 2014 and in future periods, primarily as a result of increases in traffic acquisition costs, data center costs, hardware and inventory costs, manufacturing and inventory-related costs, content acquisition costs, credit card and other transaction fees, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development
The following table presents our research and development expenses by operating segment for the periods presented (dollars in millions):

	Year Ended December 31,
	2011	2012	2013
Google	$4,101	$4,809	$5,496
Motorola Mobile	0	474	702
Unallocated items	1,061	1,510	1,754
Total	$5,162	$6,793	$7,952
Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development activities relating to new and existing products and services, as well as depreciation and equipment-related costs. We expense research and development costs as incurred.
Google segment
Research and development expenses for the Google segment increased $687 million from 2012 to 2013 and as a percentage of Google segment revenues remained relatively flat from 2012 to 2013. The increase in expenses was primarily due to an increase in labor and facilities-related costs of $596 million, largely as a result of an 18% increase in research and development headcount.
Research and development expenses for the Google segment increased $708 million from 2011 to 2012 and as a percentage of Google segment revenues remained relatively flat from 2011 to 2012. The increase in expenses was primarily due to an increase in labor and facilities-related costs of $359 million, largely as a result of a 15% increase in research and development headcount, an increase in depreciation and equipment-related expenses of $147 million, and an increase in professional services expense of $66 million.
Motorola Mobile segment
Research and development expenses for the Motorola Mobile segment were not comparable between 2012 and 2013 because approximately seven months of results were included in 2012 while twelve months of results were included in 2013. Additionally, we conducted various restructuring activities to simplify the Motorola Mobile product portfolio subsequent to the acquisition in May 2012.
Unallocated Items
Unallocated items, including stock-based compensation expense, as well as restructuring and related charges, are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.
We expect that research and development expenses will increase in dollar amount in 2014 and future periods because we expect to continue to invest in building the necessary employee and system infrastructure required to support the development of new, and to improve existing, products and services.
Sales and Marketing
The following table presents our sales and marketing expenses by operating segment for the periods presented (dollars in millions):

	Year Ended December 31,
	2011	2012	2013
Google	$4,228	$5,017	$6,002
Motorola Mobile	0	524	678
Elimination and unallocated items	361	602	573
Total	$4,589	$6,143	$7,253
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.
Google segment
Sales and marketing expenses for the Google segment increased $985 million from 2012 to 2013 and as a percentage of Google segment revenues remained flat from 2012 to 2013. The increase in expenses was primarily due to an increase in advertising and promotional expenses of $674 million, as well as an increase in labor and facilities-related costs of $233 million, largely as a result of a 13% increase in sales and marketing headcount.
Sales and marketing expenses for the Google segment increased $789 million from 2011 to 2012 and as a percentage of Google segment revenues remained flat from 2011 to 2012. The increase in expenses was primarily due to an increase in labor and facilities-related costs of $390 million, largely as a result of a 14% increase in sales and marketing headcount, as well as an increase in advertising and promotional expenses of $288 million.
Motorola Mobile segment
Sales and marketing expenses for the Motorola Mobile segment were not comparable between 2012 and 2013 because approximately seven months of results were included in 2012 while twelve months of results were included in 2013. Additionally, we conducted various restructuring activities to simplify the Motorola Mobile product portfolio subsequent to the acquisition in May 2012.
Elimination and Unallocated Items
Elimination items represent intersegment transactions that are eliminated in consolidation. Unallocated items, including stock-based compensation expense, as well as restructuring and related charges, are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.
We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of total revenues in 2014 and future periods, as we expand our business globally, increase advertising and promotional expenditures in connection with new and existing products, and increase the level of service we provide to our advertisers, Google Network Members, and other partners.
General and Administrative
The following table presents our general and administrative expenses by operating segment for the periods presented (dollars in millions):

	Year Ended December 31,
	2011	2012	2013
Google	$2,421	$3,090	$3,967
Motorola Mobile	0	236	319
Unallocated items	303	519	510
Total	$2,724	$3,845	$4,796
General and administrative expenses consist primarily of compensation and related costs for personnel and facilities, and include costs related to our facilities, finance, human resources, information technology and legal organizations, as well as fees for professional services. Professional services are principally comprised of outside legal, audit, information technology consulting, and outsourcing services. General and administrative expenses also include amortization of certain acquisition-related intangible assets.
Google segment

General and administrative expenses for the Google segment increased $877 million from 2012 to 2013 and as a percentage of Google segment revenues remained relatively flat from 2012 to 2013. The increase in expenses was primarily due to an increase in labor and facilities-related costs of $396 million, largely as a result of a 15% increase in general and administrative headcount, an increase in depreciation and equipment-related expense of $222 million, as well as an increase in amortization of acquired intangible assets of $157 million.
General and administrative expenses for the Google segment increased $669 million from 2011 to 2012 and as a percentage of Google segment revenues remained relatively flat from 2011 to 2012. This increase in expenses was primarily due to an increase in amortization of acquired intangible assets of $274 million, an increase in professional services expense of $147 million, the majority of which was related to legal costs, and an increase in labor and facilities-related costs of $122 million, primarily as a result of an 11% increase in general and administrative headcount.
Motorola Mobile segment
General and administrative expenses for the Motorola Mobile segment were not comparable between 2012 and 2013 because approximately seven months of results were included in 2012 while twelve months of results were included in 2013. Additionally, we conducted various restructuring activities to simplify the Motorola Mobile product portfolio subsequent to the acquisition in May 2012.
Unallocated Items
Unallocated items, including stock-based compensation expense, as well as restructuring and related charges, are not allocated to each segment because we do not include this information in our measurement of the performance of our operating segments.
As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of total revenues in 2014 and in future periods.
Charge Related to the Resolution of Department of Justice Investigation
In connection with a resolution of an investigation by the United States Department of Justice into the use of Google advertising by certain advertisers, we accrued $500 million during the first quarter of 2011, which was paid in August 2011 upon final resolution of that matter.
Restructuring and related charges
The following table presents our restructuring and related charges for the periods presented (dollars in millions):

	Year Ended December 31,
	2011	2012	2013
Restructuring and related charges (1)	$0	$632	$182
(1) These amounts are included in the previously discussed sections above, as unallocated items related to cost of revenues, research and development, sales and marketing, and general and administrative expenses.
Restructuring and related charges decreased $450 million from 2012 to 2013 because we completed the majority of our restructuring and related activities related to Motorola in 2012.
Stock-Based Compensation
The following table presents our stock-based compensation for the periods presented (dollars in millions):

	Year Ended December 31,
	2011	2012	2013
Stock-based compensation (1) (2)	$1,974	$2,523	$3,247
(1) These amounts are included in the previously discussed sections above, as unallocated items related to cost of revenues, research and development, sales and marketing, and general and administrative expenses.
(2) Stock-based compensation expenses of $126 million and $21 million are included in "restructuring and related charges" above for the years ended December 31, 2012 and 2013.

Stock-based compensation increased $724 million from 2012 to 2013 and as a percentage of consolidated revenues remained flat from 2012 to 2013. This increase in expenses was primarily due to an increase in headcount to support our growing business.
Stock-based compensation increased $549 million from 2011 to 2012 and as a percentage of consolidated revenues remained flat from 2011 to 2012. This increase in expenses was primarily due to additional stock awards issued to existing and new employees, as well as awards issued in connection with the acquisition of Motorola.
Stock-based compensation expense for the Motorola Home segment was included in net income (loss) from discontinued operations.
We estimate stock-based compensation related to awards granted through December 31, 2013 to be approximately $3.1 billion in 2014 and $3.2 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after December 31, 2013 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Interest and Other Income, Net
Interest and other income, net, decreased $96 million from 2012 to 2013. This decrease was primarily driven by a decrease in the gain on divestiture of businesses (other than Motorola Home) of $245 million and a decrease in the realized gain on investments of $81 million, partially offset by a decrease in foreign currency exchange loss of $152 million and an increase in interest income of $72 million.
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
As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in 2014 and future periods.
Provision for Income Taxes
The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Year Ended December 31,
	2011	2012	2013
Provision for income taxes	$2,589	$2,598	$2,282
Effective tax rate	21.0%	19.4%	15.7%
The federal research and development credit expired on December 31, 2011. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. The effects of these changes in the tax law have resulted in a tax benefit which was recognized in the first quarter of 2013, the quarter in which the law was enacted.
Our provision for income taxes and our effective tax rate decreased from 2012 to 2013, primarily as a result of proportionately more earnings realized in countries that have lower statutory tax rates as well as the federal research and development credit related to the American Taxpayer Relief Act of 2012.
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
Our effective tax rate could fluctuate significantly on a quarterly basis and could be adversely affected to the extent earnings are lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates. Our effective tax rate could also fluctuate due to the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, by changes in the valuation of our deferred tax assets or liabilities, or by changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other tax authorities, including European governments. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes.
See Critical Accounting Policies and Estimates below for additional information about our provision for income taxes.
A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 14 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Net Income (Loss) from Discontinued Operations
On April 17, 2013, we completed the disposition of the Motorola Home segment to Arris and certain other persons for consideration of approximately $2,412 million in cash, including cash of $2,238 million received on the closing date and certain post-closing adjustments of $174 million received in the third quarter of 2013, and approximately $175 million in Arris' common stock (10.6 million shares). Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris. Additionally, in connection with the disposition, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, for which we recorded an indemnification liability of $175 million, the majority of which was settled during 2013.
The disposition resulted in a net gain of $757 million, which was presented as part of net income from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2013.
The Motorola Home segment results have been presented as a discontinued operation for the years ended December 31, 2012 and 2013. The following table provides the financial results included in net income (loss) from discontinued operations during the periods presented (in millions):

	Year ended December 31,
	2012	2013
Revenues	$2,028	$804

Loss from discontinued operations before income taxes	(22)	(67)
(Provision for)/Benefits from income taxes	(29)	16
Gain on disposal	0	757
Net (loss) income from discontinued operations	$(51)	$706
Quarterly Results of Operations
The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Please note that previously reported quarters have been adjusted to show discontinued operations for the disposition of the Motorola Home business.
The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2013. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
	(In millions, except per share amounts) (unaudited)
Consolidated Statements of Income Data:
Revenues:
Google (advertising and other)	$10,645	$10,964	$11,526	$12,905	$12,951	$13,107	$13,754	$15,707
Motorola Mobile (hardware and other)	0	843	1,778	1,514	1,018	998	1,139	1,151
Total revenues	10,645	11,807	13,304	14,419	13,969	14,105	14,893	16,858
Costs and expenses:
Cost of revenues - Google (advertising and other)	3,789	3,984	4,440	4,963	5,136	5,195	5,409	6,253
Cost of revenues - Motorola Mobile (hardware and other)	0	693	1,515	1,250	808	868	1,004	1,185
Research and development	1,441	1,538	1,879	1,935	1,837	1,987	2,017	2,111
Sales and marketing	1,269	1,413	1,710	1,751	1,586	1,735	1,806	2,126
General and administrative	757	942	1,020	1,126	1,125	1,197	1,213	1,261
Total costs and expenses	7,256	8,570	10,564	11,025	10,492	10,982	11,449	12,936
Income from operations	3,389	3,237	2,740	3,394	3,477	3,123	3,444	3,922
Interest and other income, net	156	253	65	152	134	247	24	125
Income from continuing operations before income taxes	3,545	3,490	2,805	3,546	3,611	3,370	3,468	4,047
Provision for income taxes	655	657	647	639	287	816	513	666
Net income from continuing operations	$2,890	$2,833	$2,158	$2,907	$3,324	$2,554	$2,955	$3,381
Net income (loss) from discontinued operations	0	(48)	18	(21)	22	674	15	(5)
Net income	$2,890	$2,785	$2,176	$2,886	$3,346	$3,228	$2,970	$3,376
Net income (loss) per share - basic:
Continuing operations	$8.88	$8.68	$6.59	$8.83	$10.06	$7.68	$8.86	$10.10
Discontinued operations	0	(0.14)	0.05	$(0.06)	$0.07	$2.03	$0.04	$(0.02)
Net income per share - basic	$8.88	$8.54	$6.64	$8.77	$10.13	$9.71	$8.90	$10.08
Net income (loss) per share - diluted:
Continuing operations	$8.75	$8.56	$6.48	$8.68	$9.87	$7.55	$8.71	$9.91
Discontinued operations	0	(0.14)	0.05	(0.06)	0.07	1.99	0.04	(0.01)
Net income per share - diluted	$8.75	$8.42	$6.53	$8.62	$9.94	$9.54	$8.75	$9.90
The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2013:

	Quarter Ended
	Mar 31, 2012	Jun 30, 2012	Sep 30, 2012	Dec 31, 2012	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013
Revenues:
Google (advertising and other)	100.0%	92.9%	86.6%	89.5%	92.7%	92.9%	92.4%	93.2%
Motorola Mobile (hardware and other)	0	7.1	13.4	10.5	7.3	7.1	7.6	6.8
Total revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues - Google (advertising and other)	35.6	33.7	33.4	34.4	36.8	36.8	36.3	37.1
Cost of revenues - Motorola Mobile (hardware and other)	0	5.9	11.3	8.7	5.7	6.2	6.7	7.0
Research and development	13.5	13.0	14.1	13.4	13.2	14.1	13.5	12.5
Sales and marketing	11.9	12.0	12.9	12.2	11.4	12.3	12.1	12.6
General and administrative	7.2	8.0	7.7	7.8	8.0	8.5	8.3	7.5
Total costs and expenses	68.2	72.6	79.4	76.5	75.1	77.9	76.9	76.7
Income from operations	31.8	27.4	20.6	23.5	24.9	22.1	23.1	23.3
Interest and other income, net	1.5	2.1	0.5	1.1	1.0	1.8	0.2	0.7
Income from continuing operations before income taxes	33.3	29.5	21.1	24.6	25.9	23.9	23.3	24.0
Provision for income taxes	6.2	5.5	4.9	4.4	2.1	5.8	3.4	4.0
Net income from continuing operations	27.1%	24.0%	16.2%	20.2%	23.8%	18.1%	19.9%	20.0%
Net income (loss) from discontinued operations	0%	(0.4)%	0.1%	(0.2)%	0.2%	4.8%	0.1%	0%
Net income	27.1%	23.6%	16.3%	20.0%	24.0%	22.9%	20.0%	20.0%
Liquidity and Capital Resources
As of December 31, 2013, we had $58.7 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate securities, mortgage-backed securities and asset-backed securities.
As of December 31, 2013, $33.6 billion of the $58.7 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. At December 31, 2013, we had unused letters of credit for approximately $173 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2013, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that mature at various dates through June 2014. Average commercial paper borrowings during the year were $2.1 billion and the maximum amount outstanding during the year was $2.5 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2013, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
In May 2011, we issued $3.0 billion of unsecured senior notes in three equal tranches, due in 2014, 2016, and 2021, with stated interest rates of 1.25%, 2.125%, and 3.625%. The net proceeds from the sale of the notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. In May 2013, we reclassified the first tranche of $1.0 billion unsecured senior notes due in May 2014 as short-term debt. We plan to issue $1.0 billion of long-term debt when this note matures in 2014. As of December 31, 2013, the total carrying value and estimated fair value of these notes were $3.0 billion and $3.1 billion. The estimated fair value was based on quoted prices for our publicly-traded debt as of December 31, 2013. We are not subject to any financial covenants under the notes.
In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028 with an option to purchase in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value at December 31, 2013.

In summary, our cash flows are as follows (in millions):

	Year Ended December 31,
	2011	2012	2013
Net cash provided by operating activities	$14,565	$16,619	$18,659
Net cash used in investing activities	(19,041)	(13,056)	(13,679)
Net cash provided by (used in) financing activities	807	1,229	(857)
Cash Provided by Operating Activities
Our largest source of cash provided by operating cash flows is advertising revenues generated by Google websites and Google Network Members' websites. We also generate cash from the sale of our hardware products, primarily in the Motorola Mobile segment. Our primary uses of cash from operating activities include payments to our Google Network Members and distribution partners, which are based on the revenue share or fixed fee arrangements, as well as payments for manufacturing and inventory-related costs primarily for the Motorola Mobile segment. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures and income taxes.
Cash provided by operating activities consist of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, deferred income taxes, excess tax benefits from stock-based award activities, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities increased from 2012 to 2013, primarily due to increased net income adjusted for gain on divestiture of businesses, depreciation and amortization expense on property and equipment, stock-based compensation expense, and amortization of intangible assets. These increases were partially offset by the net decrease in cash from changes in working capital primarily as a result of a decrease in income taxes, an increase in accounts receivable and inventories, offset by an increase in accounts payable.
Net cash provided by operating activities increased from 2011 to 2012, primarily due to increased net income adjusted for gain on divestiture of businesses, stock-based compensation expense, depreciation and amortization expense on property and equipment and amortization of intangible assets. In addition, there was a net increase in cash from changes in working capital primarily driven by an increase in income taxes and a decrease in accounts receivable and inventories. These increases were partially offset by the net increase in prepaid and other assets and a decrease in accounts payable.

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
Cash used in investing activities increased from 2012 to 2013, primarily attributable to a net increase in purchases of marketable securities and an increase in capital expenditures primarily related to our production equipment, data centers, and real estate purchases. This increase was partially offset by lower spend related to acquisitions and an increase in proceeds received from divestiture of businesses.
Cash used in investing activities decreased from 2011 to 2012, primarily attributable to a decrease in purchases of marketable securities, partially offset by a decrease in maturities and sales of marketable securities and an increase in spend related to acquisitions due to the purchase of Motorola in 2012.
In order to manage expected increases in internet traffic, advertising transactions, and new products and services, and to support our overall global business expansion, we expect to make significant investments in production equipment, our systems, data centers, corporate facilities, and information technology infrastructure in 2014 and thereafter. However, the amount of our capital expenditures has fluctuated and may continue to fluctuate on a quarterly basis.
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
Cash used in financing activities increased from 2012 to 2013, primarily driven by an increase in net cash payments related to debt and, to a lesser extent, an increase in net payments for stock-based award activities.
Cash provided by financing activities increased from 2011 to 2012, primarily driven by an increase in net cash proceeds received related to debt, partially offset by an increase in net payments for stock-based award activities.
Contractual Obligations as of December 31, 2013

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating lease obligations, net of sublease income amounts	$4,038	$499	$915	$788	$1,836
Purchase obligations and other	3,293	2,407	680	80	126
Long-term debt obligations, including capital lease obligations	3,601	1,079	1,358	73	1,091
Other long-term liabilities reflected on our balance sheet	251	114	48	55	34
Total contractual obligations	$11,183	$4,099	$3,001	$996	$3,087

Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring primarily between 2014 and 2063. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the above table. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Certain leases have adjustments for market provisions.
Purchase Obligations
Purchase obligations represent non-cancelable contractual obligations at December 31, 2013. These contracts are primarily related to certain of our distribution arrangements, video and other content licensing revenue sharing arrangements, data center operations and facility build-outs, as well as purchase of inventory.
Long-term Debt Obligations
Long-term debt obligations represent principal and interest payments to be made over the life of our unsecured senior notes issued in May 2011 and our capital lease obligation incurred in August 2013. Please see Note 4 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.
Other Long-Term Liabilities
Other long-term liabilities represent cash obligations recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities and consist primarily of payments owed in connection with certain investments and asset retirement obligations.
In addition to the amounts above, we had long-term taxes payable of $2.7 billion as of December 31, 2013 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the above table.
Off-Balance Sheet Entities
As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP.) In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and development tax credits. The effective tax rates were 21.0%, 19.4%, and 15.7% for 2011, 2012, and 2013. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
Loss Contingencies
We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust, intellectual property, privacy, indirect taxes, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is both probable that a loss has been incurred, and the amount can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss in the Notes to the Consolidated Financial Statements. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed, and make adjustments and changes to our disclosures as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters. Until the final resolution of such matters, there may be an exposure to loss in excess of the amount recorded, and such amounts could be material. Should any of our estimates and assumptions change or prove to have been incorrect, it could have a material impact on our business, consolidated financial position, results of operations, or cash flows. See Note 11 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for additional information regarding contingencies.
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
Goodwill
Goodwill is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of December 31, 2013, no impairment of goodwill has been identified.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI related to our foreign exchange options before tax effect would have been approximately $9 million and $4 million lower at December 31, 2012 and December 31, 2013, and the total amount of expense recorded as interest and other income, net, would have been approximately $140 million and $123 million higher in the years ended December 31, 2012 and December 31, 2013. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI related to our foreign exchange options before tax effect would have been approximately $1.7 billion higher both at December 31, 2012 and December 31, 2013, and the total amount of expense recorded as interest and other income, net, would have been approximately $159 million and $120 million higher in the years ended December 31, 2012 and December 31, 2013.

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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $9 million and $52 million at December 31, 2012 and December 31, 2013. The adverse impact at December 31, 2012 and December 31, 2013 is after consideration of the offsetting effect of approximately $731 million and $853 million from foreign exchange contracts in place for the months of December 31, 2012 and December 31, 2013. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of December 31, 2012 and December 31, 2013, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to the fixed interest rates on our debt securities. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in Interest and other income, net.
We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $1.1 billion and $1.0 billion at December 31, 2012 and December 31, 2013, after taking into consideration the offsetting effect from interest rate derivative contracts outstanding as of December 31, 2012 and December 31, 2013. A hypothetical 1.00% (100 basis points) decrease in interest rates would have resulted in a decrease in the fair values of our forward-starting interest swaps of approximately $107 million and $92 million at December 31, 2012 and December 31, 2013.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Google Inc.

The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Google Inc.
We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2012 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. as of December 31, 2012 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Google Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Google Inc.
We have audited Google Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2012 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of Google Inc. and our report dated February 11, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 11, 2014

Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2012	As of December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$14,778	$18,898
Marketable securities	33,310	39,819
Total cash, cash equivalents, and marketable securities (including securities loaned of $3,160 and $5,059)	48,088	58,717
Accounts receivable, net of allowance of $581 and $631	7,885	8,882
Inventories	505	426
Receivable under reverse repurchase agreements	700	100
Deferred income taxes, net	1,144	1,526
Income taxes receivable, net	0	408
Prepaid revenue share, expenses and other assets	2,132	2,827
Total current assets	60,454	72,886
Prepaid revenue share, expenses and other assets, non-current	2,011	1,976
Non-marketable equity investments	1,469	1,976
Property and equipment, net	11,854	16,524
Intangible assets, net	7,473	6,066
Goodwill	10,537	11,492
Total assets	$93,798	$110,920
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,012	$2,453
Short-term debt	2,549	3,009
Accrued compensation and benefits	2,239	2,502
Accrued expenses and other current liabilities	3,258	3,755
Accrued revenue share	1,471	1,729
Securities lending payable	1,673	1,374
Deferred revenue	895	1,062
Income taxes payable, net	240	24
Total current liabilities	14,337	15,908
Long-term debt	2,988	2,236
Deferred revenue, non-current	100	139
Income taxes payable, non-current	2,046	2,638
Deferred income taxes, net, non-current	1,872	1,947
Other long-term liabilities	740	743
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock and additional paid-in capital, $0.001 par value per share: 12,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000); 329,979 (Class A 267,448, Class B 62,531) and par value of $330 (Class A $267, Class B $63) and 335,832 (Class A 279,325, Class B 56,507) and par value of $336 (Class A $279, Class B $57) shares issued and outstanding	22,835	25,922
Class C capital stock, $0.001 par value per share: 3,000,000 shares authorized; no shares issued and outstanding	0	0
Accumulated other comprehensive income	538	125
Retained earnings	48,342	61,262
Total stockholders’ equity	71,715	87,309
Total liabilities and stockholders’ equity	$93,798	$110,920
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Year Ended December 31,
	2011	2012	2013
Revenues:
Google (advertising and other)	$37,905	$46,039	$55,519
Motorola Mobile (hardware and other)	0	4,136	4,306
Total revenues	$37,905	$50,175	$59,825
Costs and expenses:
Cost of revenues - Google (advertising and other) (1)	13,188	17,176	21,993
Cost of revenues - Motorola Mobile (hardware and other) (1)	0	3,458	3,865
Research and development (1)	5,162	6,793	7,952
Sales and marketing (1)	4,589	6,143	7,253
General and administrative (1)	2,724	3,845	4,796
Charge related to the resolution of Department of Justice investigation	500	0	0
Total costs and expenses	26,163	37,415	45,859
Income from operations	11,742	12,760	13,966
Interest and other income, net	584	626	530
Income from continuing operations before income taxes	12,326	13,386	14,496
Provision for income taxes	2,589	2,598	2,282
Net income from continuing operations	$9,737	$10,788	$12,214
Net income (loss) from discontinued operations	0	(51)	706
Net income	$9,737	$10,737	$12,920
Net income (loss) per share of Class A and Class B common stock - basic:
Continuing operations	$30.17	$32.97	$36.70
Discontinued operations	0.00	(0.16)	2.12
Net income (loss) per share of Class A and Class B common stock - basic	$30.17	$32.81	$38.82
Net income (loss) per share of Class A and Class B common stock - diluted:
Continuing operations	$29.76	$32.46	$36.05
Discontinued operations	0.00	(0.15)	2.08
Net income (loss) per share of Class A and Class B common stock - diluted	$29.76	$32.31	$38.13

(1) Includes stock-based compensation expense as follows:
Cost of revenues - Google (advertising and other)	$249	$359	$469
Cost of revenues - Motorola Mobile (hardware and other)	0	14	18
Research and development	1,061	1,325	1,717
Sales and marketing	361	498	578
General and administrative	303	453	486
	$1,974	$2,649	$3,268
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2011	2012	2013
Net income	$9,737	$10,737	$12,920
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(107)	75	89
Available-for-sale investments:
Change in net unrealized gains	348	493	(392)
Less: reclassification adjustment for net gains included in net income	(115)	(216)	(162)
Net change (net of tax effect of $54, $68, $212)	233	277	(554)
Cash flow hedges:
Change in unrealized gains	39	47	112
Less: reclassification adjustment for gains included in net income	(27)	(137)	(60)
Net change (net of tax effect of $2, $53, $30)	12	(90)	52
Other comprehensive income (loss)	138	262	(413)
Comprehensive income	$9,875	$10,999	$12,507

See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except for share amounts which are reflected in thousands)

	Class A and Class B Common Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2011	321,301	$18,235	$138	$27,868	$46,241
Common stock issued	3,594	621	0	0	621
Stock-based compensation expense		1,974	0	0	1,974
Stock-based compensation tax benefits		60	0	0	60
Tax withholding related to vesting of restricted stock units		(626)	0	0	(626)
Net income		0	0	9,737	9,737
Other comprehensive income		0	138	0	138
Balance at December 31, 2011	324,895	20,264	276	37,605	58,145
Common stock issued	5,084	736	0	0	736
Stock-based compensation expense		2,692	0	0	2,692
Stock-based compensation tax benefits		166	0	0	166
Tax withholding related to vesting of restricted stock units		(1,023)	0	0	(1,023)
Net income		0	0	10,737	10,737
Other comprehensive income		0	262	0	262
Balance at December 31, 2012	329,979	22,835	538	48,342	71,715
Common stock issued	5,853	1,174	0	0	1,174
Stock-based compensation expense		3,343	0	0	3,343
Stock-based compensation tax benefits		449	0	0	449
Tax withholding related to vesting of restricted stock units		(1,879)	0	0	(1,879)
Net income		0	0	12,920	12,920
Other comprehensive income		0	(413)	0	(413)
Balance at December 31, 2013	335,832	$25,922	$125	$61,262	$87,309

See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2011	2012	2013
Operating activities
Net income	$9,737	$10,737	$12,920
Adjustments:
Depreciation and amortization of property and equipment	1,396	1,988	2,781
Amortization of intangible and other assets	455	974	1,158
Stock-based compensation expense	1,974	2,692	3,343
Excess tax benefits from stock-based award activities	(86)	(188)	(481)
Deferred income taxes	343	(266)	(437)
Impairment of equity investments	110	0	0
Gain on divestiture of businesses	0	(188)	(700)
Other	6	(28)	106
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(1,156)	(787)	(1,307)
Income taxes, net	731	1,492	401
Inventories	(30)	301	(234)
Prepaid revenue share, expenses and other assets	(232)	(833)	(696)
Accounts payable	101	(499)	605
Accrued expenses and other liabilities	795	762	713
Accrued revenue share	259	299	254
Deferred revenue	162	163	233
Net cash provided by operating activities	14,565	16,619	18,659
Investing activities
Purchases of property and equipment	(3,438)	(3,273)	(7,358)
Purchases of marketable securities	(61,672)	(33,410)	(45,444)
Maturities and sales of marketable securities	48,746	35,180	38,314
Investments in non-marketable equity investments	(428)	(696)	(569)
Cash collateral related to securities lending	(354)	(334)	(299)
Investments in reverse repurchase agreements	5	45	600
Proceeds from divestiture of businesses	0	0	2,525
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(1,900)	(10,568)	(1,448)
Net cash used in investing activities	(19,041)	(13,056)	(13,679)
Financing activities
Net payments related to stock-based award activities	(5)	(287)	(781)
Excess tax benefits from stock-based award activities	86	188	481
Proceeds from issuance of debt, net of costs	10,905	16,109	10,768
Repayments of debt	(10,179)	(14,781)	(11,325)
Net cash provided by (used in) financing activities	807	1,229	(857)
Effect of exchange rate changes on cash and cash equivalents	22	3	(3)
Net increase (decrease) in cash and cash equivalents	(3,647)	4,795	4,120
Cash and cash equivalents at beginning of period	13,630	9,983	14,778
Cash and cash equivalents at end of period	$9,983	$14,778	$18,898
Supplemental disclosures of cash flow information
Cash paid for taxes	$1,471	$2,034	$1,932
Cash paid for interest	$40	$74	$72
Non-cash investing and financing activities:
Receipt of Arris shares in connection with divestiture of Motorola Home	$0	$0	$175
Fair value of stock-based awards assumed in connection with acquisition of Motorola	$0	$41	$0
Property under capital lease	$0	$0	$258
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
In April 2013, we completed the disposition of the Motorola Home segment to Arris Group, Inc. (Arris) and certain other persons. See Note 8 for further discussion of the disposition of the Motorola Home segment.
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
In the second quarter of 2013, we revised the estimated useful lives of certain types of property and equipment which resulted in an additional depreciation expense of $207 million during the year ended December 31, 2013.
Revenue Recognition
The following table presents our revenues by revenue source (in millions):

	Year Ended December 31,
	2011	2012	2013
Google:
Advertising revenues:
Google websites	$26,145	$31,221	$37,422
Google Network Members' websites	10,386	12,465	13,125
Total advertising revenues	36,531	43,686	50,547
Other revenues	1,374	2,353	4,972
Total Google revenues (advertising and other)	$37,905	$46,039	$55,519
Motorola Mobile:
Total Motorola Mobile revenues (hardware and other)	0	4,136	4,306
Total revenues	$37,905	$50,175	$59,825
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
For the sale of certain third-party products and services, we evaluate whether it is appropriate to recognize revenue based on the gross amount billed to the customers or the net amount earned as revenue share. Generally, when we are primarily obligated in a transaction, are subject to inventory risk or have latitude in establishing prices, or have several but not all of these indicators, revenue is recorded on a gross basis. We generally record the net amounts as revenue share earned if we are not primarily obligated and do not have inventory risk or latitude in establishing prices. Such amounts earned are typically determined using a fixed percentage, a fixed fee, or a combination of the two.
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
Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs, hardware inventory costs, credit card and other transaction fees related to processing customer transactions, amortization of acquisition-related intangible assets, as well as content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. We also license content on the pages of our websites from which the content is sold and share most of the fees these sales generate with content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or the amount determined on a straight-line basis, whichever is greater, over the terms of the agreements.
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
We include as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. During the years ended December 31, 2011, December 31, 2012, and December 31, 2013, the amount of cash received from the exercise of stock options was $621 million, $736 million, and $1,174 million, and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activities was $451 million, $747 million, and $1,195 million. We have elected to account for the indirect effects of stock-based awards - primarily the research and development tax credit - through the Consolidated Statements of Income.
For the years ended December 31, 2011, December 31, 2012, and December 31, 2013, we recognized stock-based compensation expense and related tax benefits of $1,974 million and $413 million, $2,649 million and $591 million, and $3,268 million and $720 million. Additionally, net income (loss) from discontinued operations for the year ended December 31, 2012 and December 31, 2013 includes stock-based compensation expense and related tax benefits of $43 million and $11 million, and $75 million and $24 million, respectively.
Certain Risks and Concentrations
Our revenues are primarily derived from online advertising, the market for which is highly competitive and rapidly changing. In addition, our revenues are generated from a multitude of vertical market segments in countries around the world. Significant changes in this industry or changes in customer buying or advertiser spending behavior could adversely affect our operating results. In addition, for our Motorola Mobile segment, the vast majority of our Motorola products (other than some prototypes) are manufactured outside the U.S., primarily in China and Brazil.
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts, and accounts receivable. Cash equivalents and marketable securities consist primarily of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments and municipalities in the U.S., corporate securities, mortgage-backed securities, and asset-backed securities. Foreign exchange contracts are transacted with various financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2011, 2012, and 2013, we generated approximately 46%, 47%, and 45% of our revenues from customers based in the U.S., with the majority of customers outside of the U.S. located in Europe and Japan. Many of our Google Network Members are in the internet industry. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.
No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2011, 2012, and 2013.
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
Software Development Costs
We expense software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility was reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products were not material, and accordingly, were expensed as incurred. Software development costs also include costs to develop software programs to be used solely to meet our internal needs and cloud based applications used to deliver our services.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets
We review property and equipment, long-term prepayments and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows the assets are expected to generate. If property and equipment and intangible assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. We have made no material adjustments to our long-lived assets in any of the years presented. In addition, we test our goodwill for impairment at least annually or more frequently if events or changes in circumstances indicate that this asset may be impaired. No goodwill impairment has been identified in any of the years presented.
Intangible assets with definite lives are amortized over their estimated useful lives. We amortize our acquired intangible assets on a straight-line basis with definite lives over periods ranging from one to twelve years.
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
Foreign Currency
Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates of exchange for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We recorded $107 million of net translation losses in 2011, $75 million of net translation gains in 2012, and $89 million of net translation gains in 2013. We record net gains and losses resulting from foreign exchange transactions as a component of foreign currency exchange losses in interest and other income, net. These gains and losses are net of those recognized on foreign exchange contracts. We recorded $38 million of net losses in 2011, $78 million of net losses in 2012, and $120 million of net losses in 2013.
Advertising and Promotional Expenses
We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2011, 2012 and 2013, advertising and promotional expenses totaled approximately $1,544 million, $2,332 million, and $2,848 million.

Note 2.    Net Income Per Share of Class A and Class B Common Stock
We compute net income per share of Class A and Class B common stock using the two-class method. Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, warrants issued under the TSO program, and restricted stock units. The TSO program was discontinued as of November 29, 2013. The dilutive effect of outstanding stock options, warrants, and restricted stock units is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.
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
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Year Ended December 31,
	2011		2012		2013
	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$7,658	$2,079	$8,641	$2,147	$10,037	$2,177
Allocation of undistributed earnings - discontinued operations	0	0	(41)	(10)	580	126
Total	$7,658	$2,079	$8,600	$2,137	$10,617	$2,303
Denominator
Number of shares used in per share computation	253,862	68,916	262,078	65,135	273,518	59,328
Basic net income (loss) per share
Continuing operations	$30.17	$30.17	$32.97	$32.97	$36.70	$36.70
Discontinued operations	0	0	(0.16)	(0.16)	2.12	2.12
Basic net income per share	$30.17	$30.17	32.81	$32.81	$38.82	$38.82
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$7,658	$2,079	$8,641	$2,147	$10,037	$2,177
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	2,079	0	2,147	0	2,177	0
Reallocation of undistributed earnings to Class B shares	0	(27)	0	(31)	0	(38)

Allocation of undistributed earnings - continuing operations	$9,737	$2,052	$10,788	$2,116	$12,214	$2,139
Allocation of undistributed earnings for basic computation - discontinued operations	$0	$0	$(41)	$(10)	$580	$126
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	0	0	(10)	0	126	0
Reallocation of undistributed earnings to Class B shares	0	0	0	0	0	(2)
Allocation of undistributed earnings - discontinued operations	$0	$0	$(51)	$(10)	$706	$124
Denominator
Number of shares used in basic computation	253,862	68,916	262,078	65,135	273,518	59,328
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	68,916	0	65,135	0	59,328	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,958	46	2,944	34	2,748	4
Restricted stock units	1,478	0	2,148	0	3,215	0
Number of shares used in per share computation	327,214	68,962	332,305	65,169	338,809	59,332
Diluted net income (loss) per share:
Continuing operations	$29.76	$29.76	$32.46	$32.46	$36.05	$36.05
Discontinued operations	0	0	(0.15)	(0.15)	2.08	2.08
Diluted net income per share	$29.76	$29.76	$32.31	$32.31	$38.13	$38.13
The net income per share amounts are the same for Class A and Class B common stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 3.    Financial Instruments
Fair Value Measurements
We measure our cash equivalents, marketable securities, and foreign currency and interest rate derivative contracts at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:
Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
Level 2 - Include other inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.
Level 3 - Unobservable inputs that are supported by little or no market activities.
The fair value hierarchy requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. We classify our foreign currency and interest rate derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments.

Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2012 and December 31, 2013 (in millions):

	As of December 31, 2012
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$8,066	$0	$0	$8,066	$8,066	$0
Level 1:
Money market and other funds	5,221	0	0	5,221	5,221	0
U.S. government notes	10,853	77	(1)	10,929	0	10,929
Marketable equity securities	12	88	0	100	0	100
	16,086	165	(1)	16,250	5,221	11,029
Level 2:
Time deposits(1)	984	0	0	984	562	422
Money market and other funds(2)	929	0	0	929	929	0
U.S. government agencies	1,882	20	0	1,902	0	1,902
Foreign government bonds	1,996	81	(3)	2,074	0	2,074
Municipal securities	2,249	23	(6)	2,266	0	2,266
Corporate debt securities	7,200	414	(14)	7,600	0	7,600
Agency residential mortgage-backed securities	7,039	136	(6)	7,169	0	7,169
Asset-backed securities	847	1	0	848	0	848
	23,126	675	(29)	23,772	1,491	22,281
Total	$47,278	$840	$(30)	$48,088	$14,778	$33,310

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,909	$0	$0	$9,909	$9,909	$0
Level 1:
Money market and other funds	4,428	0	0	4,428	4,428	0
U.S. government notes	18,276	23	(37)	18,262	2,501	15,761
Marketable equity securities	197	167	0	364	0	364
	22,901	190	(37)	23,054	6,929	16,125
Level 2:
Time deposits(1)	1,207	0	0	1,207	790	417
Money market and other funds(2)	1,270	0	0	1,270	1,270	0
U.S. government agencies	4,575	3	(3)	4,575	0	4,575
Foreign government bonds	1,502	5	(26)	1,481	0	1,481
Municipal securities	2,904	9	(36)	2,877	0	2,877
Corporate debt securities	7,300	162	(67)	7,395	0	7,395
Agency residential mortgage-backed securities	5,969	27	(187)	5,809	0	5,809
Asset-backed securities	1,142	0	(2)	1,140	0	1,140
	25,869	206	(321)	25,754	2,060	23,694
Total	$58,679	$396	$(358)	$58,717	$18,898	$39,819

(1)	Majority of our time deposits are foreign deposits.

(2)
The balances at December 31, 2012 and December 31, 2013 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion of this program.

During the second quarter of 2013, we received approximately $175 million in Arris' common stock (10.6 million shares) in connection with the disposition of the Motorola Home segment (see details in Note 8). These shares are accounted for as available-for-sale marketable equity securities.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $383 million and $460 million for the years ended December 31, 2012 and December 31, 2013. We recognized gross realized losses of $101 million and $259 million for the years ended December 31, 2012 and December 31, 2013. We reflect these gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of December 31, 2013
Due in 1 year	$11,583
Due in 1 year through 5 years	15,601
Due in 5 years through 10 years	6,405
Due after 10 years	5,866
Total	$39,455
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2012 and December 31, 2013, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2012
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$842	$(1)	$0	$0	$842	$(1)
Foreign government bonds	509	(2)	12	(1)	521	(3)
Municipal securities	686	(6)	9	0	695	(6)
Corporate debt securities	820	(10)	81	(4)	901	(14)
Agency residential mortgage-backed securities	1,300	(6)	0	0	1,300	(6)
Total	$4,157	$(25)	$102	$(5)	$4,259	$(30)

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,404	$(37)	$0	$0	$4,404	$(37)
U.S. government agencies	496	(3)	0	0	496	(3)
Foreign government bonds	899	(23)	83	(3)	982	(26)
Municipal securities	1,210	(32)	99	(4)	1,309	(36)
Corporate debt securities	2,583	(62)	69	(5)	2,652	(67)
Agency residential mortgage-backed securities	4,065	(167)	468	(20)	4,533	(187)
Asset-backed securities	643	(2)	0	0	643	(2)
Total	$14,300	$(326)	$719	$(32)	$15,019	$(358)

We periodically review our marketable debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2012 and 2013, we did not recognize any other-than-temporary impairment loss.

Non-Marketable Equity Investments
Our non-marketable equity investments are investments we have made in privately held companies accounted for under the equity or cost method. As of December 31, 2012 and December 31, 2013, these investments accounted for under the equity method had a carrying value of approximately $921 million and $975 million, respectively, and these investments accounted for under the cost method had a carrying value of $548 million and $1.0 billion, respectively. For investments accounted for under the cost method, we concluded that their fair values approximated their carrying values as of December 31, 2012 and exceeded their carrying values as of December 31, 2013. We periodically review our non-marketable equity investments for impairment. No material impairments or realized gains and losses were recognized on our non-marketable equity investments for the years ended December 31, 2011, 2012, and 2013.

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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2012 and December 31, 2013, we received cash collateral related to the derivative instruments under our collateral security arrangements of $43 million and $35 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $9.5 billion and $10.0 billion as of December 31, 2012 and December 31, 2013. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. The total notional amount of these forward-starting interest swaps was $1.0 billion as of December 31, 2012 and December 31, 2013 with terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate.
We initially report any gain or loss on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income, net. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option on the date of purchase as an asset. Thereafter, we recognize changes to this time value in interest and other income, net.
As of December 31, 2013, the effective portion of our cash flow hedges before tax effect was $93 million, of which $11 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.1 billion and $1.2 billion as of December 31, 2012 and December 31, 2013.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $6.6 billion and $9.4 billion at December 31, 2012 and December 31, 2013.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $25 million and $13 million at December 31, 2012 and December 31, 2013.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2012
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$164	$13	$177
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$165	$13	$178
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$3	$4	$7

		As of December 31, 2013
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$133	$12	$145
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	87	0	87
Total		$220	$12	$232
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$4	$4

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2011	2012	2013
Foreign exchange contracts	$54	$73	$92
Interest rate contracts	0	1	86
Total	$54	$74	$178

	Gains Reclassified from AOCI into Income (Effective Portion)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2011	2012	2013
Foreign exchange contracts	Revenues	$43	$217	$95

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2011	2012	2013
Foreign exchange contracts	Interest and other income, net	$(323)	$(447)	$(280)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Year Ended December 31,
Derivatives in Fair Value Hedging Relationship	Location	2011	2012	2013
Foreign exchange contracts	Interest and other income, net	$(2)	$(31)	$16
Hedged item	Interest and other income, net	(12)	23	(25)
Total		$(14)	$(8)	$(9)

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were $14 million, $8 million, and $9 million for the years ended December 31, 2011, 2012, and 2013.
The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated As Hedging Instruments	Location	2011	2012	2013
Foreign exchange contracts	Interest and other income, net	$29	$(67)	$118
Interest rate contracts	Interest and other income, net	(19)	(6)	4
Total		$10	$(73)	$122

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements

We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2012 and December 31, 2013, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	Balance as of December 31, 2012
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$178	$0	$178		$(4)	(1)	$(40)	$(12)	$122
Reverse repurchase agreements	1,629	0	1,629	(2)	0		0	(1,629)	0
Total	$1,807	$0	$1,807		$(4)		$(40)	$(1,641)	$122

	Balance as of December 31, 2013
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$232	$0	$232		$(2)	(1)	$(35)	$(52)	$143
Reverse repurchase agreements	1,370	0	1,370	(2)	0		0	(1,370)	0
Total	$1,602	$0	$1,602		$(2)		$(35)	$(1,422)	$143

(1) The balances at December 31, 2012 and December 31, 2013 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2) The balances at December 31, 2012 and December 31, 2013 included $929 million and $1,270 million recorded in cash and cash equivalents, respectively, and $700 million and $100 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	Balance as of December 31, 2012
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$7	$0	$7	$(4)	(3)	$0	$0	$3
Securities lending agreements	1,673	0	1,673	0		0	(1,673)	0
Total	$1,680	$0	$1,680	$(4)		$0	$(1,673)	$3

	Balance as of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(2)	(3)	$0	$0	$2
Securities lending agreements	1,374	0	1,374	0		0	(1,357)	17
Total	$1,378	$0	$1,378	$(2)		$0	$(1,357)	$19

(3) The balances at December 31, 2012 and December 31, 2013 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 4.    Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2012 and December 31, 2013, we had $2.5 billion and $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.2% and 0.1%. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2012 and December 31, 2013, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2012 and December 31, 2013. The estimated fair value of the short-term debt approximated its carrying value at December 31, 2012 and December 31, 2013.
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
Long-Term Debt
In May 2011, we issued $3.0 billion of unsecured senior notes in three tranches (collectively, the Notes) and in August 2013, we entered into a capital lease obligation. The details of these financing arrangements are described in the table below (in millions):

	Outstanding Balance As of December 31, 2012	Outstanding Balance As of December 31, 2013
Short-Term Portion of Long-Term Debt
1.25% Notes due on May 19, 2014	$0	$1,000
Capital Lease Obligation	0	9
Total	$0	$1,009

Long-Term Debt
1.25% Notes due on May 19, 2014	$1,000	$0
2.125% Notes due on May 19, 2016	1,000	1,000
3.625% Notes due on May 19, 2021	1,000	1,000
Unamortized discount for the Notes above	(12)	(10)
Subtotal	2,988	1,990
Capital Lease Obligation	0	246
Total	$2,988	$2,236
The effective interest yields of the 2014, 2016, and 2021 Notes were 1.258%, 2.241%, and 3.734%, respectively. Interest on the Notes is payable semi-annually in arrears on May 19 and November 19 of each year. We may redeem the Notes at any time in whole or from time to time in part at specified redemption prices. We are not subject to any financial covenants under the Notes. We used the net proceeds from the issuance of the Notes for general corporate purposes. The total estimated fair value of the Notes was approximately $3.2 billion and $3.1 billion at December 31, 2012 and December 31, 2013. The fair value of the Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028 with an option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value at December 31, 2013.
At December 31, 2013, aggregate future principal payments for long-term debt (including short-term portion of long-term debt) and capital lease obligation were as follows (in millions):

Years ending
2014	$1,009
2015	10
2016	1,236
2017	0
Thereafter	1,000
Total	$3,255
Note 5.    Balance Sheet Components
Inventories
Inventories consisted of the following (in millions):

	As of December 31, 2012	As of December 31, 2013
Raw materials and work in process	$77	$115
Finished goods	428	311
Inventories	$505	$426

Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2012	As of December 31, 2013
Information technology assets	$7,717	$9,094
Land and buildings	6,257	7,488
Construction in progress	2,240	5,602
Leasehold improvements	1,409	1,576
Furniture and fixtures	74	77
Total	17,697	23,837
Less: accumulated depreciation and amortization	5,843	7,313
Property and equipment, net	$11,854	$16,524
Property under capital lease with a cost basis of $258 million was included in construction in progress as of December 31, 2013.
Accumulated Other Comprehensive Income
The components of AOCI, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(73)	$604	$7	$538

Other comprehensive income (loss) before reclassifications	89	(392)	112	(191)
Amounts reclassified from AOCI	0	(162)	(60)	(222)
Other comprehensive income (loss)	89	(554)	52	(413)
Balance as of December 31, 2013	$16	$50	$59	$125

The effects on net income of amounts reclassified from AOCI for the year ended December 31, 2013 were as follows (in millions):

AOCI Components	Location	Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
Unrealized gains on available-for-sale investments	Interest and other income, net	$201
	Provision for income taxes	(39)
	Net of tax	$162

Unrealized gains on cash flow hedges for foreign exchange contracts	Revenue	$95
	Provision for income taxes	(35)
	Net of tax	$60

Total amount reclassified, net of tax		$222

Note 6.    Acquisitions
2013 Acquisitions
In June 2013, we completed our acquisition of Waze Limited (Waze), a provider of a mobile map application which provides turn-by-turn navigation and real-time traffic updates powered by incidents and route information submitted by a community of users, for a total cash consideration of $969 million. The acquisition is expected to enhance our customers' user experience by offering real time traffic information to meet users' daily navigation needs. Of the total purchase price, $841 million was attributed to goodwill and $193 million was attributed to intangible assets, offset by $65 million of other net liabilities assumed. The goodwill of $841 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
During the year ended December 31, 2013, we completed other acquisitions and purchases of intangible assets for a total cash consideration of approximately $489 million, of which $268 million was attributed to intangible assets, $238 million to goodwill, and $17 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $38 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions completed during the year ended December 31, 2013, patents and developed technology have a weighted-average useful life of 4.8 years, customer relationships have a weighted-average useful life of 5.5 years, and trade names and other have a weighted-average useful life of 3.5 years.
2012 Acquisitions
On May 22, 2012, we completed our acquisition of Motorola, a provider of innovative technologies, products and services that enable a range of mobile and wireline digital communication, information and entertainment experiences. The acquisition is expected to protect and advance our Android ecosystem and enhance competition in mobile computing. Under the transaction, we acquired all outstanding common shares of Motorola for $40 per share and all vested Motorola stock options and restricted stock units, for a total purchase price of approximately $12.4 billion in cash. In addition, we assumed $401 million of unvested Motorola stock options and restricted stock units, which will be recorded as stock-based compensation expense over the remaining service periods. Transaction costs were approximately $50 million, which have been recorded as general and administrative expense as incurred.
Of the $12.4 billion total purchase price, $2.9 billion was cash acquired, $5.5 billion was attributed to patents and developed technology, $2.5 billion to goodwill, $0.7 billion to customer relationships, and $0.8 billion to other net assets acquired.
The goodwill of $2.5 billion is primarily attributed to the synergies expected to arise after the acquisition. Goodwill is not deductible for tax purposes.
During the year ended December 31, 2012, we completed other acquisitions and purchases of intangible assets for a total cash consideration of approximately $1,171 million, of which $733 million was attributed to goodwill, $462 million to acquired intangible assets, and $24 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $29 million.
2011 Acquisitions
In April 2011, we completed the acquisition of ITA Software, Inc., a privately-held flight information software company, for $676 million in cash, of which $394 million was attributed to acquired intangible assets, $323 million to goodwill, and $41 million to net liabilities assumed.
During the year ended December 31, 2011, we completed other acquisitions and purchases of intangible assets for a total cash consideration of approximately $1.3 billion, of which $795 million was attributed to goodwill, $593 million to acquired intangible assets, and $86 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings.

Note 7.    Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the year ended December 31, 2013 were as follows (in millions):

Balance as of December 31, 2012	$10,537
Goodwill acquired	1,079
Goodwill disposed	(64)
Goodwill adjustment	(60)
Balance as of December 31, 2013	$11,492
As of December 31, 2013, the amount of goodwill related to the Motorola Mobile segment was not material.
Information regarding our acquisition-related intangible assets is as follows (in millions):

	As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$7,310	$1,323	$5,987
Customer relationships	2,061	847	1,214
Trade names and other	576	304	272
Total	$9,947	$2,474	$7,473

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$7,282	$2,102	$5,180
Customer relationships	1,770	1,067	703
Trade names and other	534	351	183
Total	$9,586	$3,520	$6,066
Patents and developed technology, customer relationships, and trade names and other have weighted-average useful lives from the date of purchase of 8.1 years, 6.5 years, and 5.3 years. Amortization expense of acquisition-related intangible assets for the years ended December 31, 2011, 2012, and 2013 was $441 million, $884 million, and $1,158 million.
As of December 31, 2013, expected amortization expense for acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions):

2014	$1,093
2015	934
2016	844
2017	781
2018	734
Thereafter	1,680
$6,066
Note 8.    Discontinued Operations

On April 17, 2013, we completed the disposition of the Motorola Home segment to Arris and certain other persons for consideration of approximately $2,412 million in cash, including cash of $2,238 million received at the date of close and certain post-close adjustments of $174 million received in the third quarter of 2013, and approximately $175 million in Arris' common stock (10.6 million shares). Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris. Additionally, in connection with the disposition, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, for which we recorded an indemnification liability of $175 million, the majority of which was settled subsequent to the disposition.
The disposition resulted in a net gain of $757 million, which was presented as part of net income from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2013.
The Motorola Home segment results have been presented as a discontinued operation for the years ended December 31, 2012 and 2013.  The following table provides the financial results included in net income (loss) from discontinued operations during the periods presented (in millions):

	Year Ended December 31,
	2012	2013
Revenues	$2,028	$804

Loss from discontinued operations before income taxes	(22)	(67)
(Provision for)/Benefits from income taxes	(29)	16
Gain on disposal	0	757
Net (loss) income from discontinued operations	$(51)	$706

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested (in millions):

Assets:
Accounts receivable	$424
Inventories	228
Deferred income taxes, net	144
Prepaid and other current assets	152
Property and equipment, net	282
Intangible assets, net	701
Other assets, non-current	182
Total assets	$2,113
Liabilities:
Accounts payable	169
Accrued expenses and other liabilities	289
Total liabilities	$458

Note 9.    Restructuring charges
Subsequent to our acquisition of Motorola in May 2012, we initiated a restructuring plan for Motorola, primarily in our Motorola Mobile segment, to reduce workforce, reorganize management structure, close or consolidate certain facilities, as well as simplify our mobile product portfolio. These changes were designed to return the Motorola Mobile segment to profitability. Pursuant to this restructuring plan, we have incurred cumulative charges of approximately $821 million.

For the year ended December 31, 2013, changes to restructuring accruals were as follows (in millions):

	Severance and Related	Other Charges	Total
Balance as of December 31, 2012	$238	$15	$253
Charges	145	45	$190
Cash payments	(254)	(34)	(288)
Non-cash items (1)	(84)	(14)	(98)
Balance as of December 31, 2013	$45	$12	$57
 (1) Non-cash items were primarily related to restricted stock units (RSUs) and stock options.
For the year ended December 31, 2012 and 2013, restructuring charges were included in costs and expenses as follows (in millions):

	Year Ended December 31,
	2012			2013
	Severance and Related	Other Charges	Total	Severance and Related	Other Charges	Total
Cost of revenues - Motorola Mobile	$88	$41	$129	$20	$14	$34
Research and development	195	5	200	23	19	42
Sales and marketing	123	8	131	13	13	26
General and administrative	114	2	116	26	(5)	21
Net income (loss) from discontinued operations	55	0	55	63	4	67
Total charges	$575	$56	$631	$145	$45	$190

Note 10.    Interest and Other Income, Net
The components of interest and other income, net, were as follows (in millions):

	Year Ended December 31,
	2011	2012	2013
Interest income	$812	$713	$785
Interest expense	(58)	(84)	(83)
Realized gains on available-for-sale investments, net	254	282	201
Impairment of equity investments	(110)	0	0
Foreign currency exchange losses	(379)	(531)	(379)
Gain (loss) on divestiture of business (1)	0	188	(57)
Other	65	58	63
Interest and other income, net	$584	$626	$530
(1) Gain on divestiture of Home business was included in net income (loss) from discontinued operations for the year ended December 31, 2013.

Note 11.    Commitments and Contingencies
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring primarily between 2014 and 2063. We are committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

As of December 31, 2013, future minimum payments under non-cancelable operating leases, net of sublease income amounts, were as follows over each of the next five years and thereafter (in millions):

	Operating Leases	Sub-lease Income	Net Operating Leases
2014	527	28	499
2015	501	24	477
2016	454	16	438
2017	427	9	418
2018	373	3	370
Thereafter	1,845	9	1,836
Total minimum payments	$4,127	$89	$4,038
Certain leases have adjustments for market provisions. Amounts in the above table represent our best estimates of future payments to be made under these leases. Rent expense under operating leases, including co-location arrangements, was $380 million, $448 million, and $525 million in 2011, 2012, and 2013.
Purchase Obligations
At December 31, 2013, we had $3.3 billion of other non-cancelable contractual obligations, primarily related to certain of our distribution arrangements, video and other content licensing revenue sharing arrangements, data center operations and facility build-outs, as well as purchase of inventory.
Letters of Credit
At December 31, 2013, we had unused letters of credit for $173 million, of which $69 million related to our Motorola Mobile segment.
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
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2013, we did not have any material indemnification claims that were probable or reasonably possible.
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

The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India, the Taiwan Fair Trade Commission, Brazil's Council for Economic Defense and the Canadian Competition Bureau have also opened investigations into certain of our business practices.
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
Other
We are also regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigation by the EC described above), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.
Certain of our outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.
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
Taxes
We are under audit by the Internal Revenue Service (IRS) and various other tax authorities, including European governments, with regards to income tax and indirect tax matters. We have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, a further charge to expense would result.
Note 12.    Stockholders’ Equity
Convertible Preferred Stock
Our board of directors has authorized 100,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. As of December 31, 2012 and 2013, there were no shares issued or outstanding.
Class A and Class B Common Stock
Our board of directors has authorized two classes of common stock, Class A and Class B. At December 31, 2013, there were 9,000,000,000 and 3,000,000,000 shares authorized and there were 279,325,564 and 56,506,728 shares outstanding of Class A and Class B common stock, $0.001 par value. The rights of the holders of Class A and Class B common stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock. We refer to Class A and Class B common stock as common stock throughout the notes to these financial statements, unless otherwise noted.
Stock Split Effected In Form of Stock Dividend
In April 2012, our board of directors approved amendments to our certificate of incorporation that would, among other things, create a new class of non-voting capital stock (Class C capital stock). The amendments authorized 3 billion shares of Class C capital stock and also increased the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our Fourth Amended and Restated Certificate of Incorporation (New Charter), the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. In January 2014, our board of directors considered and approved a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock (Dividend). The Dividend will have a record date of March 27, 2014 and a payment date of April 2, 2014. The Class C capital stock will have no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock will have the same rights and privileges and rank equally, share ratably and be identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters.
In accordance with the settlement of litigation involving the authorization to distribute the Class C capital stock, we may be obligated to make a payment to holders of the Class C stock if, on average, Class C trades below Class A in the first year following the Class C issuance, payable in cash, Class A stock, Class C stock, or a combination thereof, at the discretion of the Board of Directors. Because the Class C shares have not yet been issued or commenced trading, we cannot reliably predict what, if any, patterns will emerge over time with respect to the relative trading prices of Class A and Class C shares.
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
Stock Plans
We maintain the 1998 Stock Plan, the 2000 Stock Plan, the 2003 Stock Plan, the 2003 Stock Plan (No. 2), the 2003 Stock Plan (No. 3), the 2004 Stock Plan, the 2012 Stock Plan, and plans assumed through acquisitions, all of which are collectively referred to as the “Stock Plans.” Under our Stock Plans, incentive and non-qualified stock options or rights to purchase common stock may be granted to eligible participants. Options are generally granted for a term of 10 years. Under the Stock Plans, we have also issued RSUs. An RSU award is an agreement to issue shares of our stock at the time the award vests. Except for options granted pursuant to our stock option exchange program completed in March 2009 (the Exchange), options granted and RSUs issued to participants under the Stock Plans generally vest over four years contingent upon employment or service with us on the vesting date.

As of December 31, 2012 and December 31, 2013, there were 15,833,050 and 9,455,085 shares of common stock reserved for future issuance under our Stock Plans.
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
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2011	2012	2013
Risk-free interest rate	2.3%	1.0%	0.9%
Expected volatility	33%	29%	29%
Expected life (in years)	5.9	5.2	5.8
Dividend yield	0	0	0
Weighted-average estimated fair value of options granted during the year	$210.07	$194.27	$214.39
The following table summarizes the activities for our options for the year ended December 31, 2013:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Balance at December 31, 2012	8,551,395	$405.98
Granted	1,571	$723.25
Exercised	(3,299,276)	$355.56
Forfeited/canceled	(220,827)	$595.92
Balance at December 31, 2013	5,032,863	$431.00	5.0	$3,470
Exercisable as of December 31, 2013	3,795,911	$379.60	4.1	$2,813
Exercisable as of December 31, 2013 and expected to vest thereafter(2)	4,880,718	$426.33	5.0	$3,390
(1)  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $1,120.71 of our Class A common stock on December 31, 2013.
(2) Options expected to vest reflect an estimated forfeiture rate.
The following table summarizes additional information regarding outstanding, and vested and exercisable stock options as of December 31, 2013:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted- Average Remaining Life (in years)	Weighted- Average Exercise Price	Number of Shares	Weighted- Average Exercise Price
$3.75–$92.23	22,905	2.2	$68.89	22,905	$68.89
$117.84–$198.41	117,075	1.1	$181.44	117,075	$181.44
$205.96–$298.86	141,731	1.6	$276.29	141,731	$276.29
$300.97–$399.00	2,098,774	3.5	$309.82	2,066,572	$309.83
$401.78–$499.07	547,762	5.1	$442.23	516,010	$440.83
$501.27–$595.35	1,235,007	6.2	$538.95	755,917	$532.34
$601.17–$675.82	852,625	7.9	$628.88	172,006	$616.14
$723.25–$762.5	16,984	8.8	$758.87	3,695	$758.34
$3.75–$762.5	5,032,863	5.0	$431.00	3,795,911	$379.60
The above tables include 388,324 warrants held by selected financial institutions that were options purchased from employees under our TSO program, with a weighted-average exercise price of $431.76 and a weighted-average remaining life of 0.6 years.
During 2013, the number of shares underlying TSOs sold to selected financial institutions under the TSO program was 671,190 at a total value of $322 million, or an average of $479.06 per share, including an average premium of $2.35 per share. The premium is calculated as the difference between (a) the sale price of the TSO and (b) the intrinsic value of the TSO, which we define as the excess, if any, of the price of our Class A common stock at the time of the sale over the exercise price of the TSO. The TSO program was discontinued as of November 29, 2013. This did not have a material impact on our consolidated financial statements.
The total grant date fair value of stock options vested during 2011, 2012, and 2013 was $561 million, $489 million, and $223 million. The aggregate intrinsic value of all options and warrants exercised during 2011, 2012, and 2013 was $674 million, $827 million, and $1,793 million. These amounts do not include the aggregate sales price of options sold under our TSO program.
As of December 31, 2013, there was $188 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 1.9 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2013:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2012	10,994,927	$566.32
Granted	5,713,847	$888.05
Vested	(5,104,216)	$593.19
Forfeited/canceled	(627,578)	$623.62
Unvested at December 31, 2013	10,976,980	$718.39
Expected to vest after December 31, 2013 (1)	9,626,811	$718.39

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of December 31, 2013, there was $6.2 billion of unrecognized compensation cost related to unvested employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.

Note 13.    401(k) Plans
We have two 401(k) Savings Plans (401(k) Plans) that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed approximately $136 million, $180 million, and $216 million for the years ended December 31, 2011, 2012, and 2013.

Note 14.    Income Taxes
Income from continuing operations before income taxes included income from domestic operations of $4,693 million, $5,311 million, and $5,828 million for the years ended December 31, 2011, 2012, and 2013, and income from foreign operations of $7,633 million, $8,075 million, and $8,668 million for the years ended December 31, 2011, 2012, and 2013.
The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2011	2012	2013
Current:
Federal	$1,724	$2,342	$1,853
State	274	171	111
Foreign	248	358	771
Total	2,246	2,871	2,735
Deferred:
Federal	452	(328)	(439)
State	(109)	(19)	14
Foreign	0	74	(28)
Total	343	(273)	(453)
Provision for income taxes	$2,589	$2,598	$2,282
The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in millions):

	Year ended December 31,
	2011	2012	2013
Expected provision at federal statutory tax rate (35%)	$4,314	$4,685	$5,076
State taxes, net of federal benefit	122	99	89
Change in valuation allowance	27	1,921	(598)
Foreign rate differential	(2,001)	(2,200)	(2,494)
Federal research credit	(140)	0	(453)
Basis difference in investment of Arris	0	(1,960)	644
Other adjustments	267	53	18
Provision for income taxes	$2,589	$2,598	$2,282
A retroactive extension of the 2012 federal research and development credit was signed into law on January 2, 2013 in accordance with The American Taxpayer Act of 2012. The benefit of $189 million related to the 2012 federal research and development credit is included in the year ended December 31, 2013.
We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2013 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2013, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $38.9 billion. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Deferred Tax Assets
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2012	2013
Deferred tax assets:
Stock-based compensation expense	$311	$283
State taxes	184	204
Capital loss carryforward	236	215
Settlement with the Authors Guild and AAP	28	45
Vacation accruals	67	94
Deferred rent	50	59
Accrued employee benefits	323	383
Accruals and reserves not currently deductible	365	390
Unrealized gain/loss on investments and others	0	57
Net operating losses	505	279
Tax credit	274	394
Basis difference in investment of Arris	2,043	1,372
Inventory write down	0	63
Other	128	128
Total deferred tax assets	4,514	3,966
Valuation allowance	(2,629)	(1,899)
Total deferred tax assets net of valuation allowance	1,885	2,067
Deferred tax liabilities:
Depreciation and amortization	(761)	(537)
Identified intangibles	(1,496)	(1,479)
Unrealized gains on investments and other	(105)	0
Other prepaids	(118)	(125)
Other	(133)	(283)
Total deferred tax liabilities	(2,613)	(2,424)
Net deferred tax liabilities	$(728)	$(357)
As of December 31, 2013, our federal, state and foreign net operating loss carryforwards for income tax purposes were approximately $440 million, $1,247 million and $824 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2019 and the state net operating loss carryforwards will begin to expire in 2014. The foreign net operating loss can be carried forward indefinitely, however it is more likely than not that it will not be realized, therefore we have recorded a valuation allowance against all material foreign net operation losses. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.
As of December 31, 2013, our California research and development credit carryforwards for income tax purposes were approximately $450 million that can be carried over indefinitely. We believe it is more likely than not that a portion of the state tax credit will not be realized. Therefore, we have recorded a full valuation allowance on the state tax credit carryforward. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.

As of December 31, 2013, our foreign tax credit carryforwards for income tax purposes were approximately $228 million that will start to expire in 2023. We believe it is more likely than not that all of the foreign tax credit will be realized. We will reassess the need for a valuation allowance on a quarterly basis and if future evidence supports a need to establish a valuation allowance, then a tax expense will be recorded accordingly.
As of December 31, 2013, our federal and state capital loss carryforwards for income tax purposes were approximately $349 million and $560 million. We also have deferred tax assets for impairment losses that, if recognized, will be capital in nature. We believe that it is more likely than not that our deferred tax assets for capital losses and impairment losses will not be realized. Therefore, we have recorded a valuation allowance on both our federal and state deferred tax assets for these items. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
In December 2012, we entered into an agreement with Arris Group Inc. (Arris) for the disposition of the Motorola Home segment. A deferred tax asset was established for the book to tax basis difference in our investment in the Motorola Home segment upon signing the agreement because the basis difference was going to be recognized in the foreseeable future. In April 2013, upon the disposition of the Home segment to Arris, our basis difference in the Home segment became a basis difference in Google’s investment in Arris shares received in the disposition and was adjusted by the amount of cash received as part of the transaction. Since any future losses to be recognized upon the disposition of Arris shares will be capital losses and we already have an excess capital loss carryforward, a full valuation allowance was recorded against this deferred tax asset. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2011 to December 31, 2013 (in millions):

Balance as of January 1, 2011	$1,140
Increases related to prior year tax positions	77
Decreases related to prior year tax positions	(9)
Decreases related to settlement with tax authorities	(5)
Increases related to current year tax positions	361
Balance as of December 31, 2011	1,564
Increases related to prior year tax positions	43
Decreases related to prior year tax positions	(40)
Decreases related to settlement with tax authorities	(62)
Increases related to acquisition	17
Increases related to current year tax positions	411
Balance as of December 31, 2012	1,933
Increases related to prior year tax positions	158
Decreases related to prior year tax positions	(37)
Decreases related to settlement with tax authorities	(78)
Increases related to current year tax positions	595
Balance as of December 31, 2013	$2,571
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1,350 million, $1,749 million, and $2,378 million as of December 31, 2011, 2012, and 2013.
As of December 31, 2012 and 2013, we had accrued $139 million and $181 million for payment of interest and penalties. Interest and penalties included in our provision for income taxes were not material in all the periods presented.
We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. During the quarter ended December 31, 2007, the IRS completed its examination of our 2003 and 2004 tax years. We have filed an appeal with the IRS for certain issues related to this audit and settlements were reached in 2012 on all but one issue which we plan to litigate in court. As a result we released the related reserves in the quarter ended December 31, 2012. The IRS is currently in examination of our 2007, 2008, and 2009 tax years. We expect the examination to be completed within the next 12 months, but we do not anticipate any significant impact to our unrecognized tax benefit balance as of December 31, 2013, related to our 2007, 2008, and 2009 tax years.
Our 2010, 2011, 2012 and 2013 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2006 through 2013 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are various other ongoing audits in various other jurisdictions that are not material to our financial statements.
Note 15.    Information about Segments and Geographic Areas
Subsequent to the completion of our disposition of the Motorola Home segment on April 17, 2013, we operate in the following two operating segments:

•	Google - includes our advertising and other non-advertising businesses

•	Motorola Mobile - includes our mobile devices business acquired from Motorola
Our chief operating decision maker does not evaluate operating segments using asset information.
The following table sets forth revenues and operating income (loss) by operating segment (in millions):

	Google	Motorola Mobile	Elimination and unallocated items (1)(2)	Total
Year Ended December 31, 2011
Revenues	$37,905	0	0	$37,905
Income (loss) from operations	$14,216	0	(2,474)	$11,742

Year Ended December 31, 2012
Revenues	$46,039	4,136	0	$50,175
Income (loss) from operations	$16,308	(393)	(3,155)	$12,760

Year Ended December 31, 2013
Revenues	$55,550	4,443	(168)	$59,825
Income (loss) from operations	$18,561	(1,029)	(3,566)	$13,966
(1) Beginning in the third quarter of 2013, Google and Motorola Mobile segment revenues have been impacted by intersegment transactions that are eliminated in consolidation. Additionally, segment revenues associated with certain products are recognized in the segment results, but deferred to future periods in our consolidated financial statements.
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
Revenues by geography are based on the billing addresses of our customers for the Google segment and the ship-to-addresses of our customers for the Motorola Mobile segment. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2011	2012	2013
Revenues:
United States	$17,560	$23,502	$26,768
United Kingdom	4,057	4,872	5,638
Rest of the world	16,288	21,801	27,419
Total revenues	$37,905	$50,175	$59,825

	As of December 31,
	2012	2013
Long-lived assets (1) :
United States	$20,985	$24,004
International	12,359	14,030
Total long-lived assets	$33,344	$38,034

(1)	Includes the Motorola Home segment as of December 31, 2012

Note 16.    Subsequent Events

Acquisition of Nest
In January 2014, we entered into an agreement to acquire 100% of Nest Labs, Inc. (Nest), a company whose mission is to reinvent devices in the home such as thermostats and smoke alarms, for a total purchase price of $3.2 billion in cash, subject to adjustments. Prior to this transaction, we had an approximately 12% ownership interest in Nest, which was net against the total consideration.  We expect that the acquisition will enhance Google's suite of products and services and allow Nest to continue to innovate upon devices in the home, making them more useful, intuitive, and thoughtful, and to reach more users in more countries. The transaction closed on February 7, 2014.
This transaction is considered a “step acquisition” under GAAP whereby our ownership interest in Nest held before the acquisition is required to be remeasured to fair value at the date of the acquisition. The gain as a result of remeasurement will be included in “interest and other income, net” on our Consolidated Statement of Income in the first quarter of 2014.
We are currently in the process of valuing the assets acquired and liabilities assumed in the transaction, and determining the fair value of our previously held ownership interest at the acquisition date. We will provide all required disclosures upon the completion of the valuation in the first quarter of 2014.

Divestiture of Motorola Mobile
On January 29, 2014, we entered into an agreement with Lenovo Group Limited (Lenovo) providing for the disposition of the Motorola Mobile segment for a total purchase price of approximately $2.9 billion (subject to certain adjustments), including $1.4 billion to be paid at close, comprised of $660 million in cash and $750 million in Lenovo ordinary shares (subject to a share cap and floor). The remaining $1.5 billion will be paid in the form of an interest-free, three-year prepayable promissory note.
We will maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including current patent applications and invention disclosures, which will be licensed back to Motorola Mobile for its continued operations. Lenovo will receive over 2,000 patent assets, as well as the Motorola Mobility brand and trademark portfolio. Additionally, in connection with the sale, we will indemnify Lenovo for certain potential liabilities of the Motorola Mobile business. The transaction is subject to the satisfaction of regulatory requirements, customary closing conditions and any other needed approvals and is expected to close in 2014.
As we evaluate the impact of this agreement, we expect financial results of Motorola Mobile will be presented as net income (loss) from discontinued operations on the Consolidated Statement of Income and assets and liabilities of Motorola Mobile to be disposed of will be presented as held for sale on the Consolidated Balance Sheets beginning in the first quarter of 2014.
We are in the process of evaluating the transaction and its impact on our financial statements, including evaluating the resulting gain or loss that will be recognized, based on all the terms of the agreement. The following table presents our best estimate of the aggregate carrying amounts of the major classes of assets and liabilities related to the Motorola Mobile segment to be disposed of as of December 31, 2013 (in millions):

Assets:
Cash and cash equivalents	$160
Accounts receivable	783
Inventories	178
Deferred income taxes, net	241
Prepaid and other current assets	919
Property and equipment, net	425
Intangible assets, net	959
Other assets, non-current	325
Total assets	$3,990
Liabilities:
Accounts payable	$1,132
Accrued expenses and other liabilities	1,531
Total liabilities	$2,663

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2013, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2013. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.

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
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 (2014 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2014 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements

2. Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Usage	Balance at End of Year
	(In millions)
Year ended December 31, 2011	$101	$214	$(182)	$133
Year ended December 31, 2012	$133	$1,263	$(815)	$581
Year ended December 31, 2013	$581	$1,128	$(1,078)	$631

Note:
Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues. For the year ended December 31, 2012 and 2013, additions included the impact from the Motorola acquisition.

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
Date: February 11, 2014

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

Signature	Title	Date
/S/ LARRY PAGE	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	February 11, 2014
Larry Page
/S/ PATRICK PICHETTE	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 11, 2014
Patrick Pichette
/S/ ERIC E. SCHMIDT	Executive Chairman	February 11, 2014
Eric E. Schmidt
/S/ SERGEY BRIN	Co-Founder and Director	February 11, 2014
Sergey Brin
/S/ L. JOHN DOERR	Director	February 11, 2014
L. John Doerr
/S/ DIANE B. GREENE	Director	February 11, 2014
Diane B. Greene
/S/ JOHN L. HENNESSY	Director	February 11, 2014
John L. Hennessy
/s/ ANN MATHER	Director	February 11, 2014
Ann Mather
Director
Paul S. Otellini
/S/ K. RAM SHRIRAM	Director	February 11, 2014
K. Ram Shriram
/S/ SHIRLEY M. TILGHMAN	Director	February 11, 2014
Shirley M. Tilghman

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date
2.01	Agreement and Plan of Merger, by and among Google Inc., RB98 Inc., and Motorola Mobility Holdings, Inc., dated as of August 15, 2011	Current Report on Form 8-K (File No. 000-50726)	August 18, 2011
3.01	Fourth Amended and Restated Certificate of Incorporation of Registrant	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012
3.02	Amended and Restated Bylaws of Registrant	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012
4.01	Specimen Class A Common Stock certificate	Registration Statement on Form S-1, as amended (File No. 333-114984)	August 18, 2004
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
4.02.2
Amendment Agreement, dated as of July 12, 2011, among Google Inc., Morgan Stanley & Co. LLC, Citigroup Global Markets Inc., Credit Suisse Management LLC, Credit Suisse Securities (USA) LLC, UBS AG, London Branch, and UBS Securities LLC
		Current Report on Form 8-K (File No. 000-50726)	July 12, 2011
4.03	Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.04	Form of 1.250% Note due 2014	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.05	Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.06	Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.07	Deferred Compensation Plan	Registration Statement on Form S-8 (File No. 333-175180)	June 28, 2011
4.07.1	Amendment No. 1 to the Deferred Compensation Plan	Annual Report on Form 10-K (File No. 000-50726)	January 26, 2012
4.08	Terms of Settlement of In Re: Google Inc. Class C Shareholder Litigation (Consol. C.A. No. 7469-CS)	Current Report on Form 8-K (File No. 000-50726)	October 28, 2013
10.01	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-1, as amended (File No. 333-114984)	July 12, 2004
10.02	Letter Agreement, dated August 16, 2005, between Shirley M. Tilghman and Google Inc.	Current Report on Form 8-K (File No. 000-50726)	October 6, 2005
10.03	Offer Letter, dated June 6, 2008, between Patrick Pichette and Google Inc.	Current Report on Form 8-K (File No. 00050726)	June 25, 2008

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.04		Letter Agreement dated January 11, 2012, between Diane B. Greene and Google Inc.	Current Report on Form 8-K (File No. 00050726)	January 12, 2012
10.05		Agreement dated April 27, 2012, between Nikesh Arora and Google Inc.	Current Report on Form 8-K (File No. 00050726)	April 30, 2012
10.06		1998 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.06.01	◆	1998 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.07	◆	2000 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.07.1	◆	2000 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.08	◆	2003 Stock Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007
10.08.1	◆	2003 Stock Plan—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.09	◆	2003 Stock Plan (No. 2), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007
10.09.1	◆	2003 Stock Plan (No. 2)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.10	◆	2003 Stock Plan (No. 3), as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	May 10, 2007
10.10.1	◆	2003 Stock Plan (No. 3)—Form of stock option agreement	Registration Statement on Form S-1, as amended (File No. 333-114984)	April 29, 2004
10.11	◆	2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011
10.11.1	◆	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.11.2	◆	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.11.3	◆	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007
10.11.4	◆	2004 Stock Plan—Form of stock option agreement (TSO Program)	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007
10.12	◆	Google Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012
10.13	◆	Google Inc. 2012 Incentive Compensation Plan for Employees and Consultants of Motorola Mobility	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012
10.14	◆	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan	Registration Statement on Form S-8 (File No. 333-181661)	May 24, 2012
10.15	◆	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010
10.16	◆	Applied Semantics, Inc. 1999 Stock Option/Stock Issuance Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.17	◆	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.18	◆	Keyhole, Inc. 2000 Equity Incentive Plan, as amended	Quarterly Report on Form 10-Q (File No. 000-50726)	August 9, 2006
10.19		Letter from Google Inc. to U.S. FTC	Current Report on Form 8-K (File No. 000-50726)	January 3, 2013
10.20		Agreement containing consent order regarding Motorola Mobility LLC and Google Inc.	Current Report on Form 8-K (File No. 000-50726)	January 3, 2013
10.21	*	Google 2012 Stock Plan – Form of Google Restricted Stock Unit Agreement
10.22	*	Google 2012 Stock Plan – Form of Google Stock Options Agreement
12	*	Computation of Earnings to Fixed Charge Ratios
21.01	*	Subsidiaries of the Registrant
23.01	*	Consent of Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
_________________

◆	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.