Form 10-Q
period 2014-03-31
Google Inc.
filed 2014-04-24
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-36380
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
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At April 16, 2014, there were 281,667,778 shares of Google’s Class A common stock outstanding, 55,579,441 shares of Google’s Class B common stock outstanding and 337,246,657 Class C capital stock outstanding.

Google Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2014

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

•	our expectation that we will continue to pay most of the fees we receive from advertisers on our Google Network Members' websites to our Google Network Members;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	our belief that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;

•	the expected increase of costs related to hedging activities under our foreign exchange risk management program;

•
our expectation that our cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses will increase in dollars and may increase as a percentage of revenues;

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	our continued investments in international markets;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations regarding the trading price of our Class A common stock and Class C capital stock; and

•	our expectations about the disposition of the Motorola Mobile business;
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
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2013	As of March 31, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,898	$16,639
Marketable securities	39,819	42,740
Total cash, cash equivalents, and marketable securities (including securities loaned of $5,059 and $4,405)	58,717	59,379
Accounts receivable, net of allowance of $631 and $262	8,882	7,827
Inventories	426	337
Receivable under reverse repurchase agreements	100	50
Deferred income taxes, net	1,526	1,166
Income taxes receivable, net	408	544
Prepaid revenue share, expenses and other assets	2,827	2,138
Assets held for sale	0	3,873
Total current assets	72,886	75,314
Prepaid revenue share, expenses and other assets, non-current	1,976	1,718
Non-marketable equity investments	1,976	2,123
Property and equipment, net	16,524	17,877
Intangible assets, net	6,066	5,317
Goodwill	11,492	14,177
Total assets	$110,920	$116,526
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,453	$1,623
Short-term debt	3,009	3,009
Accrued compensation and benefits	2,502	1,531
Accrued expenses and other current liabilities	3,755	3,305
Accrued revenue share	1,729	1,674
Securities lending payable	1,374	2,153
Deferred revenue	1,062	947
Income taxes payable, net	24	0
Liabilities held for sale	0	2,028
Total current liabilities	15,908	16,270
Long-term debt	2,236	3,234
Deferred revenue, non-current	139	103
Income taxes payable, non-current	2,638	2,826
Deferred income taxes, net, non-current	1,947	1,848
Other long-term liabilities	743	534
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 671,664 (Class A 279,325, Class B 56,507, Class C 335,832) and par value of $672 (Class A $279, Class B $57, Class C $336) and 674,462 (Class A 281,557, Class B 55,674, Class C 337,231) and par value of $674 (Class A $281, Class B $56, Class C $337) shares issued and outstanding	25,922	26,652
Accumulated other comprehensive income	125	345
Retained earnings	61,262	64,714
Total stockholders’ equity	87,309	91,711
Total liabilities and stockholders’ equity	$110,920	$116,526
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Revenues	$12,951	$15,420
Costs and expenses:
Cost of revenues (1)	5,136	5,961
Research and development (1)	1,617	2,126
Sales and marketing (1)	1,435	1,729
General and administrative (1)	1,015	1,489
Total costs and expenses	9,203	11,305
Income from operations	3,748	4,115
Interest and other income, net	134	357
Income from continuing operations before income taxes	3,882	4,472
Provision for income taxes	354	822
Net income from continuing operations	3,528	3,650
Net loss from discontinued operations (1)	(182)	(198)
Net income	$3,346	$3,452
Net income (loss) per share of Class A and Class B common stock and Class C capital stock - basic:
Continuing operations	$5.34	$5.42
Discontinued operations	(0.28)	(0.29)
Net income per share of Class A and Class B common stock and Class C capital stock - basic	$5.06	$5.13
Net income (loss) per share of Class A and Class B common stock and Class C capital stock - diluted:
Continuing operations	$5.24	$5.33
Discontinued operations	(0.27)	(0.29)
Net income per share of Class A and Class B common stock and Class C capital stock - diluted	$4.97	$5.04

Shares used in per share calculation - basic	660,908	672,587
Shares used in per share calculation - diluted	673,326	685,212
______________________
(1) Includes stock-based compensation expense as follows:
Cost of revenues	$99	$95
Research and development	338	456
Sales and marketing	118	147
General and administrative	100	141
Discontinued operations	53	48
Total stock-based compensation expense	$708	$887
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Net income	$3,346	$3,452
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(168)	65
Available-for-sale investments:
Change in net unrealized gains (losses)	(55)	217
Less: reclassification adjustment for net gains included in net income	(46)	(67)
Net change (net of tax effect of $37 and $42)	(101)	150
Cash flow hedges:
Change in net unrealized gains	109	10
Less: reclassification adjustment for net gains included in net income	(22)	(5)
Net change (net of tax effect of $51 and $30)	87	5
Other comprehensive income (loss)	(182)	220
Comprehensive income	$3,164	$3,672
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Operating activities
Net income	$3,346	$3,452
Adjustments:
Depreciation expense and loss on disposal of property and equipment	584	816
Amortization of intangible and other assets	315	270
Stock-based compensation expense	708	887
Excess tax benefits from stock-based award activities	(94)	(155)
Deferred income taxes	202	144
Gain on equity interest	0	(103)
Gain on sale of non-marketable equity investments	0	(117)
Other	37	(14)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	256	267
Income taxes, net	(335)	201
Inventories	(142)	26
Prepaid revenue share, expenses and other assets	(212)	(334)
Accounts payable	87	177
Accrued expenses and other liabilities	(1,059)	(1,079)
Accrued revenue share	(27)	(70)
Deferred revenue	(33)	23
Net cash provided by operating activities	3,633	4,391
Investing activities
Purchases of property and equipment	(1,203)	(2,345)
Purchases of marketable securities	(7,834)	(12,082)
Maturities and sales of marketable securities	6,319	9,406
Investments in non-marketable equity investments	(36)	(168)
Cash collateral related to securities lending	564	779
Investments in reverse repurchase agreements	0	50
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(251)	(2,947)
Net cash used in investing activities	(2,441)	(7,307)
Financing activities
Net payments related to stock-based award activities	(210)	(326)
Excess tax benefits from stock-based award activities	94	155
Proceeds from issuance of debt, net of costs	2,922	3,416
Repayments of debt	(3,323)	(2,423)
Net cash (used in) provided by financing activities	(517)	822
Effect of exchange rate changes on cash and cash equivalents	(78)	(5)
Net increase (decrease) in cash and cash equivalents	597	(2,099)
Cash and cash equivalents at beginning of period	14,778	18,898
Reclassification to assets held for sale	0	(160)
Cash and cash equivalents at end of period	$15,375	$16,639

Supplemental disclosures of cash flow information
Cash paid for taxes	$385	$353
See accompanying notes.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Google Inc. and Summary of Significant Accounting Policies
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On January 29, 2014, we entered into an agreement with Lenovo Group Limited (Lenovo) providing for the disposition of the Motorola Mobile business. As such, the financial results of Motorola Mobile are presented as "Net loss from discontinued operations" on the Consolidated Statements of Income for the three months ended March 31, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of March 31, 2014, respectively.
On April 2, 2014, the Company completed a two-for-one stock split effected in the form of a stock dividend. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect this two-for-one stock split. See Notes 2 and 12 for additional information about the stock split effected in the form of a stock dividend.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of March 31, 2014, the Consolidated Statements of Income for the three months ended March 31, 2013 and 2014, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and 2014, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and 2014 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2014, our results of operations for the three months ended March 31, 2013 and 2014, and our cash flows for the three months ended March 31, 2013 and 2014. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, filed with the SEC on February 12, 2014.
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
Recent Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We are currently in the process of evaluating the impact of the adoption on our consolidated financial statements.
Prior Period Reclassifications
Reclassifications of prior period amounts related to discontinued operations as a result of the expected Motorola Mobile disposition, and share and per-share amounts due to the two-for-one stock split effected in the form of a stock dividend have been made to conform to the current period presentation.
Note 2. Net Income Per Share of Class A and Class B Common Stock and Class C Capital Stock
In April 2012, our board of directors approved amendments to our certificate of incorporation that created a new class of non-voting capital stock (Class C capital stock). The amendments authorized 3 billion shares of Class C capital stock and also increased the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our Fourth Amended and Restated Certificate of Incorporation (New Charter), the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. In January 2014, our board of directors approved a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock (Stock Split). The Stock Split had a record date of March 27, 2014 and a payment date of April 2, 2014.
Share and per-share amounts disclosed as of March 31, 2014 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the Stock Split. The Class C capital stock has no voting rights, except as required by applicable law. Except as expressly provided in the New Charter and as noted in the following sentence, shares of Class C capital stock have the same rights and privileges and rank equally, share ratably and are identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters including dividend and distribution rights. In accordance with the settlement of litigation involving the authorization to distribute the Class C capital stock, we may be obligated to make a payment to holders of the Class C stock if, on average, Class C trades below Class A during the first 365 days following the Class C issuance, payable in cash, Class A stock, Class C stock, or a combination thereof, at the discretion of the board of directors.
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended
	March 31,
	2013			2014
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$1,435	$329	$1,764	$1,521	$304	$1,825
Allocation of undistributed earnings - discontinued operations	(74)	(17)	(91)	(83)	(16)	(99)
Total	$1,361	$312	$1,673	$1,438	$288	$1,726
Denominator
Number of shares used in per share computation	268,767	61,687	330,454	280,202	56,091	336,293
Basic net income (loss) per share:
Continuing operations	$5.34	$5.34	$5.34	$5.42	$5.42	$5.42
Discontinued operations	(0.28)	(0.28)	(0.28)	(0.29)	(0.29)	(0.29)
Basic net income per share	$5.06	$5.06	$5.06	$5.13	$5.13	$5.13
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$1,435	$329	$1,764	$1,521	$304	$1,825
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	329	0	0	304	0	0
Reallocation of undistributed earnings	0	(6)	0	0	(5)	0
Allocation of undistributed earnings - continuing operations	$1,764	$323	$1,764	$1,825	$299	$1,825
Allocation of undistributed earnings for basic computation - discontinued operations	$(74)	$(17)	$(91)	$(83)	$(16)	$(99)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(17)	0	0	(16)	0	0
Reallocation of undistributed earnings	0	0	0	0	0	0
Allocation of undistributed earnings - discontinued operations	$(91)	$(17)	$(91)	$(99)	$(16)	$(99)
Denominator
Number of shares used in basic computation	268,767	61,687	330,454	280,202	56,091	336,293
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	61,687	0	0	56,091	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	3,129	12	3,129	2,419	0	2,419
Restricted stock units	3,080	0	3,080	3,894	0	3,894
Number of shares used in per share computation	336,663	61,699	336,663	342,606	56,091	342,606
Diluted net income (loss) per share:
Continuing operations	$5.24	$5.24	$5.24	$5.33	$5.33	$5.33
Discontinued operations	(0.27)	(0.27)	(0.27)	(0.29)	(0.29)	(0.29)
Diluted net income per share	$4.97	$4.97	$4.97	$5.04	$5.04	$5.04

The number of shares and per share amounts for the prior period presented have been retroactively restated to reflect the two-for-one stock split effected in the form of a stock dividend issued on April 2, 2014.
The net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.

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
Level 2 - Inputs that are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant inputs are observable in the market or can be derived from observable market data. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and credit ratings.
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

Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2013 and March 31, 2014 (in millions):

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,909	$0	$0	$9,909	$9,909	$0
Level 1:
Money market and other funds	4,428	0	0	4,428	4,428	0
U.S. government notes	18,276	23	(37)	18,262	2,501	15,761
Marketable equity securities	197	167	0	364	0	364
	22,901	190	(37)	23,054	6,929	16,125
Level 2:
Time deposits(1)	1,207	0	0	1,207	790	417
Money market and other funds(2)	1,270	0	0	1,270	1,270	0
U.S. government agencies	4,575	3	(3)	4,575	0	4,575
Foreign government bonds	1,502	5	(26)	1,481	0	1,481
Municipal securities	2,904	9	(36)	2,877	0	2,877
Corporate debt securities	7,300	162	(67)	7,395	0	7,395
Agency residential mortgage-backed securities	5,969	27	(187)	5,809	0	5,809
Asset-backed securities	1,142	0	(2)	1,140	0	1,140
	25,869	206	(321)	25,754	2,060	23,694
Total	$58,679	$396	$(358)	$58,717	$18,898	$39,819

	As of March 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$9,212	$0	$0	$9,212	$9,212	$0
Level 1:
Money market and other funds	3,212	0	0	3,212	3,212	0
U.S. government notes	18,034	24	(22)	18,036	852	17,184
Marketable equity securities	190	190	0	380	0	380
	21,436	214	(22)	21,628	4,064	17,564
Level 2:
Time deposits(1)	1,762	0	0	1,762	1,260	502
Money market and other funds(2)	2,103	0	0	2,103	2,103	0
U.S. government agencies	5,674	3	(2)	5,675	0	5,675
Foreign government bonds	1,719	9	(15)	1,713	0	1,713
Municipal securities	2,795	15	(18)	2,792	0	2,792
Corporate debt securities	7,030	185	(30)	7,185	0	7,185
Agency residential mortgage-backed securities	6,151	36	(144)	6,043	0	6,043
Asset-backed securities	1,267	0	(1)	1,266	0	1,266
	28,501	248	(210)	28,539	3,363	25,176
Total	$59,149	$462	$(232)	$59,379	$16,639	$42,740

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances at December 31, 2013 and March 31, 2014 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion of this program.

Cash, cash equivalents and marketable securities to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of March 31, 2014, and accordingly, are not included in this table.
During the second quarter of 2013, we received approximately $175 million in Arris Group, Inc. (Arris) common stock (10.6 million shares) in connection with the sale of the Motorola Home business (see details in Note 8). These shares are accounted for as available-for-sale marketable equity securities.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $75 million and $98 million for the three months ended March 31, 2013 and 2014. We recognized gross realized losses of $15 million and $24 million for the three months ended March 31, 2013 and 2014. We reflect these gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of March 31, 2014
(unaudited)
Due in 1 year	$14,828
Due in 1 year through 5 years	15,431
Due in 5 years through 10 years	5,942
Due after 10 years	6,159
Total	$42,360
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2013 and March 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,404	$(37)	$0	$0	$4,404	$(37)
U.S. government agencies	496	(3)	0	0	496	(3)
Foreign government bonds	899	(23)	83	(3)	982	(26)
Municipal securities	1,210	(32)	99	(4)	1,309	(36)
Corporate debt securities	2,583	(62)	69	(5)	2,652	(67)
Agency residential mortgage-backed securities	4,065	(167)	468	(20)	4,533	(187)
Asset-backed securities	643	(2)	0	0	643	(2)
Total	$14,300	$(326)	$719	$(32)	$15,019	$(358)

	As of March 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(unaudited)
U.S. government notes	$2,583	$(22)	$0	$0	$2,583	$(22)
U.S. government agencies	472	(2)	0	0	472	(2)
Foreign government bonds	844	(10)	100	(5)	944	(15)
Municipal securities	915	(13)	106	(5)	1,021	(18)
Corporate debt securities	1,466	(25)	86	(5)	1,552	(30)
Agency residential mortgage-backed securities	3,540	(110)	570	(34)	4,110	(144)
Asset-backed securities	0	0	90	(1)	90	(1)
Total	$9,820	$(182)	$952	$(50)	$10,772	$(232)

We periodically review our marketable debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2013 and 2014, we did not recognize any other-than-temporary impairment loss.

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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2013 and March 31, 2014, we received cash collateral related to the derivative instruments under our collateral security arrangements of $35 million and $7 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $10.0 billion and $7.9 billion as of December 31, 2013 and March 31, 2014. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps, with a total notional amount of $1.0 billion and terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate, that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. We issued $1.0 billion of unsecured senior notes in February 2014 (See details in Note 4). As a result, we terminated the forward-starting interest rate swaps upon the debt issuance. The gain associated with the termination is reported within operating activities in the Consolidated Statement of Cash Flows for the three months ended March 31, 2014, consistent with the impact of the hedged item.
We reflect gains or losses on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to interest and other income, net. Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option on the date of purchase as an asset. Thereafter, we recognize changes to this time value in interest and other income, net.

As of March 31, 2014, the effective portion of our cash flow hedges before tax effect was $68 million, of which $17 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.2 billion and $1.4 billion as of December 31, 2013 and March 31, 2014.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $9.4 billion and $7.5 billion at December 31, 2013 and March 31, 2014.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $13 million at December 31, 2013 and $75 million at March 31, 2014.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2013
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$133	$12	$145
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	87	0	87
Total		$220	$12	$232
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$4	$4

		As of March 31, 2014
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share,expenses and other assets, current and non-current and assets held for sale	$80	$4	$84
Total		$80	$4	$84
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses, and other current liabilities and liabilities held for sale	$5	$13	$18
Total		$5	$13	$18
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	2013	2014
	(unaudited)
Foreign exchange contracts	$163	$13
Interest rate contracts	10	(31)
Total	$173	$(18)

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2013	2014
		(unaudited)
Foreign exchange contracts	Revenues	$35	$8

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended March 31,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(51)	$(67)
Interest rate contracts	Interest and other income, net	0	4
Total		$(51)	$(63)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended March 31,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$37	$(2)
Hedged item	Interest and other income, net	(38)	0
Total		$(1)	$(2)

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were $1 million and $2 million for the three months ended March 31, 2013 and 2014.
The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended March 31,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net, and net loss from discontinued operations	$87	$(37)
Interest rate contracts	Interest and other income, net	0	1
Total		$87	$(36)

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements

We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2013 and March 31, 2014, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	As of December 31, 2013
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$232	$0	$232		$(2)	(1)	$(35)	$(52)	$143
Reverse repurchase agreements	1,370	0	1,370	(2)	0		0	(1,370)	0
Total	$1,602	$0	$1,602		$(2)		$(35)	$(1,422)	$143

	As of March 31, 2014
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$84	$0	$84		$(5)	(1)	$(7)	$(9)	$63
Reverse repurchase agreements	2,153	0	2,153	(2)	0		0	(2,153)	0
Total	$2,237	$0	$2,237		$(5)		$(7)	$(2,162)	$63

(1) The balances at December 31, 2013 and March 31, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2) The balances at December 31, 2013 and March 31, 2014 included $1,270 million and $2,103 million recorded in cash and cash equivalents, respectively, and $100 million and $50 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	As of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(2)	(3)	$0	$0	$2
Securities lending agreements	1,374	0	1,374	0		0	(1,357)	17
Total	$1,378	$0	$1,378	$(2)		$0	$(1,357)	$19

	As of March 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$18	$0	$18	$(5)	(3)	$0	$0	$13
Securities lending agreements	2,153	0	2,153	0		0	(2,124)	29
Total	$2,171	$0	$2,171	$(5)		$0	$(2,124)	$42

(3) The balances at December 31, 2013 and March 31, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 4. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2013 and March 31, 2014, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.1%. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2013 and March 31, 2014, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2013 and March 31, 2014. The estimated fair value of the commercial paper approximated its carrying value at December 31, 2013 and March 31, 2014.
Our short-term debt balance also includes the short-term portion of certain long-term debt, as described in the section below.
Long-Term Debt
We issued $1.0 billion of unsecured senior notes (the "2014 Notes") in February 2014 and $3.0 billion of unsecured senior notes in three tranches (collectively, the "2011 Notes") in May 2011. We entered into a capital lease obligation in August 2013. The details of these financing arrangements are described in the table below (in millions):

	As of December 31, 2013	As of March 31, 2014
		(unaudited)
Short-Term Portion of Long-Term Debt
1.25% Notes due on May 19, 2014	$1,000	$1,000
Capital Lease Obligation	9	9
Total	$1,009	$1,009

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$1,000
3.625% Notes due on May 19, 2021	1,000	1,000
3.375% Notes due on February 25, 2024	0	1,000
Unamortized discount for the Notes above	(10)	(9)
Subtotal	1,990	2,991
Capital Lease Obligation	246	243
Total	$2,236	$3,234

The effective interest yields of the Notes due in 2014, 2016, 2021, and 2024 were 1.258%, 2.241%, 3.734% and 3.377%, respectively. Interest on the 2011 and 2014 Notes are payable semi-annually. The 2011 and 2014 Notes rank equally with each other with all of our other senior unsecured and unsubordinated indebtedness from time to time outstanding. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. We used the net proceeds from the issuance of the 2011 Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. We intend to use the net proceeds from the issuance of the 2014 Notes for general corporate purposes including the repayment of the principal amount of our 2011 Notes due on May 19, 2014. The total estimated fair value of the 2011 and 2014 Notes was approximately $3.1 billion and $4.1 billion at December 31, 2013 and March 31, 2014, respectively. The fair value of the 2011 and 2014 Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028 with an option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value at December 31, 2013 and March 31, 2014.

Note 5. Balance Sheet Components
Inventories
Inventories consisted of the following (in millions):

	As of December 31, 2013	As of March 31, 2014
		(unaudited)
Raw materials and work in process	$115	$2
Finished goods	311	335
Inventories	$426	$337

Inventories to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of March 31, 2014, and accordingly, are not included in this table.
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2013	As of March 31, 2014
		(unaudited)
Information technology assets	$9,094	$9,408
Land and buildings	7,488	8,776
Construction in progress	5,602	5,878
Leasehold improvements	1,576	1,578
Furniture and fixtures	77	79
Total	23,837	25,719
Less: accumulated depreciation and amortization	7,313	7,842
Property and equipment, net	$16,524	$17,877
Property under capital lease with a cost basis of $258 million was included in land and buildings and construction in progress as of March 31, 2014. Additionally, property and equipment to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of March 31, 2014, and accordingly, are not included in this table.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(73)	$604	$7	$538

Other comprehensive income (loss) before reclassifications	(168)	(55)	109	(114)
Amounts reclassified from AOCI	0	(46)	(22)	(68)
Other comprehensive income (loss)	(168)	(101)	87	(182)
Balance as of March 31, 2013	$(241)	$503	$94	$356

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2013	$16	$50	$59	$125

Other comprehensive income (loss) before reclassifications	65	217	10	292
Amounts reclassified from AOCI	0	(67)	(5)	(72)
Other comprehensive income (loss)	65	150	5	220
Balance as of March 31, 2014	$81	$200	$64	$345

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

	Three Months Ended March 31, 2013
AOCI Components	Location	Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
Unrealized gains on available-for-sale investments	Interest and other income, net	$60
	Provision for income taxes	(14)
	Net of tax	$46

Unrealized gains on cash flow hedges for foreign exchange contracts	Revenue	$35
	Provision for income taxes	(13)
	Net of tax	$22

Total amount reclassified, net of tax		$68

	Three Months Ended March 31, 2014
AOCI Components	Location	Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
Unrealized gains on available-for-sale investments	Interest and other income, net	$74
	Provision for income taxes	(7)
	Net of tax	$67

Unrealized gains on cash flow hedges for foreign exchange contracts	Revenue	$8
	Provision for income taxes	(3)
	Net of tax	$5

Total amount reclassified, net of tax		$72

Note 6. Acquisitions

In February 2014, we completed the acquisition of Nest Labs, Inc. (Nest), a company whose mission is to reinvent devices in the home such as thermostats and smoke alarms. Prior to this transaction, we had an approximately 12% ownership interest in Nest. The acquisition is expected to enhance Google's suite of products and services and allow Nest to continue to innovate upon devices in the home, making them more useful, intuitive, and thoughtful, and to reach more users in more countries.
The fair value of assets acquired and liabilities assumed was recorded based on a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price allocation that are not yet finalized are related to the fair values of intangible assets acquired, certain income taxes and residual goodwill. Of the total $2.5 billion purchase price and the fair value of our previously held equity interest of $152 million, $51 million was cash acquired, $430 million was attributed to intangible assets, $2.35 billion was attributed to goodwill, and $157 million was attributed to net liabilities assumed. The goodwill of $2.35 billion is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
This transaction is considered a “step acquisition” under GAAP whereby our ownership interest in Nest held before the acquisition is required to be remeasured to fair value at the date of the acquisition. Such fair value was estimated by using discounted cash flow valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The gain of $103 million as a result of remeasurement is included in “interest and other income, net” on our Consolidated Statement of Income.
During the three months ended March 31, 2014, we completed other acquisitions and purchases of intangible assets for a total cash consideration of approximately $483 million, of which $50 million was cash acquired, $33 million was attributed to intangible assets, $404 million to goodwill, and $4 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. Goodwill is not expected to be deductible for tax purposes.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions completed during the three months ended March 31, 2014, patents and developed technology have a weighted-average useful life of 5.7 years, customer relationships have a weighted-average useful life of 5.0 years, and trade names and other have a weighted-average useful life of 7.9 years.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows (in millions, unaudited):

Balance as of December 31, 2013	$11,492
Goodwill acquired	2,754
Goodwill reclassified to assets held for sale	(71)
Goodwill adjustment	2
Balance as of March 31, 2014	$14,177
Information regarding our acquisition-related intangible assets was as follows (in millions):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$7,282	$2,102	$5,180
Customer relationships	1,770	1,067	703
Trade names and other	534	351	183
Total	$9,586	$3,520	$6,066

	As of March 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,825	$2,158	$4,667
Customer relationships	1,390	1,033	357
Trade names and other	640	347	293
Total	$8,855	$3,538	$5,317

Goodwill and Intangible Assets to be disposed of as a result of our Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of March 31, 2014 and accordingly, are not included in the table above. Amortization of these intangible assets were stopped as of the date they were deemed to be held for sale.
Amortization expense relating to acquisition-related intangible assets was $279 million and $270 million for the three months ended March 31, 2013 and 2014.
As of March 31, 2014, expected amortization expense relating to acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2014	$758
2015	859
2016	772
2017	705
2018	653
Thereafter	1,570
$5,317

Note 8.    Discontinued Operations
Motorola Mobile
On January 29, 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile business for a total purchase price of approximately $2.9 billion (subject to certain adjustments), including $1.4 billion to be paid at close, comprised of $660 million in cash and $750 million in Lenovo ordinary shares (subject to a share cap and floor). The remaining $1.5 billion will be paid in the form of an interest-free, three-year prepayable promissory note.
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
As such, financial results of Motorola Mobile are presented as net loss from discontinued operations on the Consolidated Statements of Income for the three months ended March 31, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as assets held for sale and liabilities held for sale on the Consolidated Balance Sheet as of March 31, 2014, respectively.
The following table presents financial results of the Motorola Mobile business included in net loss from discontinued operations for the three months ended March 31, 2013 and 2014 (in millions, unaudited):

	Three Months Ended March 31,
	2013	2014
Revenues	$1,018	$1,377

Loss from discontinued operations before income taxes	(271)	(274)
Benefits from income taxes	67	76
Net loss from discontinued operations	$(204)	$(198)
The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Motorola Mobile business to be disposed of as of March 31, 2014 (in millions, unaudited):

Assets:
Cash and cash equivalents	$160
Accounts receivable	881
Inventories	85
Prepaid expenses and other current assets	956
Prepaid expenses and other assets, non-current	270
Property and equipment, net	503
Intangible assets, net	947
Goodwill	71
Total assets	$3,873

Liabilities:
Accounts payable	$1,039
Accrued compensation and benefits	137
Accrued expenses and other current liabilities	450
Deferred revenue	154
Other long-term liabilities	248
Total liabilities	$2,028

Motorola Home
In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home business. The transaction closed on April 17, 2013. As such, financial results of Motorola Home were included in net loss from discontinued operations for the three months ended March 31, 2013.
The following table presents financial results of the Motorola Home business included in net loss from discontinued operations for the three months ended March 31, 2013 (in millions, unaudited):

Three Months Ended
March 31, 2013
Revenues	$738

Income from discontinued operations before income taxes	47
Provision for income taxes	(25)
Net income from discontinued operations	$22

Note 9. Restructuring Charges
Subsequent to our acquisition of Motorola Mobility Holdings, Inc. (Motorola) in May 2012, we initiated a restructuring plan for Motorola, primarily in our Motorola Mobile business, to reduce workforce, reorganize management structure, close or consolidate certain facilities, as well as simplify our mobile product portfolio. These changes are designed to return the Motorola Mobile business to profitability. Pursuant to this restructuring plan, we have incurred cumulative charges of approximately $824 million.
For the three months ended March 31, 2014, changes to restructuring accruals were as follows (in millions, unaudited):

	Severance and Related	Other Charges	Total
Balance as of December 31, 2013	$45	$12	$57
Charges	5	(2)	3
Cash payments	(17)	(2)	(19)
Balance as of March 31, 2014	$33	$8	$41
For the three months ended March 31, 2013 and 2014, restructuring charges totaled $63 million and $3 million, which were included in net loss from discontinued operations on the Consolidated Statements of Income.

Note 10. Interest and Other Income, Net
The components of interest and other income, net, were as follows (in millions, unaudited):

	Three Months Ended March 31,
	2013	2014

Interest income	$180	$168
Interest expense	(21)	(24)
Realized gains on available-for-sale investments, net	60	74
Foreign currency exchange losses, net	(61)	(109)
Realized gain on equity interest	0	103
Realized gain on non-marketable equity investments	0	117
Other income (expense), net	(24)	28
Interest and other income, net	$134	$357

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
Taxes
We are under audit by the Internal Revenue Service (IRS) and various other tax authorities with regards to income tax and indirect tax matters. We have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it would result in a further charge to expense.
In March 2014, we received a tax assessment from the French tax authorities. We believe an adequate provision has been made and it is more likely than not that our tax position will be sustained. However, it is reasonably possible that resolution with the French tax authorities could result in an adjustment to our tax position.
Note 12. Stockholders’ Equity
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented. The weighted average estimated fair value of options granted has been retroactively adjusted to reflect the effects of the two-for-one stock split:

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)

Risk-free interest rate	0.9%	N/A
Expected volatility	29%	N/A
Expected life (in years)	5.8	N/A
Dividend yield	0%	N/A
Weighted-average estimated fair value of options granted during the period	$107.20	N/A

There were 3,142 (split-adjusted) stock options granted during the three months ended March 31, 2013. No options were granted during the three months ended March 31, 2014.

The following table summarizes the activities for our stock options for the three months ended March 31, 2014 and has been retroactively adjusted to reflect the effects of the two-for-one stock split:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2013	10,065,726	$215.50
Granted	—	$—
Exercised	(1,301,382)	$205.35
Forfeited/canceled	(15,686)	$280.01
Balance as of March 31, 2014	8,748,658	$217.04	5.1	$2,977
Exercisable as of March 31, 2014	6,570,910	$190.39	4.4	$2,411
Exercisable as of March 31, 2014 and expected to vest thereafter (2)	8,480,795	$214.50	5.1	$2,907

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the split adjusted closing stock price of $557.26 for our Class A common stock on March 31, 2014.

(2)	Options expected to vest reflect an estimated forfeiture rate.

As of March 31, 2014, there was $154 million of unrecognized compensation cost related to outstanding Google employee stock options. This amount is expected to be recognized over a weighted-average period of 1.7 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested RSUs for the three months ended March 31, 2014 and has been retroactively adjusted to reflect the effects of the two-for-one stock split:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2013	21,953,960	$359.20
Granted	1,905,174	$594.91
Vested	(2,436,424)	$325.73
Forfeited/canceled	(219,832)	$352.58
Unvested as of March 31, 2014	21,202,878	$384.31
Expected to vest after March 31, 2014 (1)	18,594,924	$384.31

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of March 31, 2014, there was $6.3 billion of unrecognized compensation cost related to unvested Google employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation related to these awards will be different from our expectations.
Stock Split Effected In Form of Stock Dividend
In April 2012, our board of directors approved amendments to our certificate of incorporation that created a new class of non-voting capital stock (Class C capital stock). The amendments authorized 3 billion shares of Class C capital stock and also increased the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our Fourth Amended and Restated Certificate of Incorporation (New Charter), the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. In January 2014, our board of directors approved a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock. The Stock Split had a record date of March 27, 2014 and a payment date of April 2, 2014.
Share and per-share amounts disclosed as of March 31, 2014 and for all other comparative periods provided have been retroactively adjusted to reflect the effects of the stock split. The Class C capital stock has no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock have the same rights and privileges and rank equally, share ratably and are identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters including dividend and distribution rights.
In accordance with the settlement of litigation involving the authorization to distribute the Class C capital stock, we may be obligated to make a payment to holders of the Class C stock if, on average, Class C trades below Class A during the first 365 days following the Class C issuance, payable in cash, Class A stock, Class C stock, or a combination thereof, at the discretion of the board of directors. As the Class C shares were only recently issued, we cannot reliably predict what, if any, patterns will emerge over time with respect to the relative trading prices of Class A and Class C shares.
The par value per share of our shares of Class A common stock and Class B common stock remained unchanged at $0.001 per share after the Stock Split. On the effective date of the Stock Split, a transfer between retained earnings and common stock occurred and the amount transferred was equal to the $0.001 par value of the Class C capital stock that was issued.
Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $2,571 million and $2,764 million as of December 31, 2013 and March 31, 2014. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2,378 million and $2,557 million as of December 31, 2013 and March 31, 2014. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Our provision for income taxes and effective tax rate increased from the three months ended March 31, 2013 to the three months ended March 31, 2014, largely attributed to the expiration of the federal research and development credit as of December 31, 2013.

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

Note 14. Information about Segments and Geographic Areas
On January 29, 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile business. Financial results of Motorola Mobile are included in net loss from discontinued operations for the three months ended March 31, 2013 and 2014. As such, Motorola Mobile is not presented as a separate segment in our segment report.
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Revenues:
United States	$5,836	$6,656
United Kingdom	1,387	1,583
Rest of the world	5,728	7,181
Total revenues	$12,951	$15,420

	As of December 31, 2013	As of March 31, 2014
		(unaudited)
Long-lived assets:
United States	$24,004	$27,159
International	14,030	14,053
Total long-lived assets	$38,034	$41,212

Long-lived assets to be disposed of as a result of our Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of March 31, 2014, and accordingly, are not included in this table.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and related notes included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Overview
Google is a global technology leader focused on improving the ways people connect with information. We aspire to build products and provide services that improve the lives of billions of people globally. Our mission is to organize the world’s information and make it universally accessible and useful. Our innovations in web search and advertising have made our website a top internet property and our brand one of the most recognized in the world.  Google generates revenues primarily by delivering relevant, cost-effective online advertising. Businesses use our AdWords program and AdSense program to promote their products and services with advertising on both Google-owned properties and publishers' sites across the web.
In January 2014, we entered into an agreement with Lenovo Group Limited (Lenovo) providing for the disposition of the Motorola Mobile business. The transaction is expected to close in 2014. As such, financial results of Motorola Mobile are presented as "Net loss from discontinued operations" on the Consolidated Statements of Income for the three months ended March 31, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of March 31, 2014, respectively. The Motorola Mobile business is focused on mobile wireless devices and related products and services and generates revenues primarily by selling hardware products.
In December 2012, we entered into an agreement for the disposition of the Motorola Home business. The transaction closed on April 17, 2013. Financial results related to Motorola Home were included within net loss from discontinued operations on the Consolidated Statements of Income for the three months ended March 31, 2013. The Motorola Home business was focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services.
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
From an overall business perspective, we continue to invest aggressively in areas of strategic focus, our systems, data centers, corporate facilities, information technology infrastructure, and employees. We expect to continue to hire aggressively for the remainder of 2014 and provide competitive compensation programs to our employees. Our full-time employee headcount was 53,891 (including 9,982 headcount from Motorola Mobile and 5,170 from Motorola Home) at March 31, 2013, and 49,829 (which includes 3,659 headcount from Motorola Mobile) at March 31, 2014. Acquisitions will also remain an important component of our strategy and use of capital. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, manufacturing and inventory-related costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.
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
Results of Operations
We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). In December 2012, we entered into an agreement for the disposition of the Motorola Home business, and consequently, financial results related to Motorola Home were presented as net income (loss) from discontinued operations in the Consolidated Statements of Income. In April 2013, we completed the disposition of the Motorola Home business.
In January 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile business. The transaction is expected to close in 2014. As such, financial results of Motorola Mobile are presented as "Net loss from discontinued operations" on the Consolidated Statements of Income for the three months ended March 31, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of March 31, 2014, respectively.
The following table presents our historical operating results as a percentage of revenues for the periods presented:

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	39.7	38.7
Research and development	12.5	13.8
Sales and marketing	11.1	11.2
General and administrative	7.8	9.6
Total costs and expenses	71.1	73.3
Income from operations	28.9	26.7
Interest and other income, net	1.0	2.3
Income from continuing operations before income taxes	29.9	29.0
Provision for income taxes	2.7	5.3
Net income from continuing operations	27.2	23.7
Net loss from discontinued operations	(1.4)	(1.3)
Net income	25.8%	22.4%
Revenues
The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Advertising revenues:
Websites	$8,640	$10,469
Network Members' websites	3,262	3,397
Total advertising revenues	11,902	13,866
Other revenues	1,049	1,554
Total revenues	$12,951	$15,420
The following table presents our revenues, by revenue source, as a percentage of revenues for the periods presented:

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Advertising revenues:
Websites	66.7%	67.9%
Network Members' websites	25.2	22.0
Total advertising revenues	91.9%	89.9%
Websites as % of advertising revenues	72.6	75.5
Network Members’ websites as % of advertising revenues	27.4	24.5
Other revenues	8.1%	10.1%

Our revenues increased $2,469 million from the three months ended March 31, 2013 to the three months ended March 31, 2014. This increase resulted primarily from an increase in advertising revenues generated by Google websites and an increase in other revenues, and to a lesser extent, an increase in advertising revenues generated by Google Network Members' websites. The increase in other revenues was mainly driven by higher sales related to digital content and hardware products. The increase in advertising revenues for Google websites and Google Network Members' websites resulted primarily from an increase in the number of paid clicks through our advertising programs, as paid clicks on Google websites and Google Network Members' websites increased approximately 26% from the three months ended March 31, 2013 to the three months ended March 31, 2014. The increase in the number of paid clicks generated through our advertising programs was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members, partially offset by certain advertising policy changes. The impact from the increase in paid clicks on our revenue growth was partially offset by a decrease in the average cost-per-click paid by our advertisers. Average cost-per-click on Google websites and Google Network Members' websites decreased approximately 9% from the three months ended March 31, 2013 to the three months ended March 31, 2014. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the introduction of new products as well as changes in property mix, platform mix and geographical mix, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
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
Other revenues increased $505 million from the three months ended March 31, 2013 to the three months ended March 31, 2014 and also increased as a percentage of total revenues. The increase was primarily due to growth of our digital content products, such as apps, music and movies, and to a lesser extent, an increase in our hardware revenues.
Revenues by Geography
The following table presents our domestic and international revenues as a percentage of total revenues, determined based on the billing addresses of our customers:

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
United States	45%	43%
United Kingdom	11%	10%
Rest of the world	44%	47%
The growth in revenues from the rest of the world as a percentage of total revenues from the three months ended March 31, 2013 to the three months ended March 31, 2014 resulted largely from increased acceptance of our advertising programs, and our continued progress in developing localized versions of our products for the international markets.
Foreign Exchange Impact on Revenues

The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily the Japanese yen, Australian dollar, and Brazilian real) from the three months ended March 31, 2013 to the three months ended March 31, 2014 had an unfavorable impact on our international revenues, which was partially offset by the general weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro). Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $71 million or 4% lower and our revenues from the rest of the world would have been approximately $234 million or 3% higher in the three months ended March 31, 2014. This is before consideration of hedging gains $8 million recognized to revenues from the rest of the world in the three months ended March 31, 2014.
Although we expect to continue to make investments in international markets, these investments may not result in an increase in our international revenues as a percentage of total revenues in the remainder of 2014 or thereafter. See Note 14 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information about geographic areas.
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
Certain distribution arrangements require us to pay our partners based on a fee per access point delivered and not exclusively -- or at all -- based on revenue share. These fees are non-refundable. Further, these arrangements are terminable at will, although under the terms of certain contracts we or our distribution partners may be subject to penalties in the event of early termination. We recognize fees under these arrangements over the estimated useful lives of the access points to the extent we can reasonably estimate those lives and they are one year or longer, or based on any contractual revenue share, if greater. Otherwise, the fees are charged to expense as incurred. The estimated useful life of the access points is based on the historical average period of time they generate traffic and revenues.
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
The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Cost of revenues	$5,136	$5,961
Cost of revenues as a percentage of revenues	39.7%	38.7%

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$2,282	$2,387
Traffic acquisition costs related to distribution arrangements	680	845
Traffic acquisition costs	$2,962	$3,232
Traffic acquisition costs as a percentage of advertising revenues	24.9%	23.3%
Cost of revenues increased $825 million from the three months ended March 31, 2013 to the three months ended March 31, 2014. The increase was due to increases in traffic acquisition costs of $270 million resulting from more distribution fees paid, more fees paid for additional traffic directed to our websites, as well as more advertiser fees generated through our AdSense program driven primarily by an increase in advertising revenues. The remaining increase was primarily driven by an increase in data center costs, content acquisition costs as a result of increased activities related to YouTube and digital content, revenue share payments to mobile carriers and original equipment manufacturers (OEMs), and hardware inventory costs as a result of increased hardware sales. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily as a result of a shift of mix between Google website revenue and Google Network Members' websites.

We expect cost of revenues will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2014 and in future periods, primarily as a result of increases in traffic acquisition costs, data center costs, hardware inventory costs, content acquisition costs, credit card and other transaction fees, and other costs. Traffic acquisition costs as a percentage of advertising revenues may fluctuate in the future based on a number of factors, including the following:

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

Research and Development
The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Research and development expenses	$1,617	$2,126
Research and development expenses as a percentage of revenues	12.5%	13.8%
Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development activities relating to new and existing products and services, as well as depreciation and equipment-related costs. We expense research and development costs as incurred.
Research and development expenses increased $509 million and also increased as a percentage of revenues from the three months ended March 31, 2013 to the three months ended March 31, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $243 million, largely as a result of a 23% increase in research and development headcount during the three months ended March 31, 2014, an increase in stock-based compensation expense of $117 million, and an increase in depreciation and equipment-related expenses of $79 million.

We expect that research and development expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2014 and future periods because we expect to continue to invest in building the necessary employee and system infrastructure required to support the development of new, and to improve existing, products and services.
Sales and Marketing
The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Sales and marketing expenses	$1,435	$1,729
Sales and marketing expenses as a percentage of revenues	11.1%	11.2%
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.
Sales and marketing expenses increased $294 million and as a percentage of revenues remained flat from the three months ended March 31, 2013 to the three months ended March 31, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $120 million, largely as a result of a 10% increase in sales and marketing headcount, an increase in advertising and promotional expenses of $103 million, as well as an increase in stock-based compensation expense of $29 million.
We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2014 and future periods, as we expand our business globally, increase advertising and promotional expenditures in connection with new and existing products, and increase the level of service we provide to our advertisers, Google Network Members, and other partners.
General and Administrative
The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
General and administrative expenses	$1,015	$1,489
General and administrative expenses as a percentage of revenues	7.8%	9.6%
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
General and administrative expenses increased $474 million and also increased as a percentage of revenues from the three months ended March 31, 2013 to the three months ended March 31, 2014. The increase was primarily due to an increase in professional service fees and legal expenses of $226 million during the three months ended March 31, 2014. In addition, the remaining increase was related to an increase in labor and facilities-related costs of $133 million, largely as a result of a 22% increase in general and administrative headcount, an increase in depreciation and equipment-related expense of $36 million, and an increase in stock-based compensation expense of $41 million.
As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2014 and in future periods.
Stock-Based Compensation

We estimate stock-based compensation for Google employees to be approximately $3.2 billion in 2014 and $4.1 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after March 31, 2014 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Interest and Other Income, Net
Interest and other income, net, increased $223 million from the three months ended March 31, 2013 to the three months ended March 31, 2014. This increase was primarily driven by realized gains on non-marketable equity investments of $117 million and previously held equity interest in Nest Labs, Inc. of $103 million.
The costs of our foreign exchange hedging activities that we recognized to interest and other income, net, are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, as well as the volatility of the foreign exchange rates.
As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in dollar amount in the remainder of 2014 and future periods.
Provision for Income Taxes
The following table presents our provision for income taxes and the effective tax rate for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Provision for income taxes	$354	$822
Effective tax rate	9.1%	18.4%
Our provision for income taxes and effective tax rate increased from the three months ended March 31, 2013 to the three months ended March 31, 2014, largely attributed to the expiration of the federal research and development credit as of December 31, 2013.
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
Net Loss from Discontinued Operations
Motorola Mobile
On January 29, 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile business for a total purchase price of approximately $2.9 billion (subject to certain adjustments), including $1.4 billion to be paid at close, comprised of $660 million in cash and $750 million in Lenovo ordinary shares (subject to a share cap and floor). The remaining $1.5 billion will be paid in the form of an interest-free, three-year prepayable promissory note.
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
As such, financial results of Motorola Mobile are presented as net loss from discontinued operations on the Consolidated Statements of Income for the three months ended March 31, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as assets held for sale and liabilities held for sale on the Consolidated Balance Sheet as of March 31, 2014, respectively.
The following table presents financial results of the Motorola Mobile business included in net loss from discontinued operations for the three months ended March 31, 2013 and 2014 (in millions, unaudited):

	Three Months Ended March 31,
	2013	2014
Revenues	$1,018	$1,377

Loss from discontinued operations before income taxes	(271)	(274)
Benefits from income taxes	67	76
Net loss from discontinued operations	$(204)	$(198)
Motorola Home
In December 2012, we entered into an agreement with Arris Group, Inc. (Arris) and certain other persons providing for the disposition of the Motorola Home business. The transaction closed on April 17, 2013. As such, financial results of Motorola Home were included in net loss from discontinued operations for the three months ended March 31, 2013.
The following table presents financial results of the Motorola Home business included in net loss from discontinued operations for the three months ended March 31, 2013 (in millions, unaudited):

Three Months Ended March 31, 2013
Revenues	$738

Income from discontinued operations before income taxes	47
Provision for income taxes	(25)
Net income from discontinued operations	$22

Liquidity and Capital Resources

As of March 31, 2014, we had $59.5 billion of cash, cash equivalents, and marketable securities after including $160 million of cash and cash equivalents classified as assets held for sale. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate securities, mortgage-backed securities, asset-backed securities and marketable equity securities.
As of March 31, 2014, $34.5 billion of the $59.5 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. As of March 31, 2014, we had unused letters of credit of approximately $490 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2014, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that mature at various dates through August 2014. Average commercial paper borrowings during the quarter were $2.2 billion and the maximum amount outstanding during the quarter was $2.4 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2014, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
In February 2014, we issued $1.0 billion of unsecured senior notes (2014 Notes) due in 2024. In May 2011, we issued $3.0 billion of unsecured senior notes (2011 Notes) in three equal tranches, due in 2014, 2016, and 2021. The net proceeds from the sale of the 2011 Notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. We intend to use the net proceeds from the issuance of the 2014 Notes for general corporate purposes including the repayment of the principal amount of our 2011 Notes due on May 19, 2014.
As of March 31, 2014, the total carrying value and estimated fair value of the 2011 and 2014 notes were $4.0 billion and $4.1 billion, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets. We are not subject to any financial covenants under the notes.
In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028 with an option to purchase in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of March 31, 2014.

In summary, our cash flows were as follows (in millions):

	Three Months Ended
	March 31,
	2013	2014
	(unaudited)
Net cash provided by operating activities	$3,633	$4,391
Net cash used in investing activities	(2,441)	(7,307)
Net cash (used in) provided by financing activities	(517)	822
Cash Provided by Operating Activities
Our largest source of cash provided by operating cash flows is advertising revenues generated by Google websites and Google Network Members' websites. We also generate cash from the sale of our hardware products, primarily in the Motorola Mobile business. Our primary uses of cash from operating activities include payments to our Google Network Members and distribution partners, which are based on the revenue share or fixed fee arrangements, as well as payments for manufacturing and inventory-related costs primarily for the Motorola Mobile business. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures and income taxes.
Cash provided by operating activities consist of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, deferred income taxes, excess tax benefits from stock-based award activities, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities increased from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily due to increased net income adjusted for depreciation and loss on disposal of property and equipment and stock-based compensation expense offset by gains on equity interest and sale of non-marketable securities. In addition, there was a net increase in cash from changes in working capital primarily as a result of an increase in income taxes and a decrease in inventories, offset by an increase in prepaid and other assets.
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
Cash used in investing activities increased from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily attributable to an increase in spend related to acquisitions and a net increase in purchases of marketable securities. In addition, there was an increase in capital expenditures from the three months ended March 31, 2013 to the three months ended March 31, 2014 primarily related to our production equipment, data centers, and real estate purchases.
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
Cash Provided by (Used In) Financing Activities
Cash provided by or used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash provided by financing activities increased from the three months ended March 31, 2013 to the three months ended March 31, 2014, primarily driven by an increase in net cash proceeds related to debt as we issued our $1.0 billion of unsecured senior notes in February 2014, offset by an increase in net payments for stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $2.8 billion as of March 31, 2014 primarily related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
Critical Accounting Policies and Estimates
We prepare our consolidated financial statements in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In doing so, we have to make estimates and assumptions that affect our reported amounts of assets, liabilities, revenues, and expenses, as well as related disclosure of contingent assets and liabilities. In some cases, we could reasonably have used different accounting policies and estimates. In some cases, changes in the accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ materially from our estimates. To the extent that there are material differences between these estimates and actual results, our financial condition or results of operations will be affected. We base our estimates on past experience and other assumptions that we believe are reasonable under the circumstances, and we evaluate these estimates on an ongoing basis. We refer to accounting estimates of this type as critical accounting policies and estimates, which we discuss further below. We have reviewed our critical accounting policies and estimates with the audit committee of our board of directors.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and development tax credits. The effective tax rates were 9.1% and 18.4% for the three months ended March 31, 2013 and 2014, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
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
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 6 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Goodwill
Goodwill is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of March 31, 2014, no impairment of goodwill has been identified.
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

Available Information
Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders, for the last three years, and are also available for download free of charge. We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
We webcast our earnings calls and certain events we participate in or host with members of the investment community on our investor relations website. Additionally, we provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs as part of our investor relations website as well as on our investor relations Google+ page (https://plus.google.com/

+GoogleInvestorRelations/posts). Investors and others can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The content of our websites are not incorporated by reference into this Quarterly Report on Form 10-Q or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $9 million lower at March 31, 2014, and the total amount of expense recorded as interest and other income, net, would have been approximately $62 million higher at March 31, 2014. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.3 billion higher at March 31, 2014, and the total amount of expense recorded as interest and other income, net, would have been approximately $58 million higher at March 31, 2014. The impact in AOCI would offset our hedged exposures as they occur.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $88 million at March 31, 2014. The adverse impact at March 31, 2014 is after consideration of the offsetting effect of approximately $714 million from foreign exchange contracts in place for the month of March 31, 2014. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of March 31, 2014, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to the fixed interest rates on our debt securities. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in Interest and other income, net.

We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.0 billion at March 31, 2014.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please refer to Note 11 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described below, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.

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

More people are using devices other than desktop computers to access the internet and accessing new devices to make search queries. If manufacturers and users do not widely adopt versions of our web search technology, products, or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the internet through devices other than desktop computers, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, is increasing dramatically. The lower resolution, functionality, and memory associated with some alternative devices make the use of our products and services through such devices more difficult and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. In addition, search queries are increasingly being undertaken via “apps” tailored to particular devices or social media platforms, which could affect our share of the search market over time. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services. We expect to continue to devote significant resources to the creation, support, and maintenance of products and services across multiple platforms and devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices and platforms, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment.

We generate a significant portion of our revenues from advertising, and a reduction in spending by or loss of advertisers could seriously harm our business.

We generated 91% of Google revenues from our advertisers in 2013 and 90% in the three months ended March 31, 2014. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.

Our revenue growth rate could decline over time as a result of a number of factors, including as a result of:

•	increasing competition,

•	changes in property mix, platform mix and geographical mix,

•	the challenges in maintaining our growth rate as our revenues increase to higher levels,

•	the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate, and

•	the success of our investments in new businesses, products, services, and technologies.

The revenue growth rate of our Motorola Mobile business will also depend on a number of factors, including the success of our new products, our reliance on several large customers, the absence of long-term exclusivity arrangements with such customers, our ability to gain significant market share in the mobile devices space, our reliance on third-party distributors, representatives and retailers to sell certain of our products and the successful implementation of our product and operating system strategies. Furthermore, consolidation in the telecommunications industry could negatively impact our business because there would be fewer network operators and it could be more difficult to replace any lost customers. Any of these factors could have a negative impact on our Motorola Mobile business and have an adverse effect on our consolidated financial results.

We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including Motorola, and new lines of business. For instance, our operating margin will experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members' websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. Both the margin on revenues we generate from our Google Network Members and the margin on revenues from our Motorola business are significantly less than the margin on revenues we generate from advertising on our websites. Also, the margin on the sale of digital content and apps, advertising revenues from mobile devices and newer advertising formats are generally less than the margin on revenues we generate from advertising on our websites. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.

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

In the past, Motorola, like many electronics manufacturers, has experienced supply shortages and price increases driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business condition of its suppliers. Workaround plans to address shortages have entailed in the past, and could entail in the future, increased freight costs for expedited shipments. There is no assurance that we will not experience shortages or other supply chain disruptions in the future or that they will not negatively impact our operations. In addition, some of the components we use in our products are available only from a single source or limited sources, and there is no assurance that we would be able to find replacement vendors on favorable terms or at all in the event of a supply chain disruption.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act includes disclosure requirements regarding the use of certain minerals mined from the Democratic Republic of Congo and adjoining countries (DRC) and procedures pertaining to a manufacturer's efforts regarding the source of such minerals. SEC rules implementing these requirements may have the effect of reducing the pool of suppliers who can supply DRC “conflict free” components and parts, and we may not be able to obtain DRC conflict free products or supplies in sufficient quantities for our operations. Since our supply chain is complex, we may face reputational challenges with our customers, stockholders and other stakeholders if we are unable to sufficiently verify the origins for the minerals used in our products.

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

Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 57% of our consolidated revenues in the three months ended March 31, 2014. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

Most of our Motorola products are manufactured outside the U.S., primarily in China, Taiwan and Brazil. If our manufacturing in these countries is disrupted, our overall capacity could be reduced and sales or profitability could be negatively impacted. We require suppliers and business partners to comply with the law and company policies regarding workplace and employment practices, environmental compliance and intellectual property licensing, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If any of them fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the saleability of our products and expose us to financial obligations to third parties.

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

Risks Related to Ownership of Our Stock

The trading price for our Class A common stock may continue to be volatile and the trading price for our newly distributed non-voting Class C capital stock may also be volatile.

The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 1, 2014 through March 31, 2014, the pre-split closing price of our Class A common stock ranged from $1,101.23 per share to $1,220.17 per share.

In addition, following the settlement of litigation involving the authorization to distribute our non-voting Class C capital stock, our board of directors approved a distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock with a payment date of April 2, 2014, and on April 3, 2014, Class C capital stock was listed on The NASDAQ Global Select Market. We expect that the market price for the shares of Class A common stock will continue to generally reflect the effect of a two-for-one stock split. In accordance with the settlement, we may be obligated to make a payment to holders of Class C capital stock if, on average, Class C capital stock trades below Class A common stock during the first 365 days following the Class C dividend. While we expect that the market price for the shares of Class A common stock and Class C capital stock will trade in roughly the same range, we cannot reliably predict what, if any, patterns will emerge over time with respect to the relative trading prices of Class A common stock and Class C capital stock, and we may be obligated to make such a payment to holders of the Class C stock in cash, Class A stock, Class C stock, or a combination thereof, at the discretion of the board of directors.

The trading price of our Class A common stock and Class C capital stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:

•	Quarterly variations in our results of operations or those of our competitors.

•	Announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships, or capital commitments.

•	Recommendations by securities analysts or changes in earnings estimates.

•	Announcements about our earnings that are not in line with analyst expectations, the risk of which is enhanced because it is our policy not to give guidance on earnings.

•	Announcements by our competitors of their earnings that are not in line with analyst expectations.

•	Commentary by industry and market professionals about our products, strategies, and other matters affecting our business and results, regardless of its accuracy.

•	The volume of shares of Class A common stock and Class C capital stock available for public sale.

•	Sales of Class A common stock and Class C capital stock by us or by our stockholders (including sales by our directors, executive officers, and other employees).

•	Short sales, hedging, and other derivative transactions on shares of our Class A common stock and Class C capital stock.

•	The perceived values of Class A common stock and Class C capital stock relative to one another.

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

Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of March 31, 2014, Larry, Sergey, and Eric beneficially owned approximately 92.2% of our outstanding Class B common stock and represented approximately 61.3% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

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

GOOGLE INC.
Date: April 24, 2014	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.01		Form of 3.375% Note due 2024	Current Report on Form 8-K (File No. 000-50726)	February 25, 2014
4.02		Transfer Restriction Agreement, dated March 25, 2014, between Google Inc. and Larry Page	Current Report on Form 8-K (File No. 000-50726)	March 26, 2014
4.03		Transfer Restriction Agreement, dated March 25, 2014, between Google Inc. and Sergey Brin	Current Report on Form 8-K (File No. 000-50726)	March 26, 2014
4.04		Transfer Restriction Agreement, dated March 25, 2014, between Google Inc. and Eric E. Schmidt and certain of his affiliates	Current Report on Form 8-K (File No. 000-50726)	March 26, 2014
4.05		Specimen Class A Common Stock certificate	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014
4.06		Specimen Class B Common Stock certificate	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014
4.07		Specimen Class C Capital Stock certificate	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014
4.08		Terms of Revised Settlement of In Re: Google Inc. Class C Shareholder Litigation (Consol. C.A. No. 7469-CS)	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014
12	*	Computation of Ratio of Earnings to Fixed Charges
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.