Form 10-Q
period 2014-06-30
Google Inc.
filed 2014-07-25
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At July 17, 2014, there were 283,356,281 shares of Google’s Class A common stock outstanding, 54,825,710 shares of Google’s Class B common stock outstanding and 338,209,995 Class C capital stock outstanding.

Google Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2014

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

•	our expectation that we will continue to pay most of the fees we receive from advertisers on our Google Network Members’ websites to our Google Network Members;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in aggregate paid clicks and average cost-per-click;

•	our belief that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;

•	the expected increase of costs related to hedging activities under our foreign exchange risk management program;

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
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands and par value per share amounts)

	As of December 31, 2013	As of June 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,898	$19,620
Marketable securities	39,819	41,584
Total cash, cash equivalents, and marketable securities (including securities loaned of $5,059 and $5,697)	58,717	61,204
Accounts receivable, net of allowance of $631 and $269	8,882	8,321
Inventories	426	293
Receivable under reverse repurchase agreements	100	100
Deferred income taxes, net	1,526	1,158
Income taxes receivable, net	408	1,118
Prepaid revenue share, expenses and other assets	2,827	2,043
Assets held for sale	0	3,668
Total current assets	72,886	77,905
Prepaid revenue share, expenses and other assets, non-current	1,976	1,982
Non-marketable equity investments	1,976	2,415
Property and equipment, net	16,524	19,486
Intangible assets, net	6,066	5,234
Goodwill	11,492	14,586
Total assets	$110,920	$121,608
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,453	$1,345
Short-term debt	3,009	2,009
Accrued compensation and benefits	2,502	2,102
Accrued expenses and other current liabilities	3,755	3,683
Accrued revenue share	1,729	1,686
Securities lending payable	1,374	3,086
Deferred revenue	1,062	882
Income taxes payable, net	24	0
Liabilities held for sale	0	2,304
Total current liabilities	15,908	17,097
Long-term debt	2,236	3,232
Deferred revenue, non-current	139	93
Income taxes payable, non-current	2,638	3,002
Deferred income taxes, net, non-current	1,947	1,625
Other long-term liabilities	743	810
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 671,664 (Class A 279,325, Class B 56,507, Class C 335,832) and par value of $672 (Class A $279, Class B $57, Class C $336) and 675,905 (Class A 283,014, Class B 54,925, Class C 337,966) and par value of $676 (Class A $283, Class B $55, Class C $338) shares issued and outstanding	25,922	27,111
Accumulated other comprehensive income	125	502
Retained earnings	61,262	68,136
Total stockholders’ equity	87,309	95,749
Total liabilities and stockholders’ equity	$110,920	$121,608
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Revenues	$13,107	$15,955	$26,058	$31,375
Costs and expenses:
Cost of revenues (1)	5,195	6,114	10,331	12,075
Research and development (1)	1,766	2,238	3,383	4,364
Sales and marketing (1)	1,583	1,941	3,018	3,670
General and administrative (1)	1,098	1,404	2,113	2,893
Total costs and expenses	9,642	11,697	18,845	23,002
Income from operations	3,465	4,258	7,213	8,373
Interest and other income, net	236	145	370	502
Income from continuing operations before income taxes	3,701	4,403	7,583	8,875
Provision for income taxes	927	913	1,281	1,735
Net income from continuing operations	2,774	3,490	6,302	7,140
Net income (loss) from discontinued operations (1)	454	(68)	272	(266)
Net income	$3,228	$3,422	$6,574	$6,874
Net income (loss) per share -- basic:
Continuing operations	$4.17	$5.17	$9.51	$10.59
Discontinued operations	0.68	(0.10)	0.41	(0.39)
Net income per share - basic	$4.85	$5.07	$9.92	$10.20
Net income (loss) per share - diluted:
Continuing operations	$4.10	$5.09	$9.34	$10.41
Discontinued operations	0.67	(0.10)	0.40	(0.39)
Net income per share - diluted	$4.77	$4.99	$9.74	$10.02

Shares used in per share calculation - basic	664,960	675,115	662,934	673,851
Shares used in per share calculation - diluted	676,674	686,363	675,000	685,788
______________________
(1) Includes stock-based compensation expense as follows:
Cost of revenues	$110	$100	$209	$195
Research and development	401	447	739	903
Sales and marketing	125	158	243	305
General and administrative	107	175	207	316
Discontinued operations	104	35	157	83
Total stock-based compensation expense	$847	$915	$1,555	$1,802
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Net income	$3,228	$3,422	$6,574	$6,874
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(36)	(11)	(204)	54
Available-for-sale investments:
Change in net unrealized gains (losses)	(604)	228	(659)	445
Less: reclassification adjustment for net gains included in net income	(108)	(40)	(154)	(107)
Net change (net of tax effect of $202, $62, $239 and $104)	(712)	188	(813)	338
Cash flow hedges:
Change in net unrealized gains	16	(16)	125	(6)
Less: reclassification adjustment for net gains included in net income	(22)	(4)	(44)	(9)
Net change (net of tax effect of $4, $21, $47 and $9)	(6)	(20)	81	(15)
Other comprehensive income (loss)	(754)	157	(936)	377
Comprehensive income	$2,474	$3,579	$5,638	$7,251
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2013	2014
	(unaudited)
Operating activities
Net income	$6,574	$6,874
Adjustments:
Depreciation expense and loss on disposal of property and equipment	1,331	1,629
Amortization of intangible and other assets	598	536
Stock-based compensation expense	1,555	1,802
Excess tax benefits from stock-based award activities	(198)	(292)
Deferred income taxes	265	(138)
Gain on divestiture of businesses	(690)	0
Gain on equity interest	0	(126)
Gain on sale of non-marketable equity investments	0	(138)
Other	(54)	(10)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	62	(454)
Income taxes, net	(156)	(62)
Inventories	(158)	20
Prepaid revenue share, expenses and other assets	(348)	499
Accounts payable	(72)	14
Accrued expenses and other liabilities	(363)	(68)
Accrued revenue share	8	(68)
Deferred revenue	(16)	0
Net cash provided by operating activities	8,338	10,018
Investing activities
Purchases of property and equipment	(2,814)	(4,991)
Purchases of marketable securities	(22,782)	(24,857)
Maturities and sales of marketable securities	17,006	23,605
Investments in non-marketable equity investments	(172)	(467)
Cash collateral related to securities lending	1,538	1,713
Investments in reverse repurchase agreements	(70)	0
Proceeds from divestiture of businesses	2,351	0
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(1,301)	(3,490)
Net cash used in investing activities	(6,244)	(8,487)
Financing activities
Net payments related to stock-based award activities	(268)	(921)
Excess tax benefits from stock-based award activities	198	292
Proceeds from issuance of debt, net of costs	5,651	6,293
Repayments of debt	(6,203)	(6,304)
Net cash used in financing activities	(622)	(640)
Effect of exchange rate changes on cash and cash equivalents	(86)	(9)
Net increase in cash and cash equivalents	1,386	882
Cash and cash equivalents at beginning of period	14,778	18,898
Reclassification to assets held for sale	0	(160)
Cash and cash equivalents at end of period	$16,164	$19,620

Supplemental disclosures of cash flow information
Cash paid for taxes	$796	$1,666
Cash paid for interest	$35	$38
Non-cash investing activity:
Receipt of Arris shares in connection with divestiture of Motorola Home	$175	$0
See accompanying notes.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Google Inc. and Summary of Significant Accounting Policies
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On January 29, 2014, we entered into an agreement with Lenovo Group Limited (Lenovo) providing for the disposition of the Motorola Mobile business. As such, the financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of June 30, 2014, respectively.
On April 2, 2014, we completed a two-for-one stock split effected in the form of a stock dividend (the Stock Split). All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split. See Notes 10 and 11 for additional information about the Stock Split.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of June 30, 2014, the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2014, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and 2014, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and 2014 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2014, our results of operations for the three and six months ended June 30, 2013 and 2014, and our cash flows for the six months ended June 30, 2013 and 2014. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
Recent Accounting Pronouncement
In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-08 (ASU 2014-08) “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. We do not expect the impact of the adoption of ASU 2014-08 to be material to our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
Prior Period Reclassifications
Reclassifications of prior period amounts related to discontinued operations as a result of the expected Motorola Mobile disposition, and share and per share amounts due to the Stock Split have been made to conform to the current period presentation.

Note 2. Financial Instruments

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

Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2013 and June 30, 2014 (in millions):

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,909	$0	$0	$9,909	$9,909	$0
Level 1:
Money market and other funds	4,428	0	0	4,428	4,428	0
U.S. government notes	18,276	23	(37)	18,262	2,501	15,761
Marketable equity securities	197	167	0	364	0	364
	22,901	190	(37)	23,054	6,929	16,125
Level 2:
Time deposits(1)	1,207	0	0	1,207	790	417
Money market and other funds(2)	1,270	0	0	1,270	1,270	0
U.S. government agencies	4,575	3	(3)	4,575	0	4,575
Foreign government bonds	1,502	5	(26)	1,481	0	1,481
Municipal securities	2,904	9	(36)	2,877	0	2,877
Corporate debt securities	7,300	162	(67)	7,395	0	7,395
Agency residential mortgage-backed securities	5,969	27	(187)	5,809	0	5,809
Asset-backed securities	1,142	0	(2)	1,140	0	1,140
	25,869	206	(321)	25,754	2,060	23,694
Total	$58,679	$396	$(358)	$58,717	$18,898	$39,819

	As of June 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$10,087	$0	$0	$10,087	$10,087	$0
Level 1:
Money market and other funds	3,024	0	0	3,024	3,024	0
U.S. government notes	13,668	38	(9)	13,697	252	13,445
Marketable equity securities	186	210	0	396	0	396
	16,878	248	(9)	17,117	3,276	13,841
Level 2:
Time deposits(1)	4,168	0	0	4,168	3,218	950
Money market and other funds(2)	2,889	0	0	2,889	2,889	0
Fixed-income bond funds(3)	150	1	0	151	0	151
U.S. government agencies	5,560	4	(1)	5,563	150	5,413
Foreign government bonds	1,681	16	(8)	1,689	0	1,689
Municipal securities	3,057	26	(7)	3,076	0	3,076
Corporate debt securities	7,783	219	(13)	7,989	0	7,989
Agency residential mortgage-backed securities	6,733	82	(76)	6,739	0	6,739
Asset-backed securities	1,736	1	(1)	1,736	0	1,736
	33,757	349	(106)	34,000	6,257	27,743
Total	$60,722	$597	$(115)	$61,204	$19,620	$41,584

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances at December 31, 2013 and June 30, 2014 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.
Cash, cash equivalents and marketable securities to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of June 30, 2014, and accordingly, are not included in this table.
During the second quarter of 2013, we received approximately $175 million in Arris Group, Inc. (Arris) common stock (10.6 million shares) in connection with the sale of the Motorola Home business (see details in Note 7). These shares are accounted for as available-for-sale marketable equity securities.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $142 million and $217 million for the three and six months ended June 30, 2013 and $58 million and $156 million for the three and six months ended June 30, 2014. We recognized gross realized losses of $41 million and $56 million for the three and six months ended June 30, 2013 and $10 million and $34 million for the three and six months ended June 30, 2014. We reflect these gains and losses as a component of "Interest and other income, net", in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of June 30, 2014
(unaudited)
Due in 1 year	$11,039
Due in 1 year through 5 years	17,029
Due in 5 years through 10 years	6,044
Due after 10 years	6,925
Total	$41,037
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2013 and June 30, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,404	$(37)	$0	$0	$4,404	$(37)
U.S. government agencies	496	(3)	0	0	496	(3)
Foreign government bonds	899	(23)	83	(3)	982	(26)
Municipal securities	1,210	(32)	99	(4)	1,309	(36)
Corporate debt securities	2,583	(62)	69	(5)	2,652	(67)
Agency residential mortgage-backed securities	4,065	(167)	468	(20)	4,533	(187)
Asset-backed securities	643	(2)	0	0	643	(2)
Total	$14,300	$(326)	$719	$(32)	$15,019	$(358)

	As of June 30, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(unaudited)
U.S. government notes	$0	$0	$438	$(9)	$438	$(9)
U.S. government agencies	474	(1)	0	0	474	(1)
Foreign government bonds	369	(4)	162	(4)	531	(8)
Municipal securities	0	0	352	(7)	352	(7)
Corporate debt securities	675	(5)	352	(8)	1,027	(13)
Agency residential mortgage-backed securities	0	0	2,730	(76)	2,730	(76)
Asset-backed securities	0	0	196	(1)	196	(1)
Total	$1,518	$(10)	$4,230	$(105)	$5,748	$(115)
We periodically review our marketable debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2013 and 2014, we did not recognize any other-than-temporary impairment loss.

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
Derivative Financial Instruments
We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e., gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as "Interest and other income, net", as part of revenues, or as a component of accumulated other comprehensive income (AOCI) in the accompanying Consolidated Balance Sheets, as discussed below.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2013 and June 30, 2014, we received cash collateral related to the derivative instruments under our collateral security arrangements of $35 million and $1 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $10.0 billion and

$9.4 billion as of December 31, 2013 and June 30, 2014. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps, with a total notional amount of $1.0 billion and terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate, that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. We issued $1.0 billion of unsecured senior notes in February 2014 (See details in Note 3). As a result, we terminated the forward-starting interest rate swaps upon the debt issuance. The gain associated with the termination is reported within operating activities in the Consolidated Statement of Cash Flows for the six months ended June 30, 2014, consistent with the impact of the hedged item.
We reflect gains or losses on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded. If the hedged transactions become probable of not occurring, the corresponding amounts in AOCI would be immediately reclassified to "Interest and other income, net". Further, we exclude the change in the time value of the options from our assessment of hedge effectiveness. We record the premium paid or time value of an option on the date of purchase as an asset. Thereafter, we recognize changes to this time value in "Interest and other income, net".
As of June 30, 2014, the effective portion of our cash flow hedges before tax effect was $70 million, of which $8 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. Gains and losses on these contracts are recognized in "Interest and other income, net", along with the offsetting losses and gains of the related hedged items. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.2 billion and $1.4 billion as of December 31, 2013 and June 30, 2014.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in "Interest and other income, net", along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $9.4 billion and $6.3 billion at December 31, 2013 and June 30, 2014.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in "Interest and other income, net". The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into "Interest and other income, net". The total notional amounts of interest rate contracts outstanding were $13 million at December 31, 2013 and $200 million at June 30, 2014.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2013
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$133	$12	$145
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	87	0	87
Total		$220	$12	$232
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$4	$4
		$0	$4	$4

		As of June 30, 2014
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current and assets held for sale	$91	$0	$91
Total		$91	$0	$91
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses, and other current liabilities and liabilities held for sale	$10	$1	$11
Total		$10	$1	$11
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	2013	2014	2013	2014
	(unaudited)
Foreign exchange contracts	$(33)	$9	$130	$22
Interest rate contracts	58	0	68	(31)
Total	$25	$9	$198	$(9)

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2013	2014	2013	2014
		(unaudited)
Foreign exchange contracts	Revenues	$35	$6	$70	$14
Interest rate contracts	Interest and other income,net	0	1	0	1
Total		$35	$7	$70	$15

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2013	2014	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(38)	$(67)	$(89)	$(134)
Interest rate contracts	Interest and other income, net	0	0	0	4
Total		$(38)	$(67)	$(89)	$(130)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2013	2014	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$25	$(19)	$62	$(21)
Hedged item	Interest and other income, net	(27)	17	(65)	17
Total		$(2)	$(2)	$(3)	$(4)

(2)
Losses related to the amount excluded from effectiveness testing of the hedges were $2 million and $3 million for the three and six months ended June 30, 2013 and $2 million and $4 million for the three and six months ended June 30, 2014.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2013	2014	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net, and net income (loss) from discontinued operations	$70	$(76)	$157	$(113)
Interest rate contracts	Interest and other income, net	0	(1)	0	0
Total		$70	$(77)	$157	$(113)

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements

We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2013 and June 30, 2014, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	As of December 31, 2013
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$232	$0	$232		$(2)	(1)	$(35)	$(52)	$143
Reverse repurchase agreements	1,370	0	1,370	(2)	0		0	(1,370)	0
Total	$1,602	$0	$1,602		$(2)		$(35)	$(1,422)	$143

	As of June 30, 2014
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$91	$0	$91		$(1)	(1)	$(1)	$(16)	$73
Reverse repurchase agreements	2,989	0	2,989	(2)	0		0	(2,989)	0
Total	$3,080	$0	$3,080		$(1)		$(1)	$(3,005)	$73

(1) The balances at December 31, 2013 and June 30, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2) The balances at December 31, 2013 and June 30, 2014 included $1,270 million and $2,889 million recorded in cash and cash equivalents, respectively, and $100 million and $100 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	As of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(2)	(3)	$0	$0	$2
Securities lending agreements	1,374	0	1,374	0		0	(1,357)	17
Total	$1,378	$0	$1,378	$(2)		$0	$(1,357)	$19

	As of June 30, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$11	$0	$11	$(1)	(3)	$0	$0	$10
Securities lending agreements	3,086	0	3,086	0		0	(3,040)	46
Total	$3,097	$0	$3,097	$(1)		$0	$(3,040)	$56

(3) The balances at December 31, 2013 and June 30, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 3. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2013 and June 30, 2014, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.1%. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2013 and June 30, 2014, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2013 and June 30, 2014. The estimated fair value of the commercial paper approximated its carrying value at December 31, 2013 and June 30, 2014.
Long-Term Debt
We issued $1.0 billion of unsecured senior notes (the "2014 Notes") in February 2014 and $3.0 billion of unsecured senior notes in three tranches (collectively, the "2011 Notes") in May 2011. On May 19, 2014, we repaid $1.0 billion on the first tranche of our 2011 Notes upon their maturity. Additionally, we entered into a capital lease obligation in August 2013. The details of these financing arrangements are described in the table below (in millions):

	As of December 31, 2013	As of June 30, 2014
		(unaudited)
Short-Term Portion of Long-Term Debt
1.25% Notes due on May 19, 2014	$1,000	$0
Capital Lease Obligation	9	9
Total	$1,009	$9

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$1,000
3.625% Notes due on May 19, 2021	1,000	1,000
3.375% Notes due on February 25, 2024	0	1,000
Unamortized discount for the Notes above	(10)	(9)
Subtotal	1,990	2,991
Capital Lease Obligation	246	241
Total	$2,236	$3,232

The effective interest yields of the Notes due in 2016, 2021, and 2024 were 2.241%, 3.734% and 3.377%, respectively. Interest on the 2011 and 2014 Notes is payable semi-annually. The 2011 and 2014 Notes rank equally with each other and with all of our other senior unsecured and unsubordinated indebtedness from time to time outstanding. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. We used the net proceeds from the issuance of the 2011 Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. We used the net proceeds from the issuance of the 2014 Notes for the repayment of the portion of the principal amount of our 2011 Notes which matured on May 19, 2014 and for general corporate purposes. The total estimated fair value of the 2011 and 2014 Notes was approximately $3.1 billion at both December 31, 2013 and June 30, 2014. The fair value of the outstanding 2011 and 2014 Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028 with an option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value at December 31, 2013 and June 30, 2014.
Note 4. Balance Sheet Components
Inventories
Inventories consisted of the following (in millions):

	As of December 31, 2013	As of June 30, 2014
		(unaudited)
Raw materials and work in process	$115	$1
Finished goods	311	292
Inventories	$426	$293

Inventories to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of June 30, 2014, and accordingly, are not included in this table.
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2013	As of June 30, 2014
		(unaudited)
Information technology assets	$9,094	$9,701
Land and buildings	7,488	10,274
Construction in progress	5,602	5,890
Leasehold improvements	1,576	1,629
Furniture and fixtures	77	80
Total	23,837	27,574
Less: accumulated depreciation and amortization	7,313	8,088
Property and equipment, net	$16,524	$19,486
Property under capital lease with a cost basis of $258 million was included in land and buildings and construction in progress as of June 30, 2014. Additionally, property and equipment to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of June 30, 2014, and accordingly, are not included in this table.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2013	$16	$50	$59	$125

Other comprehensive income (loss) before reclassifications	54	445	(6)	493
Amounts reclassified from AOCI	0	(107)	(9)	(116)
Other comprehensive income (loss)	54	338	(15)	377
Balance as of June 30, 2014	$70	$388	$44	$502

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Location	2013	2014	2013	2014
Unrealized gains on available-for-sale investments
	Interest and other income, net	$101	$48	$161	$122
	Net Income (loss) from discontinued operations	43	0	43	0
	Provision for income taxes	(36)	(8)	(50)	(15)
	Net of tax	$108	$40	$154	$107

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$35	$6	$70	$14
Interest rate contracts	Interest and other income, net	0	1	0	1
	Provision for income taxes	(13)	(3)	(26)	(6)
	Net of tax	$22	$4	$44	$9

Total amount reclassified, net of tax		$130	$44	$198	$116

Note 5. Acquisitions
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
Of the total $2.5 billion purchase price and the fair value of our previously held equity interest of $152 million, $51 million was cash acquired, $430 million was attributed to intangible assets, $2.32 billion was attributed to goodwill, and $129 million was attributed to net liabilities assumed. The goodwill of $2.32 billion is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
This transaction is considered a “step acquisition” under GAAP whereby our ownership interest in Nest held before the acquisition is required to be remeasured to fair value at the date of the acquisition. Such fair value was estimated by using discounted cash flow valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The gain of $103 million as a result of remeasurement is included in “Interest and other income, net” on our Consolidated Statement of Income for the six months ended June 30, 2014.
During the six months ended June 30, 2014, we completed other acquisitions and purchases of intangible assets for total cash consideration of approximately $1,003 million. Of the total $1,003 million purchase price and the fair value of our previously held equity interest of $33 million, $62 million was cash acquired, $216 million was attributed to intangible assets, $833 million was attributed to goodwill, and $75 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $20 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.

For all acquisitions completed during the six months ended June 30, 2014, patents and developed technology have a weighted-average useful life of 4.8 years, customer relationships have a weighted-average useful life of 4.8 years, and trade names and other have a weighted-average useful life of 7.6 years.
In June 2014, Nest entered into an agreement to acquire Dropcam, Inc. (Dropcam), a company that enables consumers and businesses to monitor their homes and offices via video, for approximately $555 million in cash, subject to adjustments. With Dropcam on board, Nest expects to continue to reinvent products that will help shape the future of the connected home. The transaction closed on July 17, 2014. Valuation of the assets acquired and liabilities assumed in the transaction is currently in process and required disclosures will be provided upon the completion of the valuation in the third quarter of 2014.
In June 2014, we entered into an agreement to acquire Skybox Imaging, Inc., a satellite imaging company, for approximately $500 million in cash, subject to adjustments. We expect the acquisition to keep Google Maps accurate with up-to-date imagery and, over time, improve Internet access and disaster relief. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals in the United States.

Note 6. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows (in millions, unaudited):

Balance as of December 31, 2013	$11,492
Goodwill acquired	3,155
Goodwill reclassified to assets held for sale	(71)
Goodwill adjustment	10
Balance as of June 30, 2014	$14,586
Information regarding our acquisition-related intangible assets was as follows (in millions):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$7,282	$2,102	$5,180
Customer relationships	1,770	1,067	703
Trade names and other	534	351	183
Total	$9,586	$3,520	$6,066

	As of June 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,976	$2,346	$4,630
Customer relationships	1,400	1,085	315
Trade names and other	650	361	289
Total	$9,026	$3,792	$5,234

Goodwill and intangible assets to be disposed of as a result of our Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of June 30, 2014 and accordingly, are not included in the table above. Amortization of these intangible assets was stopped as of the date they were deemed to be held for sale.
Amortization expense relating to acquisition-related intangible assets was $246 million and $525 million for the three and six months ended June 30, 2013 and $266 million and $536 million for the three and six months ended June 30, 2014. Such amounts do not include amortization expenses related to the intangible assets to be disposed of, which were included in "Net income (loss) from discontinued operations" when applicable.

As of June 30, 2014, expected amortization expense relating to acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2014	$528
2015	911
2016	822
2017	734
2018	664
Thereafter	1,575
$5,234

Note 7.    Discontinued Operations
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
We will maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including current patent applications and invention disclosures, which will be licensed back to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we will indemnify Lenovo for certain potential liabilities of the Motorola Mobile business. The transaction is subject to the satisfaction of regulatory requirements, customary closing conditions and any other needed approvals and is expected to close in the second half of 2014.
As such, financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of June 30, 2014, respectively.
The following table presents financial results of the Motorola Mobile business included in "Net income (loss) from discontinued operations" for the three and six months ended June 30, 2013 and 2014 (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues	$998	$1,806	$2,016	$3,183

Loss from discontinued operations before income taxes	(331)	(99)	(602)	(373)
Benefits from income taxes	111	31	178	107
Net loss from discontinued operations	$(220)	$(68)	$(424)	$(266)
The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Motorola Mobile business to be disposed of as of June 30, 2014 (in millions, unaudited):

Assets:
Cash and cash equivalents	$160
Accounts receivable	1,122
Inventories	134
Prepaid expenses and other current assets	425
Prepaid expenses and other assets, non-current	275
Property and equipment, net	534
Intangible assets, net	947
Goodwill	71
Total assets	$3,668

Liabilities:
Accounts payable	$1,156
Accrued compensation and benefits	82
Accrued expenses and other current liabilities	589
Deferred revenue	200
Other long-term liabilities	277
Total liabilities	$2,304

Motorola Home
In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home business. The transaction closed on April 17, 2013 (the date of divestiture). As such, financial results of Motorola Home through the date of divestiture were included in "Net income (loss) from discontinued operations" for the three and six months ended June 30, 2013.
The following table presents financial results of the Motorola Home business included in "Net income (loss) from discontinued operations" for the three and six months ended June 30, 2013 (in millions, unaudited):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013 (1)	2013 (2)
Revenues	$66	$804

Loss from discontinued operations before income taxes	(114)	(67)
Benefits from income taxes	41	16
Gain on disposal	747	747
Net income from discontinued operations	$674	$696
(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from April 1, 2013 through the date of divestiture.
(2) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through the date of divestiture.

Note 8. Interest and Other Income, Net
The components of "Interest and other income, net", were as follows (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Interest income	$182	$169	$362	$337
Interest expense	(19)	(27)	(40)	(51)
Realized gains on available-for-sale investments, net	101	48	161	122
Foreign currency exchange losses, net	(48)	(93)	(109)	(202)
Realized gain on equity interest	0	23	0	126
Realized gain on non-marketable equity investments	0	21	0	138
Other income (expense), net	20	4	(4)	32
Interest and other income, net	$236	$145	$370	$502

Note 9. Contingencies

Legal Matters

Antitrust Investigations

On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us. We believe we have adequately responded to all of the allegations made against us. We continue to cooperate with the EC and are pursuing a potential resolution that would avoid a finding of infringement and a fine. The EC has also opened an investigation into Motorola's licensing practices for standards-essential patents and use of standards-essential patents in litigation on the basis of complaints brought by Microsoft and Apple. On April 29, 2014, the EC issued a decision against Motorola stating that it has abused its dominant position with respect to standards-essential patents; however, it did not impose a fine.

The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India, the Taiwan Fair Trade Commission, Brazil's Council for Economic Defense and the Canadian Competition Bureau have also opened investigations into certain of our business practices.

State attorneys general from the states of Ohio and Mississippi have also issued Civil Investigative Demands relating to our business practices. We have completed our responses to the state attorneys general discovery demands, and we remain willing to cooperate with them if they have any further information requests. In May 2014, the Texas Attorney General’s office informed us that it was closing its antitrust investigation, which began in July 2010, of our business practices.

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
Note 10. Net Income Per Share of Class A and Class B Common Stock and Class C Capital Stock
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended
	June 30,
	2013			2014
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$1,136	$251	$1,387	$1,459	$286	$1,745
Allocation of undistributed earnings - discontinued operations	186	41	227	(28)	(6)	(34)
Total	$1,322	$292	$1,614	$1,431	$280	$1,711
Denominator
Number of shares used in per share computation	272,417	60,063	332,480	282,216	55,300	337,599
Basic net income (loss) per share:
Continuing operations	$4.17	$4.17	$4.17	$5.17	$5.17	$5.17
Discontinued operations	0.68	0.68	0.68	(0.10)	(0.10)	(0.10)
Basic net income per share	$4.85	$4.85	$4.85	$5.07	$5.07	$5.07
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$1,136	$251	$1,387	$1,459	$286	$1,745
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	251	0	0	286	0	0
Reallocation of undistributed earnings	0	(5)	0	(3)	(5)	3
Allocation of undistributed earnings - continuing operations	$1,387	$246	$1,387	$1,742	$281	$1,748
Allocation of undistributed earnings for basic computation - discontinued operations	$186	$41	$227	$(28)	$(6)	$(34)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	41	0	0	(6)	0	0
Reallocation of undistributed earnings	0	(1)	0	0	1	0
Allocation of undistributed earnings - discontinued operations	$227	$40	$227	$(34)	$(5)	$(34)
Denominator
Number of shares used in basic computation	272,417	60,063	332,480	282,216	55,300	337,599
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	60,063	0	0	55,300	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,664	4	2,664	2,010	0	2,004
Restricted stock units and other contingently issuable shares	3,193	0	3,193	3,104	0	4,130
Number of shares used in per share computation	338,337	60,067	338,337	342,630	55,300	343,733
Diluted net income (loss) per share:
Continuing operations	$4.10	$4.10	$4.10	$5.09	$5.09	$5.09
Discontinued operations	0.67	0.67	0.67	(0.10)	(0.10)	(0.10)
Diluted net income per share	$4.77	$4.77	$4.77	$4.99	$4.99	$4.99

	Six Months Ended
	June 30,
	2013			2014
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$2,572	$579	$3,151	$2,979	$590	$3,571
Allocation of undistributed earnings - discontinued operations	111	25	136	(111)	(22)	(133)
Total	$2,683	$604	$3,287	$2,868	$568	$3,438
Denominator
Number of shares used in per share computation	270,582	60,885	331,467	281,160	55,702	336,989
Basic net income (loss) per share:
Continuing operations	$9.51	$9.51	$9.51	$10.59	$10.59	$10.59
Discontinued operations	0.41	0.41	0.41	(0.39)	(0.39)	(0.39)
Basic net income per share	$9.92	$9.92	$9.92	$10.20	$10.20	$10.20
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$2,572	$579	$3,151	$2,979	$590	$3,571
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	579	0	0	590	0	0
Reallocation of undistributed earnings	0	(10)	0	(2)	(10)	2
Allocation of undistributed earnings - continuing operations	$3,151	$569	$3,151	$3,567	$580	$3,573
Allocation of undistributed earnings for basic computation - discontinued operations	$111	$25	$136	$(111)	$(22)	$(133)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	25	0	0	(22)	0	0
Reallocation of undistributed earnings	0	(1)	0	0	0	0
Allocation of undistributed earnings - discontinued operations	$136	$24	$136	$(133)	$(22)	$(133)
Denominator
Number of shares used in basic computation	270,582	60,885	331,467	281,160	55,702	336,989
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	60,885	0	0	55,702	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,896	8	2,896	2,216	0	2,210
Restricted stock units and other contingently issuable shares	3,137	0	3,137	3,499	0	4,012
Number of shares used in per share computation	337,500	60,893	337,500	342,577	55,702	343,211
Diluted net income (loss) per share:
Continuing operations	$9.34	$9.34	$9.34	$10.41	$10.41	$10.41
Discontinued operations	0.40	0.40	0.40	(0.39)	(0.39)	(0.39)
Diluted net income per share	$9.74	$9.74	$9.74	$10.02	$10.02	$10.02

The number of shares and per share amounts for the prior period presented have been retroactively restated to reflect the Stock Split.
The net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 11. Stockholders’ Equity
Stock Split Effected In Form of Stock Dividend

In April 2012, our board of directors approved amendments to our certificate of incorporation that created a new class of non-voting capital stock (Class C capital stock). The amendments authorized 3 billion shares of Class C capital stock and also increased the authorized shares of Class A common stock from 6 billion to 9 billion. The amendments are reflected in our Fourth Amended and Restated Certificate of Incorporation (New Charter), the adoption of which was approved by stockholders at our 2012 Annual Meeting of Stockholders held on June 21, 2012. In January 2014, our board of directors approved a distribution of shares of the Class C capital stock as a dividend to our holders of Class A and Class B common stock (the Stock Split). The Stock Split had a record date of March 27, 2014 and a payment date of April 2, 2014.
Share and per share amounts disclosed as of June 30, 2014 and for all other comparative periods have been retroactively adjusted to reflect the effects of the Stock Split. The Class C capital stock has no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock have the same rights and privileges and rank equally, share ratably and are identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters including dividend and distribution rights.
In accordance with a settlement of litigation involving the authorization to distribute the Class C capital stock, we may be obligated to make a payment (the Possible Adjustment Payment) to holders of the Class C capital stock if, on a volume-weighted average basis, the Class C capital stock trades below the Class A common stock during the first 365 days following the first date the Class C shares traded on NASDAQ (the Lookback Period), payable in cash, Class A common stock, Class C capital stock, or a combination thereof, at the discretion of the board of directors. The amount of the Possible Adjustment Payment is dependent on the percentage difference that develops, if any, between the volume-weighted average price (VWAP) of Class A and Class C shares during the Lookback Period, as supplied by NASDAQ Data-on-Demand. As the Class C shares were only recently issued, we cannot reliably predict what, if any, patterns will emerge over time with respect to the relative trading prices of Class A and Class C shares. Had we been obligated to make a payment based on the VWAP of the Class A and Class C shares from April 3, 2014 through the quarter ended June 30, 2014, the monetary value of the Possible Adjustment Payment would have been approximately $564 million as of June 30, 2014.

At the end of the Lookback Period, the Possible Adjustment Payment, if any, will be allocated to the numerator for calculating net income per share of Class C capital stock from net income available to shareholders and any remaining undistributed earnings will be allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. In addition, the dilutive impact of the Possible Adjustment Payment, if any, is included in the weighted-average effect of dilutive securities for Class C capital stock.

The par value per share of our shares of Class A common stock and Class B common stock remained unchanged at $0.001 per share after the Stock Split. On the effective date of the Stock Split, a transfer between retained earnings and common stock occurred and the amount transferred was equal to the $0.001 par value of the Class C capital stock that was issued.
Stock-Based Award Activities
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented. The weighted average estimated fair value of options granted has been retroactively adjusted to reflect the effects the Stock Split:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)

Risk-free interest rate	N/A	N/A	0.9%	N/A
Expected volatility	N/A	N/A	29%	N/A
Expected life (in years)	N/A	N/A	5.8	N/A
Dividend yield	N/A	N/A	0%	N/A
Weighted-average estimated fair value of options granted during the period	N/A	N/A	$107.20	N/A

There were 0 and 3,142 stock options (adjusted for the effects of the Stock Split) granted during the three and six months ended June 30, 2013. No options were granted during the three and six months ended June 30, 2014.

The following table summarizes the activities for our stock options for the six months ended June 30, 2014 and has been retroactively adjusted to reflect the effects of the Stock Split:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2013	10,065,726	$215.50
Granted	0	$0.00
Exercised	(1,607,444)	$202.17
Forfeited/canceled	(216,263)	$320.65
Balance as of June 30, 2014	8,242,019	$215.77	4.9	$3,001
Exercisable as of June 30, 2014	6,572,803	$194.51	4.2	$2,534
Exercisable as of June 30, 2014 and expected to vest thereafter (2)	8,034,944	$213.63	4.9	$2,944

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $584.67 and $575.28 for our Class A common stock and Class C capital stock, respectively, on June 30, 2014.

(2)	Options expected to vest reflect an estimated forfeiture rate.

As of June 30, 2014, there was $119 million of unrecognized compensation cost related to outstanding Google employee stock options. This amount is expected to be recognized over a weighted-average period of 1.6 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the six months ended June 30, 2014 and has been retroactively adjusted to reflect the effects of the Stock Split:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2013	21,953,960	$359.20
Granted	3,006,717	$566.91
Vested	(5,281,669)	$325.14
Forfeited/canceled	(607,200)	$341.32
Unvested as of June 30, 2014	19,071,808	$401.47
Expected to vest after June 30, 2014 (1)	16,725,976	$401.47

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of June 30, 2014, there was $5.8 billion of unrecognized compensation cost related to unvested Google employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.

Note 12. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $2,571 million and $2,914 million as of December 31, 2013 and June 30, 2014. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2,378 million and $2,564 million as of December 31, 2013 and June 30, 2014. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Our provision for income taxes and effective tax rate decreased from the three months ended June 30, 2013 to the three months ended June 30, 2014, primarily due to the increase in our projected annual effective tax rate forecasted as of June 30, 2013 relative to our projected annual effective tax rate forecasted as of March 31, 2013 as a result of a shift in projected mix of income to countries that have higher statutory tax rates for the year ended December 31, 2013. Our provision for income taxes and effective tax rate increased from the six months ended June 30, 2013 to the six months ended June 30, 2014, largely attributed to a discrete tax benefit related to the federal research and development credit recognized in the first quarter of 2013 which was as a result of a retroactive extension of the federal research and development credit in accordance with the American Taxpayer Act of 2012 that was signed into law on January 2, 2013,  as well as the expiration of the federal research and development credit as of December 31, 2013.

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

Note 13. Information about Segments and Geographic Areas
On January 29, 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile business. Financial results of Motorola Mobile are included in "Net income (loss) from discontinued operations" for the three and six months ended June 30, 2013 and 2014. Therefore, Motorola Mobile is no longer presented as a separate segment in our consolidated financial statements.
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Revenues:
United States	$5,896	$6,630	$11,732	$13,286
United Kingdom	1,321	1,616	2,708	3,199
Rest of the world	5,890	7,709	11,618	14,890
Total revenues	$13,107	$15,955	$26,058	$31,375

	As of December 31, 2013	As of June 30, 2014
		(unaudited)
Long-lived assets:
United States	$24,004	$29,435
International	14,030	14,268
Total long-lived assets	$38,034	$43,703

Long-lived assets to be disposed of as a result of our Motorola Mobile disposition are included in "Assets held for sale" on the Consolidated Balance Sheet as of June 30, 2014, and accordingly, are not included in this table.

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
In January 2014, we entered into an agreement with Lenovo Group Limited (Lenovo) providing for the disposition of the Motorola Mobile business. The transaction is expected to close in the second half of 2014. Financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of June 30, 2014, respectively. The Motorola Mobile business is focused on mobile wireless devices and related products and services and generates revenues primarily by selling hardware products.
In December 2012, we entered into an agreement for the disposition of the Motorola Home business. The transaction closed on April 17, 2013. Financial results through the date of divestiture related to Motorola Home were included within "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and six months ended June 30, 2013. The Motorola Home business was focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services.
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
We conduct our Motorola Mobile business in highly competitive markets, facing both new and established competitors. The markets for many of our products are characterized by rapidly changing technologies, frequent new product introductions, changing consumer trends, short product life cycles, consumer loyalty and evolving industry standards. Market disruptions caused by new technologies, the entry of new competitors, consolidations among our customers and competitors, changes in regulatory requirements, changes in economic conditions, supply chain interruptions, or other factors, can introduce volatility into our businesses. Meeting all of these challenges requires consistent operational planning and execution and investment in technology, resulting in innovative products that meet the needs of our customers around the world.
From an overall business perspective, we continue to invest aggressively in areas of strategic focus, our systems, data centers, real estate and facilities, information technology infrastructure, and employees. We expect to continue to hire aggressively for the remainder of 2014 and provide competitive compensation programs to our employees. Our full-time employee headcount was 44,777 (which included 4,599 headcount from Motorola Mobile) at June 30, 2013, and 52,069 (which included 3,485 headcount from Motorola Mobile) at June 30, 2014. Acquisitions will also remain an important component of our strategy and use of capital. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, manufacturing and inventory-related costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.
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
Other revenues consist of non-advertising revenues including licensing, hardware, and digital content revenues. We expect other revenues to continue to grow. However, operating margin on other revenues is generally lower than that on advertising revenues.
Results of Operations
We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home business. The transaction closed on April 17, 2013. Financial results of Motorola Home were included in "Net income (loss) from discontinued operations" for the three and six months ended June 30, 2013.
In January 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile business. The transaction is expected to close in the second half of 2014. Financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of June 30, 2014, respectively.
The following table presents our historical operating results as a percentage of revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	39.6	38.3	39.6	38.5
Research and development	13.5	14.0	13.0	13.9
Sales and marketing	12.1	12.2	11.6	11.7
General and administrative	8.4	8.8	8.1	9.2
Total costs and expenses	73.6	73.3	72.3	73.3
Income from operations	26.4	26.7	27.7	26.7
Interest and other income, net	1.8	0.9	1.4	1.6
Income from continuing operations before income taxes	28.2	27.6	29.1	28.3
Provision for income taxes	7.1	5.7	4.9	5.5
Net income from continuing operations	21.1	21.9	24.2	22.8
Net income (loss) from discontinued operations	3.5	(0.4)	1.0	(0.8)
Net income	24.6%	21.5%	25.2%	22.0%
Revenues
The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Advertising revenues:
Websites	$8,868	$10,935	$17,508	$21,404
Network Members' websites	3,193	3,424	6,455	6,821
Total advertising revenues	12,061	14,359	23,963	28,225
Other revenues	1,046	1,596	2,095	3,150
Total revenues	$13,107	$15,955	$26,058	$31,375
The following table presents our revenues, by revenue source, as a percentage of revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Advertising revenues:
Websites	67.6%	68.5%	67.2%	68.2%
Network Members' websites	24.4%	21.5%	24.8%	21.8%
Total advertising revenues	92.0%	90.0%	92.0%	90.0%
Websites revenues as % of advertising revenues	73.5%	76.2%	73.1%	75.8%
Network Members’ websites revenues as % of advertising revenues	26.5%	23.8%	26.9%	24.2%
Other revenues	8.0%	10.0%	8.0%	10.0%
Our revenues increased $2,848 million and $5,317 million from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014. This increase resulted primarily from an increase in advertising revenues generated by Google websites and an increase in other revenues, and to a lesser extent, an increase in advertising revenues generated by Google Network Members' websites. The increase in other revenues was mainly driven by higher sales related to digital content and hardware products. The increase in advertising revenues for Google websites and Google Network Members' websites resulted primarily from an increase in the number of aggregate paid clicks through our advertising programs. The number of aggregate paid clicks increased approximately 25% and 25% from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, respectively. The increase in the number of paid clicks generated through our advertising programs was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members, partially offset by certain advertising policy changes. This impact of the increased paid clicks on our revenue growth was partially offset by a decrease in the average cost-per-click paid by our advertisers. The average cost-per-click decreased approximately 6% and 7% from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, respectively. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the introduction of new products and changes in property mix, platform mix, and geographical mix.
Paid clicks on Google websites, which include clicks related to ads served on Google owned and operated properties across different geographies and form factors, including search, YouTube engagement ads like TrueView, and other owned and operated properties like Maps and Finance, increased approximately 33% and 35% from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, respectively. Paid clicks on Google Network Members' websites, which include clicks related to ads served on non-Google properties participating in our AdSense for Search, AdSense for Content, and AdMob businesses, increased approximately 9% and 9% from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, respectively. In addition, cost-per-click on Google websites decreased approximately 7% and 9% from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, respectively. Cost-per-click on Google Network Members' websites decreased approximately 13% and 12% from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014, respectively.
The rate of change in paid clicks and average cost-per-click on Google websites and Google Network Members' websites, and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including the revenue growth rates on our websites compared to those of our Google Network Members, advertiser competition for keywords, changes in foreign currency exchange rates, seasonality, the fees advertisers are willing to pay based on how they manage their advertising costs, changes in advertising quality or formats, and general economic conditions. In addition, traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels also contributes to these fluctuations. Changes in paid clicks and average cost-per-click on Google websites and Google Network Members' websites may not be indicative of our performance or advertiser experiences in any specific geographic market, vertical, or industry.
Improvements in our ability to monetize increased traffic primarily relate to enhancing the end user experience, including providing end users with ads that are more relevant to their search queries or to the content on the Google Network Members’ websites they visit. For instance, these improvements include displaying advertiser-nominated images that are relevant to the user query and creating a more engaging user shopping experience by enhancing search ads to include richer product information, such as product image, price, and merchant name. We believe that the increase in the number of paid clicks on Google websites and Google Network Members’ websites is substantially the result of our commitment to improving the relevance and quality of both our search results and the advertisements displayed, which we believe results in a better user experience, which in turn results in more searches, advertisers, Google Network Members, and other partners.
Other revenues increased $550 million and $1,055 million from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 and also increased as a percentage of total revenues. The increase was primarily due to growth of our digital content, such as apps, music and movies, and to a lesser extent, an increase in our hardware revenues.
Revenues by Geography
The following table presents our domestic and international revenues as a percentage of total revenues, determined based on the billing addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
United States	45%	42%	45%	42%
United Kingdom	10%	10%	10%	10%
Rest of the world	45%	48%	45%	48%
The growth in revenues from the rest of the world as a percentage of total revenues from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 resulted largely from increased acceptance of our advertising programs, and our continued progress in developing localized versions of our products for international markets.
Foreign Exchange Impact on Revenues
The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the Euro and British pound) from the three months ended June 30, 2013 to the three months ended June 30, 2014 had a favorable impact on our international revenues, which was partially offset by the general strengthening of the U.S. dollar relative to other foreign currencies (primarily Japanese yen and Australian dollar). Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $124 million or 8% lower and our revenues from the rest of the world would have been approximately $4 million higher or remained relatively flat for the three months ended June 30, 2014. This is before consideration of hedging gains of $6 million recognized to revenues from the rest of the world in the three months ended June 30, 2014.
The general strengthening of the U.S. dollar relative to certain foreign currencies (primarily Japanese yen and Australian dollar) from the six months ended June 30, 2013 to the six months ended June 30, 2014 had an unfavorable impact on our international revenues, which was partially offset by the general weakening of the U.S. dollar relative to other foreign currencies (primarily the Euro and British pound). Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $195 million or 6% lower and our revenues from the rest of the world would have been approximately $238 million or 2% higher in the six months ended June 30, 2014. This is before consideration of hedging gains $14 million recognized to revenues from the rest of the world in the six months ended June 30, 2014.
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
The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Cost of revenues	$5,195	$6,114	$10,331	$12,075
Cost of revenues as a percentage of revenues	39.6%	38.3%	39.6%	38.5%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$2,307	$2,400	$4,589	$4,787
Traffic acquisition costs related to distribution arrangements	706	893	1,386	1,738
Traffic acquisition costs	$3,013	$3,293	$5,975	$6,525
Traffic acquisition costs as a percentage of advertising revenues	25.0%	22.9%	24.9%	23.1%
Cost of revenues increased $919 million and $1,744 million from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014. The increase was partially due to increases in traffic acquisition costs of $280 million and $550 million from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014 resulting from more distribution fees paid, more fees paid for additional traffic directed to our websites, as well as more advertiser fees generated through our AdSense program driven primarily by an increase in advertising revenues. The remaining increase was primarily driven by an increase in data center costs, content acquisition costs as a result of increased activities related to YouTube and digital content, revenue share payments to mobile carriers and original equipment manufacturers (OEMs) and hardware inventory costs as a result of increased hardware sales. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix between Google website revenue and Google Network Members' websites revenue.

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

Research and Development
The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Research and development expenses	$1,766	$2,238	$3,383	$4,364
Research and development expenses as a percentage of revenues	13.5%	14.0%	13.0%	13.9%
Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development activities relating to new and existing products and services, as well as depreciation and equipment-related costs. We expense research and development costs as incurred.
Research and development expenses increased $472 million and also increased as a percentage of revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $274 million, largely as a result of a 26% increase in research and development headcount, an increase in professional service fees of $89 million, an increase in depreciation and equipment-related expenses of $57 million, and an increase in stock-based compensation expense of $46 million.
Research and development expenses increased $981 million and also increased as a percentage of revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $517 million, largely as a result of a 25% increase in research and development headcount, an increase in stock-based compensation expense of $164 million, an increase in professional service fees of $145 million, and an increase in depreciation and equipment-related expenses of $136 million.
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
Sales and Marketing
The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Sales and marketing expenses	$1,583	$1,941	$3,018	$3,670
Sales and marketing expenses as a percentage of revenues	12.1%	12.2%	11.6%	11.7%
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.
Sales and marketing expenses increased $358 million and remained relatively flat as a percentage of revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014. The increase was primarily due to an increase in advertising and promotional expenses of $201 million, an increase in labor and facilities-related costs of $120 million, largely as a result of a 13% increase in sales and marketing headcount, as well as an increase in stock-based compensation expense of $33 million.
Sales and marketing expenses increased $652 million and remained relatively flat as a percentage of revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014. The increase was primarily due to an increase in advertising and promotional expenses of $304 million, an increase in labor and facilities-related costs of $240 million, largely as a result of a 12% increase in sales and marketing headcount, as well as an increase in stock-based compensation expense of $62 million.
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
General and Administrative
The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
General and administrative expenses	$1,098	$1,404	$2,113	$2,893
General and administrative expenses as a percentage of revenues	8.4%	8.8%	8.1%	9.2%
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
General and administrative expenses increased $306 million and also increased as a percentage of revenues from the three months ended June 30, 2013 to the three months ended June 30, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $105 million, largely as a result of a 25% increase in general and administrative headcount, an increase in professional service fees and legal expenses of $96 million, and an increase in stock-based compensation expense of $68 million.

General and administrative expenses increased $780 million and also increased as a percentage of revenues from the six months ended June 30, 2013 to the six months ended June 30, 2014. The increase was primarily due to an increase in professional service fees and legal expenses of $322 million, an increase in labor and facilities-related costs of $238 million, largely as a result of a 23% increase in general and administrative headcount, and an increase in stock-based compensation expense of $109 million.
As we expand our business and incur additional expenses, we expect general and administrative expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2014 and in future periods.
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Stock-based compensation	$743	$880	$1,398	$1,719
Stock-based compensation as a percentage of revenues	5.7%	5.5%	5.4%	5.5%

Stock-based compensation increased $137 million and $321 million from the three and six months ended June 30, 2013 to the three and six months ended June 30, 2014. These increases were primarily due to additional stock awards issued to existing and new employees.
We estimate stock-based compensation for Google employees to be approximately $3.3 billion in 2014 and $4.4 billion thereafter. This estimate does not include expenses to be recognized related to employee stock awards that are granted after June 30, 2014 or non-employee stock awards that have been or may be granted. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net
Interest and other income, net, decreased $91 million from the three months ended June 30, 2013 to the three months ended June 30, 2014. This decrease was primarily driven by a decrease in realized gains on available-for-sale investments of $53 million and an increase in foreign currency exchange losses of $45 million.
Interest and other income, net, increased $132 million from the six months ended June 30, 2013 to the six months ended June 30, 2014. This increase was primarily driven by realized gains on non-marketable equity investments of $138 million and previously-held equity interests of $126 million, partially offset by an increase in foreign currency exchange losses of $93 million.
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
Provision for Income Taxes
The following table presents our provision for income taxes and the effective tax rate for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2014	2013	2014
	(unaudited)
Provision for income taxes	$927	$913	$1,281	$1,735
Effective tax rate	25.0%	20.7%	16.9%	19.5%
Our provision for income taxes and effective tax rate decreased from the three months ended June 30, 2013 to the three months ended June 30, 2014, primarily due to the increase in our projected annual effective tax rate forecasted as of June 30, 2013 relative to our projected annual effective tax rate forecasted as of March 31, 2013 as a result of a shift in projected mix of income to countries that have higher statutory tax rates for the year ended December 31, 2013.
Our provision for income taxes and effective tax rate increased from the six months ended June 30, 2013 to the six months ended June 30, 2014, largely attributed to a discrete tax benefit related to the federal research and development credit recognized in the first quarter of 2013 which was as a result of a retroactive extension of the federal research and development credit in accordance with the American Taxpayer Act of 2012 that was signed into law on January 2, 2013,  as well as the expiration of the federal research and development credit as of December 31, 2013.
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
We will maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including current patent applications and invention disclosures, which will be licensed back to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we will indemnify Lenovo for certain potential liabilities of the Motorola Mobile business. The transaction is subject to the satisfaction of regulatory requirements, customary closing conditions and any other needed approvals and is expected to close in the second half of 2014.
As such, financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and six months ended June 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of June 30, 2014, respectively.
The following table presents financial results of the Motorola Mobile business included in "Net income (loss) from discontinued operations" for the three and six months ended June 30, 2013 and 2014 (in millions, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues	$998	$1,806	$2,016	$3,183

Loss from discontinued operations before income taxes	(331)	(99)	(602)	(373)
Benefits from income taxes	111	31	178	107
Net loss from discontinued operations	$(220)	$(68)	$(424)	$(266)
Motorola Home
In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home business. The transaction closed on April 17, 2013 (the date of divestiture). Financial results of Motorola Home through the date of divestiture were included in "Net income (loss) from discontinued operations" for the three and six months ended June 30, 2013.
The following table presents financial results of the Motorola Home business included in "Net income (loss) from discontinued operations" for the three and six months ended June 30, 2013 (in millions, unaudited):

	Three Months Ended June 30,	Six Months Ended June 30,
	2013 (1)	2013 (2)
Revenues	$66	$804

Loss from discontinued operations before income taxes	(114)	(67)
Benefits from income taxes	41	16
Gain on disposal	747	$747
Net income from discontinued operations	$674	$696
(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from April 1, 2013 through the date of divestiture.
(2) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through the date of divestiture.
Liquidity and Capital Resources

As of June 30, 2014, we had $61.4 billion of cash, cash equivalents, and marketable securities after including $160 million of cash and cash equivalents classified as "Assets held for sale". Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, fixed-income bond funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate securities, mortgage-backed securities, asset-backed securities, and marketable equity securities.
As of June 30, 2014, $40.2 billion of the $61.4 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. As of June 30, 2014, we had unused letters of credit of approximately $517 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2014, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that mature at various dates through August 2014. Average commercial paper borrowings during the quarter were $2.0 billion and the maximum amount outstanding during the quarter was $2.0 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2014, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
In May 2011, we issued $3.0 billion of unsecured senior notes (2011 Notes) in three equal tranches, due in 2014, 2016, and 2021. In February 2014, we issued $1.0 billion of unsecured senior notes (2014 Notes) due in 2024. The net proceeds from the sale of the 2011 Notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. On May 19, 2014, we repaid $1.0 billion on the first tranche of our 2011 Notes upon maturity. We used the net proceeds from the issuance of the 2014 Notes to repay this tranche and for general corporate purposes.
As of June 30, 2014, the total carrying value and estimated fair value of the 2011 and 2014 notes were $3.0 billion and $3.1 billion, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets. We are not subject to any financial covenants under the notes.

In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028 with an option to purchase in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of June 30, 2014.

In summary, our cash flows were as follows (in millions):

	Six Months Ended
	June 30,
	2013	2014
	(unaudited)
Net cash provided by operating activities	$8,338	$10,018
Net cash used in investing activities	(6,244)	(8,487)
Net cash used in financing activities	(622)	(640)
Cash Provided by Operating Activities
Our largest source of cash provided by operating cash flows is advertising revenues generated by Google websites and Google Network Members' websites. We also generate cash from sales of our hardware products, primarily in the Motorola Mobile business, and revenues from digital content and licensing. Our primary uses of cash from operating activities include payments to our Google Network Members and distribution partners, which are based on the revenue share or fixed fee arrangements, payments for manufacturing and inventory-related costs primarily for the Motorola Mobile business, as well as content acquisition costs. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures and income taxes.
Cash provided by operating activities consist of net income adjusted for certain non-cash items, including stock-based compensation expense, depreciation, amortization, deferred income taxes, excess tax benefits from stock-based award activities, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities increased from the six months ended June 30, 2013 to the six months ended June 30, 2014, primarily due to increased net income adjusted for depreciation expense and loss on disposal of property and equipment and stock-based compensation expense offset by gains on divestiture of businesses, equity interest and sale of non-marketable securities. In addition, there was a net increase in cash from changes in working capital from the six months ended June 30, 2013 to the six months ended June 30, 2014 primarily due to the impact from changes in prepaid and other assets, as well as accrued expenses and other liabilities, offset by the impact from changes in accounts receivable.
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
Cash used in investing activities increased from the six months ended June 30, 2013 to the six months ended June 30, 2014, primarily attributable to an increase in spend related to acquisitions and a decrease in proceeds received related to divestiture of businesses, offset by a net decrease in purchases of marketable securities. In addition, there was an increase in capital expenditures primarily related to data centers, real estate, and production equipment.
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

Cash Used In Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash used in financing activities increased modestly from the six months ended June 30, 2013 to the six months ended June 30, 2014, primarily driven by an increase in net payments for stock-based award activities and a decrease in net repayments of debt.
Contractual Obligations
We had long-term taxes payable of $3.0 billion as of June 30, 2014 primarily related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and development tax credits. The effective tax rates were 25.0% and 20.7% for the three months ended June 30, 2013 and 2014 and 16.9% and 19.5% for the six months ended June 30, 2013 and 2014, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
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
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and acquired patents and developed technology; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Goodwill
Goodwill is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of June 30, 2014, no impairment of goodwill has been identified.
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
Foreign Currency Exchange Risk

We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the US dollar. Our most significant currency exposures are British pound, the Euro, and Japanese yen. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency.

We use foreign exchange option contracts to protect our forecasted U.S. dollar-equivalent earnings from adverse changes in foreign currency exchange rates. These hedging contracts reduce, but do not entirely eliminate the impact of adverse currency exchange rate movements. We designate these option contracts as cash flow hedges for accounting purposes.  The fair value of the option contract is separated into its intrinsic and time values. Changes in the time value are recorded in "Interest and other income, net". Changes in the intrinsic value are recorded as a component of AOCI and subsequently reclassified into revenues to offset the hedged exposures as they occur.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $15 million lower at June 30, 2014, and the total amount of expense recorded as "Interest and other income, net", would have been approximately $73 million higher at June 30, 2014. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $1.6 billion higher at June 30, 2014, and the total amount of expense recorded as "Interest and other income, net", would have been approximately $79 million higher at June 30, 2014. The impact in AOCI would offset our hedged exposures as they occur.

In addition, we use foreign exchange forward contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the local currency of the subsidiary. These forward contracts reduce, but do not entirely eliminate the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in "Interest and other income, net", which are offset by the gains and losses on the forward contracts.

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $51 million at June 30, 2014. The adverse impact at June 30, 2014 is after consideration of the offsetting effect of approximately $1.0 billion from foreign exchange contracts in place for the month of June 30, 2014. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, fixed-income bond funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of June 30, 2014, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to the fixed interest rates on our debt securities. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in "Interest and other income, net".

We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.0 billion at June 30, 2014.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please refer to Note 9 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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

We generated 91% of Google revenues from our advertisers in 2013 and 90% in the six months ended June 30, 2014. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.

Our revenue growth rate could decline over time as a result of a number of factors, including as a result of:

•	increasing competition,

•	changes in property mix, platform mix, and geographical mix,

•	the challenges in maintaining our growth rate as our revenues increase to higher levels,

•	the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate, and

•	the success of our investments in new businesses, products, services, and technologies.

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

We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business, including Motorola, and new lines of business. For instance, our operating margin will experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members’ websites compared to revenues generated through ads placed on our own websites or if we spend a proportionately larger amount to promote the distribution of certain products, including Google Chrome. Both the margin on revenues we generate from our Google Network Members and the margin on revenues from our Motorola business are significantly less than the margin on revenues we generate from advertising on our websites. Also, the margin on the sale of digital content and apps, advertising revenues from mobile devices and newer advertising formats are generally less than the margin on revenues we generate from advertising on our websites on traditional formats. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.

We are subject to increased regulatory scrutiny that may negatively impact our business.

The growth of our company and our expansion into a variety of new fields implicate a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. We continue to cooperate with the European Commission (EC) and other regulatory authorities around the world in investigations they are conducting with respect to our business and its impact on competition. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

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

Our products and services involve the storage and transmission of users’ and customers’ proprietary information, and security breaches expose us to a risk of loss of this information, litigation, and potential liability. We experience cyber attacks of varying degrees on a regular basis, and as a result, unauthorized parties have obtained, and may in the future obtain, access to our data or our users’ or customers' data. Our security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

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

Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 58% of our consolidated revenues in the six months ended June 30, 2014. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

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

Moreover, in connection with Motorola Mobile’s operations in Brazil, we have had and continue to have legal disputes and controversies, including tax, labor and trade compliance controversies and other legal matters that take many years to resolve. We incur legal and other costs in managing and defending these matters and expect to continue to incur such costs. Based on our assessment of these matters, we have recorded reserves on only a small portion of the total potential exposure. It is, however, very difficult to predict the outcome of legal disputes and controversies, including litigation, in Brazil and our ultimate exposure may be greater than our current assessments and related reserves.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and satisfy existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on our websites and our Google Network Members' websites.

•	Revenue fluctuations caused by changes in property mix, platform mix, and geographical mix.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our investments in risky projects, including new businesses, products, services, technologies and acquisitions.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from services in which we have invested considerable time and resources.

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

The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile. For example, from July 1, 2013 through June 30, 2014, the post-split closing price of our Class A common stock ranged from $423.87 per share to $610.70 per share.

In addition, following the settlement of litigation involving the authorization to distribute our non-voting Class C capital stock, our board of directors approved a distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock with a payment date of April 2, 2014, and on April 3, 2014, Class C capital stock was listed on The NASDAQ Global Select Market. We expect that the market price for the shares of Class A common stock will continue to generally reflect the effect of the Stock Split. In accordance with the settlement, we may be obligated to make a payment to holders of Class C capital stock if, on average, Class C capital stock trades below Class A common stock during the first 365 days following the Class C dividend. While we expect that the market price for the shares of Class A common stock and Class C capital stock will trade in roughly the same range, we cannot reliably predict what, if any, patterns will emerge over time with respect to the relative trading prices of Class A common stock and Class C capital stock, and we may be obligated to make such a payment to holders of the Class C stock in cash, Class A stock, Class C stock, or a combination thereof, at the discretion of the board of directors. For further disclosure regarding this potential payment, please refer to Note 11 “Stockholders’ Equity - Stock Split Effected in Form of Stock Dividend” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of June 30, 2014, Larry, Sergey, and Eric beneficially owned approximately 92.5% of our outstanding Class B common stock and represented approximately 61.1% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

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

GOOGLE INC.
Date: July 24, 2014	By:	/s/ PATRICK PICHETTE
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