Form 10-Q
period 2014-09-30
Google Inc.
filed 2014-10-23
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________
FORM 10-Q
___________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Non-accelerated filer (Do not check if a smaller reporting company) ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
At October 16, 2014, there were 284,816,184 shares of Google’s Class A common stock outstanding, 54,210,195 shares of Google’s Class B common stock outstanding and 339,339,275 Class C capital stock outstanding.

Google Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2014

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
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands and par value per share amounts)

	As of December 31, 2013	As of September 30, 2014
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,898	$15,605
Marketable securities	39,819	46,552
Total cash, cash equivalents, and marketable securities (including securities loaned of $5,059 and $4,219)	58,717	62,157
Accounts receivable, net of allowance of $631 and $230	8,882	8,237
Inventories	426	279
Receivable under reverse repurchase agreements	100	825
Deferred income taxes, net	1,526	1,372
Income taxes receivable, net	408	957
Prepaid revenue share, expenses and other assets	2,827	2,700
Assets held for sale	0	3,588
Total current assets	72,886	80,115
Prepaid revenue share, expenses and other assets, non-current	1,976	2,010
Non-marketable equity investments	1,976	2,470
Property and equipment, net	16,524	20,981
Intangible assets, net	6,066	4,744
Goodwill	11,492	15,461
Total assets	$110,920	$125,781
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,453	$1,368
Short-term debt	3,009	2,009
Accrued compensation and benefits	2,502	2,428
Accrued expenses and other current liabilities	3,755	3,933
Accrued revenue share	1,729	1,761
Securities lending payable	1,374	3,402
Deferred revenue	1,062	820
Income taxes payable, net	24	0
Liabilities held for sale	0	2,199
Total current liabilities	15,908	17,920
Long-term debt	2,236	3,230
Deferred revenue, non-current	139	154
Income taxes payable, non-current	2,638	3,117
Deferred income taxes, net, non-current	1,947	1,554
Other long-term liabilities	743	991
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 671,664 (Class A 279,325, Class B 56,507, Class C 335,832) and par value of $672 (Class A $279, Class B $57, Class C $336) and 678,277 (Class A 284,674, Class B 54,321, Class C 339,282) and par value of $678 (Class A $285, Class B $54, Class C $339) shares issued and outstanding	25,922	27,948
Accumulated other comprehensive income (loss)	125	(82)
Retained earnings	61,262	70,949
Total stockholders’ equity	87,309	98,815
Total liabilities and stockholders’ equity	$110,920	$125,781
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Revenues	$13,754	$16,523	$39,812	$47,898
Costs and expenses:
Cost of revenues (1)	5,409	6,695	15,740	18,770
Research and development (1)	1,821	2,655	5,204	7,019
Sales and marketing (1)	1,628	2,084	4,646	5,754
General and administrative (1)	1,135	1,365	3,248	4,258
Total costs and expenses	9,993	12,799	28,838	35,801
Income from operations	3,761	3,724	10,974	12,097
Interest and other income, net	14	133	384	635
Income from continuing operations before income taxes	3,775	3,857	11,358	12,732
Provision for income taxes	612	859	1,893	2,594
Net income from continuing operations	3,163	2,998	9,465	10,138
Net income (loss) from discontinued operations (1)	(193)	(185)	79	(451)
Net income	$2,970	$2,813	$9,544	$9,687
Net income (loss) per share -- basic:
Continuing operations	$4.74	$4.42	$14.25	$15.02
Discontinued operations	(0.29)	(0.27)	0.12	(0.67)
Net income per share - basic	$4.45	$4.15	$14.37	$14.35
Net income (loss) per share -- diluted:
Continuing operations	$4.66	$4.36	$14.00	$14.77
Discontinued operations	(0.28)	(0.27)	0.12	(0.66)
Net income per share - diluted	$4.38	$4.09	$14.12	$14.11

Shares used in per share calculation - basic	667,232	677,097	664,366	674,933
Shares used in per share calculation - diluted	678,470	688,215	676,156	686,597
______________________
(1) Includes stock-based compensation expense as follows:
Cost of revenues	$133	$169	$342	$364
Research and development	436	666	1,175	1,569
Sales and marketing	155	197	398	502
General and administrative	132	223	339	539
Discontinued operations	30	35	187	118
Total stock-based compensation expense	$886	$1,290	$2,441	$3,092
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Net income	$2,970	$2,813	$9,544	$9,687
Other comprehensive income (loss):
Change in foreign currency translation adjustment	261	(677)	57	(623)
Available-for-sale investments:
Change in net unrealized gains (losses)	257	(195)	(402)	250
Less: reclassification adjustment for net (gains) losses included in net income	21	(15)	(133)	(122)
Net change (net of tax effect of $31, $66, $208 and $38)	278	(210)	(535)	128
Cash flow hedges:
Change in net unrealized gains (losses)	(28)	310	97	304
Less: reclassification adjustment for net gains included in net income	(14)	(7)	(58)	(16)
Net change (net of tax effect of $24, $122, $23 and $113)	(42)	303	39	288
Other comprehensive income (loss)	497	(584)	(439)	(207)
Comprehensive income	$3,467	$2,229	$9,105	$9,480
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2013	2014
	(unaudited)
Operating activities
Net income	$9,544	$9,687
Adjustments:
Depreciation expense and loss on disposal of property and equipment	2,024	2,513
Amortization and impairment of intangibles and other assets	879	1,199
Stock-based compensation expense	2,441	3,092
Excess tax benefits from stock-based award activities	(302)	(467)
Deferred income taxes	125	(498)
Gain on divestiture of businesses	(705)	0
Gain on equity interest	0	(126)
Gain on sale of non-marketable equity investments	0	(139)
Other	44	45
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(454)	(490)
Income taxes, net	(79)	351
Inventories	(46)	46
Prepaid revenue share, expenses and other assets	(149)	460
Accounts payable	285	(113)
Accrued expenses and other liabilities	(270)	416
Accrued revenue share	8	36
Deferred revenue	76	0
Net cash provided by operating activities	13,421	16,012
Investing activities
Purchases of property and equipment	(5,103)	(7,408)
Purchases of marketable securities	(31,746)	(43,192)
Maturities and sales of marketable securities	23,241	36,650
Investments in non-marketable equity investments	(471)	(536)
Cash collateral related to securities lending	220	2,029
Investments in reverse repurchase agreements	600	(725)
Proceeds from divestiture of businesses	2,525	0
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(1,328)	(4,632)
Net cash used in investing activities	(12,062)	(17,814)
Financing activities
Net payments related to stock-based award activities	(637)	(1,548)
Excess tax benefits from stock-based award activities	302	467
Proceeds from issuance of debt, net of costs	8,350	9,167
Repayments of debt	(8,904)	(9,181)
Net cash used in financing activities	(889)	(1,095)
Effect of exchange rate changes on cash and cash equivalents	(6)	(236)
Net increase (decrease) in cash and cash equivalents	464	(3,133)
Cash and cash equivalents at beginning of period	14,778	18,898
Reclassification to assets held for sale	0	(160)
Cash and cash equivalents at end of period	$15,242	$15,605

Supplemental disclosures of cash flow information
Cash paid for taxes	$1,304	$2,382
Cash paid for interest	$36	$56
Non-cash investing and financing activities:
Receipt of Arris shares in connection with divestiture of Motorola Home	$175	$0
Property under capital lease	$258	$0
See accompanying notes.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Google Inc. and Summary of Significant Accounting Policies
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On January 29, 2014, we entered into an agreement with Lenovo Group Limited (Lenovo) providing for the disposition of the Motorola Mobile business. As such, the financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of September 30, 2014, respectively.
On April 2, 2014, we completed a two-for-one stock split effected in the form of a stock dividend (the Stock Split). All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split. See Notes 11 and 12 for additional information about the Stock Split.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of September 30, 2014, the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2014, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and 2014, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and 2014 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2014, our results of operations for the three and nine months ended September 30, 2013 and 2014, and our cash flows for the nine months ended September 30, 2013 and 2014. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the year ending December 31, 2014.
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
In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10) "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities should be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of these amendments is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-10 on our consolidated financial statements.
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

Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2013 and September 30, 2014 (in millions):

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,909	$0	$0	$9,909	$9,909	$0
Level 1:
Money market and other funds	4,428	0	0	4,428	4,428	0
U.S. government notes	18,276	23	(37)	18,262	2,501	15,761
Marketable equity securities	197	167	0	364	0	364
	22,901	190	(37)	23,054	6,929	16,125
Level 2:
Time deposits(1)	1,207	0	0	1,207	790	417
Money market and other funds(2)	1,270	0	0	1,270	1,270	0
U.S. government agencies	4,575	3	(3)	4,575	0	4,575
Foreign government bonds	1,502	5	(26)	1,481	0	1,481
Municipal securities	2,904	9	(36)	2,877	0	2,877
Corporate debt securities	7,300	162	(67)	7,395	0	7,395
Agency residential mortgage-backed securities	5,969	27	(187)	5,809	0	5,809
Asset-backed securities	1,142	0	(2)	1,140	0	1,140
	25,869	206	(321)	25,754	2,060	23,694
Total	$58,679	$396	$(358)	$58,717	$18,898	$39,819

	As of September 30, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$9,311	$0	$0	$9,311	$9,311	$0
Level 1:
Money market and other funds	2,992	0	0	2,992	2,992	0
U.S. government notes	14,226	28	(8)	14,246	2	14,244
Marketable equity securities	186	154	0	340	0	340
	17,404	182	(8)	17,578	2,994	14,584
Level 2:
Time deposits(1)	2,199	0	0	2,199	1,191	1,008
Money market and other funds(2)	2,099	0	0	2,099	2,099	0
Fixed-income bond funds(3)	385	0	(19)	366	0	366
U.S. government agencies	4,246	3	(4)	4,245	0	4,245
Foreign government bonds	1,706	12	(11)	1,707	0	1,707
Municipal securities	2,893	31	(4)	2,920	10	2,910
Corporate debt securities	10,561	119	(74)	10,606	0	10,606
Agency residential mortgage-backed securities	8,008	63	(88)	7,983	0	7,983
Asset-backed securities	3,145	1	(3)	3,143	0	3,143
	35,242	229	(203)	35,268	3,300	31,968
Total	$61,957	$411	$(211)	$62,157	$15,605	$46,552

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances at December 31, 2013 and September 30, 2014 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See section titled "Securities Lending Program" below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.
Cash, cash equivalents and marketable securities to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of September 30, 2014, and accordingly, are not included in this table.
During the second quarter of 2013, we received approximately $175 million in Arris Group, Inc. (Arris) common stock (10.6 million shares) in connection with the sale of the Motorola Home business (see details in Note 8). These shares are accounted for as available-for-sale marketable equity securities.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $35 million and $252 million for the three and nine months ended September 30, 2013 and $33 million and $189 million for the three and nine months ended September 30, 2014. We recognized gross realized losses of $61 million and $117 million for the three and nine months ended September 30, 2013 and $15 million and $49 million for the three and nine months ended September 30, 2014. We reflect these gains and losses as a component of "Interest and other income, net" in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of September 30, 2014
(unaudited)
Due in 1 year	$8,854
Due in 1 year through 5 years	22,010
Due in 5 years through 10 years	6,790
Due after 10 years	8,192
Total	$45,846
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2013 and September 30, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,404	$(37)	$0	$0	$4,404	$(37)
U.S. government agencies	496	(3)	0	0	496	(3)
Foreign government bonds	899	(23)	83	(3)	982	(26)
Municipal securities	1,210	(32)	99	(4)	1,309	(36)
Corporate debt securities	2,583	(62)	69	(5)	2,652	(67)
Agency residential mortgage-backed securities	4,065	(167)	468	(20)	4,533	(187)
Asset-backed securities	643	(2)	0	0	643	(2)
Total	$14,300	$(326)	$719	$(32)	$15,019	$(358)

	As of September 30, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(unaudited)
U.S. government notes	$3,623	$(4)	$296	$(4)	$3,919	$(8)
U.S. government agencies	1,457	(4)	0	0	1,457	(4)
Foreign government bonds	480	(6)	208	(5)	688	(11)
Municipal securities	268	(1)	198	(3)	466	(4)
Corporate debt securities	4,901	(62)	294	(12)	5,195	(74)
Agency residential mortgage-backed securities	1,763	(5)	2,518	(83)	4,281	(88)
Asset-backed securities	1,454	(2)	189	(1)	1,643	(3)
Fixed-income bond funds	366	(19)	0	0	366	(19)
Total	$14,312	$(103)	$3,703	$(108)	$18,015	$(211)
We periodically review our marketable debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2013 and 2014, we did not recognize any other-than-temporary impairment loss.

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
Derivative Financial Instruments
We recognize derivative instruments as either assets or liabilities in the accompanying Consolidated Balance Sheets at fair value. We record changes in the fair value (i.e. gains or losses) of the derivatives in the accompanying Consolidated Statements of Income as "Interest and other income, net", as part of revenues, or as a component of accumulated other comprehensive income (AOCI) in the accompanying Consolidated Balance Sheets, as discussed below.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2013 and September 30, 2014, we received cash collateral related to the derivative instruments under our collateral security arrangements of $35 million and $199 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $10.0 billion and

$13.6 billion as of December 31, 2013 and September 30, 2014. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps, with a total notional amount of $1.0 billion and terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate, that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. We issued $1.0 billion of unsecured senior notes in February 2014 (See details in Note 3). As a result, we terminated the forward-starting interest rate swaps upon the debt issuance. The gain associated with the termination is reported within operating activities in the Consolidated Statement of Cash Flows for the nine months ended September 30, 2014, consistent with the impact of the hedged item.
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
As of September 30, 2014, the effective portion of our cash flow hedges before tax effect was $495 million, of which $339 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in the time value for these forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.2 billion and $1.4 billion as of December 31, 2013 and September 30, 2014.
Starting in the quarter ended September 30, 2014, we used interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $0 million and $30 million as of December 31, 2013 and September 30, 2014.
Gains and losses on these forward contracts and interest rate swaps are recognized in "Interest and other income, net" along with the offsetting losses and gains of the related hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in "Interest and other income, net" along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $9.4 billion and $6.1 billion at December 31, 2013 and September 30, 2014.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in "Interest and other income, net". The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into "Interest and other income, net". The total notional amounts of interest rate contracts outstanding were $13 million at December 31, 2013 and $125 million at September 30, 2014.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2013
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$133	$12	$145
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	87	0	87
Total		$220	$12	$232
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$4	$4
		$0	$4	$4

		As of September 30, 2014
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current and assets held for sale	$571	$2	$573
Total		$571	$2	$573
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses, and other current liabilities and liabilities held for sale	$0	$3	$3
Total		$0	$3	$3

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	2013	2014	2013	2014
	(unaudited)
Foreign exchange contracts	$(43)	$436	$87	$458
Interest rate contracts	(1)	0	67	(31)
Total	$(44)	$436	$154	$427

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2013	2014	2013	2014
		(unaudited)
Foreign exchange contracts	Revenues	$22	$10	$92	$24
Interest rate contracts	Interest and other income,net	0	1	0	2
Total		$22	$11	$92	$26

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2013	2014	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(135)	$(52)	$(224)	$(186)
Interest rate contracts	Interest and other income, net	0	0	0	4
Total		$(135)	$(52)	$(224)	$(182)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2013	2014	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(49)	$73	$13	$52
Hedged item	Interest and other income, net	46	(75)	(19)	(58)
Total		$(3)	$(2)	$(6)	$(6)

(2)
Losses related to the amount excluded from effectiveness testing of the hedges were $3 million and $6 million for the three and nine months ended September 30, 2013 and $2 million and $6 million for the three and nine months ended September 30, 2014.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2013	2014	2013	2014
		(unaudited)
Foreign exchange contracts	Interest and other income, net, and net income (loss) from discontinued operations	$(55)	$172	$102	$59
Interest rate contracts	Interest and other income, net	2	2	2	2
Total		$(53)	$174	$104	$61

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements

We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2013 and September 30, 2014, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	As of December 31, 2013
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$232	$0	$232		$(2)	(1)	$(35)	$(52)	$143
Reverse repurchase agreements	1,370	0	1,370	(2)	0		0	(1,370)	0
Total	$1,602	$0	$1,602		$(2)		$(35)	$(1,422)	$143

	As of September 30, 2014
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$573	$0	$573		$(1)	(1)	$(180)	$(269)	$123
Reverse repurchase agreements	2,924	0	2,924	(2)	0		0	(2,924)	0
Total	$3,497	$0	$3,497		$(1)		$(180)	$(3,193)	$123

(1) The balances at December 31, 2013 and September 30, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2) The balances at December 31, 2013 and September 30, 2014 included $1,270 million and $2,099 million recorded in cash and cash equivalents, respectively, and $100 million and $825 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	As of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(2)	(3)	$0	$0	$2
Securities lending agreements	1,374	0	1,374	0		0	(1,357)	17
Total	$1,378	$0	$1,378	$(2)		$0	$(1,357)	$19

	As of September 30, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$3	$0	$3	$(1)	(3)	$0	$0	$2
Securities lending agreements	3,402	0	3,402	0		0	(3,347)	55
Total	$3,405	$0	$3,405	$(1)		$0	$(3,347)	$57

(3) The balances at December 31, 2013 and September 30, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 3. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. At December 31, 2013 and September 30, 2014, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.1%. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. At December 31, 2013 and September 30, 2014, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2013 and September 30, 2014. The estimated fair value of the commercial paper approximated its carrying value at December 31, 2013 and September 30, 2014.
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

	As of December 31, 2013	As of September 30, 2014
		(unaudited)
Short-Term Portion of Long-Term Debt
1.25% Notes due on May 19, 2014	$1,000	$0
Capital Lease Obligation	9	9
Total	$1,009	$9

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$1,000
3.625% Notes due on May 19, 2021	1,000	1,000
3.375% Notes due on February 25, 2024	0	1,000
Unamortized discount for the Notes above	(10)	(8)
Subtotal	1,990	2,992
Capital Lease Obligation	246	238
Total	$2,236	$3,230

The effective interest yields of the Notes due in 2016, 2021, and 2024 were 2.241%, 3.734% and 3.377%, respectively. Interest on the 2011 and 2014 Notes is payable semi-annually. The 2011 and 2014 Notes rank equally with each other and with all of our other senior unsecured and unsubordinated indebtedness from time to time outstanding. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. We used the net proceeds from the issuance of the 2011 Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. We used the net proceeds from the issuance of the 2014 Notes for the repayment of the portion of the principal amount of our 2011 Notes which matured on May 19, 2014 and for general corporate purposes. The total estimated fair value of the 2011 and 2014 Notes was approximately $3.1 billion at both December 31, 2013 and September 30, 2014. The fair value of the outstanding 2011 and 2014 Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028 with an option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value at December 31, 2013 and September 30, 2014.
Note 4. Balance Sheet Components
Inventories
Inventories consisted of the following (in millions):

	As of December 31, 2013	As of September 30, 2014
		(unaudited)
Raw materials and work in process	$115	$0
Finished goods	311	279
Inventories	$426	$279

Inventories to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of September 30, 2014, and accordingly, are not included in this table.

Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2013	As of September 30, 2014
		(unaudited)
Information technology assets	$9,094	$10,177
Land and buildings	7,488	11,616
Construction in progress	5,602	5,743
Leasehold improvements	1,576	1,677
Furniture and fixtures	77	79
Total	23,837	29,292
Less: accumulated depreciation and amortization	7,313	8,311
Property and equipment, net	$16,524	$20,981
Property under capital lease with a cost basis of $258 million was included in land and buildings and construction in progress as of September 30, 2014. In October 2014, we completed a purchase of land and office buildings, for total cash consideration of $585 million. We are currently in the process of valuing the assets and evaluating the impact of the purchase on our consolidated financial statements.

Property and equipment to be disposed of as a result of the Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of September 30, 2014, and accordingly, are not included in this table.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2013	$16	$50	$59	$125

Other comprehensive income (loss) before reclassifications	(623)	250	304	(69)
Amounts reclassified from AOCI	0	(122)	(16)	(138)
Other comprehensive income (loss)	(623)	128	288	(207)
Balance as of September 30, 2014	$(607)	$178	$347	$(82)

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Location	2013	2014	2013	2014
Unrealized gains on available-for-sale investments
	Interest and other income, net	$(26)	$18	$135	$140
	Net Income (loss) from discontinued operations	0	0	43	0
	Benefit from (provision for) income taxes	5	(3)	(45)	(18)
	Net of tax	$(21)	$15	$133	$122

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$22	$10	$92	$24
Interest rate contracts	Interest and other income, net	0	1	0	2
	Provision for income taxes	(8)	(4)	(34)	(10)
	Net of tax	$14	$7	$58	$16

Total amount reclassified, net of tax		$(7)	$22	$191	$138

Note 5. Acquisitions
Nest
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
This transaction is considered a “step acquisition” under GAAP whereby our ownership interest in Nest held before the acquisition was remeasured to fair value at the date of the acquisition. Such fair value was estimated by using discounted cash flow valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The gain of $103 million as a result of remeasurement is included in “Interest and other income, net” on our Consolidated Statement of Income for the nine months ended September 30, 2014.

Dropcam
In July 2014, Nest completed the acquisition of Dropcam, Inc. (Dropcam), a company that enables consumers and businesses to monitor their homes and offices via video, for approximately $517 million in cash. With Dropcam on board, Nest expects to continue to reinvent products that will help shape the future of the connected home. The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to income taxes and residual goodwill. Of the total purchase price of $517 million, $11 million was cash acquired, $55 million was attributed to intangible assets, $470 million was attributed to goodwill, and $19 million was attributed to net liabilities assumed. The goodwill of $470 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.

Skybox
In August 2014, we completed the acquisition of Skybox Imaging, Inc. (Skybox), a satellite imaging company, for approximately $478 million in cash. We expect the acquisition to keep Google Maps accurate with up-to-date imagery and, over time, improve internet access and disaster relief. The fair value of assets acquired and liabilities assumed was based upon a preliminary valuation and our estimates and assumptions are subject to change within the measurement period. The primary areas of the purchase price that are not yet finalized are related to income taxes and residual goodwill. Of the total purchase price of $478 million, $6 million was cash acquired, $69 million was attributed to intangible assets, $401 million was attributed to goodwill, and $2 million was attributed to net assets acquired. The goodwill of $401 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.

Other acquisitions
During the nine months ended September 30, 2014, we completed other acquisitions and purchases of intangible assets for total cash consideration of approximately $1.1 billion. Of the total $1.1 billion purchase price and the fair value of our previously held equity interest of $33 million, $64 million was cash acquired, $281 million was attributed to intangible assets, $879 million was attributed to goodwill, and $77 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $53 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions completed during the nine months ended September 30, 2014, patents and developed technology have a weighted-average useful life of 5.1 years, customer relationships have a weighted-average useful life of 4.6 years, and trade names and other have a weighted-average useful life of 7.0 years.
Note 6. Collaboration Agreement
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. Calico's results of operations and statement of financial position are included in our consolidated financial statements. As of September 30, 2014, Google has contributed $240 million to Calico in exchange for Calico convertible preferred units.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop and bring to market new therapies for patients with age-related diseases, including for neurodegeneration and cancer. As of September 30, 2014, AbbVie and Calico have each committed up to $250 million to fund the collaboration pursuant to the agreement. Calico will use its scientific expertise to establish a world-class research and development facility, with a focus on drug discovery and early drug development; and AbbVie will provide scientific and clinical development support and its commercial expertise to bring new discoveries to market. Both companies will share costs and profits equally. AbbVie's $250 million contribution has been recorded as a liability on Calico's financial statements, which is reduced and reflected as a reduction to research and development expense as eligible research and development costs are incurred by Calico over the next few years.

Note 7. Goodwill and Other Intangible Assets
The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows (in millions, unaudited):

Balance as of December 31, 2013	$11,492
Goodwill acquired	4,072
Goodwill reclassified to assets held for sale	(71)
Goodwill adjustment	(32)
Balance as of September 30, 2014	$15,461
Information regarding our acquisition-related intangible assets was as follows (in millions):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$7,282	$2,102	$5,180
Customer relationships	1,770	1,067	703
Trade names and other	534	351	183
Total	$9,586	$3,520	$6,066

	As of September 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,515	$2,337	$4,178
Customer relationships	1,405	1,127	278
Trade names and other	648	360	288
Total	$8,568	$3,824	$4,744

Goodwill and intangible assets to be disposed of as a result of our Motorola Mobile disposition were included in "Assets held for sale" on the Consolidated Balance Sheet as of September 30, 2014 and accordingly, are not included in the table above. Amortization of these intangible assets was stopped as of the date they were deemed to be held for sale.
Amortization expense relating to acquisition-related intangible assets was $244 million and $769 million for the three and nine months ended September 30, 2013 and $285 million and $821 million for the three and nine months ended September 30, 2014. Such amounts do not include amortization expenses related to the intangible assets to be disposed of, which were included in "Net income (loss) from discontinued operations".
Additionally, in the third quarter of 2014, we recorded an impairment charge in "Cost of revenues" of $378 million related to a patent licensing royalty asset acquired in connection with the Motorola acquisition, which Google will retain subsequent to the disposal of Motorola Mobile. The asset was determined to be impaired due to prolonged decreased royalty payments and unpaid interest owed and was written down to its fair value during the quarter. Fair value was determined based on a discounted cash flow method and reflects a reduction in estimated future cash flows associated with the patent licensing royalty asset and falls within level 3 in fair value hierarchy.

As of September 30, 2014, expected amortization expense relating to acquisition-related intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2014	$244
2015	852
2016	764
2017	686
2018	621
Thereafter	1,577
$4,744
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
We will maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including current patent applications and invention disclosures, which will be licensed back to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we will indemnify Lenovo for certain potential liabilities of the Motorola Mobile business. The transaction is subject to the satisfaction of regulatory requirements, customary closing conditions and any other needed approvals and is expected to close in the fourth quarter of 2014.
Financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of September 30, 2014, respectively.
The following table presents financial results of the Motorola Mobile business included in "Net income (loss) from discontinued operations" for the three and nine months ended September 30, 2013 and 2014 (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues	$1,139	$1,718	$3,155	$4,901

Loss from discontinued operations before income taxes	(307)	(217)	(909)	(590)
Benefits from income taxes	99	32	277	139
Net loss from discontinued operations	$(208)	$(185)	$(632)	$(451)
The following table presents the aggregate carrying amounts of the major classes of assets and liabilities related to the Motorola Mobile business to be disposed of as of September 30, 2014 (in millions, unaudited):

Assets:
Cash and cash equivalents	$160
Accounts receivable	1,086
Inventories	123
Prepaid expenses and other current assets	424
Prepaid expenses and other assets, non-current	254
Property and equipment, net	523
Intangible assets, net	947
Goodwill	71
Total assets	$3,588

Liabilities:
Accounts payable	$1,005
Accrued compensation and benefits	117
Accrued expenses and other current liabilities	593
Deferred revenue, current	190
Other long-term liabilities	294
Total liabilities	$2,199

Motorola Home
In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home business. The transaction closed on April 17, 2013 (the date of divestiture). As such, financial results of Motorola Home through the date of divestiture were included in "Net income (loss) from discontinued operations" for the three and nine months ended September 30, 2013.
The following table presents financial results of the Motorola Home business included in "Net income (loss) from discontinued operations" for the three and nine months ended September 30, 2013 (in millions, unaudited):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013 (1)
Revenues	$0	$804

Loss from discontinued operations before income taxes	0	(67)
Benefits from income taxes	0	16
Gain on disposal	15	762
Net income from discontinued operations	$15	$711
(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through the date of divestiture.
Note 9. Interest and Other Income, Net
The components of "Interest and other income, net", were as follows (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014

Interest income	$196	$187	$558	$524
Interest expense	(19)	(25)	(59)	(76)
Realized gains (losses) on available-for-sale investments, net	(26)	18	135	140
Foreign currency exchange losses, net	(159)	(67)	(268)	(269)
Realized gain on equity interest	0	0	0	126
Realized gain on non-marketable equity investments	0	1	0	139
Other income, net	22	19	18	51
Interest and other income, net	$14	$133	$384	$635
Note 10. Contingencies

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
Note 11. Net Income Per Share of Class A and Class B Common Stock and Class C Capital Stock
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended
	September 30,
	2013			2014
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$1,305	$277	$1,581	$1,257	$242	$1,499
Allocation of undistributed earnings - discontinued operations	(80)	(17)	(96)	(78)	(15)	(92)
Total	$1,225	$260	$1,485	$1,179	$227	$1,407
Denominator
Number of shares used in per share computation	275,237	58,379	333,616	283,850	54,623	338,624
Basic net income (loss) per share:
Continuing operations	$4.74	$4.74	$4.74	$4.42	$4.42	$4.42
Discontinued operations	(0.29)	(0.29)	(0.29)	(0.27)	(0.27)	(0.27)
Basic net income per share	$4.45	$4.45	$4.45	$4.15	$4.15	$4.15
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$1,305	$277	$1,581	$1,257	$242	$1,499
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	277	0	0	242	0	0
Reallocation of undistributed earnings	0	(5)	0	(3)	(4)	3
Allocation of undistributed earnings - continuing operations	$1,582	$272	$1,581	$1,496	$238	$1,502
Allocation of undistributed earnings for basic computation - discontinued operations	$(80)	$(17)	$(96)	$(78)	$(15)	$(92)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(17)	0	0	(15)	0	0
Reallocation of undistributed earnings	0	0	0	1	0	(1)
Allocation of undistributed earnings - discontinued operations	$(97)	$(17)	$(96)	$(92)	$(15)	$(93)
Denominator
Number of shares used in basic computation	275,237	58,379	333,616	283,850	54,623	338,624
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	58,379	0	0	54,623	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,607	1	2,607	1,985	0	1,962
Restricted stock units and other contingently issuable shares	3,012	0	3,012	3,062	0	4,109
Number of shares used in per share computation	339,235	58,380	339,235	343,520	54,623	344,695
Diluted net income (loss) per share:
Continuing operations	$4.66	$4.66	$4.66	$4.36	$4.36	$4.36
Discontinued operations	(0.28)	(0.28)	(0.28)	(0.27)	(0.27)	(0.27)
Diluted net income per share	$4.38	$4.38	$4.38	$4.09	$4.09	$4.09

	Nine Months Ended
	September 30,
	2013			2014
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$3,877	$855	$4,733	$4,236	$832	$5,070
Allocation of undistributed earnings - discontinued operations	32	7	40	(188)	(37)	(226)
Total	$3,909	$862	$4,773	$4,048	$795	$4,844
Denominator
Number of shares used in per share computation	272,150	60,033	332,183	282,014	55,357	337,562
Basic net income (loss) per share:
Continuing operations	$14.25	$14.25	$14.25	$15.02	$15.02	$15.02
Discontinued operations	0.12	0.12	0.12	(0.67)	(0.67)	(0.67)
Basic net income per share	$14.37	$14.37	$14.37	$14.35	$14.35	$14.35
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$3,877	$855	$4,733	$4,236	$832	$5,070
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	855	0	0	832	0	0
Reallocation of undistributed earnings	1	(14)	(1)	(5)	(14)	5
Allocation of undistributed earnings - continuing operations	$4,733	$841	$4,732	$5,063	$818	$5,075
Allocation of undistributed earnings for basic computation - discontinued operations	$32	$7	$40	$(188)	$(37)	$(226)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	7	0	0	(37)	0	0
Reallocation of undistributed earnings	0	0	0	0	0	0
Allocation of undistributed earnings - discontinued operations	$39	$7	$40	$(225)	$(37)	$(226)
Denominator
Number of shares used in basic computation	272,150	60,033	332,183	282,014	55,357	337,562
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	60,033	0	0	55,357	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,800	5	2,800	2,139	0	2,127
Restricted stock units and other contingently issuable shares	3,095	0	3,095	3,362	0	4,036
Number of shares used in per share computation	338,078	60,038	338,078	342,872	55,357	343,725
Diluted net income (loss) per share:
Continuing operations	$14.00	$14.00	$14.00	$14.77	$14.77	$14.77
Discontinued operations	0.12	0.12	0.12	(0.66)	(0.66)	(0.66)
Diluted net income per share	$14.12	$14.12	$14.12	$14.11	$14.11	$14.11

The number of shares and per share amounts for the prior period presented have been retroactively restated to reflect the Stock Split.

The net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation.
Note 12. Stockholders’ Equity
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
Share and per share amounts disclosed as of September 30, 2014 and for all other comparative periods have been retroactively adjusted to reflect the effects of the Stock Split. The Class C capital stock has no voting rights, except as required by applicable law. Except as expressly provided in the New Charter, shares of Class C capital stock have the same rights and privileges and rank equally, share ratably and are identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters including dividend and distribution rights.
In accordance with a settlement of litigation involving the authorization to distribute the Class C capital stock, we may be obligated to make a payment (the Possible Adjustment Payment) to holders of the Class C capital stock if, on a volume-weighted average basis, the Class C capital stock trades below the Class A common stock during the first 365 days following the first date the Class C shares traded on NASDAQ (the Lookback Period), payable in cash, Class A common stock, Class C capital stock, or a combination thereof, at the discretion of the board of directors. The amount of the Possible Adjustment Payment is dependent on the percentage difference that develops, if any, between the volume-weighted average price (VWAP) of Class A and Class C shares during the Lookback Period, as supplied by NASDAQ Data-on-Demand. We cannot reliably predict what, if any, patterns will emerge over time with respect to the relative trading prices of Class A and Class C shares. Had we been obligated to make a payment based on the VWAP of the Class A and Class C shares from April 3, 2014 through September 30, 2014, the monetary value of the Possible Adjustment Payment would have been approximately $607 million as of September 30, 2014.
At the end of the Lookback Period, the Possible Adjustment Payment, if any, will be allocated to the numerator for calculating net income per share of Class C capital stock from net income available to shareholders and any remaining undistributed earnings will be allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. In addition, the dilutive impact of the Possible Adjustment Payment, if any, is included in the weighted-average effect of dilutive securities for Class C capital stock in the three and nine months ended September 30, 2014.
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
Stock-Based Award Activities
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented. The weighted average estimated fair value of options granted has been retroactively adjusted to reflect the effects the Stock Split:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
	(unaudited)		(unaudited)

Risk-free interest rate	N/A	N/A	0.9%	N/A
Expected volatility	N/A	N/A	29%	N/A
Expected life (in years)	N/A	N/A	5.8	N/A
Dividend yield	N/A	N/A	0%	N/A
Weighted-average estimated fair value of options granted during the period	N/A	N/A	$107.20	N/A

There were 0 and 3,142 stock options (adjusted for the effects of the Stock Split) granted during the three and nine months ended September 30, 2013. No options were granted during the three and nine months ended September 30, 2014.

The following table summarizes the activities for our stock options for the nine months ended September 30, 2014 and has been retroactively adjusted to reflect the effects of the Stock Split:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2013	10,065,726	$215.50
Granted	0	$0.00
Exercised	(2,009,381)	$202.51
Forfeited/canceled	(484,449)	$296.55
Balance as of September 30, 2014	7,571,896	$214.25	4.6	$2,792
Exercisable as of September 30, 2014	6,403,498	$196.89	4.1	$2,472
Exercisable as of September 30, 2014 and expected to vest thereafter (2)	7,445,592	$212.64	4.6	$2,757

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $588.41 and $577.36 for our Class A common stock and Class C capital stock, respectively, on September 30, 2014.

(2)	Options expected to vest reflect an estimated forfeiture rate.

As of September 30, 2014, there was $74 million of unrecognized compensation cost related to outstanding Google employee stock options. This amount is expected to be recognized over a weighted-average period of 1.3 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.

The following table summarizes the activities for our unvested restricted stock units (RSUs) for the nine months ended September 30, 2014 and has been retroactively adjusted to reflect the effects of the Stock Split:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2013	21,953,960	$359.20
Granted	13,948,683	$576.56
Vested	(8,022,977)	$345.11
Forfeited/canceled	(1,129,258)	$369.27
Unvested as of September 30, 2014	26,750,408	$476.08
Expected to vest after September 30, 2014 (1)	23,858,689	$476.08

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of September 30, 2014, there was $10.3 billion of unrecognized compensation cost related to unvested Google employee RSUs. This amount is expected to be recognized over a weighted-average period of 3.0 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
Note 13. Income Taxes

We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $2,571 million and $3,077 million as of December 31, 2013 and September 30, 2014. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2,378 million and $2,612 million as of December 31, 2013 and September 30, 2014. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

Our provision for income taxes and effective tax rate increased from the three months ended September 30, 2013 to the three months ended September 30, 2014, primarily due to changes in estimates associated with filed tax returns in both periods, an impairment charge not deductible for tax purposes and unfavorable impact of proportionally more earnings in higher tax rate jurisdictions. Our provision for income taxes and effective tax rate increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, largely attributed to the expiration of the federal research and development credit as of December 31, 2013.

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
Note 14. Information about Segments and Geographic Areas
On January 29, 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile business. Financial results of Motorola Mobile are included in "Net income (loss) from discontinued operations" for the three and nine months ended September 30, 2013 and 2014. Therefore, Motorola Mobile is no longer presented as a separate segment in our consolidated financial statements.
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Revenues:
United States	$6,080	$6,975	$17,812	$20,261
United Kingdom	1,389	1,627	4,097	4,826
Rest of the world	6,285	7,921	17,903	22,811
Total revenues	$13,754	$16,523	$39,812	$47,898

	December 31, 2013	As of September 30, 2014
		(unaudited)
Long-lived assets:
United States	$24,004	$32,776
International	14,030	12,890
Total long-lived assets	$38,034	$45,666

Long-lived assets to be disposed of as a result of our Motorola Mobile disposition are included in "Assets held for sale" on the Consolidated Balance Sheet as of September 30, 2014, and accordingly, are not included in this table.

Note 15. Subsequent Event

In October 2014, we entered into certain lease agreements for office buildings with a total obligation of approximately $1.0 billion with lease periods expiring between 2027 and 2028. We are committed to pay a portion of the related operating expenses under these lease agreements which are not included in the total obligation amount. We are currently in the process of evaluating the impact of these lease agreements on our consolidated financial statements.

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
In January 2014, we entered into an agreement with Lenovo Group Limited (Lenovo) providing for the disposition of the Motorola Mobile business. The transaction is expected to close in the fourth quarter of 2014. Financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of September 30, 2014, respectively. The Motorola Mobile business is focused on mobile wireless devices and related products and services and generates revenues primarily by selling hardware products.
In December 2012, we entered into an agreement for the disposition of the Motorola Home business. The transaction closed on April 17, 2013. Financial results through the date of divestiture related to Motorola Home were included within "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and nine months ended September 30, 2013. The Motorola Home business was focused on technologies and devices that provide video entertainment services to consumers by enabling subscribers to access a variety of interactive digital television services.
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
From an overall business perspective, we continue to invest aggressively in areas of strategic focus, our systems, data centers, real estate and facilities, information technology infrastructure, and employees. We expect to continue to hire aggressively for the remainder of 2014 and provide competitive compensation programs to our employees. Our full-time employee headcount was 46,421 (which included 4,259 headcount from Motorola Mobile) at September 30, 2013, and 55,030 (which included 3,466 headcount from Motorola Mobile) at September 30, 2014. Acquisitions will also remain an important component of our strategy and use of capital. We expect our cost of revenues will increase in dollars and may increase as a percentage of revenues in future periods, primarily as a result of forecasted increases in traffic acquisition costs, manufacturing and inventory-related costs, data center costs, content acquisition costs, credit card and other transaction fees, and other costs. In particular, traffic acquisition costs as a percentage of advertising revenues may increase in the future if we are unable to continue to improve the monetization or generation of revenues from traffic on our websites and our Google Network Members’ websites.
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
Other revenues consist of non-advertising revenues including licensing, hardware, and digital content revenues. We expect other revenues to continue to grow. However, our operating margin on other revenues is generally lower than that on advertising revenues.
Results of Operations
We completed our acquisition of Motorola on May 22, 2012 (the acquisition date). In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home business. The transaction closed on April 17, 2013. Financial results of Motorola Home were included in "Net income (loss) from discontinued operations" for the three and nine months ended September 30, 2013.
In January 2014, we entered into an agreement with Lenovo providing for the disposition of the Motorola Mobile business. The transaction is expected to close in the fourth quarter of 2014. Financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of September 30, 2014, respectively.

The following table presents our historical operating results as a percentage of revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	39.3	40.5	39.5	39.2
Research and development	13.2	16.1	13.1	14.7
Sales and marketing	11.8	12.6	11.7	12.0
General and administrative	8.4	8.3	8.1	8.8
Total costs and expenses	72.7	77.5	72.4	74.7
Income from operations	27.3	22.5	27.6	25.3
Interest and other income, net	0.1	0.8	0.9	1.3
Income from continuing operations before income taxes	27.4	23.3	28.5	26.6
Provision for income taxes	4.4	5.2	4.7	5.4
Net income from continuing operations	23.0	18.1	23.8	21.2
Net income (loss) from discontinued operations	(1.4)	(1.1)	0.2	(1.0)
Net income	21.6%	17.0%	24.0%	20.2%
Revenues
The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Advertising revenues:
Websites	$9,376	$11,252	$26,884	$32,656
Network Members' websites	3,148	3,430	9,603	10,251
Total advertising revenues	12,524	14,682	36,487	42,907
Other revenues	1,230	1,841	3,325	4,991
Total revenues	$13,754	$16,523	$39,812	$47,898

The following table presents our revenues, by revenue source, as a percentage of revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Advertising revenues:
Websites	68.2%	68.1%	67.5%	68.2%
Network Members' websites	22.9%	20.8%	24.1%	21.4%
Total advertising revenues	91.1%	88.9%	91.6%	89.6%
Websites revenues as % of advertising revenues	74.9%	76.6%	73.7%	76.1%
Network Members’ websites revenues as % of advertising revenues	25.1%	23.4%	26.3%	23.9%
Other revenues	8.9%	11.1%	8.4%	10.4%
Our revenues increased $2,769 million and $8,086 million from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014. This increase resulted primarily from an increase in advertising revenues generated by Google websites and an increase in other revenues, and to a lesser extent, an increase in advertising revenues generated by Google Network Members' websites. The increase in advertising revenues for Google websites and Google Network Members' websites resulted primarily from an increase in the number of aggregate paid clicks through our advertising programs. The increase in other revenues was mainly driven by growth in revenues from digital content and licensing. The number of aggregate paid clicks increased approximately 17% and 22% from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014, respectively. The increase in the number of paid clicks generated through our advertising programs was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members, partially offset by certain advertising policy changes. This impact of the increased paid clicks on our revenue growth was partially offset by a decrease in the average cost-per-click paid by our advertisers. The average cost-per-click decreased approximately 2% and 6% from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014, respectively. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the introduction of new products and changes in property mix, platform mix, geographical mix and foreign currency exchange impact.
Paid clicks on Google websites, which include clicks related to ads served on Google owned and operated properties across different geographies and form factors, including search, YouTube engagement ads like TrueView, and other owned and operated properties like Maps and Finance, increased approximately 24% and 31% from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014, respectively. Paid clicks on Google Network Members' websites, which include clicks related to ads served on non-Google properties participating in our AdSense for Search, AdSense for Content, and AdMob businesses, increased approximately 2% and 7% from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014, respectively. In addition, cost-per-click on Google websites decreased approximately 4% and 7% from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014, respectively. Cost-per-click on Google Network Members' websites decreased approximately 4% and 10% from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014, respectively.
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
Other revenues increased $611 million and $1,666 million from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014 and also increased as a percentage of total revenues. The increase was primarily due to growth of our digital content, such as apps, music and movies. The increase in other revenues was also attributed to an increase in licensing revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014.
Revenues by Geography
The following table presents our domestic and international revenues as a percentage of total revenues, determined based on the billing addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
United States	44%	42%	45%	42%
United Kingdom	10%	10%	10%	10%
Rest of the world	46%	48%	45%	48%
The growth in revenues from the rest of the world as a percentage of total revenues from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014 resulted largely from increased acceptance of our advertising programs, and our continued progress in developing localized versions of our products for international markets.
Foreign Exchange Impact on Revenues
The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the British pound and Euro) from the three months ended September 30, 2013 to the three months ended September 30, 2014 had a favorable impact on our international revenues, which was partially offset by the general strengthening of the U.S. dollar relative to other foreign currencies (primarily Japanese yen). Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $121 million or 7% lower and our revenues from the rest of the world would have been approximately $15 million higher for the three months ended September 30, 2014. This is before consideration of hedging gains of $10 million recognized in revenues from the rest of the world in the three months ended September 30, 2014.
The general weakening of the U.S. dollar relative to certain foreign currencies (primarily the British pound and Euro) from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 had a favorable impact on our international revenues, which was partially offset by the general strengthening of the U.S. dollar relative to other foreign currencies (primarily the Japanese yen, Australian dollar, and Brazilian real). Had foreign exchange rates remained constant in these periods, our revenues from the United Kingdom would have been $315 million or 7% lower and our revenues from the rest of the world would have been approximately $254 million or 1% higher in the nine months ended September 30, 2014. This is before consideration of hedging gains of $24 million recognized in revenues from the rest of the world in the nine months ended September 30, 2014.
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
Cost of revenues also includes the expenses associated with the operation of our data centers, including depreciation, labor, energy, and bandwidth costs; hardware inventory costs; credit card and other transaction fees related to processing customer transactions; amortization and impairment of acquisition-related intangible assets; and content acquisition costs. We have entered into arrangements with certain content providers under which we distribute or license their video and other content. In a number of these arrangements, we display ads on the pages of our websites from which the content is viewed and share most of the fees these ads generate with the content providers. We also license content on the pages of our websites from which the content is sold and share most of the fees these sales generate with content providers. To the extent we are obligated to make guaranteed minimum revenue share payments to our content providers, we recognize as content acquisition costs the contractual revenue share amount or the amount determined on a straight-line basis, whichever is greater, over the term of the agreements.
The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Cost of revenues	$5,409	$6,695	$15,740	$18,770
Cost of revenues as a percentage of revenues	39.3%	40.5%	39.5%	39.2%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$2,217	$2,421	$6,806	$7,208
Traffic acquisition costs related to distribution arrangements	755	927	2,141	2,665
Traffic acquisition costs	$2,972	$3,348	$8,947	$9,873
Traffic acquisition costs as a percentage of advertising revenues	23.7%	22.8%	24.5%	23.0%
Cost of revenues increased $1,286 million and $3,030 million from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014. The increase was partially due to increases in traffic acquisition costs of $376 million and $926 million from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014 resulting from more advertiser fees generated through our AdSense program driven primarily by an increase in advertising revenues, as well as more distribution fees paid and more fees paid for additional traffic directed to our websites. In addition, the increase was also driven by an impairment charge of $378 million recognized during the three months ended September 30, 2014 related to a patent licensing royalty asset acquired in connection with the Motorola acquisition. The remaining increase was primarily driven by an increase in data center costs, content acquisition costs as a result of increased activities related to YouTube and digital content, and revenue share payments to mobile carriers and original equipment manufacturers (OEMs). The decrease in aggregate traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix between Google website revenue and Google Network Members' websites revenue.

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

Research and Development
The following table presents our research and development expenses, and research and development expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Research and development expenses	$1,821	$2,655	$5,204	$7,019
Research and development expenses as a percentage of revenues	13.2%	16.1%	13.1%	14.7%
Research and development expenses consist primarily of compensation and related costs for personnel responsible for the research and development activities relating to new and existing products and services, as well as depreciation and equipment-related costs. We expense research and development costs as incurred.
Research and development expenses increased $834 million and also increased as a percentage of revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $357 million, largely as a result of a 29% increase in research and development headcount, an increase in stock-based compensation expense of $230 million, an increase in depreciation and equipment-related expenses of $122 million, and an increase in professional service fees of $112 million.
Research and development expenses increased $1,815 million and also increased as a percentage of revenues from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $874 million, largely as a result of a 26% increase in research and development headcount, an increase in stock-based compensation expense of $394 million, an increase in depreciation and equipment-related expenses of $258 million, and an increase in professional service fees of $257 million.
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

Sales and Marketing
The following table presents our sales and marketing expenses, and sales and marketing expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Sales and marketing expenses	$1,628	$2,084	$4,646	$5,754
Sales and marketing expenses as a percentage of revenues	11.8%	12.6%	11.7%	12.0%
Sales and marketing expenses consist primarily of compensation and related costs for personnel engaged in customer service, sales, and sales support functions, as well as advertising and promotional expenditures.
Sales and marketing expenses increased $456 million and also increased slightly as a percentage of revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $190 million, largely as a result of a 15% increase in sales and marketing headcount, an increase in advertising and promotional expenses of $160 million, an increase in stock-based compensation expense of $42 million, and an increase in professional services fees of $29 million.
Sales and marketing expenses increased $1,108 million and also increased slightly as a percentage of revenues from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The increase was primarily due to an increase in advertising and promotional expenses of $464 million, an increase in labor and facilities-related costs of $430 million, largely as a result of a 12% increase in sales and marketing headcount, an increase in stock-based compensation expense of $104 million, and an increase to professional services fees of $70 million.
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
General and Administrative
The following table presents our general and administrative expenses, and general and administrative expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
General and administrative expenses	$1,135	$1,365	$3,248	$4,258
General and administrative expenses as a percentage of revenues	8.4%	8.3%	8.1%	8.8%
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
General and administrative expenses increased $230 million and remained flat as a percentage of revenues from the three months ended September 30, 2013 to the three months ended September 30, 2014. The increase in expenses was primarily due to an increase in stock-based compensation expense of $91 million, an increase in labor and facilities-related costs of $86 million, largely as a result of a 25% increase in general and administrative headcount, and an increase in depreciation and amortization expense of $27 million.
General and administrative expenses increased $1,010 million and also increased as a percentage of revenues from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. The increase was primarily due to an increase in labor and facilities-related costs of $324 million, largely as a result of a 23% increase in general and administrative headcount, an increase in professional service fees and legal expenses of $293 million, an increase in stock-based compensation expense of $200 million, and an increase in depreciation and amortization expense of $50 million.
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
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Stock-based compensation	$856	$1,255	$2,254	$2,974
Stock-based compensation as a percentage of revenues	6.2%	7.6%	5.7%	6.2%

Stock-based compensation increased $399 million and $720 million from the three and nine months ended September 30, 2013 to the three and nine months ended September 30, 2014. These increases were primarily due to additional stock awards issued to existing and new employees.
We estimate stock-based compensation for Google employees to be approximately $4.2 billion in 2014 and $9.2 billion thereafter related to stock awards granted as of September 30, 2014. This estimate does not include expenses to be recognized related to employee stock awards that are granted after September 30, 2014. In addition, to the extent forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Interest and Other Income, Net
Interest and other income, net, increased $119 million from the three months ended September 30, 2013 to the three months ended September 30, 2014. This increase was primarily driven by a decrease in foreign currency exchange losses of $92 million related to the change in time value of our foreign currency options and an increase in realized gains on available-for-sale investments of $44 million.
Interest and other income, net, increased $251 million from the nine months ended September 30, 2013 to the nine months ended September 30, 2014. This increase was primarily driven by realized gains on non-marketable equity investments of $139 million and previously-held equity interests of $126 million, partially offset by a decrease in interest income of $34 million.
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

Provision for Income Taxes
The following table presents our provision for income taxes and the effective tax rate for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2014	2013	2014
	(unaudited)
Provision for income taxes	$612	$859	$1,893	$2,594
Effective tax rate	16.2%	22.3%	16.7%	20.4%
Our provision for income taxes and effective tax rate increased from the three months ended September 30, 2013 to the three months ended September 30, 2014, primarily due to changes in estimates associated with filed tax returns in both periods, an impairment charge not deductible for tax purposes and unfavorable impact of proportionally more earnings in higher tax rate jurisdictions.
Our provision for income taxes and effective tax rate increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, largely attributed to the expiration of the federal research and development credit as of December 31, 2013.
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
We will maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including current patent applications and invention disclosures, which will be licensed back to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we will indemnify Lenovo for certain potential liabilities of the Motorola Mobile business. The transaction is subject to the satisfaction of regulatory requirements, customary closing conditions and any other needed approvals and is expected to close in the fourth quarter of 2014.
As such, financial results of Motorola Mobile are presented as "Net income (loss) from discontinued operations" on the Consolidated Statements of Income for the three and nine months ended September 30, 2013 and 2014; and assets and liabilities of Motorola Mobile to be disposed of are presented as "Assets held for sale" and "Liabilities held for sale" on the Consolidated Balance Sheet as of September 30, 2014, respectively.
The following table presents financial results of the Motorola Mobile business included in "Net income (loss) from discontinued operations" for the three and nine months ended September 30, 2013 and 2014 (in millions, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues	$1,139	$1,718	$3,155	$4,901

Loss from discontinued operations before income taxes	(307)	(217)	(909)	(590)
Benefits from income taxes	99	32	277	139
Net loss from discontinued operations	$(208)	$(185)	$(632)	$(451)

Motorola Home
In December 2012, we entered into an agreement with Arris and certain other persons providing for the disposition of the Motorola Home business. The transaction closed on April 17, 2013 (the date of divestiture). Financial results of Motorola Home through the date of divestiture were included in "Net income (loss) from discontinued operations" for the three and nine months ended September 30, 2013.
The following table presents financial results of the Motorola Home business included in "Net income (loss) from discontinued operations" for the three and nine months ended September 30, 2013 (in millions, unaudited):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013 (1)
Revenues	$0	$804

Loss from discontinued operations before income taxes	0	(67)
Benefits from income taxes	0	16
Gain on disposal	15	$762
Net income from discontinued operations	$15	$711
(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through the date of divestiture.
Liquidity and Capital Resources

As of September 30, 2014, we had $62.3 billion of cash, cash equivalents, and marketable securities which includes $160 million of cash and cash equivalents classified as "Assets held for sale". Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, fixed-income bond funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate securities, mortgage-backed securities, asset-backed securities, and marketable equity securities.
As of September 30, 2014, $41.8 billion of the $62.3 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds are needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. As of September 30, 2014, we had unused letters of credit of approximately $949 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund any such acquisitions and licensing activities. Additional financing may not be available at all or on terms favorable to us.

We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2014, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that mature at various dates through March 2015. Average commercial paper borrowings during the quarter were $2.0 billion and the maximum amount outstanding during the quarter was $2.0 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2014, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
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
As of September 30, 2014, the total carrying value and estimated fair value of the 2011 and 2014 notes were $3.0 billion and $3.1 billion, respectively. The fair value was determined based on observable market prices of identical instruments in less active markets. We are not subject to any financial covenants under the notes.
In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028 with an option to purchase in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of September 30, 2014.

For the nine months ended September 30, 2013 and 2014, our cash flows were as follows (in millions):

	Nine Months Ended
	September 30,
	2013	2014
	(unaudited)
Net cash provided by operating activities	$13,421	$16,012
Net cash used in investing activities	(12,062)	(17,814)
Net cash used in financing activities	(889)	(1,095)
Cash Provided by Operating Activities
Our largest source of cash provided by operating cash flows is advertising revenues generated by Google websites and Google Network Members' websites. We also generate cash from sales of our hardware products, primarily in the Motorola Mobile business, and revenues from digital content and licensing. Our primary uses of cash from operating activities include payments to our Google Network Members and distribution partners, which are based on the revenue share or fixed fee arrangements, payments for manufacturing and inventory-related costs primarily for the Motorola Mobile business, as well as content acquisition costs. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures, and income taxes.
Cash provided by operating activities is calculated by adjusting net income to exclude non-cash items, including stock-based compensation expense, depreciation, amortization, deferred income taxes, excess tax benefits from stock-based award activities, as well as the effect of changes in working capital and other activities.
Net cash provided by operating activities increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, primarily due to increased net income adjusted for depreciation expense and loss on disposal of property and equipment, gain on divestiture of business, and stock-based compensation expense, offset by deferred income taxes, excess tax benefit from stock-based award activities, and gains on equity interest and sales of non-marketable securities. In addition, there was a net increase in cash from changes in working capital from the nine months ended September 30, 2013 to the nine months ended September 30, 2014 primarily due to the impact from changes in prepaid revenue share, expenses and other assets, income taxes, net and accrued expenses and other liabilities, offset by the impact from changes in accounts payable.
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
Cash used in investing activities increased from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, primarily attributable to an increase in spend related to acquisitions and a decrease in proceeds received related to divestiture of businesses. In addition, there was an increase in capital expenditures made primarily related to data centers, real estate, and production equipment. This activity was offset by a net decrease in marketable securities activity and increased cash receipts from cash collateral received from securities lending.
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
Cash used in financing activities increased modestly from the nine months ended September 30, 2013 to the nine months ended September 30, 2014, primarily driven by an increase in net payments for stock-based award activities offset by a decrease in net repayments of debt.
Contractual Obligations
We had long-term taxes payable of $3.1 billion as of September 30, 2014 primarily related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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
Our effective tax rates have differed from the statutory rate primarily due to the tax impact of foreign operations, state taxes, certain benefits realized related to stock-based award activities, and research and development tax credits. The effective tax rates were 16.2% and 22.3% for the three months ended September 30, 2013 and 2014 and 16.7% and 20.4% for the nine months ended September 30, 2013 and 2014, respectively. Our future effective tax rates could be adversely affected by earnings being lower than anticipated in countries that have lower statutory rates and higher than anticipated in countries that have higher statutory rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
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
Business Combinations
We allocate the fair value of purchase consideration to the tangible assets acquired, liabilities assumed and intangible assets acquired based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. When determining the fair values of assets acquired and liabilities assumed, management makes significant estimates and assumptions, especially with respect to intangible assets. Critical estimates in valuing certain intangible assets include but are not limited to future expected cash flows from customer relationships and acquired patents and developed technology, and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 5 of Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Goodwill
Goodwill is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of September 30, 2014, no impairment of goodwill has been identified.

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
Foreign Currency Exchange Risk

We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the US dollar. Our most significant currency exposures are the Euro, British Pound, and Japanese yen. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $398 million lower at September 30, 2014, and the total amount of expense recorded as "Interest and other income, net", would have been approximately $133 million higher at September 30, 2014. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $2.6 billion higher at September 30, 2014, and the total amount of expense recorded as "Interest and other income, net", would have been approximately $161 million higher at September 30, 2014. The impact in AOCI would offset our hedged exposures as they occur.

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

We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $3 million at September 30, 2014. The adverse impact at September 30, 2014 is after consideration of the offsetting effect of approximately $1.1 billion from foreign exchange contracts in place for the month of September 30, 2014. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.

Interest Rate Risk

Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, fixed-income bond funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of September 30, 2014, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to the fixed interest rates on our debt securities. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in "Interest and other income, net".

We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.2 billion at September 30, 2014.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our material pending legal proceedings, please refer to Note 10 “Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

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
We generated 91% of Google revenues from our advertisers in 2013 and 90% in the nine months ended September 30, 2014. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads, and ultimately customers, or if we do not deliver their advertisements in an appropriate and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.
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
Our revenue growth rate could decline over time as a result of a number of factors, including as a result of:
•increasing competition,
•changes in property mix, platform mix, and geographical mix,
•the challenges in maintaining our growth rate as our revenues increase to higher levels,

•	the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate, and
•the success of our investments in new businesses, products, services, and technologies.
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
We are regularly subject to claims, suits, government investigations, and other proceedings involving competition and antitrust (such as the pending investigation by the EC), intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. The sale of hardware products also exposes us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our businesses face intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.
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
Acquisitions are an important element of our overall corporate strategy and use of capital, and these transactions could be material to our financial condition and results of operations. We expect to continue to evaluate and enter into discussions regarding a wide array of potential strategic transactions. The process of integrating an acquired company, business, or technology has created, and will continue to create, unforeseen operating difficulties and expenditures. The areas where we face risks include:
•Diversion of management time and focus from operating our business to acquisition integration challenges.

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
Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 58% of our consolidated revenues in the nine months ended September 30, 2014. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.
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
In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:
•Changes in local political, economic, social, and labor conditions, which may adversely harm our business.

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
Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:
•Our ability to continue to attract users to our websites and satisfy existing users on our websites.

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
The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile. For example, from October 1, 2013 through September 30, 2014, the post-split closing price of our Class A common stock ranged from $427.26 per share to $610.70 per share.
In addition, following the settlement of litigation involving the authorization to distribute our non-voting Class C capital stock, our board of directors approved a distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock with a payment date of April 2, 2014, and on April 3, 2014, Class C capital stock was listed on The NASDAQ Global Select Market. We expect that the market price for the shares of Class A common stock will continue to generally reflect the effect of the Stock Split. In accordance with the settlement, we may be obligated to make a payment to holders of Class C capital stock if, on average, Class C capital stock trades below Class A common stock during the first 365 days following the Class C dividend. We cannot reliably predict what, if any, patterns will emerge over time with respect to the relative trading prices of Class A common stock and Class C capital stock, and we may be obligated to make such a payment to holders of the Class C stock in cash, Class A stock, Class C stock, or a combination thereof, at the discretion of the board of directors. For further disclosure regarding this potential payment, please refer to Note 12 “Stockholders’ Equity - Stock Split Effected in Form of Stock Dividend” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
The trading price of our Class A common stock and Class C capital stock may fluctuate widely in response to various factors, some of which are beyond our control. These factors include, among others:
•Quarterly variations in our results of operations or those of our competitors.

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
Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of September 30, 2014, Larry, Sergey, and Eric beneficially owned approximately 92.5% of our outstanding Class B common stock and represented approximately 60.8% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).
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

ITEM 5. OTHER INFORMATION
As previously disclosed, on March 25, 2014, Google entered into a transfer restriction agreement with each of Larry Page, Google’s Chief Executive Officer and Co-Founder, and his Permitted Entities (as defined in the agreement) and Sergey Brin, Google’s Co-Founder, and his Permitted Entities (as defined in the agreement) (together, the “Transfer Restriction Agreements”). Since that date, each of Larry Page’s and Sergey Brin’s Permitted Entities have complied with the terms and conditions of the Transfer Restriction Agreements. On October 23, 2014, each of their Permitted Entities memorialized their entry into the Transfer Restriction Agreements by executing a joinder agreement (together, the “Joinder Agreements”).
The foregoing descriptions of the Joinder Agreements are qualified in their entirety by the terms of such agreements, which are filed hereto as Exhibits 4.01 and 4.02 and are incorporated herein by reference. The foregoing descriptions of the Transfer Restriction Agreements are qualified in their entirety by the terms of such agreements, which were filed as Exhibits 4.01 and 4.02 to Google’s Current Report on Form 8-K filed on March 26, 2014, and are incorporated herein by reference.

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

GOOGLE INC.
Date: October 23, 2014	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
4.01	*	Joinder Agreement, dated October 23, 2014, among Google Inc., Larry Page and his Permitted Entities
4.02	*	Joinder Agreement, dated October 23, 2014, among Google Inc., Sergey Brin and his Permitted Entities
10.01		Letter Agreement, dated July 9, 2014, between Alan R. Mulally and Google Inc.	Current Report on Form 8-K (File No. 001-36380)	July 15, 2014
10.02	*	Transition Letter, dated July 18, 2014, between Nikesh Arora and Google Inc.
10.03	*	Separation Agreement and Release, dated August 20, 2014, between Nikesh Arora and Google Inc.
12	*	Computation of Ratio of Earnings to Fixed Charges
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.