Form 10-K
period 2014-12-31
Google Inc.
filed 2015-02-09
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number: 001-36380
Google Inc.

(Exact name of registrant as specified in its charter)

Delaware	77-0493581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Amphitheatre Parkway
Mountain View, CA 94043
(Address of principal executive offices) (Zip Code)
(650) 253-0000
(Registrant’s telephone number, including area code)
___________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Class A Common Stock, $0.001 par value	Nasdaq Stock Market LLC (Nasdaq Global Select Market)
Class C Capital Stock, $0.001 par value	Nasdaq Stock Market LLC (Nasdaq Global Select Market)
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
Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2014, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the Nasdaq Global Select Market on June 30, 2014) was approximately $290.0 billion.
As of January 29, 2015, there were 286,938,352 shares of the registrant’s Class A common stock outstanding, 53,018,898 shares of the registrant’s Class B common stock outstanding, and 340,665,532 shares of the registrant’s Class C capital stock outstanding.
 ____________________________________________________________________
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein. Such proxy statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2014.

Google Inc.
Form 10-K
For the Fiscal Year Ended December 31, 2014

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
Overview
Our founders started Google because they share a profound sense of optimism about the potential for technology to create a positive impact in the world. As Larry and Sergey explained in their first letter to shareholders, our goal is to: “... develop services that significantly improve the lives of as many people as possible.”
In many ways, Google itself began with a series of questions: What if we could download and index the entire web? What if we could organize all the world’s information? And then we went out and searched for the answers.
We know we’ve found the right answers when they pass what we call the "toothbrush test," whether this product will be used by hundreds of millions of people everyday, hopefully twice a day.
We are proud of everything we have managed to do. Our innovations in search and advertising have made our website widely used and our brand one of the most recognized in the world. We generate revenues primarily by delivering online advertising that consumers find relevant and that advertisers find cost-effective.
We were incorporated in California in September 1998 and reincorporated in Delaware in August 2003. We provide our products and services in more than 100 languages and in more than 50 countries, regions, and territories. Additional information on our financial performance by geographic areas can be found in Note 15 of the Notes to Consolidated Financial Statements.
Serving Our Users
In many ways search -- and the clean white page with the blinking cursor -- is a metaphor for how we think about innovation at Google. Imagining the ways things could be -- without constraint -- is the process we use to look for better answers to some of life’s everyday problems. It’s about starting with the "What if?" and then working relentlessly to see if we can find the answer.
It’s been that way from the beginning; providing ways to access knowledge and information has been core to Google and our products have come a long way in the last decade. We used to show just ten blue links in our results. You had to click through to different websites to get your answers, which took time. Now we are increasingly able to provide direct answers -- even if you’re speaking your question using Voice Search -- which makes it quicker, easier and more natural to find what you’re looking for.
Over time, we have added other services that let you access information quickly and easily. What if we could develop a smarter email service with plenty of storage? That’s Gmail. What if we could make a simpler, speedier, safer browser? That’s Chrome. What if we could provide easy access to movies, books, music and apps, no matter which device you’re on? That’s Google Play.
As devices proliferate, it’s more and more important to ensure that you can navigate effortlessly across them -- that the technology gets out of the way, so you can move through this multi-screen world as easily as possible. It’s why we’re investing so much in platforms like our Chrome browser and our Android mobile operating system. Ultimately, we want you to have speedy, secure access to whatever you need, wherever you happen to be, and on whatever device you may be using at the time.
Ads as Answers
We asked, what if ads weren't intrusive and annoying? What if we could deliver a relevant ad at just the right time and give people useful commercial information? What if we could provide products that allow for better attribution and measurement across screens so that we show great ads for the right people?
Our advertising solutions help millions of companies grow their businesses, and we offer a wide range of products across screens and devices. We generate revenues primarily by delivering both performance advertising and brand advertising.

•
Performance advertising creates and delivers relevant ads that users will click, leading to direct engagement with advertisers. Most of our performance advertisers pay us on a cost-per-engagement basis, like when a user engages in their ads. Performance advertising lets our advertisers connect with users while driving measurable results.

For performance advertisers, AdWords, our primary auction-based advertising program, helps create simple text-based ads that appear on Google websites and the websites of Google Network Members, who use our advertising programs to deliver relevant ads alongside their search results and content. In addition, the partners that comprise the Google Network use our AdSense program to deliver relevant ads that generate revenues and enhance the user experience. These programs let both small and large businesses connect with users looking for a specific item, say a pair of shoes or a plane ticket back home. To that end, we continue to invest in our advertising programs and to make significant upgrades, including Enhanced Campaigns, which helps advertisers more easily create advertising and marketing campaigns that run across multiple devices, and Estimated Total Conversions, which help advertisers measure the effectiveness of their campaigns in a multi-screen world.

•
Brand advertising helps enhance users’ awareness of and affinity with advertisers’ products and services, through videos, text, images, and other interactive ads that run across various devices. We help brand advertisers deliver digital videos and other types of ads to specific audiences for their brand-building marketing campaigns and in turn, generate revenue by distributing their ads such as the TrueView ads displayed on our YouTube videos.

We have built a world-class ad technology platform for brand advertisers, agencies, and publishers to power their digital marketing businesses across display, mobile, and video. We aim to ensure great user experiences by serving the right ads at the right time and by building deep partnerships with brands and agencies. We also seek to improve the measurability of the effectiveness of brand advertising.
In addition, we have allocated substantial resources to stopping bad advertising practices and protecting users on the web. Our efforts to focus on our users to ensure the best advertising experiences range from removing hundreds of millions of bad ads from our systems every year to closely monitoring the sites and apps that show our ads and blacklisting them when necessary to ensure that our ads do not fund bad content.
Bringing the Next 5 Billion Online
Fast search and high-quality ads matter only if you have access to the Internet. Right now, only a fraction of the seven billion people in the world are fortunate enough to be able to get online. That leaves out billions of people. With so much useful and life-changing information available today, it is unfortunate that such a significant portion of the world’s population lacks even the most basic Internet connection.
That’s why we’re investing in new projects, like Project Loon. We asked, what if we could use a network of balloons that could fly at the edge of space and provide connectivity in rural and remote areas? Loon has helped students in Brazil and farmers in New Zealand experience the power of an internet connection for the first time. And as the program expands, we hope to bring this to more and more people -- creating opportunities that simply did not exist before for millions of people, all around the world.
Those people will be able to learn and start businesses, to grow and prosper in ways they simply could not without an Internet connection. Creating platforms for other people’s success is a huge part of who we are. We want the world to join us online and to be greeted with the best possible experience once they get there. Connection is powerful; and we are working hard to make that promise a reality. The opportunities to improve lives on a grand scale are endless. And there are people around the world whose lives we can improve every day by bringing information into their homes, into their schools, and into their pockets -- showing them just how powerful the simple idea of “getting online” can be.
Moonshots
The idea of trying new things is reflected in some of our new, ambitious projects. Everything might not fit into a neat little box. We believe that is exactly how to stay relevant. Many companies get comfortable doing what they have always done, making a few incremental changes. This incrementalism leads to irrelevance over time, especially in technology, where change tends to be revolutionary, not evolutionary. People thought we were crazy when we acquired YouTube and Android, and when we launched Chrome. But as those efforts have matured into major platforms for digital video and mobile devices, and a safer, popular browser, respectively, we continue to look towards the future and continue to invest for the long-term.
We won’t become complacent, relying solely on small tweaks as the years wear on. As we said in the 2004 Founders’ IPO Letter, we will not shy away from high-risk, high-reward projects because we believe they are the key to our long-term success. We won’t stop asking “What if?” and then working hard to find the answer.
Research
We continue to invest in our existing products and services, including search and advertising, as well as developing new products and services through research and product development. We often release early-stage products. We then use data and user feedback to decide if and how to invest further in those products.

Our research and development expenses were $6.1 billion, $7.1 billion, and $9.8 billion in 2012, 2013, and 2014, respectively, which included stock-based compensation expense of $1.3 billion, $1.6 billion, and $2.2 billion, respectively. We expect to continue investing in hiring talented employees and building systems to develop new services and improve existing ones.
Competition
Our business is characterized by rapid change as well as new and disruptive technologies. We face formidable competition in every aspect of our business, particularly from companies that seek to connect people with online information and provide them with relevant advertising. We face competition from:

•	General purpose search engines and information services, such as Yahoo, Microsoft’s Bing, Yandex, Baidu, Naver, WebCrawler, and MyWebSearch.

•
Vertical search engines and e-commerce websites, such as Kayak (travel queries), LinkedIn (job queries), WebMD (health queries), and Amazon and eBay (e-commerce). Some users will navigate directly to such content, websites, and apps rather than go through Google.

•
Social networks, such as Facebook and Twitter. Some users are increasingly relying on social networks for product or service referrals, rather than seeking information through traditional search engines.

•
Other forms of advertising, such as television, radio, newspapers, magazines, billboards, and yellow pages, for ad dollars. Our advertisers typically advertise in multiple media, both online and offline.

•	Other online advertising platforms and networks, including Criteo, AppNexus, and Facebook, that compete for advertisers with AdWords, our primary auction-based advertising program.

•	Other operating systems and mobile device companies.

•
Providers of online products and services that provide answers, information, and services. A number of our online products and services, including Gmail, YouTube, and Google Docs, compete directly with new and established companies, which offer communication, information, storage and entertainment services, either on a stand-alone basis or integrated into other offerings.

Competing successfully depends heavily on our ability to rapidly deliver innovative products and technologies to the marketplace so that we can attract and retain:

•
Users, for whom other products and services are literally one click away, primarily on the basis of the relevance and usefulness of our search results and the features, availability, and ease of use of our products and services.

•	Advertisers, primarily based on our ability to generate sales leads, and ultimately customers, and to deliver their advertisements in an efficient and effective manner.

•
Content providers (Google Network Members, the parties who use our advertising programs to deliver relevant ads alongside their search results and content, as well as other content providers for whom we distribute or license content), primarily based on the quality of our advertiser base, our ability to help these partners generate revenues from advertising, and the terms of our agreements with them.

Intellectual Property
We rely on various intellectual property laws, confidentiality procedures and contractual provisions to protect our proprietary technology and our brand. We have registered, and applied for the registration of, U.S. and international trademarks, service marks, domain names and copyrights. We have also filed patent applications in the US and foreign countries covering certain of our technology, and acquired patent assets to supplement our portfolio. We have licensed in the past, and expect that we may license in the future, certain of our rights to other parties.
Culture and Employees
We take great pride in our culture. We embrace collaboration and creativity, and encourage the iteration of ideas to address complex technical challenges. Transparency and open dialogue are central to how we work, and we like to ensure that company news reaches our employees first through internal channels.
Despite our rapid growth, we still cherish our roots as a startup and wherever possible empower employees to act on great ideas regardless of their role or function within the company. We strive to hire great employees, with backgrounds and perspectives as diverse as those of our global users. We work to provide an environment where these talented people can have fulfilling careers addressing some of the biggest challenges in technology and society.
Our employees are among our best assets and are critical for our continued success. We expect to continue investing in hiring talented employees and to provide competitive compensation programs to our employees. As of December 31, 2014, we had 53,600 full-time employees: 20,832 in research and development, 17,621 in sales and marketing, 7,510 in general and administrative functions, and 7,637 in operations. Although we have work councils and statutory employee representation obligations in certain countries, our U.S. employees are not represented by a labor union. Competition for qualified personnel in our industry is intense, particularly for software engineers, computer scientists, and other technical staff.
Seasonality
Our business is affected by both seasonal fluctuations in Internet usage and traditional retail seasonality. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year.
Available Information
Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements are available through our investor relations website, free of charge, after we file them with the SEC. We also provide a link to the section of the SEC’s website at www.sec.gov that has all of the reports that we file or furnish with the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You can get information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
We webcast via our investor relations website our earnings calls and certain events we participate in or host with members of the investment community. Our investor relations website and Google+ page (https://plus.google.com/+GoogleInvestorRelations/posts) also provide notifications of news or announcements regarding our financial performance, including SEC filings, investor events, press and earnings releases, and blogs. You can receive notifications of new information posted on our investor relations website in real time by signing up for email alerts and RSS feeds. Further corporate governance information, including our certificate of incorporation, bylaws, governance guidelines, board committee charters, and code of conduct, is also available on our investor relations website under the heading “Corporate Governance.” The content of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

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

Our business is rapidly evolving, intensely competitive, and is subject to changing technologies, shifting user needs, and frequent introductions of new products and services. Competing successfully depends heavily on our ability to rapidly deliver innovative products and technologies to the marketplace and provide products and services that make our search results and ads relevant and useful for our users. As our business has evolved, the competitive pressure to innovate will now encompass a wider range of products and services, including products and services that may be outside of our historical core business.

We have many competitors in different industries, including general purpose search engines and information services, vertical search engines and e-commerce websites, social networks, providers of online products and services, other forms of advertising and online advertising platforms and networks, other operating systems, and wireless mobile device companies. Our current and potential domestic and international competitors range from large and established companies to emerging start-ups. Established companies have longer operating histories and more established relationships with customers and users, and they can use their experience and resources in ways that could affect our competitive position, including by making acquisitions, continuing to invest heavily in research and development, aggressively initiating intellectual property claims (whether or not meritorious), and continuing to compete aggressively for advertisers and websites. Emerging start-ups may be able to innovate and provide products and services faster than we can or may foresee the consumer need for products and services before us.

Our competitors are constantly developing innovations in search, online advertising, wireless mobile devices, operating systems, and many other web-based products and services. The research and development of new, technologically advanced products is also a complex and uncertain process requiring high levels of innovation and investment, as well as the accurate anticipation of technology, market trends, and consumer needs. As a result, we must continue to invest significant resources in research and development, including through acquisitions, in order to enhance our search technology and our existing products and services, and introduce new products and services that people can easily and effectively use. If we are unable to provide quality products and services, then acceptance rates for our products and services could decline. In addition, these new products and services may present new and difficult technological and legal challenges, and we may be subject to claims if users of these offerings experience service disruptions or failures or other issues. Our operating results would also suffer if our innovations are not responsive to the needs of our users, advertisers, and Google Network Members, are not appropriately timed with market opportunities, or are not effectively brought to market. As technology continues to develop, our competitors may be able to offer user experiences that are, or that are seen to be, substantially similar to or better than ours. This may force us to compete in different ways and expend significant resources in order to remain competitive. If our competitors are more successful than we are in developing compelling products or in attracting and retaining users, advertisers, and content providers, our revenues and operating results could be adversely affected.

Our ongoing investment in new businesses and new products, services, and technologies is inherently risky, and could disrupt our ongoing businesses.

We have invested and expect to continue to invest in new businesses, products, services, and technologies. Such endeavors may involve significant risks and uncertainties, including distraction of management from current operations, insufficient revenues from such investments to offset liabilities assumed and expenses associated with these new investments, inadequate return of capital on our investments, and unidentified issues not discovered in our due diligence of such strategies and offerings that could cause us to fail to realize the anticipated benefits of such investments and incur unanticipated liabilities. Because these new ventures are inherently risky, no assurance can be given that such strategies and offerings will be successful and will not adversely affect our reputation, financial condition, and operating results.

More people are using devices other than desktop computers to access the Internet and accessing new devices to make search queries. If manufacturers and users do not widely adopt versions of our search technology, products, or operating systems developed for these devices, our business could be adversely affected.

The number of people who access the Internet through devices other than desktop computers, including mobile phones, smartphones, handheld computers such as netbooks and tablets, video game consoles, and television set-top devices, is increasing dramatically. The functionality and user experience associated with some alternative devices make the use of our products and services through such devices more difficult (or just different) and the versions of our products and services developed for these devices may not be compelling to users, manufacturers, or distributors of alternative devices. Each manufacturer or distributor may establish unique technical standards for its devices, and our products and services may not work or be viewable on these devices as a result. Some manufacturers may also elect not to include our products on their devices. In addition, search queries are increasingly being undertaken via “apps” tailored to particular devices or social media platforms, which could affect our search and advertising business over time. As new devices and platforms are continually being released, it is difficult to predict the problems we may encounter in adapting our products and services and developing competitive new products and services. We expect to continue to devote significant resources to the creation, support, and maintenance of products and services across multiple platforms and devices. If we are unable to attract and retain a substantial number of alternative device manufacturers, distributors, developers, and users to our products and services, or if we are slow to develop products and technologies that are more compatible with alternative devices and platforms, we will fail to capture the opportunities available as consumers and advertisers transition to a dynamic, multi-screen environment.

We generate a significant portion of our revenues from advertising, and a reduction in spending by or loss of advertisers could seriously harm our business.

We generated 89% of Google revenues from our advertisers in 2014. Our advertisers can generally terminate their contracts with us at any time. Advertisers will not continue to do business with us if their investment in advertising with us does not generate sales leads or brand awareness, and ultimately customers, or if we do not deliver their advertisements in an efficient and effective manner. If we are unable to remain competitive and provide value to our advertisers, they may stop placing ads with us, which would adversely affect our revenues and business.

In addition, expenditures by advertisers tend to be cyclical, reflecting overall economic conditions and budgeting and buying patterns. Adverse macroeconomic conditions can also have a material negative impact on the demand for advertising and cause our advertisers to reduce the amounts they spend on advertising, which could adversely affect our revenues and business.

Our revenue growth rate could decline over time, and we anticipate downward pressure on our operating margin in the future.

Our revenue growth rate could decline over time as a result of a number of factors, including as a result of:

•	increasing competition,

•	changes in property mix, platform mix, and geographical mix,

•	the challenges in maintaining our growth rate as our revenues increase to higher levels,

•	the evolution of the online advertising market, including the increasing variety of online platforms for advertising, and the other markets in which we participate, and

•	the rate of user adoption of our products, services, and technologies.

We believe our operating margin will experience downward pressure as a result of increasing competition and increased expenditures for many aspects of our business. For instance, our operating margin will experience downward pressure if a greater percentage of our revenues comes from ads placed on our Google Network Members’ websites compared to revenues generated through ads placed on Google websites or if we spend a proportionately larger amount to promote the distribution of certain products. The margin on revenues we generate from our Google Network Members is significantly less than the margin on revenues we generate from advertising on Google websites. Also, the margin on the sale of digital content and apps, advertising revenues from mobile devices and newer advertising formats are generally less than the margin on revenues we generate from advertising on our websites on traditional formats. Additionally, the margin we earn on revenues generated from our Google Network Members could decrease in the future if we pay an even larger percentage of advertising fees to our Google Network Members.

We are subject to increased regulatory scrutiny that may negatively impact our business.

The growth of our company and our expansion into a variety of new fields involve a variety of new regulatory issues, and we have experienced increased regulatory scrutiny as we have grown. For instance, several regulatory agencies have sought to review our search and other businesses on potential competition concerns. We continue to cooperate with the European Commission (EC) and other regulatory authorities around the world in investigations they are conducting with respect to our business and its impact on competition. Legislators and regulators may make legal and regulatory changes, or interpret and apply existing laws, in ways that make our products and services less useful to our users, require us to incur substantial costs, expose us to unanticipated civil or criminal liability, or cause us to change our business practices. These changes or increased costs could negatively impact our business and results of operations in material ways.

We are regularly subject to claims, suits, government investigations, and other proceedings that may result in adverse outcomes.

We are regularly subject to claims, suits, and government investigations involving competition, intellectual property, privacy, consumer protection, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, and other matters. The sale of hardware products also exposes us to the risk of product liability and other litigation involving assertions about product defects, as well as health and safety, hazardous materials usage, and other environmental concerns. In addition, our businesses face intellectual property litigation, as further discussed later, that exposes us to the risk of exclusion and cease and desist orders, which could limit our ability to sell products and services.

Such claims, suits, and government investigations are inherently uncertain and their results cannot be predicted with certainty. Regardless of the outcome, any of these types of legal proceedings can have an adverse impact on us because of legal costs, diversion of management resources, and other factors. Determining reserves for our pending litigation is a complex, fact-intensive process that requires significant judgment. It is possible that a resolution of one or more such proceedings could result in substantial fines and penalties that could adversely affect our business, consolidated financial position, results of operations, or cash flows in a particular period. These proceedings could also result in reputational harm, criminal sanctions, consent decrees, or orders preventing us from offering certain features, functionalities, products, or services, requiring a change in our business practices or product recalls or other field action, or requiring development of non-infringing or otherwise altered products or technologies. Any of these consequences could adversely affect our business and results of operations.

Acquisitions could result in operating difficulties, dilution, and other consequences that may adversely impact our business and results of operations.

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

•
Failure to obtain required approvals on a timely basis, if at all, from governmental authorities, or conditions placed upon approval, under competition laws which could, among other things, delay or prevent us from completing a transaction, or otherwise restrict our ability to realize the expected financial or strategic goals of an acquisition or investment.

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

•
Liability for activities of the acquired company before the acquisition, including patent and trademark infringement claims, privacy issues, violations of laws, commercial disputes, tax liabilities, and other known and unknown liabilities.

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

Our acquisitions could also result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, or amortization expenses, or impairment of goodwill and/or purchased long-lived assets, and restructuring charges, any of which could harm our financial condition or results. Also, the anticipated benefits or value of our acquisitions or investments may not materialize.

Our business depends on a strong brand, and failing to maintain and enhance our brand would hurt our ability to expand our base of users, advertisers, Google Network Members, and other partners.

Our strong brand has significantly contributed to the success of our business. Maintaining and enhancing our brand increases our ability to enter new categories and launch new and innovative products that better serve the needs of our users. Our brand may be negatively impacted by a number of factors, including, among others, reputational issues and product/technical performance failures. Further, if we fail to maintain and enhance equity in the Google brand, our business, operating results, and financial condition may be materially and adversely affected. Maintaining and enhancing our brand will depend largely on our ability to remain a technology leader and continue to provide high-quality, innovative products and services that are truly useful and play a meaningful role in people’s everyday lives.

A variety of new and existing laws could subject us to claims or otherwise harm our business.

We are subject to numerous U.S. and foreign laws and regulations covering a wide variety of subject matters. New laws and regulations (or new interpretations of existing laws and regulations) may also impact our business. For example, current and new patent laws such as U.S. patent laws and European patent laws may affect the ability of companies, including us, to protect their innovations and defend against claims of patent infringement. The costs of compliance with these laws and regulations are high and are likely to increase in the future.

Claims have been, or may be, threatened and filed against us under both U.S. and foreign laws for defamation, invasion of privacy and other tort claims, unlawful activity, patent, copyright and trademark infringement, product liability, or other theories based on the nature and content of the materials searched and the ads posted by our users, our products and services, or content generated by our users. Furthermore, many of these laws do not contemplate or address the unique issues raised by a number of our new businesses, products, services and technologies. In addition, the applicability and scope of these laws, as interpreted by the courts, remain uncertain. For example, the laws relating to the liability of providers of online services are currently unsettled both within the U.S. and abroad.

In addition, other laws that could subject us to claims or otherwise harm our business include:

•
The Digital Millennium Copyright Act, which has provisions that limit in the U.S., but do not necessarily eliminate, our liability for caching or hosting, or for listing or linking to, third-party websites that include materials that infringe copyrights or other rights, so long as we comply with the statutory requirements of this act. Any future legislation impacting these safe harbors may adversely impact us.

•
Court decisions such as the ‘right to be forgotten’ ruling issued by the European court, which allows individuals to demand that Google remove search results about them in certain instances, may limit the content we can show to our users.

•
Various U.S. and international laws that restrict the distribution of materials considered harmful to children and impose additional restrictions on the ability of online services to collect information from minors.

•	Data protection, laws passed by many states that require notification to users when there is a security breach for personal data, such as California’s Information Practices Act.

We face similar risks and costs overseas as our products and services are offered in international markets and may be subject to additional regulations. Any failure on our part to comply with these laws and regulations can result in negative publicity and diversion of management time and effort and may subject us to significant liabilities and other penalties.

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

We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe the intellectual property rights of others. Third parties have also sought broad injunctive relief against us by filing claims in U.S. and international courts and the U.S. International Trade Commission (ITC) for exclusion and cease and desist orders, which could limit our ability to sell our products or services in the U.S. or elsewhere if our products or services or those of our customers or suppliers are found to infringe the intellectual property subject to the claims. Adverse results in any of these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements (if licenses are available at all), or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business.

Furthermore, in connection with our divestitures, we have agreed, and may in the future agree, to provide indemnification for certain potential liabilities. In addition, many of our agreements with our customers and partners, including certain suppliers, require us to indemnify them for certain intellectual property infringement claims against them, which could increase our costs as a result of defending such claims, and may require that we pay significant damages if there were an adverse ruling in any such claims. Such customers and partners may also discontinue the use of our products, services, and technologies, as a result of injunctions or otherwise, which could result in loss of revenues and adversely impact our business. Moreover, intellectual property indemnities provided to us by our suppliers, when obtainable, may not cover all damages and losses suffered by us and our customers from covered products.

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

Although we seek to obtain patent protection for our innovations, it is possible we may not be able to protect some of these innovations. Moreover, we may not have adequate patent or copyright protection for certain innovations that later turn out to be important. Furthermore, there is always the possibility, despite our efforts, that the scope of the protection gained will be insufficient or that an issued patent may be deemed invalid or unenforceable.

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

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection, including measures to ensure that our encryption of users’ data does not hinder law enforcement agencies’ access to that data. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. If so, in addition to the possibility of fines, this could result in an order requiring that we change our data practices, which could have an adverse effect on our business and results of operations. Complying with these various laws could cause us to incur substantial costs or require us to change our business practices in a manner adverse to our business.

If our security measures are breached, or if our services are subject to attacks that degrade or deny the ability of users to access our products and services, our products and services may be perceived as not being secure, users and customers may curtail or stop using our products and services, and we may incur significant legal and financial exposure.

Our products and services involve the storage and transmission of users’ and customers’ proprietary information, and security breaches expose us to a risk of loss of this information, litigation, and potential liability. We experience cyber attacks of varying degrees on a regular basis. Our security measures may also be breached due to employee error, malfeasance, system errors or vulnerabilities, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to our data or our users’ or customers’ data. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to our reputation, and a loss of confidence in the security of our products and services that could potentially have an adverse effect on our business. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose users and customers.

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

We have in the past, and may experience in the future, supply shortages and price increases driven by raw material availability, manufacturing capacity, labor shortages, industry allocations, natural disasters and significant changes in the financial or business condition of our suppliers. Workaround plans to address shortages could entail increased freight costs for expedited shipments. We may experience shortages or other supply chain disruptions in the future that could negatively impact our operations. In addition, some of the components we use in our products are available only from a single source or limited sources, and we may not be able to find replacement vendors on favorable terms or at all in the event of a supply chain disruption.

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

We also require our suppliers and business partners to comply with law and company policies regarding workplace and employment practices, data security, environmental compliance and intellectual property licensing, but we do not control them or their practices. If any of them violates laws or implements practices regarded as unethical, we could experience supply chain disruptions, canceled orders, terminations of or damage to key relationships, and damage to our reputation. If any of them fails to procure necessary license rights to third-party intellectual property, legal action could ensue that could impact the saleability of our products and expose us to financial obligations to third parties.

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

Although English-language web spam in our search results has been significantly reduced, and web spam in most other languages is limited, we expect web spammers will continue to seek ways to improve their rankings inappropriately. We continuously combat web spam, including through indexing technology that makes it harder for spam-like, less useful web content to rank highly. We face challenges from low-quality and irrelevant content websites, including “content farms”, which are websites that generate large quantities of low-quality content to help them improve their search rankings. We are continually launching algorithmic changes focused on low-quality websites. If our search results display an increasing number of web spam and content farms, this could hurt our reputation for delivering relevant information or reduce user traffic to our websites. In addition, as we continue to take actions to improve our search quality and reduce low-quality content, this may in the short run reduce our AdSense revenues, since some of these websites are AdSense partners.

Interruption or failure of our information technology and communications systems could hurt our ability to effectively provide our products and services, which could damage our reputation and harm our operating results.

The availability of our products and services depends on the continuing operation of our information technology and communications systems. Our systems are vulnerable to damage or interruption from earthquakes, terrorist attacks, floods, fires, power loss, telecommunications failures, computer viruses, computer denial of service attacks, or other attempts to harm our systems. Some of our data centers are located in areas with a high risk of major earthquakes. Our data centers are also subject to break-ins, sabotage, and intentional acts of vandalism, and to potential disruptions if the operators of certain of these facilities have financial difficulties. Some of our systems are not fully redundant, and our disaster recovery planning cannot account for all eventualities. The occurrence of a natural disaster, a decision to close a facility we are using, or other unanticipated problems at our data centers could result in lengthy interruptions in our service. In addition, our products and services are highly technical and complex and may contain errors or vulnerabilities, which could result in interruptions in our services or the failure of our systems.

Our international operations expose us to additional risks that could harm our business, operating results, and financial condition.

Our international operations are significant to our revenues and net income, and we plan to continue to grow internationally. International revenues accounted for approximately 57% of our consolidated revenues in 2014. In certain international markets, we have limited operating experience and may not benefit from any first-to-market advantages or otherwise succeed.

In addition to risks described elsewhere in this section, our international operations expose us to other risks, including the following:

•	Changes in local political, economic, regulatory, social, and labor conditions, which may adversely harm our business.

•	Restrictions on foreign ownership and investments, and stringent foreign exchange controls that might prevent us from repatriating cash earned in countries outside the U.S.

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

In addition, compliance with complex foreign and U.S. laws and regulations that apply to our international operations increases our cost of doing business. These numerous and sometimes conflicting laws and regulations include internal control and disclosure rules, privacy and data protection requirements, anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act, and other local laws prohibiting corrupt payments to governmental officials, and competition regulations, among others. Violations of these laws and regulations could result in fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business and on our ability to offer our products and services in one or more countries, and could also materially affect our brand, our international growth efforts, our ability to attract and retain employees, our business, and our operating results. Although we have implemented policies and procedures designed to ensure compliance with these laws and regulations, there can be no assurance that our employees, contractors, or agents will not violate our policies.

Finally, since we conduct business in currencies other than U.S. dollars but report our financial results in U.S. dollars, we face exposure to fluctuations in currency exchange rates. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenues and earnings. Additionally, hedging programs are inherently risky and could expose us to additional risks that could adversely affect our financial condition and results of operations.

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

Our operating results may fluctuate as a result of a number of factors, many outside of our control. As a result, comparing our operating results on a period-to-period basis may not be meaningful, and you should not rely on our past results as an indication of our future performance. Our quarterly, year-to-date, and annual expenses as a percentage of our revenues may differ significantly from our historical or projected rates. Our operating results in future quarters may fall below expectations. Any of these events could cause our stock price to fall. Each of the risk factors listed in this section in addition to the following factors may affect our operating results:

•	Our ability to continue to attract users to our websites and retain existing users on our websites.

•	Our ability to monetize (or generate revenues from) traffic on Google websites and our Google Network Members' websites both on desktop and mobile devices.

•	Revenue fluctuations caused by changes in property mix, platform mix, and geographical mix.

•	The amount of revenues and expenses generated and incurred in currencies other than U.S. dollars, and our ability to manage the resulting risk through our foreign exchange risk management program.

•	The amount and timing of operating costs and expenses and capital expenditures related to the maintenance and expansion of our businesses, operations, and infrastructure.

•	Our focus on long-term goals over short-term results.

•	The results of our acquisitions and our investments in risky projects, including new businesses, products, services, and technologies.

•	Our ability to keep our websites operational at a reasonable cost and without service interruptions.

•	Our ability to generate significant revenues from new products and services in which we have invested considerable time and resources.

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

Our business depends on continued and unimpeded access to the Internet by us and our users. Internet access providers may be able to restrict, block, degrade, or charge for access to certain of our products and services, which could lead to additional expenses and the loss of users and advertisers.

Our products and services depend on the ability of our users to access the Internet, and certain of our products require significant bandwidth to work effectively. Currently, this access is provided by companies that have significant market power in the broadband and internet access marketplace, including incumbent telephone companies, cable companies, mobile communications companies, and government-owned service providers. Some of these providers have taken, or have stated that they may take measures, including legal actions, that could degrade, disrupt, or increase the cost of user access to certain of our products by restricting or prohibiting the use of their infrastructure to support or facilitate our offerings, or by charging increased fees to us or our users to provide our offerings. In addition, in some jurisdictions, our products and services have been subject to government-initiated restrictions or blockages. Such interference could result in a loss of existing users and advertisers, and increased costs, and could impair our ability to attract new users and advertisers, thereby harming our revenues and growth.

New technologies could block online ads, which would harm our business.

Technologies have been developed that can block the display of our ads and that provide tools to users to opt out of our advertising products. Most of our revenues are derived from fees paid to us by advertisers in connection with the display of ads on web pages for our users. As a result, such technologies and tools could adversely affect our operating results.

We are exposed to fluctuations in the market values of our investments.

Given the global nature of our business, we have investments both domestically and internationally. Credit ratings and market values of these investments can be negatively impacted by liquidity, credit deterioration or losses, financial results, or other factors. As a result, the value or liquidity of our cash equivalents and marketable securities could decline and result in a material impairment, which could materially adversely affect our financial condition and operating results.

We may have exposure to greater than anticipated tax liabilities.

Our future income taxes could be adversely affected by earnings being lower than anticipated in jurisdictions that have lower statutory tax rates and higher than anticipated in jurisdictions that have higher statutory tax rates, the net gains and losses recognized by legal entities on certain hedges and related hedged intercompany and other transactions under our foreign exchange risk management program, changes in the valuation of our deferred tax assets or liabilities, or changes in tax laws, regulations, or accounting principles, as well as certain discrete items. We are subject to regular review and audit by both domestic and foreign tax authorities. As a result, we have received, and may in the future receive, assessments in multiple jurisdictions on various tax-related assertions, including transfer pricing adjustments or permanent establishment. Any adverse outcome of such a review or audit could have a negative effect on our operating results and financial condition. In addition, the determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment, and there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our estimates are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Risks Related to Ownership of Our Stock

The trading price for our Class A common stock may continue to be volatile and the trading price for our newly distributed non-voting Class C capital stock may also be volatile.

The trading price of our stock has at times experienced substantial price volatility and may continue to be volatile. For example, from January 1, 2014 through December 31, 2014, the closing price of our Class A common stock, retroactively adjusted as if the Stock Split occurred on January 1, 2014, ranged from $498.16 per share to $610.70 per share, and from April 3, 2014 through December 31, 2014, the closing price of our Class C capital stock ranged from $495.39 to $596.08 per share.

In addition, following the settlement of litigation involving the authorization to distribute our non-voting Class C capital stock, our board of directors approved a distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock with a payment date of April 2, 2014, and on April 3, 2014, Class C capital stock was listed on The NASDAQ Global Select Market. In accordance with the settlement, we may be obligated to make a payment to holders of Class C capital stock if, on average, Class C capital stock trades below Class A common stock during the first 365 days following the first date the Class C capital stock trades. If such a payment is required, it must be made to holders of the Class C stock in cash, Class A stock, Class C stock, or a combination thereof, at the discretion of the board of directors. For further disclosure regarding this potential payment, please refer to Note 12 “Stockholders’ Equity - Stock Split Effected in Form of Stock Dividend” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. Over time, we cannot reliably predict what, if any, patterns will emerge with respect to the relative trading prices of Class A common stock and Class C capital stock.

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

Our Class B common stock has 10 votes per share, our Class A common stock has one vote per share, and our Class C capital stock has no voting rights. As of December 31, 2014, Larry, Sergey, and Eric beneficially owned approximately 92.5% of our outstanding Class B common stock, which represented approximately 60.1% of the voting power of our outstanding capital stock. Larry, Sergey, and Eric therefore have significant influence over management and affairs and over all matters requiring stockholder approval, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or our assets, for the foreseeable future. In addition, because our Class C capital stock carries no voting rights (except as required by applicable law), the issuance of the Class C capital stock, including in future stock-based acquisition transactions and to fund employee equity incentive programs, could prolong the duration of Larry and Sergey’s current relative ownership of our voting power and their ability to elect all of our directors and to determine the outcome of most matters submitted to a vote of our stockholders. Together with Eric, they would also continue to be able to control any required stockholder vote with respect to certain change in control transactions involving Google (including an acquisition of Google by another company).

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
There are no unresolved staff comments at December 31, 2014.

ITEM 2.	PROPERTIES
Our headquarters are located in Mountain View, California, where we own approximately 4.8 million square feet of office and building space and approximately fifteen acres of developable land to accommodate anticipated future growth. In addition, we own and lease office and building space, research and development, and sales and support offices primarily in North America, Europe, South America, and Asia. We operate and own data centers in the U.S.,
Europe, South America, and Asia pursuant to various lease agreements and co-location arrangements. We believe our existing facilities, both owned and leased, are in good condition and suitable for the conduct of our business.

ITEM 3.	LEGAL PROCEEDINGS

For a description of our material pending legal proceedings, please see Note 10 “Commitments and Contingencies - Legal Matters” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A common stock has been listed on the Nasdaq Global Select Market under the symbol “GOOG” since August 19, 2004 and under the symbol "GOOGL" since April 3, 2014. Prior to August 19, 2004, there was no public market for our stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class A common stock on the Nasdaq Global Select Market, adjusted for the Stock Split (please see Note 12 of Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Stock Split).

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$610.70	$551.17
June 30, 2014	585.93	518.00
September 30, 2014	605.40	571.81
December 31, 2014	587.78	498.16

Fiscal Year 2013 Quarters Ended:	High	Low
March 31, 2013	$419.72	$351.79
June 30, 2013	458.40	383.34
September 30, 2013	462.81	423.87
December 31, 2013	560.92	427.26
Our Class B common stock is neither listed nor traded.
Our Class C capital stock has been listed on the Nasdaq Global Select Market under the symbol “GOOG” since April 3, 2014. Prior to that time, there was no public market for our Class C capital stock. The following table sets forth for the indicated periods the high and low sales prices per share for our Class C capital stock on the Nasdaq Global Select Market.

Fiscal Year 2014 Quarters Ended:	High	Low
March 31, 2014	$—	$—
June 30, 2014	578.65	509.96
September 30, 2014	596.08	562.73
December 31, 2014	577.35	495.39
Holders of Record
As of December 31, 2014, there were approximately, 2,448 and 2,507 stockholders of record of our Class A common stock and Class C capital stock, respectively, and the closing prices of our Class A common stock and Class C capital stock were $530.66 and $526.40 per share, respectively, as reported by the NASDAQ Global Select Market. Because many of our shares of Class A common stock and Class C capital stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. As of December 31, 2014, there were approximately 73 stockholders of record of our Class B common stock.
Dividend Policy
We have never declared or paid any cash dividend on our common or capital stock. We intend to retain any future earnings and do not expect to pay any cash dividends in the foreseeable future.
Stock Performance Graph
The following graph compares the 5-year cumulative total return to shareholders on Google Inc.’s common stock relative to the cumulative total returns of the S&P 500 index, the RDG Internet Composite index, and the NASDAQ Composite index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s Class A common stock and in each index on December 31, 2009 and its relative performance is tracked through December 31, 2014. The returns shown are based on historical results and are not intended to suggest future performance.
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Google Inc., the S&P 500 Index, the
NASDAQ Composite Index, and the RDG Internet Composite Index
*$100 invested on December 31, 2009 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.
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
The consolidated statements of income data for the years ended December 31, 2012, 2013, and 2014 and the consolidated balance sheet data as of December 31, 2013, and 2014 are derived from our audited consolidated financial statements appearing in Item 8 of this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2010 and 2011, and the consolidated balance sheet data as of December 31, 2010, 2011, and 2012, are derived from our audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

	Year Ended December 31,
	2010	2011	2012	2013	2014
	(in millions, except per share amounts)
Consolidated Statements of Income Data:
Revenues	$29,321	$37,905	$46,039	$55,519	$66,001
Income from operations	10,381	11,742	13,834	15,403	16,496
Net income from continuing operations	8,505	9,737	11,553	13,347	13,928
Net income (loss) from discontinued operations	0	0	(816)	(427)	516
Net income	8,505	9,737	10,737	12,920	14,444
Net income (loss) per share - basic:
Continuing operations	$13.35	$15.09	$17.66	$20.05	$20.61
Discontinued operations	0.00	0.00	(1.25)	(0.64)	0.76
Net income (loss) per share - basic	$13.35	$15.09	$16.41	$19.41	$21.37
Net income (loss) per share - diluted:
Continuing operations	$13.16	$14.88	$17.39	$19.70	$20.27
Discontinued operations	0.00	0.00	(1.23)	(0.63)	0.75
Net income (loss) per share - diluted	$13.16	$14.88	$16.16	$19.07	$21.02

	As of December 31,
	2010	2011	2012	2013	2014
	(in millions)
Consolidated Balance Sheet Data:
Cash, cash equivalents, and marketable securities	$34,975	$44,626	$48,088	$58,717	$64,395
Total assets	57,851	72,574	93,798	110,920	131,133
Total long-term liabilities	1,614	5,516	7,746	7,703	9,828
Total stockholders’ equity	46,241	58,145	71,715	87,309	104,500

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Item 8 of this Annual Report on Form 10-K.
Trends in Our Business
The following trends have contributed to the results of our operations, and we anticipate that they will continue to impact our future results:
•User behaviors and advertising continue to shift online as the digital economy evolves.
The continuing shift from an offline to online world has contributed to the growth of our business since our inception, resulting in increasing revenues, and we expect that this online shift will continue to benefit our business.
•Users are increasingly using multiple devices to access our products and services, and our advertising revenues are increasingly coming from mobile phones and other new formats.
Our users are accessing the Internet via multiple devices. Mobile computing power continues to grow and users want to feel connected no matter where they are or what they are doing. We seek to expand our products and services to stay in front of this shift in order to maintain and grow our business.
In this multi-device world, we generate our advertising revenues increasingly from mobile phones and newer advertising formats, and the margins from the advertising revenues from these sources have generally been lower than those from desktop computers and tablets. Our traffic acquisition cost (TAC) may also be impacted because the rates at which we share mobile revenues with our partners may not be as favorable to us as those with our traditional desktop and tablet formats. We expect both of these trends to continue to pressure our overall margins, particularly if we fail to realize the opportunities presented during the transition to a dynamic multi-screen environment.
•As users in developing economies increasingly come online, we generate more and more revenues from international markets.
The shift to online, as well as the advent of the multi-device world, has brought opportunities outside of the U.S., especially in emerging markets, and we continue to develop localized versions of our products and relevant advertising programs useful to our users in these markets. This has led to increased revenues from international markets over time and we expect that our results will continue to be impacted by our performance in these markets, particularly as low-cost mobile devices become more available.
Our international revenues have gone from 55% of total revenues in 2013 to 57% in 2014. As a result, we are increasingly subject to fluctuations in foreign currency exchange rates relative to the U.S. dollar. While we have a foreign exchange risk management program designed to reduce our exposure to these fluctuations, this program does not fully offset their effect on our revenues and earnings.
•As we seek to provide our users with products and services in a multi-screen environment, the portion of our revenues that we derive from non-advertising revenues is increasing.
Non-advertising revenues have gone from 9% of total revenues in 2013 to 11% in 2014. We expect this trend to continue as we focus on expanding our offerings to our users through products like Google Play, Google for Work, and Nexus devices. We derive other revenues primarily from sales of digital content products, hardware sales, and licensing. The margins on these non-advertising businesses vary significantly and may be lower than the margins on our advertising business.
•As we continue to look for new ways to serve our users, we will invest heavily in R&D and our capital expenditures will continue to fluctuate.
We continue to make significant research and development (R&D) investments in areas of strategic focus, such as search and advertising, as well as in new products and services. The amount of our capital expenditures has fluctuated and may continue to fluctuate in the long term as we invest heavily in our systems, data centers, real estate and facilities, and information technology infrastructure.
In addition, acquisitions remain an important part of our strategy and use of capital, and we expect to continue to spend cash on acquisitions and other investments. These acquisitions generally enhance the breadth and depth of our offerings, as well as expanding our expertise in engineering and other functional areas.

•Our employees are critical to our success and we expect to continue investing in them.
Our employees are among our best assets and are critical for our continued success. Their energy and talent drive Google and create our success. We expect to continue hiring talented employees and to provide competitive compensation programs to our employees. As of December 31, 2014, we had 53,600 full-time employees: 20,832 in research and development, 17,621 in sales and marketing, 7,510 in general and administrative, and 7,637 in operations, an increase of 9,738 total headcount from December 31, 2013.
Executive Overview of Results
Here are our key financial results for the fiscal year ended December 31, 2014:

•
Consolidated revenues increased 18.9% to $66.0 billion, primarily driven by an increase in advertising revenues generated by Google websites and an increase in other revenues, and to a lesser extent, an increase in advertising revenues generated by Google Network Members' websites.

•	Revenues from the United States, the United Kingdom, and Rest of World were, $28.1 billion, $6.5 billion, and $31.4 billion, respectively.

•
Cost of revenues was $25.7 billion, consisting of traffic acquisition costs of $13.5 billion and other cost of revenues of $12.2 billion. Our traffic acquisition costs as a percentage of advertising revenues was 22.9%.

•
Operating expenses (excluding cost of revenues) were $23.8 billion, primarily driven by labor and facilities-related costs for our research and development and sales and marketing functions, advertising and promotional expenses, and stock-based compensation expense.

•	Income from operations was $16.5 billion.

•	Effective tax rate was 19.3%.

•	Net income was $14.4 billion with diluted earnings per share of $21.02.

•	Operating cash flow was $22.4 billion.

•	Capital expenditures were $11.0 billion.
Results of Operations
The following table presents our operating results as a percentage of revenues for the periods presented:

	Year Ended December 31,
	2012	2013	2014
Consolidated Statements of Income Data:
Revenues	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	37.3	39.6	38.9
Research and development	13.2	12.9	14.9
Sales and marketing	11.9	11.8	12.3
General and administrative	7.6	8.0	8.9
Total costs and expenses	70.0%	72.3%	75.0%
Income from operations	30.0	27.7	25.0
Interest and other income, net	1.4	0.9	1.2
Income from continuing operations before income taxes	31.4	28.6	26.2
Provision for income taxes	6.3	4.6	5.1
Net income from continuing operations	25.1	24.0	21.1
Net income (loss) from discontinued operations	(1.8)	(0.7)	0.8
Net income	23.3%	23.3%	21.9%
Motorola
On May 22, 2012, we acquired Motorola Mobility Holdings, Inc. (Motorola), consisting of the Motorola Home and Motorola Mobile businesses. On April 17, 2013, we sold the Motorola Home business to Arris Group, Inc. (Arris). The financial results of Motorola Home were included in net income (loss) from discontinued operations on the Consolidated Statements of Income for the years ended December 31, 2012 and 2013. On October 29, 2014 we sold the Motorola

Mobile business to Lenovo Group Limited (Lenovo). The financial results of Motorola Mobile are presented as net income (loss) from discontinued operations on the Consolidated Statements of Income for the years ended December 31, 2012, 2013, and 2014.
Revenues
The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Year Ended December 31,
	2012	2013	2014

Advertising revenues:
Google websites	$31,221	$37,422	$45,085
Google Network Members' websites (1)	12,465	13,125	13,971
Total advertising revenues	43,686	50,547	59,056
Other revenues	2,353	4,972	6,945
Revenues	$46,039	$55,519	$66,001

(1) Our revenues from Google Network Members’ websites include revenues generated primarily through advertising programs including AdSense for search, AdSense for content, AdExchange, AdMob, and DoubleClick Bid Manager.

The following table presents our revenues, by revenue source, as a percentage of revenues for the periods presented:

	Year Ended December 31,
	2012	2013	2014
Advertising revenues:
Google websites	67.8%	67.4%	68.3%
Google Network Members' websites	27.1	23.6	21.2
Total advertising revenues	94.9%	91.0%	89.5%
Other revenues	5.1	9.0	10.5
Revenues	100.0%	100.0%	100.0%

Google websites as % of advertising revenues	71.5%	74.0%	76.3%
Google Network Members’ websites as % of advertising revenues	28.5%	26.0%	23.7%
Advertising Revenues and Monetization Metrics
Our advertising revenues increased $8,509 million from 2013 to 2014 primarily from an increase in advertising revenues generated by both Google websites and Google Network Members' websites. Our advertising revenues growth was driven primarily by an increase in the number of aggregate paid clicks through our advertising programs of 20% from 2013 to 2014. The increase in the number of paid clicks generated through our advertising programs was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms, the continued global expansion of our products, advertisers, and user base, and an increase in the number of Google Network Members, partially offset by certain advertising policy changes. The positive impact of our revenues from paid clicks was partially offset by a decrease in the average cost-per-click paid by our advertisers of 5% from 2013 to 2014. The decrease was due to various factors, such as the geographic mix, device mix, property mix, ongoing product and policy changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Our advertising revenues increased $6,861 million from 2012 to 2013. This increase resulted primarily from an increase in advertising revenues generated by Google websites, and to a lesser extent, an increase in advertising revenues generated by Google Network Members' websites. The increase in advertising revenues for Google websites and Google Network Members' websites resulted primarily from an increase in the number of paid clicks through our advertising programs, as paid clicks on Google websites and Google Network Members' websites increased approximately 25% from 2012 to 2013. The increase in the number of paid clicks generated through our advertising programs was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms, the continued global expansion of our products, advertisers, and user base, as well as an increase in the number of Google Network Members, partially offset by certain advertising policy changes. This revenue increase was partially offset by a decrease in the average cost-per-click paid by our advertisers. Average cost-per-click on Google websites and Google Network Members' websites decreased approximately 8% from 2012 to 2013. The decrease in the average cost-per-click paid by our advertisers was driven by various factors, such as the geographic mix, device mix, property mix, ongoing product and policy changes, and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Our revenue growth rate has generally declined over time as a result of a number of factors, including increasing competition, query growth rates, challenges in maintaining our growth rate as our revenues increase to higher levels, the evolution of the online advertising market, our investments in new business strategies, changes in our product mix, and shifts in the geographic mix of our revenues. We also expect that our revenue growth rate will continue to be affected by evolving user preferences, advertising trends, the acceptance by users of our products and services as they are delivered on diverse devices, and our ability to create a seamless experience for both users and advertisers.
The following table presents the changes in our paid clicks and cost-per-click for the periods presented (in percentage terms):

	Change from 2012 to 2013	Change from 2013 to 2014
Aggregate paid clicks	25%	20%
Paid clicks on Google websites (1)	33%	29%
Paid clicks on Google Network Members' websites (2)	11%	2%

Aggregate cost-per-click	(8)%	(5)%
Cost-per-click on Google websites	(10)%	(7)%
Cost-per-click on Google Network Members' websites	(8)%	(6)%

(1) Paid clicks on Google websites include clicks related to ads served on Google owned and operated properties across different geographies and devices, including search, YouTube engagement ads like TrueView, and other owned and operated properties including Maps and Finance.

(2) Paid clicks on Google Network Members' websites include clicks related to ads served on non-Google properties participating in our AdSense for Search, AdSense for Content, and AdMob businesses.
The rate of change in revenues, as well as the rate of change in paid clicks and average cost-per-click on Google websites and Google Network Members' websites and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including:

•	growth rates of our revenues from Google websites compared to those of our revenues from Google Network Members' websites;

•	advertiser competition for keywords;

•	changes in foreign currency exchange rates;

•	seasonality;

•	the fees advertisers are willing to pay based on how they manage their advertising costs;

•	changes in advertising quality or formats;

•	traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels;

•	a shift in the proportion of non-click based revenue generated in Google websites and Google Network Members' websites; and

•	general economic conditions.
Changes in aggregate paid clicks and average cost-per-click on Google websites and Google Network Members' websites may not reflect our performance or advertiser experiences in any specific geographic market, vertical, or industry.
Other Revenues
Other revenues increased $1,973 million from 2013 to 2014 and also increased as a percentage of total revenues. The increase was primarily due to growth of our sales of digital content products, such as apps, music, and movies on the Google Play store.
Other revenues increased $2,619 million from 2012 to 2013 and also increased as a percentage of revenues. The increase was primarily due to growth of our digital content products, such as apps, music, and movies. We also experienced an increase in our hardware revenues due to increased sales of Chromecast, directly-sold Nexus products, and Chrome OS devices.
Revenues by Geography
The following table presents our domestic and international revenues as a percentage of revenues, determined based on the billing addresses of our customers:

	Year Ended December 31,
	2012	2013	2014
United States	46%	45%	43%
United Kingdom	11%	10%	10%
Rest of the world	43%	45%	47%
The growth in revenues from rest of the world as a percentage of revenues from 2012 to 2013 and from 2013 to 2014 resulted largely from increased acceptance of our advertising programs and our continued progress in developing localized versions of our products for international markets, partially offset in 2014 by the general strengthening of the U.S. dollar relative to certain foreign currencies.
Foreign Exchange Impact on Revenues
Our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. For the purposes of determining the impact of foreign currency exchange rate fluctuations on our revenues, we take the U.S. dollar equivalent of foreign currency-denominated revenues of a particular period translated at the current period exchange rates minus the same revenues translated at corresponding prior year rates.
We use foreign currency options to hedge certain foreign exchange impacts on our forecasted earnings. To the extent these derivatives are effective in managing our foreign exchange risk, we will reflect the hedge benefit in revenues in the period the hedged revenues are recorded. We pay a premium reflecting the time value of the option on the date of purchase. The changes in the time value of the option are reflected in interest and other income, net, over the life of the option, in the period incurred.
The following table presents our foreign exchange impact on revenues for the periods presented:

	Year Ended December 31,
	2012	2013	2014
United Kingdom revenues	$4,846	$5,600	$6,483
Foreign exchange impact on current year revenues using corresponding prior year exchange rates -- (revenues would be higher)/revenues would be lower	(68)	(67)	303
Hedging gains recognized in current year	18	63	3

Rest of the world revenues	$19,906	$25,167	$31,379
Foreign exchange impact on current year revenues using corresponding prior year exchange rates -- (revenues would be higher)/revenues would be lower	(1,099)	(536)	(858)
Hedging gains recognized in current year	199	32	168
In 2014, our revenues from the United Kingdom were favorably impacted by changes in foreign currency exchange rates over the prior year, primarily as the U.S. dollar weakened relative to certain currencies, most notably the British pound. Our revenues from the rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to certain currencies, most notably the Japanese yen and the Australian dollar, and partially offset by the favorable impact of the U.S. dollar weakening against certain currencies, most notably the euro.
In 2013, our revenues from the United Kingdom were unfavorably impacted by changes in foreign currency exchange rates over the prior year, primarily as the U.S dollar strengthened relative to certain currencies, most notably the British pound. Our revenues from the rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates over the prior year, as the U.S. dollar strengthened relative to certain currencies, most notably the Japanese yen and the Brazilian real, and partially offset by the favorable impact of the U.S. dollar weakening relative to certain currencies, including the euro.

Costs and Expenses
Cost of Revenues
Cost of revenues consists of traffic acquisition costs which are the advertising revenues shared with our Google Network Members and the amounts paid to our distribution partners who distribute our browser or otherwise direct search queries to our website.
Additionally, other cost of revenues (which is the cost of revenues minus traffic acquisition costs) includes the following:

•
Content acquisition costs primarily related to payments to certain content providers from whom we license their video and other content for distribution on YouTube and Google Play (we share most of the fees these sales generate with content providers or pay a fixed fee to these content providers);

•	The expenses associated with the operation of our data centers (including depreciation, labor, energy, and bandwidth costs);

•	Inventory costs for hardware we sell;

•	Stock-based compensation paid to our employees;

•	Credit card and other transaction fees related to processing customer transactions; and

•	Amortization of certain intangible assets.
The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Year Ended December 31,
	2012	2013	2014
Traffic acquisition costs	$10,956	$12,258	$13,497
Other cost of revenues	$6,220	$9,735	$12,194
Total cost of revenues	$17,176	$21,993	$25,691
Cost of revenues as a percentage of revenues	37.3%	39.6%	38.9%

	Year Ended December 31,
	2012	2013	2014
Traffic acquisition costs to Google Network Members	$8,791	$9,293	$9,864
Traffic acquisition costs to distribution partners	2,165	2,965	3,633
Traffic acquisition costs	$10,956	$12,258	$13,497
Traffic acquisition costs as a percentage of advertising revenues	25.1%	24.2%	22.9%
The cost of revenues that we incur related to revenues generated from ads placed through our AdSense program on the websites of our Google Network Members, which is the network of third parties that use our advertising programs to deliver relevant ads with their search results and content, are significantly higher than the costs of revenues we incur related to revenues generated from ads placed on Google websites because most of the advertiser fees from ads served on Google Network Members’ websites are shared with our Google Network Members. For the past five years, growth in advertising revenues from Google websites has generally exceeded that from our Google Network Members’ websites. This had a positive impact on our income from operations during this period.
Cost of revenues increased $3,698 million from 2013 to 2014. The increase was partially due to increases in traffic acquisition costs of $1,239 million resulting from more distribution fees paid for additional traffic directed to Google websites, as well as more advertiser fees paid to Google Network Members, driven primarily by an increase in advertising revenues. The remaining increase was primarily driven by an increase in data center costs, content acquisition costs as a result of increased usage activities related to YouTube and digital content by our users, and revenue share payments to mobile carriers and original equipment manufacturers (OEMs). In addition, the increase was also driven by an impairment charge related to a patent licensing royalty asset acquired in connection with the Motorola acquisition. The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix between Google website revenue and Google Network Members' websites revenue.
Cost of revenues increased $4,817 million from 2012 to 2013. The increase was due to increases in traffic acquisition costs of $1,302 million resulting from more distribution fees paid, more fees paid for additional traffic directed to Google websites, as well as more advertiser fees generated through our AdSense program. The remaining increase was primarily driven by an increase in data center costs, hardware inventory costs as a result of increased hardware sales, content acquisition costs as a result of increased activities related to YouTube and digital content, and revenue share payments to mobile carriers and original equipment manufacturers (OEMs). The decrease in traffic acquisition costs as a percentage of advertising revenues was primarily as a result of a shift of mix between Google website revenue and Google Network Members' websites revenue.
We expect cost of revenues will increase in dollar amount and may increase as a percentage of total revenues in 2015 and future periods, based on a number of factors, including the following:

•	The relative growth rates of revenues from Google websites and from our Google Network Members’ websites;

•	The growth rates of expenses associated with our data center operations, as well as our hardware inventory costs;

•	Increased proportion of other non-advertising revenues as part of our total revenues;

•
Whether we are able to enter into more revenue share arrangements with Google Network Members and distribution partners that provide for lower revenue share obligations or whether increased competition for arrangements with existing and potential Google Network Members and distribution partners results in less favorable revenue share arrangements;

•	Whether we are able to continue to improve the monetization of traffic on Google websites and our Google Network Members' websites; and

•	The relative growth rates of expenses associated with distribution arrangements and the related revenues generated.
Research and Development
The following table presents our R&D expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Year Ended December 31,
	2012	2013	2014
Research and development expenses	$6,083	$7,137	$9,832
Research and development expenses as a percentage of revenues	13.2%	12.9%	14.9%
R&D expenses consist primarily of:

•	Labor and facilities-related costs for employees responsible for R&D in our existing businesses as well as new products and services;

•	Depreciation and equipment-related expenses; and

•	Stock-based compensation expense for employees responsible for R&D.
R&D expenses increased $2,695 million and increased as a percentage of revenues from 2013 to 2014. The increase was primarily due to an increase in labor and facilities-related costs of $1,289 million and an increase in stock-based compensation expense of $559 million, both largely as a result of a 27% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $425 million and an increase in professional services of $371 million due to additional expenses incurred for consulting and outsourced services. R&D expenses increased as a percentage of revenues primarily due to a higher increase in labor and facilities-related costs relative to the increase in revenues.
R&D expenses increased $1,054 million from 2012 to 2013 and as a percentage of revenues remained relatively flat from 2012 to 2013. The increase in expenses was primarily due to an increase in labor and facilities-related costs of $596 million and an increase in stock-based compensation expense of $367 million, both largely as a result of an 18% increase in R&D headcount.
We expect that R&D expenses will increase in dollar amount and may increase as a percentage of revenues in 2015 and future periods.

Sales and Marketing
The following table presents our sales and marketing expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Year Ended December 31,
	2012	2013	2014
Sales and marketing expenses	$5,465	$6,554	$8,131
Sales and marketing expenses as a percentage of revenues	11.9%	11.8%	12.3%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs for our personnel engaged in sales and marketing, sales support, and certain customer service functions;

•	Advertising and promotional expenditures related to our products and services; and

•	Stock-based compensation expense for our employees engaged in sales, sales support, and certain customer service functions.
Sales and marketing expenses increased $1,577 million and increased slightly as a percentage of revenues from 2013 to 2014. The increase was primarily due to an increase in advertising and promotional expenses of $614 million. In addition, there was an increase in labor and facilities-related costs of $571 million and an increase in stock-based compensation expense of $163 million, both largely resulting from a 15% increase in sales and marketing headcount. Sales and marketing expenses increased slightly as a percentage of revenues primarily due to an increase in advertising and promotional expenses relative to the increase in revenues.
Sales and marketing expenses increased $1,089 million from 2012 to 2013 and as a percentage of revenues remained flat from 2012 to 2013. The increase in expenses was primarily due to an increase in advertising and promotional expenses of $674 million, as well as an increase in labor and facilities-related costs of $233 million and an increase in stock-based compensation expense of $103 million, both largely resulting from a 13% increase in sales and marketing headcount.
We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in 2015 and future periods.
General and Administrative
The following table presents our general and administrative expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Year Ended December 31,
	2012	2013	2014
General and administrative expenses	$3,481	$4,432	$5,851
General and administrative expenses as a percentage of revenues	7.6%	8.0%	8.9%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs for personnel in our facilities, finance, human resources, information technology, and legal organizations;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services;

•	Amortization of certain intangible assets; and

•	Stock-based compensation expense.
General and administrative expenses increased $1,419 million and also increased as a percentage of revenues from 2013 to 2014. The increase was primarily due to an increase in labor and facilities-related costs of $576 million and an increase in stock-based compensation expense of $260 million, both largely resulting from a 24% increase in general and administrative headcount. In addition, there was an increase in professional services related expense of $314 million due to higher legal-related costs, as well as additional consulting and outsourced services. General and administrative expenses increased as a percentage of revenues primarily due to an increase in labor and facilities-related costs and stock-based compensation expense relative to the increase in revenues.
General and administrative expenses increased $951 million from 2012 to 2013 and as a percentage of revenues remained relatively flat from 2012 to 2013. The increase in expenses was primarily due to an increase in labor and facilities-related costs of $396 million, largely resulting from a 15% increase in general and administrative headcount, an increase in depreciation and equipment-related expense of $222 million, as well as an increase in amortization of acquired intangible assets of $157 million.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues in 2015 and in future periods.
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense, and stock-based compensation as a percentage of revenues, as reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Year Ended December 31,
	2012	2013	2014
Stock-based compensation	$2,473	$3,127	$4,175
Stock-based compensation as a percentage of revenues	5.4%	5.6%	6.3%
Stock-based compensation increased $1,048 million from 2013 to 2014 and increased slightly as a percentage of revenues. These increases were primarily due to an increased headcount to support our growing business. In addition, we granted additional stock awards to our employees throughout 2014.
Stock-based compensation increased $654 million from 2012 to 2013 and as a percentage of consolidated revenues remained flat from 2012 to 2013. This increase in expenses was primarily due to an increase in headcount to support our growing business.
We estimate stock-based compensation expense to be approximately $4.3 billion in 2015 and $5.5 billion thereafter related to stock awards outstanding as of December 31, 2014. This estimate does not include expenses to be recognized related to stock-based awards granted after December 31, 2014. If forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Interest and Other Income, Net
The following table presents the components included in Interest and Other Income, Net, as reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Year Ended December 31,
	2012	2013	2014
Interest and other income, net	$635	$496	$763
Interest and other income, net as a percentage of revenues	1.4%	0.9%	1.2%
Interest and other income, net, increased $267 million from 2013 to 2014. This increase was primarily driven by realized gains on non-marketable equity investments of $159 million and previously-held equity interests of $126 million, as well as a loss recognized on divestiture of businesses (other than Motorola Home) in 2013. These increases were partially offset by an increase in foreign currency exchange loss of $23 million and a decrease in interest income of $20 million.
Interest and other income, net, decreased $139 million from 2012 to 2013. This decrease was primarily driven by a decrease in the gain on divestiture of businesses (other than Motorola Home) of $245 million and a decrease in the realized gain on investments of $124 million, partially offset by a decrease in foreign currency exchange loss of $135 million and an increase in interest income of $66 million.
The costs of our foreign exchange hedging activities recognized to interest and other income, net, are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, and the volatility of foreign exchange rates.
As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in 2015 and future periods.

Provision for Income Taxes
The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Year Ended December 31,
	2012	2013	2014
Provision for income taxes	$2,916	$2,552	$3,331
Effective tax rate	20.2%	16.1%	19.3%
Our provision for income taxes and our effective tax rate increased from 2013 to 2014, largely due to proportionately more earnings realized in countries that have higher statutory tax rates and more benefit recognized in 2013 relative to 2014 due to the retroactive extension of the 2012 federal research and development credit, offset by a benefit taken on a valuation allowance release related to a capital loss carryforward in 2014.
Our provision for income taxes and our effective tax rate decreased from 2012 to 2013, primarily as a result of proportionately more earnings realized in countries that have lower statutory tax rates, as well as the federal research and development credit related to the American Taxpayer Relief Act of 2012 which was applied in the first quarter of 2013.
A reconciliation of the federal statutory income tax rate to our effective tax rate is set forth in Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We are subject to the continuous examination of our income tax returns by the Internal Revenue Service (IRS) and other domestic and foreign tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. Further information on these issues, the treatment of undistributed foreign earnings and a reconciliation of the federal statutory income tax rate to our effective tax rate can be found in Notes 10 and 14 of Part II, Item 8 of this Annual Report on Form 10-K.
See Critical Accounting Policies and Estimates below for additional information about our provision for income taxes.
Net Income (Loss) from Discontinued Operations
Motorola Mobile
On October 29, 2014, we closed the sale of the Motorola Mobile business to Lenovo for a total purchase price of approximately $2.9 billion (subject to certain adjustments), including $1.4 billion paid at close, comprised of $660 million in cash and $750 million in Lenovo ordinary shares. The remaining $1.5 billion was paid in the form of an interest-free, three-year prepayable promissory note.
We maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including pre-closing patent applications and invention disclosures, which we licensed to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we agreed to indemnify Lenovo for certain potential liabilities of the Motorola Mobile business, for which we recorded a liability of $130 million as of December 31, 2014.
The sale resulted in a gain of $740 million, net of tax, which was presented as part of net income from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2014. Incremental to this net gain, we recognized an additional income of $254 million, net of tax, in connection with certain IP licensing arrangements between the parties, included as part of net income from discontinued operations on the Consolidated Statements of Income for the year ended December 31, 2014.
The financial results of Motorola Mobile through the date of divestiture are presented as net income (loss) from discontinued operations on the Consolidated Statements of Income. The following table presents financial results of the Motorola Mobile business included in net income (loss) from discontinued operations for the years ended December 31, 2012, 2013, and 2014 (in millions):

	Year Ended December 31,
	2012	2013	2014 (1)
Revenues	$4,136	$4,306	$5,486

Loss from discontinued operations before income taxes	(1,083)	(1,403)	(177)
Benefits from/(Provision for) income taxes	318	270	(47)
Gain on disposal	0	0	740
Net (loss) income from discontinued operations	$(765)	$(1,133)	$516
(1) The operating results of Motorola Mobile were included in our Consolidated Statements of Income from January 1, 2014 through October 29, 2014, the date of divestiture.
Motorola Home
On April 17, 2013, we sold the Motorola Home business to Arris.
The financial results of Motorola Home through the date of divestiture are presented as net income (loss) from discontinued operations on the Consolidated Statement of Income. The following table presents financial results of the Motorola Home business included in net income (loss) from discontinued operations for the years ended December 31, 2012 and 2013 (in millions):

	Year Ended December 31,
	2012	2013 (1)
Revenues	$2,028	$804

Loss from discontinued operations before income taxes	(22)	(67)
(Provision for)/Benefits from income taxes	(29)	16
Gain on disposal	0	757
Net (loss) income from discontinued operations	$(51)	$706
(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through April 17, 2013, the date of divestiture.
Quarterly Results of Operations
The following tables presenting our quarterly results of operations should be read in conjunction with the consolidated financial statements and related notes included in Item 8 of this Annual Report on Form 10-K. We have prepared the unaudited information on the same basis as our audited consolidated financial statements. Our operating results for any quarter are not necessarily indicative of results for any future quarters or for a full year. Please note that previously reported quarters have been adjusted to show discontinued operations for the sale of the Motorola Mobile and Motorola Home businesses. In addition, per share amounts for the previously reported quarters below have been retroactively adjusted to reflect the Stock Split. Please see Note 1 and Note 12 of Part II, Item 8 of this Annual Report on Form 10-K for additional information on the Stock Split.
The following table presents our unaudited quarterly results of operations for the eight quarters ended December 31, 2014. This table includes all adjustments, consisting only of normal recurring adjustments, that we consider necessary for fair presentation of our consolidated financial position and operating results for the quarters presented. Both seasonal fluctuations in internet usage and traditional retail seasonality have affected, and are likely to continue to affect, our business. Internet usage generally slows during the summer months, and commercial queries typically increase significantly in the fourth quarter of each year. These seasonal trends have caused and will likely continue to cause, fluctuations in our quarterly results, including fluctuations in sequential revenue growth rates.

	Quarter Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
	(In millions, except per share amounts) (unaudited)
Consolidated Statements of Income Data:
Revenues	$12,951	$13,107	$13,754	$15,707	$15,420	$15,955	$16,523	$18,103
Costs and expenses:
Cost of revenues	5,136	5,195	5,409	6,253	5,961	6,114	6,695	6,921
Research and development	1,617	1,766	1,821	1,933	2,126	2,238	2,655	2,813
Sales and marketing	1,435	1,583	1,628	1,908	1,729	1,941	2,084	2,377
General and administrative	1,015	1,098	1,135	1,184	1,489	1,404	1,365	1,593
Total costs and expenses	9,203	9,642	9,993	11,278	11,305	11,697	12,799	13,704
Income from operations	3,748	3,465	3,761	4,429	4,115	4,258	3,724	4,399
Interest and other income, net	134	236	14	112	357	145	133	128
Income from continuing operations before income taxes	3,882	3,701	3,775	4,541	4,472	4,403	3,857	4,527
Provision for income taxes	354	927	612	659	822	913	859	737
Net income from continuing operations	$3,528	$2,774	$3,163	$3,882	$3,650	$3,490	$2,998	$3,790
Net income (loss) from discontinued operations	(182)	454	(193)	(506)	(198)	(68)	(185)	967
Net income	$3,346	$3,228	$2,970	$3,376	$3,452	$3,422	$2,813	$4,757
Net income (loss) per share - basic:
Continuing operations	$5.34	$4.17	$4.74	$5.80	$5.42	$5.17	$4.42	$5.58
Discontinued operations	(0.28)	0.68	(0.29)	(0.76)	(0.29)	(0.10)	(0.27)	1.43
Net income per share - basic	$5.06	$4.85	$4.45	$5.04	$5.13	$5.07	$4.15	$7.01
Net income (loss) per share - diluted:
Continuing operations	$5.24	$4.10	$4.66	$5.69	$5.33	$5.09	$4.36	$5.50
Discontinued operations	(0.27)	0.67	(0.28)	(0.74)	(0.29)	(0.10)	(0.27)	1.41
Net income per share - diluted	$4.97	$4.77	$4.38	$4.95	$5.04	$4.99	$4.09	$6.91

The following table presents our unaudited quarterly results of operations as a percentage of revenues for the eight quarters ended December 31, 2014:

	Quarter Ended
	Mar 31, 2013	Jun 30, 2013	Sep 30, 2013	Dec 31, 2013	Mar 31, 2014	Jun 30, 2014	Sep 30, 2014	Dec 31, 2014
Revenues	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Costs and expenses:
Cost of revenues	39.7	39.6	39.3	39.8	38.7	38.3	40.5	38.2
Research and development	12.5	13.5	13.2	12.3	13.8	14.0	16.1	15.5
Sales and marketing	11.1	12.1	11.8	12.1	11.2	12.2	12.6	13.1
General and administrative	7.8	8.4	8.3	7.5	9.7	8.8	8.3	8.8
Total costs and expenses	71.1	73.6	72.6	71.7	73.4	73.3	77.5	75.6
Income from operations	28.9	26.4	27.4	28.3	26.6	26.7	22.5	24.3
Interest and other income, net	1.0	1.8	0.1	0.7	2.3	0.9	0.8	0.7
Income from continuing operations before income taxes	29.9	28.2	27.5	29.0	28.9	27.6	23.3	25.0
Provision for income taxes	2.7	7.1	4.4	4.2	5.3	5.7	5.2	4.1
Net income from continuing operations	27.2%	21.1%	23.1%	24.8%	23.6%	21.9%	18.1%	20.9%
Net income (loss) from discontinued operations	(1.4)	3.5	(1.4)	(3.2)	(1.3)	(0.4)	(1.1)	5.3
Net income	25.8%	24.6%	21.7%	21.6%	22.3%	21.5%	17.0%	26.2%
Capital Resources and Liquidity
Capital Resources
As of December 31, 2014, we had $64.4 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, fixed-income bond funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public, which we generally dispose of when restrictions are lifted.
As of December 31, 2014, $38.7 billion of the $64.4 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. As of December 31, 2014, we had unused letters of credit of approximately $842 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions, increase our capital expenditures, or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2014, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that matures at various dates through April 2015. Average commercial paper borrowings during the year were $2.1 billion and the maximum amount outstanding during the year was $2.4 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2014, we were in compliance with the financial covenant in the credit facility and no amounts were outstanding.
In May 2011, we issued $3.0 billion of unsecured senior notes (2011 Notes) in three equal tranches, due in 2014, 2016, and 2021. The net proceeds from the sale of the 2011 Notes were used to repay a portion of our outstanding commercial paper and for general corporate purposes. In February 2014, we issued $1.0 billion of unsecured senior notes (2014 Notes) due in 2024, which was used to repay $1.0 billion of the first tranche of our 2011 Notes that matured in May 2014 and for general corporate purposes.
As of December 31, 2014, the 2011 and 2014 notes had a total carrying value of $3.0 billion and a total estimated fair value of $3.1 billion. We are not subject to any financial covenants under the notes.
In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028 with an option to purchase in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of December 31, 2014.
Liquidity
For 2012, 2013 and 2014, our cash flows were as follows (in millions):

	Year Ended December 31,
	2012	2013	2014
Net cash provided by operating activities	$16,619	$18,659	$22,376
Net cash used in investing activities	(13,056)	(13,679)	(21,055)
Net cash provided by (used in) financing activities	1,229	(857)	(1,439)
Cash Provided by Operating Activities
Our largest source of cash provided by our operations is advertising revenues generated by Google websites and Google Network Members' websites. Additionally, we generate cash through sales of digital content and licensing payments. Prior to its divestiture, we also generated cash from sales of hardware products related to the Motorola Mobile business.
Our primary uses of cash from our operating activities include payments to our Google Network Members and distribution partners, and payments for content acquisition costs. Prior to the sale of the Motorola Mobile business, our use of cash also included payment for manufacturing and inventory-related costs in the Motorola Mobile business. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures, and income taxes.
Net cash provided by operating activities increased from 2013 to 2014 primarily due to increased net income adjusted for depreciation and loss on disposal of property and equipment and stock-based compensation expense, and a net increase in cash from changes in working capital primarily driven by changes in prepaid revenue share, expenses, and other assets.
Net cash provided by operating activities increased from 2012 to 2013 primarily due to increased net income adjusted for gain on divestiture of businesses, depreciation and amortization expense on property and equipment, stock-based compensation expense, and amortization of intangible assets. These increases were partially offset by the net decrease in cash from changes in working capital primarily as a result of a decrease in income taxes, an increase in accounts receivable and inventories, offset by an increase in accounts payable.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, as well as acquisitions and divestitures of businesses and intangible assets. Our cash provided or used in investing activities includes purchases, maturities, and sales of marketable securities in our investment portfolio and our investments in reverse repurchase agreements and the cash collateral received or returned from our securities lending program.
Cash used in investing activities increased from 2013 to 2014 primarily due to increases in capital expenditures related to our production equipment, data centers, and real estate purchases, higher spend related to acquisitions, and lower proceeds received in 2014 from divestiture of businesses compared to 2013. This increase was partially offset by a net decrease in purchases of marketable securities.

Cash used in investing activities increased from 2012 to 2013 primarily due to a net increase in purchases of marketable securities and an increase in capital expenditures primarily related to our production equipment, data centers, and real estate purchases. This increase was partially offset by lower spend related to acquisitions and an increase in proceeds received from divestiture of businesses.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash used in financing activities increased from 2013 to 2014 primarily driven by an increase in net payments related to stock-based award activities, offset partially by a decrease in net cash payments related to debt.
Cash used in financing activities increased from 2012 to 2013 primarily driven by an increase in net cash payments related to debt and, to a lesser extent, an increase in net payments for stock-based award activities.
Contractual Obligations as of December 31, 2014

	Payments Due By Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in millions)
Operating lease obligations, net of sublease income amounts	$6,183	$598	$1,256	$1,172	$3,157
Purchase obligations	2,700	1,735	465	154	346
Long-term debt obligations, including capital lease obligations	3,843	107	1,390	140	2,206
Possible Adjustment Payment to Class C capital stockholders	593	593	0	0	0
Other long-term liabilities reflected on our balance sheet	954	212	441	89	212
Total contractual obligations	$14,273	$3,245	$3,552	$1,555	$5,921
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring primarily between 2015 and 2063. We are committed to pay a portion of the related operating expenses under certain of these lease agreements. These operating expenses are not included in the above table. Certain of these leases have free or escalating rent payment provisions. We recognize rent expense under such leases on a straight-line basis over the term of the lease. Certain leases have adjustments for market provisions. In October 2014, we entered into certain non-cancelable office lease agreements with original lease periods expiring between 2027 and 2028 where we will be the deemed owner for accounting purposes of new construction projects. Future minimum lease payments under the leases total approximately $1.0 billion, of which $250 million is included on the Consolidated Balance Sheet as of December 31, 2014 as a an asset and corresponding non-current liability, which represents our estimate of construction costs incurred, and the balance of which is included in the schedule above.
Purchase Obligations
Purchase obligations represent non-cancelable contractual obligations as of December 31, 2014. These contracts are primarily related to video and other content licensing revenue sharing arrangements, data center operations and facility build-outs, as well as purchase of inventory.
Long-term Debt Obligations
Long-term debt obligations represent principal and interest payments to be made over the life of our unsecured senior notes issued in May 2011 and May 2014, and our capital lease obligation incurred in August 2013. Please see Note 3 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for further details.
Possible Adjustment Payment to Class C Capital Stockholders
In accordance with a settlement of litigation involving the authorization to distribute the Class C capital stock, we may be obligated to make a payment (the Possible Adjustment Payment) to holders of the Class C capital stock if, on a volume-weighted average basis, the Class C capital stock trades below the Class A common stock during the first

365 days following the first date the Class C shares traded on NASDAQ (the Lookback Period), payable in cash, Class A common stock, Class C capital stock, or a combination thereof, at the discretion of the board of directors. Had we been obligated to make a payment based on the Volume Weighted Average Price (VWAP) of the Class A and Class C shares from April 3, 2014 through December 31, 2014, the monetary value of the Possible Adjustment Payment would have been approximately $593 million as of December 31, 2014. Please see Note 12 of Part II, Item 8 of this Annual Report on Form 10-K for additional information related to the Possible Adjustment Payment.
Other Long-Term Liabilities
Other long-term liabilities represent cash obligations recorded on our consolidated balance sheets, including the short-term portion of these long-term liabilities and consist primarily of payments owed in connection with certain investments and asset retirement obligations.
In addition to the amounts above, we had long-term taxes payable of $3.4 billion as of December 31, 2014 related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes. As a result, this amount is not included in the above table.
Off-Balance Sheet Arrangements
As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the SEC, that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues, or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to investors.
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
Please see Note 1 of Part II, Item 8 of this Annual Report on Form 10-K for the summary of significant accounting policies.
Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes.
Although we believe we have adequately reserved for our uncertain tax positions, no assurance can be given that the final tax outcome of these matters will not be different. We adjust these reserves in light of changing facts and circumstances, such as the closing of a tax audit or the refinement of an estimate. To the extent that the final tax outcome of these matters is different than the amounts recorded, such differences will impact the provision for income taxes and the effective tax rate in the period in which such determination is made. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate, as well as the related net interest and penalties. In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities which may assert assessments against us. We regularly assess the likelihood of adverse outcomes resulting from these examinations and assessments to determine the adequacy of our provision for income taxes.
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
Other estimates associated with the accounting for acquisitions may change as additional information becomes available regarding the assets acquired and liabilities assumed, as more fully discussed in Note 5 of Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Goodwill
Goodwill is allocated to reporting units expected to benefit from the business combination. We test goodwill for impairment at the reporting unit level at least annually, or more frequently if events or changes in circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Goodwill impairment tests require judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. As of December 31, 2014, no impairment of goodwill has been identified.
Long-lived Assets
Long-lived assets, including property and equipment, long-term prepayments, and intangible assets, excluding goodwill, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows independent of other assets. An impairment loss would be recognized when estimated undiscounted future cash flows generated from the assets are less than their carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset group over its fair value.
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
Foreign Currency Exchange Risk
We transact business globally in multiple currencies. Our international revenues, as well as costs and expenses denominated in foreign currencies, expose us to the risk of fluctuations in foreign currency exchange rates against the US dollar. We are a net receiver of foreign currencies and therefore benefit from a weakening of the U.S. dollar and are adversely affected by a strengthening of the U.S. dollar relative to the foreign currency. As of December 31, 2014, our most significant currency exposures are the British pound, Euro, and Japanese Yen.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% could be experienced in the near term. If the U.S. dollar weakened by 20% at December 31, 2013 and 2014, the amount recorded in AOCI related to our foreign exchange options before tax effect would have been approximately $4 million and $686 million lower at December 31, 2013 and December 31, 2014, and the total amount of expense recorded as interest and other income, net, would have been approximately $123 million and $90 million higher in the years ended December 31, 2013 and December 31, 2014. If the U.S. dollar strengthened by 20% at December 31, 20013 and December 31, 2014, the amount recorded in accumulated AOCI related to our foreign exchange options before tax effect would have been approximately $1.7 billion and $2.5 billion higher at December 31, 2013 and December 31, 2014, and the total amount of expense recorded as interest and other income, net, would have been approximately $120 million and $164 million higher in the years ended December 31, 2013 and December 31, 2014.
In addition, we use foreign exchange forward contracts to offset the foreign exchange risk on our assets and liabilities denominated in currencies other than the local currency of the subsidiary. These forward contracts reduce, but do not entirely eliminate the impact of currency exchange rate movements on our assets and liabilities. The foreign currency gains and losses on the assets and liabilities are recorded in "Interest and other income, net," which are offset by the gains and losses on the forward contracts.
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $52 million and $93 million at December 31, 2013 and December 31, 2014. The adverse impact at December 31, 2013 and December 31, 2014 is after consideration of the offsetting effect of approximately $853 million and $948 million from foreign exchange contracts in place for the months of December 31, 2013 and December 31, 2014. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in fixed rate securities including those of the U.S. government and its agencies, corporate debt securities, mortgage-backed securities, money market and other funds, asset backed securities, municipal securities, time deposits and debt instruments issued by foreign governments. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of December 31, 2013 and December 31, 2014, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to the fixed interest rates on our debt securities. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for as hedges at fair value with changes in fair value recorded in Interest and other income, net.

We considered the historical volatility of short-term interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities of approximately $1.0 billion and $1.2 billion at December 31, 2013 and December 31, 2014, after taking into consideration the offsetting effect from interest rate derivative contracts outstanding as of December 31, 2013 and December 31, 2014.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Google Inc.
The supplementary financial information required by this Item 8 is included in Item 7 under the caption “Quarterly Results of Operations.”

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Google Inc.
We have audited the accompanying consolidated balance sheets of Google Inc. as of December 31, 2013 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Google Inc. as of December 31, 2013 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Google Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 6, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of Google Inc.
We have audited Google Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Google Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Google Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Google Inc. as of December 31, 2013 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 of Google Inc. and our report dated February 6, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, California
February 6, 2015

Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands, and par value per share amounts)

	As of December 31, 2013	As of December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$18,898	$18,347
Marketable securities	39,819	46,048
Total cash, cash equivalents, and marketable securities (including securities loaned of $5,059 and $4,058)	58,717	64,395
Accounts receivable, net of allowance of $631 and $225	8,882	9,383
Receivable under reverse repurchase agreements	100	875
Deferred income taxes, net	1,526	1,322
Income taxes receivable, net	408	1,298
Prepaid revenue share, expenses and other assets	3,253	3,412
Total current assets	72,886	80,685
Prepaid revenue share, expenses and other assets, non-current	1,976	3,280
Non-marketable equity investments	1,976	3,079
Property and equipment, net	16,524	23,883
Intangible assets, net	6,066	4,607
Goodwill	11,492	15,599
Total assets	$110,920	$131,133
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,453	$1,715
Short-term debt	3,009	2,009
Accrued compensation and benefits	2,502	3,069
Accrued expenses and other current liabilities	3,755	4,434
Accrued revenue share	1,729	1,952
Securities lending payable	1,374	2,778
Deferred revenue	1,062	752
Income taxes payable, net	24	96
Total current liabilities	15,908	16,805
Long-term debt	2,236	3,228
Deferred revenue, non-current	139	104
Income taxes payable, non-current	2,638	3,407
Deferred income taxes, net, non-current	1,947	1,971
Other long-term liabilities	743	1,118
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 671,664 (Class A 279,325, Class B 56,507, Class C 335,832) and par value of $672 (Class A $279, Class B $57, Class C $336) and 680,172 (Class A 286,560, Class B 53,213, Class C 340,399) and par value of $680 (Class A $287, Class B $53, Class C $340) shares issued and outstanding	25,922	28,767
Accumulated other comprehensive income	125	27
Retained earnings	61,262	75,706
Total stockholders’ equity	87,309	104,500
Total liabilities and stockholders’ equity	$110,920	$131,133
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Year Ended December 31,
	2012	2013	2014
Revenues	$46,039	$55,519	$66,001
Costs and expenses:
Cost of revenues (1)	17,176	21,993	25,691
Research and development (1)	6,083	7,137	9,832
Sales and marketing (1)	5,465	6,554	8,131
General and administrative (1)	3,481	4,432	5,851
Total costs and expenses	32,205	40,116	49,505
Income from operations	13,834	15,403	16,496
Interest and other income, net	635	496	763
Income from continuing operations before income taxes	14,469	15,899	17,259
Provision for income taxes	2,916	2,552	3,331
Net income from continuing operations	$11,553	$13,347	$13,928
Net income (loss) from discontinued operations	(816)	(427)	516
Net income	$10,737	$12,920	$14,444
Net income (loss) per share - basic:
Continuing operations	$17.66	$20.05	$20.61
Discontinued operations	(1.25)	(0.64)	0.76
Net income (loss) per share - basic	$16.41	$19.41	$21.37
Net income (loss) per share - diluted:
Continuing operations	$17.39	$19.70	$20.27
Discontinued operations	(1.23)	(0.63)	0.75
Net income (loss) per share - diluted	$16.16	$19.07	$21.02

Shares used in per share calculation - basic	654,426	665,692	675,935
Shares used in per share calculation - diluted	664,610	677,618	687,070

(1) Includes stock-based compensation expense as follows:
Cost of revenues	$359	$469	$535
Research and development	1,274	1,641	2,200
Sales and marketing	449	552	715
General and administrative	391	465	725
Discontinued operations	219	216	104
Total stock-based compensation expense	$2,692	$3,343	$4,279
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2012	2013	2014
Net income	$10,737	$12,920	$14,444
Other comprehensive income (loss):
Change in foreign currency translation adjustment	75	89	(996)
Available-for-sale investments:
Change in net unrealized gains (losses)	493	(392)	505
Less: reclassification adjustment for net gains included in net income	(216)	(162)	(134)
Net change (net of tax effect of $68, $212, $60)	277	(554)	371
Cash flow hedges:
Change in unrealized gains	47	112	651
Less: reclassification adjustment for gains included in net income	(137)	(60)	(124)
Net change (net of tax effect of $53, $30, $196)	(90)	52	527
Other comprehensive income (loss)	262	(413)	(98)
Comprehensive income	$10,999	$12,507	$14,346
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In millions, except for share amounts which are reflected in thousands)

	Class A and Class B Common Stock, Class C Capital Stock and Additional Paid-In Capital		Accumulated Other Comprehensive Income	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2011	649,790	$20,264	$276	$37,605	$58,145
Common stock issued	10,168	736	0	0	736
Stock-based compensation expense		2,692	0	0	2,692
Stock-based compensation tax benefits		166	0	0	166
Tax withholding related to vesting of restricted stock units		(1,023)	0	0	(1,023)
Net income		0	0	10,737	10,737
Other comprehensive income		0	262	0	262
Balance at December 31, 2012	659,958	22,835	538	48,342	71,715
Common stock issued	11,706	1,174	0	0	1,174
Stock-based compensation expense		3,343	0	0	3,343
Stock-based compensation tax benefits		449	0	0	449
Tax withholding related to vesting of restricted stock units		(1,879)	0	0	(1,879)
Net income		0	0	12,920	12,920
Other comprehensive income		0	(413)	0	(413)
Balance at December 31, 2013	671,664	25,922	125	61,262	87,309
Common and capital stock issued	8,508	465	0	0	465
Stock-based compensation expense		4,279	0	0	4,279
Stock-based compensation tax benefits		625	0	0	625
Tax withholding related to vesting of restricted stock units		(2,524)	0	0	(2,524)
Net income		0	0	14,444	14,444
Other comprehensive income		0	(98)	0	(98)
Balance at December 31, 2014	680,172	$28,767	$27	$75,706	$104,500
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2012	2013	2014
Operating activities
Net income	$10,737	$12,920	$14,444
Adjustments:
Depreciation expense and loss on disposal of property and equipment	1,988	2,781	3,523
Amortization and impairment of intangible and other assets	974	1,158	1,456
Stock-based compensation expense	2,692	3,343	4,279
Excess tax benefits from stock-based award activities	(188)	(481)	(648)
Deferred income taxes	(266)	(437)	(104)
Gain on divestiture of businesses	(188)	(700)	(740)
Gain on equity interest	0	0	(126)
Gain on sale of non-marketable equity investments	0	0	(159)
Other	(28)	106	87
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(787)	(1,307)	(1,641)
Income taxes, net	1,492	401	283
Prepaid revenue share, expenses and other assets	(532)	(930)	459
Accounts payable	(499)	605	436
Accrued expenses and other liabilities	762	713	757
Accrued revenue share	299	254	245
Deferred revenue	163	233	(175)
Net cash provided by operating activities	16,619	18,659	22,376
Investing activities
Purchases of property and equipment	(3,273)	(7,358)	(10,959)
Purchases of marketable securities	(33,410)	(45,444)	(56,310)
Maturities and sales of marketable securities	35,180	38,314	51,315
Investments in non-marketable equity investments	(696)	(569)	(1,227)
Cash collateral related to securities lending	(334)	(299)	1,403
Investments in reverse repurchase agreements	45	600	(775)
Proceeds from divestiture of businesses	0	2,525	386
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(10,568)	(1,448)	(4,888)
Net cash used in investing activities	(13,056)	(13,679)	(21,055)
Financing activities
Net payments related to stock-based award activities	(287)	(781)	(2,069)
Excess tax benefits from stock-based award activities	188	481	648
Proceeds from issuance of debt, net of costs	16,109	10,768	11,625
Repayments of debt	(14,781)	(11,325)	(11,643)
Net cash provided by (used in) financing activities	1,229	(857)	(1,439)
Effect of exchange rate changes on cash and cash equivalents	3	(3)	(433)
Net increase (decrease) in cash and cash equivalents	4,795	4,120	(551)
Cash and cash equivalents at beginning of period	9,983	14,778	18,898
Cash and cash equivalents at end of period	$14,778	$18,898	$18,347
Supplemental disclosures of cash flow information
Cash paid for taxes	$2,034	$1,932	$2,819
Cash paid for interest	$74	$72	$86
Non-cash investing and financing activities:
Receipt of notes receivable in connection with the divestiture of Motorola Mobile	$0	$0	$1,314
Receipt of Lenovo shares in connection with the divestiture of Motorola Mobile	$0	$0	$750
Receipt of Arris shares in connection with the divestiture of Motorola Home	$0	$175	$0
Fair value of stock-based awards assumed in connection with the acquisition of Motorola	$41	$0	$0
Leases recorded on the balance sheet during the period	$0	$258	$250
See accompanying notes.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Google Inc. and Summary of Significant Accounting Policies
Nature of Operations
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On April 17, 2013, we sold the Motorola Home business (Motorola Home) to Arris Group, Inc. (Arris). The financial results of Motorola Home are presented as net income (loss) from discontinued operations on the Consolidated Statements of Income for the years ended December 31, 2012 and 2013. See Note 8 for further discussion of the sale.
On April 2, 2014, we completed a two-for-one stock split effected in the form of a stock dividend (the Stock Split). All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the Stock Split. See Notes 11 and 12 for additional information about the Stock Split.
On October 29, 2014, we sold the Motorola Mobile business (Motorola Mobile) to Lenovo Group Limited (Lenovo). The financial results of Motorola Mobile are presented as net income (loss) from discontinued operations on the Consolidated Statements of Income for the years ended December 31, 2012, 2013, and 2014. See Note 8 for further discussion of the sale.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our subsidiaries. All intercompany balances and transactions have been eliminated.
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. Generally Accepted Accounting Principles (GAAP) requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and the accompanying notes. Actual results could differ materially from these estimates. On an ongoing basis, we evaluate our estimates, including those related to the accounts receivable and sales allowances, fair values of financial instruments, intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, and contingent liabilities, among others. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.
Revenue Recognition
The following table presents our revenues by revenue source (in millions):

	Year Ended December 31,
	2012	2013	2014
Advertising revenues:
Google websites	$31,221	$37,422	$45,085
Google Network Members' websites	12,465	13,125	13,971
Total advertising revenues	43,686	50,547	59,056
Other revenues	2,353	4,972	6,945
Revenues	$46,039	$55,519	$66,001
We generate revenues primarily by delivering both performance advertising and brand advertising, and we recognize revenues when the services or products have been provided or delivered, the fees we charge are fixed or determinable, we and our advertisers or other customers understand the specific nature and terms of the agreed upon transactions, and collectability is reasonably assured.
Performance advertising creates and delivers relevant ads that users will click, leading to direct engagement with advertisers. Most of our performance advertisers pay us on a cost-per-engagement basis, for example, when a user engages in their ads. Brand advertising enhances users’ awareness of and affinity with advertisers’ products and services, through videos, text, images, and other ads that run across various devices.

Google AdWords is our auction-based advertising program that enables performance advertisers to place text-based and display ads on Google websites and our Google Network Members’ websites. Google AdSense refers to the online programs through which we distribute our advertisers’ AdWords ads for display on our Google Network Members’ websites. Most of our customers pay us on a cost-per-click basis, which means that an advertiser pays us only when a user clicks on one of its ads. We also offer advertising on a cost-per-impression basis that enables our brand advertisers to pay us based on the number of times their ads display on Google websites and our Google Network Members’ websites as specified by the advertisers.
We recognize as revenues the fees charged to advertisers each time a user clicks on one of the ads that appears next to the search results or content on Google websites or our Google Network Members’ websites. For those advertisers using our cost-per-impression pricing, we recognize as revenues the fees charged to advertisers each time their ads are displayed on Google websites or our Google Network Members’ websites. We report our Google AdSense revenues on a gross basis principally because we are the primary obligor to our advertisers.
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
For the sale of certain third-party products and services, we evaluate whether it is appropriate to recognize revenue based on the gross amount billed to the customers or the net amount earned as revenue share. Generally, when we are primarily obligated in a transaction, are subject to inventory risk or have latitude in establishing prices, or have several but not all of these indicators, revenue is recorded on a gross basis. We generally record the net amounts as revenue earned if we are not primarily obligated and do not have inventory risk or latitude in establishing prices. Such amounts earned are typically determined using a fixed percentage, a fixed fee, or a combination of the two.
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
Cost of Revenues
Cost of revenues consists of traffic acquisition costs which are the advertising revenues shared with our Google Network Members and the amounts paid to our distribution partners who distribute our browser or otherwise direct search queries to our website.
Additionally, other costs of revenues includes the following:

•
Content acquisition costs primarily related to payments to certain content providers from whom we license their video and other content for distribution on YouTube and Google Play (We share most of the fees these sales generate with content providers or pay a fixed fee to these content providers);

•	The expenses associated with the operation of our data centers (including depreciation, labor, energy, and bandwidth costs);

•	Inventory costs for hardware we sell;

•	Stock-based compensation paid to our employees;

•	Credit card and other transaction fees related to processing customer transactions; and

•	Amortization of certain intangible assets.
Stock-based Compensation
Restricted stock units (RSUs) are measured based on the fair market values of the underlying stock on the dates of grant. Shares are issued on the vesting dates net of the minimum statutory tax withholding requirements to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. We record the liability for withholding amounts to be paid by us primarily as a reduction to additional paid-in capital when paid.
For stock option awards outstanding in the periods presented, we determined fair value using the Black-Scholes-Merton (BSM) option pricing model on the dates of grant.
We recognize stock-based compensation using the straight-line method over the vesting period.
We include as part of cash flows from financing activities the benefits of tax deductions in excess of the tax-effected compensation of the related stock-based awards for options exercised and RSUs vested during the period. During the years ended December 31, 2012, 2013, and 2014, the amount of cash received from the exercise of stock options was $736 million, $1,174 million, and $465 million, respectively, and the total direct tax benefit realized, including the excess tax benefit, from stock-based award activities was $747 million, $1,195 million, and $1,356 million, respectively. We have elected to account for the indirect effects of stock-based awards -- primarily the research and development tax credit -- through the Consolidated Statements of Income.
For the years ended December 31, 2012, 2013, and 2014, we recognized stock-based compensation expense from continuing operations and related tax benefits of $2,473 million and $545 million, $3,127 million and $685 million, and $4,175 million and $867 million, respectively. Additionally, net income (loss) from discontinued operations for the years ended December 31, 2012, 2013, and 2014, includes stock-based compensation expense and related tax benefits of $219 million and $57 million, $216 million and $59 million, and $104 million and $30 million, respectively.
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
Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash equivalents, marketable securities, foreign exchange contracts, and accounts receivable. Cash equivalents and marketable securities consist primarily of time deposits, money market and other funds, including cash collateral received related to our securities lending program, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments and municipalities in the U.S., corporate securities, mortgage-backed securities, and asset-backed securities. Foreign exchange contracts are transacted with various financial institutions with high credit standing. Accounts receivable are typically unsecured and are derived from revenues earned from customers located around the world. In 2012, 2013, and 2014, we generated approximately 46%, 45%, and 43% of our revenues from customers based in the U.S., with the majority of customers outside of the U.S. located in Europe and Japan. We perform ongoing evaluations to determine customer credit and we limit the amount of credit we extend, but generally we do not require collateral from our customers. We maintain reserves for estimated credit losses and these losses have generally been within our expectations.
No individual customer or groups of affiliated customers represented more than 10% of our revenues in 2012, 2013, or 2014.
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
We determine the appropriate classification of our investments in marketable securities at the time of purchase and reevaluate such designation at each balance sheet date. We have classified and accounted for our marketable securities as available-for-sale. We may or may not hold securities with stated maturities greater than 12 months until maturity. After consideration of our risk versus reward objectives, as well as our liquidity requirements, we may sell these securities prior to their stated maturities. As we view these securities as available to support current operations, we classify securities with maturities beyond 12 months as current assets under the caption marketable securities in the accompanying Consolidated Balance Sheets. We carry these securities at fair value, and report the unrealized gains and losses, net of taxes, as a component of stockholders’ equity, except for unrealized losses determined to be other-than-temporary, which we record within interest and other income, net. We determine any realized gains or losses on the sale of marketable securities on a specific identification method, and we record such gains and losses as a component of interest and other income, net.
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
Accounts Receivable
We record accounts receivable at the invoiced amount and we normally do not charge interest. We maintain an allowance for doubtful accounts to reserve for potentially uncollectible receivables. We review the accounts receivable by amounts due by customers which are past due to identify specific customers with known disputes or collectability issues. In determining the amount of the reserve, we make judgments about the creditworthiness of significant customers based on ongoing credit evaluations. We also maintain a sales allowance to reserve for potential credits issued to customers. We determine the amount of the reserve based on historical credits issued.
Property and Equipment
We account for property and equipment at cost less accumulated depreciation and amortization. We compute depreciation using the straight-line method over the estimated useful lives of the assets, generally two to five years. We depreciate buildings over periods up to 25 years. We amortize leasehold improvements over the shorter of the remaining lease term or the estimated useful lives of the assets. Construction in progress is related to the construction or development of property and equipment that have not yet been placed in service for our intended use. Depreciation for equipment commences once it is placed in service and depreciation for buildings and leasehold improvements commences once they are ready for our intended use. Land is not depreciated.
Software Development Costs
We expense software development costs, including costs to develop software products or the software component of products to be marketed to external users, before technological feasibility of such products is reached. We have determined that technological feasibility is reached shortly before the release of those products and as a result, the development costs incurred after the establishment of technological feasibility and before the release of those products are not material.
Software development costs also include costs to develop software programs to be used solely to meet our internal needs and cloud based applications used to deliver our services. We capitalize development costs related to these software applications once the preliminary project stage is complete and it is probable that the project will be completed and the software will be used to perform the function intended. Costs capitalized for developing such software applications were not material for the periods presented.
Business Combinations
We include the results of operations of the businesses that we acquire as of the respective dates of acquisition. We allocate the fair value of the purchase price of our acquisitions to the assets acquired and liabilities assumed based on their estimated fair values. The excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities is recorded as goodwill.
Long-Lived Assets Including Goodwill and Other Acquired Intangible Assets
We review property and equipment, long-term prepayments and intangible assets, excluding goodwill, for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. We measure recoverability of these assets by comparing the carrying amounts to the future undiscounted cash flows that the assets or the asset group are expected to generate. If the assets are considered to be impaired, the impairment to be recognized equals the amount by which the carrying value of the asset exceeds its fair market value. In 2014, we recorded impairments of intangible assets, including an impairment of $378 million in the third quarter of 2014 related to a patent licensing royalty asset.
We test our goodwill for impairment at least annually, or more frequently if events or changes in circumstances indicate that the asset may be impaired. No goodwill impairment has been identified in any of the years presented.
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
Foreign Currency
Generally, the functional currency of our international subsidiaries is the local currency. We translate the financial statements of these subsidiaries to U.S. dollars using month-end rates of exchange for assets and liabilities, and average rates for the annual period derived from month-end spot rates for revenues, costs, and expenses. We record translation gains and losses in accumulated other comprehensive income as a component of stockholders’ equity. We reflect net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to functional currency as a component of foreign currency exchange losses in interest and other income, net.
Advertising and Promotional Expenses
We expense advertising and promotional costs in the period in which they are incurred. For the years ended December 31, 2012, 2013 and 2014, advertising and promotional expenses totaled approximately $1,992 million, $2,389 million, and $3,004 million.
Recent Accounting Pronouncements
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
Prior Period Reclassifications
Reclassifications of prior period amounts related to discontinued operations as a result of the sale of Motorola Home and Motorola Mobile businesses, and share and per share amounts due to the Stock Split have been made to conform to the current period presentation.
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
Cash, Cash Equivalents, and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2013 and December 31, 2014 (in millions):

	As of December 31, 2013
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,909	$0	$0	$9,909	$9,909	$0
Level 1:
Money market and other funds	4,428	0	0	4,428	4,428	0
U.S. government notes	18,276	23	(37)	18,262	2,501	15,761
Marketable equity securities	197	167	0	364	0	364
	22,901	190	(37)	23,054	6,929	16,125
Level 2:
Time deposits(1)	1,207	0	0	1,207	790	417
Money market and other funds(2)	1,270	0	0	1,270	1,270	0
U.S. government agencies	4,575	3	(3)	4,575	0	4,575
Foreign government bonds	1,502	5	(26)	1,481	0	1,481
Municipal securities	2,904	9	(36)	2,877	0	2,877
Corporate debt securities	7,300	162	(67)	7,395	0	7,395
Agency residential mortgage-backed securities	5,969	27	(187)	5,809	0	5,809
Asset-backed securities	1,142	0	(2)	1,140	0	1,140
	25,869	206	(321)	25,754	2,060	23,694
Total	$58,679	$396	$(358)	$58,717	$18,898	$39,819

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,863	$0	$0	$9,863	$9,863	$0
Level 1:
Money market and other funds	2,532	0	0	2,532	2,532	0
U.S. government notes	15,320	37	(4)	15,353	1,128	14,225
Marketable equity securities	988	428	(64)	1,352	0	1,352
	18,840	465	(68)	19,237	3,660	15,577
Level 2:
Time deposits(1)	2,409	0	0	2,409	2,309	100
Money market and other funds(2)	1,762	0	0	1,762	1,762	0
Fixed-income bond funds(3)	385	0	(38)	347	0	347
U.S. government agencies	2,327	8	(1)	2,334	750	1,584
Foreign government bonds	1,828	22	(10)	1,840	0	1,840
Municipal securities	3,370	33	(6)	3,397	3	3,394
Corporate debt securities	11,499	114	(122)	11,491	0	11,491
Agency residential mortgage-backed securities	8,196	109	(42)	8,263	0	8,263
Asset-backed securities	3,456	1	(5)	3,452	0	3,452
	35,232	287	(224)	35,295	4,824	30,471
Total	$63,935	$752	$(292)	$64,395	$18,347	$46,048

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances as of December 31, 2013 and December 31, 2014 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.

During the second quarter of 2013, we received approximately $175 million in Arris' common stock (10.6 million shares) in connection with the disposition of Motorola Home and during the fourth quarter of 2014, we received $750 million in Lenovo ordinary shares (519.1 million shares) in connection with the disposition of Motorola Mobile (see details in Note 8). These shares are accounted for as available-for-sale marketable equity securities.
We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $383 million, $416 million, and $238 million for the years ended December 31, 2012, 2013, and 2014. We recognized gross realized losses of $101 million, $258 million, and $85 million for the years ended December 31, 2012, 2013, and 2014. We reflect these gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of December 31, 2014
Due in 1 year	$4,547
Due in 1 year through 5 years	24,123
Due in 5 years through 10 years	7,083
Due after 10 years	8,596
Total	$44,349
The following tables present gross unrealized losses and fair values for those investments that were in an unrealized loss position as of December 31, 2013 and December 31, 2014, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2013
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,404	$(37)	$0	$0	$4,404	$(37)
U.S. government agencies	496	(3)	0	0	496	(3)
Foreign government bonds	899	(23)	83	(3)	982	(26)
Municipal securities	1,210	(32)	99	(4)	1,309	(36)
Corporate debt securities	2,583	(62)	69	(5)	2,652	(67)
Agency residential mortgage-backed securities	4,065	(167)	468	(20)	4,533	(187)
Asset-backed securities	643	(2)	0	0	643	(2)
Total	$14,300	$(326)	$719	$(32)	$15,019	$(358)

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,490	$(4)	$0	$0	$4,490	$(4)
U.S. government agencies	830	(1)	0	0	830	(1)
Foreign government bonds	255	(7)	43	(3)	298	(10)
Municipal securities	877	(3)	174	(3)	1,051	(6)
Corporate debt securities	5,851	(112)	225	(10)	6,076	(122)
Agency residential mortgage-backed securities	609	(1)	2,168	(41)	2,777	(42)
Asset-backed securities	2,388	(4)	174	(1)	2,562	(5)
Fixed-income bond funds	347	(38)	0	0	347	(38)
Marketable equity securities	690	(64)	0	0	690	(64)
Total	$16,337	$(234)	$2,784	$(58)	$19,121	$(292)

We periodically review our marketable debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For marketable debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the years ended December 31, 2012, 2013, and 2014, we did not recognize any other-than-temporary impairment loss.
Non-Marketable Equity Investments
Our non-marketable equity investments are investments we have made in privately-held companies accounted for under the equity or cost method. As of December 31, 2013 and December 31, 2014, these investments accounted for under the equity method had a carrying value of approximately $1.0 billion and $1.3 billion, respectively, and those investments accounted for under the cost method had a carrying value of $1.0 billion and $1.8 billion, respectively. For investments accounted for under the cost method, we concluded that their fair values exceeded their carrying values as of December 31, 2013 and December 31, 2014. We periodically review our non-marketable equity investments for impairment. No material impairments were recognized for the years ended December 31, 2012, 2013, and 2014.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2013 and December 31, 2014, we received cash collateral related to the derivative instruments under our collateral security arrangements of $35 million and $268 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $10.0 billion and $13.6 billion as of December 31, 2013 and December 31, 2014. These foreign exchange contracts have maturities of 36 months or less.
In 2012, we entered into forward-starting interest rate swaps with a total notional amount of $1.0 billion and terms calling for us to receive interest at a variable rate and to pay interest at a fixed rate, that effectively locked in an interest rate on our anticipated debt issuance of $1.0 billion in 2014. We issued $1.0 billion of unsecured senior notes in February 2014 (See details in Note 3). As a result, we terminated the forward-starting interest rate swaps upon the debt issuance. The gain associated with the termination is reported within Operating Activities in the Consolidated Statement of Cash Flows for the year ended December 31, 2014, consistent with the impact of the hedged item.
We reflect gain or loss on the effective portion of a cash flow hedge as a component of AOCI and subsequently reclassify cumulative gains and losses to revenues or interest expense when the hedged transactions are recorded.

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
As of December 31, 2014, the effective portion of our cash flow hedges before tax effect was $817 million, of which $645 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in the time value for forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.2 billion and $1.5 billion as of December 31, 2013 and December 31, 2014.
Starting in the quarter ended September 30, 2014, we used interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $175 million as of December 31, 2014.
Gains and losses on these forward contracts and interest rate swaps are recognized in interest and other income net along with the offsetting losses and gains of the related hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward and option contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net, along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $9.4 billion and $6.2 billion as of December 31, 2013 and December 31, 2014.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $13 million and $150 million as of December 31, 2013 and December 31, 2014.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2013
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$133	$12	$145
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	87	0	87
Total		$220	$12	$232
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$4	$4

		As of December 31, 2014
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$851	$0	$851
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$852	$0	$852
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$3	$3
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	1	0	1
Total		$1	$3	$4

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	2012	2013	2014
Foreign exchange contracts	$73	$92	$929
Interest rate contracts	1	86	(31)
Total	$74	$178	$898

	Gains Reclassified from AOCI into Income (Effective Portion)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2012	2013	2014
Foreign exchange contracts	Revenues	$217	$95	$171
Interest rate contracts	Interest and other income, net	0	0	$4
Total		$217	$95	$175

	Gains (Losses) Recognized in Income on Derivatives (Amount Excluded from Effectiveness Testing and Ineffective Portion) (1)
		Year Ended December 31,
Derivatives in Cash Flow Hedging Relationship	Location	2012	2013	2014
Foreign exchange contracts	Interest and other income, net	$(447)	$(280)	$(279)
Interest rate contracts	Interest and other income, net	0	0	$4
Total		$(447)	$(280)	$(275)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Year Ended December 31,
Derivatives in Fair Value Hedging Relationship	Location	2012	2013	2014
Foreign exchange contracts	Interest and other income, net	$(31)	$16	$115
Hedged item	Interest and other income, net	23	(25)	(123)
Total		$(8)	$(9)	$(8)

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were $8 million, $9 million, and $8 million for the years ended December 31, 2012, 2013, and 2014.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Year Ended December 31,
Derivatives Not Designated As Hedging Instruments	Location	2012	2013	2014
Foreign exchange contracts	Interest and other income, net	$(67)	$118	$237
Interest rate contracts	Interest and other income, net	(6)	4	2
Total		$(73)	$122	$239
Offsetting of Derivatives, Securities Lending, and Reverse Repurchase Agreements
We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2013 and December 31, 2014, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	Balance as of December 31, 2013
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$232	$0	$232		$(2)	(1)	$(35)	$(52)	$143
Reverse repurchase agreements	1,370	0	1,370	(2)	0		0	(1,370)	0
Total	$1,602	$0	$1,602		$(2)		$(35)	$(1,422)	$143

	Balance as of December 31, 2014
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$852	$0	$852		$(1)	(1)	$(251)	$(412)	$188
Reverse repurchase agreements	2,637	0	2,637	(2)	0		0	(2,637)	0
Total	$3,489	$0	$3,489		$(1)		$(251)	$(3,049)	$188

(1) The balances at December 31, 2013 and December 31, 2014 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.
(2) The balances at December 31, 2013 and December 31, 2014 included $1,270 million and $1,762 million recorded in cash and cash equivalents, respectively, and $100 million and $875 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	Balance as of December 31, 2013
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(2)	(3)	$0	$0	$2
Securities lending agreements	1,374	0	1,374	0		0	(1,357)	17
Total	$1,378	$0	$1,378	$(2)		$0	$(1,357)	$19

	Balance as of December 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(1)	(3)	$0	$0	$3
Securities lending agreements	2,778	0	2,778	0		0	(2,740)	38
Total	$2,782	$0	$2,782	$(1)		$0	$(2,740)	$41

(3) The balances at December 31, 2013 and December 31, 2014 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.
Note 3. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2013 and December 31, 2014, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with a weighted-average interest rate of 0.1% for both periods. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2013 and December 31, 2014, we were in compliance with the financial covenant in the credit facility, and no amounts were outstanding under the credit facility. The estimated fair value of the short-term debt approximated its carrying value as of December 31, 2013 and December 31, 2014.
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

	Outstanding Balance As of December 31, 2013	Outstanding Balance As of December 31, 2014
Short-term portion of long-term debt:
1.25% Notes due on May 19, 2014	$1,000	$0
Capital lease obligation	9	10
Total	$1,009	$10

Long-term debt:
2.125% Notes due on May 19, 2016	1,000	1,000
3.625% Notes due on May 19, 2021	1,000	1,000
3.375% Notes due on February 25, 2024	0	1,000
Unamortized discount for the Notes above	(10)	(8)
Subtotal	1,990	2,992
Capital lease obligation	246	236
Total	$2,236	$3,228
The effective interest yields of the Notes due in 2016, 2021, and 2024 were 2.241%, 3.734% and 3.377%, respectively. Interest on the 2011 and 2014 Notes is payable semi-annually. The 2011 and 2014 Notes rank equally with each other and with all of our other senior unsecured and unsubordinated indebtedness from time to time outstanding. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. We used the net proceeds from the issuance of the 2011 Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. We used the net proceeds from the issuance of the 2014 Notes for the repayment of the portion of the principal amount of our 2011 Notes which matured on May 19, 2014 and for general corporate purposes. The total estimated fair value of the 2011 and 2014 Notes was approximately $3.1 billion at both December 31, 2013 and December 31, 2014. The fair value of the outstanding 2011 and 2014 Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property expiring in 2028 with an option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of December 31, 2013 and December 31, 2014.
As of December 31, 2014, aggregate future principal payments for long-term debt (including short-term portion of long-term debt) and capital lease obligation were as follows (in millions):

Years ending
2015	$10
2016	1,236
2017	0
2018	0
Thereafter	2,000
Total	$3,246

Note 4. Balance Sheet Components
Property and Equipment, Net
Property and equipment, net consisted of the following (in millions):

	As of December 31, 2013	As of December 31, 2014
Information technology assets	$9,094	$10,918
Land and buildings	7,488	13,326
Construction in progress	5,602	6,555
Leasehold improvements	1,576	1,868
Furniture and fixtures	77	79
Total	23,837	32,746
Less: accumulated depreciation and amortization	7,313	8,863
Property and equipment, net	$16,524	$23,883
Property under capital lease with a cost basis of $258 million was included in land and construction in progress as of December 31, 2013 and December 31, 2014.
Prepaid Revenue Share, Expenses and Other Assets, Non-Current
Note Receivable
In connection with the sale of our Motorola Mobile business on October 29, 2014 (see Note 8 for additional information), we received an interest-free, three-year prepayable promissory note (the "Note Receivable") due October 2017 from Lenovo. The Note Receivable is included in prepaid revenue share, expenses and other assets, non-current on our Consolidated Balance Sheets. Based on the general market conditions and the credit quality of Lenovo, we discounted the Note Receivable at an effective interest rate of 4.5% as shown in the table below (in millions):

As of December 31, 2014
Principal of the Note Receivable	$1,500
Less: unamortized discount for the Note Receivable	(175)
Total	$1,325
As of December 31, 2014, we did not recognize any valuation allowance on the Note Receivable.
Accumulated Other Comprehensive Income
The components of AOCI, net of tax, were as follows (in millions):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2012	$(73)	$604	$7	$538

Other comprehensive income (loss) before reclassifications	89	(392)	112	(191)
Amounts reclassified from AOCI	0	(162)	(60)	(222)
Other comprehensive income (loss)	89	(554)	52	(413)
Balance as of December 31, 2013	$16	$50	$59	$125

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2013	$16	$50	$59	$125

Other comprehensive income (loss) before reclassifications	(996)	505	651	160
Amounts reclassified from AOCI	0	(134)	(124)	(258)
Other comprehensive income (loss)	(996)	371	527	(98)
Balance as of December 31, 2014	$(980)	$421	$586	$27
The effects on net income of amounts reclassified from AOCI were as follows (in millions):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Year ended December 31
AOCI Components	Location	2013	2014
Unrealized gains on available-for-sale investments
	Interest and other income, net	$158	$153
	Net income (loss) from discontinued operations	43	0
	Provision for income taxes	(39)	(19)
	Net of tax	$162	$134

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenues	$95	$171
Interest rate contracts	Interest and other income, net	0	4
	Provision for income taxes	(35)	(51)
	Net of tax	$60	$124

Total amount reclassified, net of tax		$222	$258
Note 5. Acquisitions
2014 Acquisitions
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
Of the total $2.6 billion purchase price and the fair value of our previously held equity interest of $152 million, $51 million was cash acquired, $430 million was attributed to intangible assets, $2.3 billion was attributed to goodwill, and $84 million was attributed to net liabilities assumed. The goodwill of $2.3 billion is primarily attributable to synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
This transaction is considered a “step acquisition” under GAAP whereby our ownership interest in Nest held before the acquisition was remeasured to fair value at the date of the acquisition. Such fair value was estimated by using discounted cash flow valuation methodologies. Inputs used in the methodologies primarily included projected future cash flows, discounted at a rate commensurate with the risk involved. The gain of $103 million as a result of remeasurement is included in interest and other income, net on our Consolidated Statements of Income for the year ended December 31, 2014.
Dropcam
In July 2014, Nest completed the acquisition of Dropcam, Inc. (Dropcam), a company that enables consumers and businesses to monitor their homes and offices via video, for approximately $517 million in cash. With Dropcam on board, Nest expects to continue to reinvent products that will help shape the future of the connected home. Of the total purchase price of $517 million, $11 million was cash acquired, $55 million was attributed to intangible assets, $452 million was attributed to goodwill, and $1 million was attributed to net liabilities assumed. The goodwill of $452 million is primarily attributable to synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
Skybox
In August 2014, we completed the acquisition of Skybox Imaging, Inc. (Skybox), a satellite imaging company, for approximately $478 million in cash. We expect the acquisition to keep Google Maps accurate with up-to-date imagery and, over time, improve internet access and disaster relief. Of the total purchase price of $478 million, $6 million was cash acquired, $69 million was attributed to intangible assets, $388 million was attributed to goodwill, and $15 million was attributed to net assets acquired. The goodwill of $388 million is primarily attributable to the synergies expected to arise after the acquisition. Goodwill is not expected to be deductible for tax purposes.
Other Acquisitions
During the year ended December 31, 2014, we completed other acquisitions and purchases of intangible assets for total consideration of approximately $1,466 million, which includes the fair value of our previously held equity interest of $33 million. In aggregate, $65 million was cash acquired, $405 million was attributed to intangible assets, $1,045 million was attributed to goodwill, and $49 million was attributed to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our offerings, as well as expanding our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $55 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions completed during the year ended December 31, 2014, patents and developed technology have a weighted-average useful life of 5.1 years, customer relationships have a weighted-average useful life of 4.5 years, and trade names and other have a weighted-average useful life of 6.9 years.
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
During the year ended December 31, 2013, we completed other acquisitions and purchases of intangible assets for a total consideration of approximately $489 million, of which $268 million was attributed to intangible assets, $238 million to goodwill, and $17 million to net liabilities assumed. These acquisitions generally enhance the breadth and depth of our expertise in engineering and other functional areas, our technologies, and our product offerings. The amount of goodwill expected to be deductible for tax purposes is approximately $38 million.
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
Note 6. Collaboration Agreement
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. Calico's results of operations and statement of financial position are included in our consolidated financial statements. As of December

31, 2014, Google has contributed $240 million to Calico in exchange for Calico convertible preferred units. As of December 31, 2014, Google has also committed to fund an additional $490 million on an as-needed basis.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including for neurodegeneration and cancer. As of December 31, 2014, AbbVie and Calico have each contributed $250 million and committed up to an additional $500 million to fund the collaboration pursuant to the agreement. Calico will use its scientific expertise to establish a world-class research and development facility, with a focus on drug discovery and early drug development; and AbbVie will provide scientific and clinical development support and its commercial expertise to bring new discoveries to market. Both companies will share costs and profits equally. AbbVie's contribution has been recorded as a liability on Calico's financial statements, which is reduced and reflected as a reduction to research and development expense as eligible research and development costs are incurred by Calico over the next few years.
On January 15, 2015, AbbVie contributed an additional $500 million to Calico which reflects the remainder of its $750 million commitment to Calico.
Note 7. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2014 were as follows (in millions):

Balance as of December 31, 2013	$11,492
Goodwill acquired	4,208
Goodwill disposed	(43)
Goodwill adjustment	(58)
Balance as of December 31, 2014	$15,599
Other Intangible Assets
Information regarding our purchased intangible assets is as follows (in millions):

	As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Patents and developed technology	$7,282	$2,102	$5,180
Customer relationships	1,770	1,067	703
Trade names and other	534	351	183
Total	$9,586	$3,520	$6,066

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$6,547	$2,513	$4,034
Customer relationships	1,410	1,168	242
Trade names and other	696	365	331
Total	$8,653	$4,046	$4,607
Patents and developed technology, customer relationships, and trade names and other have weighted-average useful lives from the date of purchase of 7.9 years, 6.0 years, and 5.7 years, respectively. Amortization expense relating to our purchased intangible assets was $744 million, $1,011 million, and $1,079 million for the years ended December 31, 2012, 2013, and 2014.
Additionally, we recorded an impairment charge in other cost of revenues of $378 million related to a patent licensing royalty asset acquired in connection with the Motorola acquisition, which Google retained subsequent to the sale of Motorola Mobile. The asset was determined to be impaired due to prolonged decreased royalty payments and unpaid interest owed and was written down to its fair value. Fair value was determined based on a discounted cash flow method and reflects estimated future cash flows associated with the patent licensing royalty asset at the measurement date and falls within level 3 in fair value hierarchy.
As of December 31, 2014, expected amortization expense for our purchased intangible assets for each of the next five years and thereafter was as follows (in millions):

2015	$865
2016	784
2017	704
2018	633
2019	524
Thereafter	1,097
$4,607
Note 8. Discontinued Operations
Motorola Mobile
On October 29, 2014, we closed the sale of the Motorola Mobile business to Lenovo for a total purchase price of approximately $2.9 billion (subject to certain adjustments), including $1.4 billion paid at close, comprised of $660 million in cash and $750 million in Lenovo ordinary shares (519.1 million shares). The remaining $1.5 billion was paid in the form of an interest-free, three-year prepayable promissory note.
We maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including pre-closing patent applications and invention disclosures, which we licensed to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we agreed to indemnify Lenovo for certain potential liabilities of the Motorola Mobile business, for which we recorded a liability of $130 million as of December 31, 2014.
The sale resulted in a gain of $740 million, net of tax, which was presented as part of net income from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2014. Incremental to this net gain, we recognized an additional income of $254 million, net of tax, in connection with certain IP licensing arrangements between the parties, included as part of net income from discontinued operations on the Consolidated Statements of Income for the year ended December 31, 2014.
The financial results of Motorola Mobile through the date of divestiture are presented as net income (loss) from discontinued operations on the Consolidated Statements of Income. The following table presents financial results of the Motorola Mobile business included in net income (loss) from discontinued operations for the years ended December 31, 2012, 2013 and 2014 (in millions):

	Year Ended December 31,
	2012	2013	2014 (1)
Revenues	$4,136	$4,306	$5,486

Loss from discontinued operations before income taxes	(1,083)	(1,403)	(177)
Benefits from/(Provision for) income taxes	318	270	(47)
Gain on disposal	0	0	740
Net (loss) income from discontinued operations	$(765)	$(1,133)	$516
(1) The operating results of Motorola Mobile were included in our Consolidated Statements of Income from January 1, 2014 through October 29, 2014, the date of divestiture.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested (in millions):

Assets:
Cash and cash equivalents	$160
Accounts receivable	1,103
Inventories	217
Prepaid expenses and other current assets	357
Prepaid expenses and other assets, non-current	290
Property and equipment, net	542
Intangible assets, net	985
Goodwill	43
Total assets	$3,697

Liabilities:
Accounts payable	$1,238
Accrued compensation and benefits	163
Accrued expenses and other current liabilities	10
Deferred revenue, current	165
Other long-term liabilities	250
Total liabilities	$1,826
Motorola Home
On April 17, 2013, we sold the Motorola Home business to Arris for consideration of approximately $2,412 million in cash, including cash of $2,238 million received at the date of close and certain post-close adjustments of $174 million received in the third quarter of 2013, and approximately $175 million in Arris' common stock (10.6 million shares). Subsequent to the transaction, we own approximately 7.8% of the outstanding shares of Arris. Additionally, in connection with the disposition, we agreed to indemnify Arris for potential liability from certain intellectual property infringement litigation, for which we recorded an indemnification liability of $175 million, the majority of which was settled subsequent to the disposition.
The disposition resulted in a net gain of $757 million, which was presented as part of net income from discontinued operations in the Consolidated Statements of Income for the year ended December 31, 2013.
The financial results of Motorola Home through the date of divestiture are presented as net income (loss) from discontinued operations on the Consolidated Statement of Income. The following table presents financial results of the Motorola Home business included in net income (loss) from discontinued operations for the years ended December 31, 2012 and 2013 (in millions):

	Year Ended December 31,
	2012	2013 (1)
Revenues	$2,028	$804

Loss from discontinued operations before income taxes	(22)	(67)
(Provision for)/Benefits from income taxes	(29)	16
Gain on disposal	0	757
Net (loss) income from discontinued operations	$(51)	$706
(1) The operating results of Motorola Home were included in our Consolidated Statements of Income from January 1, 2013 through April 17, 2013, the date of divestiture.

The following table presents the aggregate carrying amounts of the major classes of assets and liabilities divested (in millions):

Assets:
Accounts receivable	$424
Inventories	228
Deferred income taxes, net	144
Prepaid and other current assets	152
Property and equipment, net	282
Intangible assets, net	701
Other assets, non-current	182
Total assets	$2,113
Liabilities:
Accounts payable	$169
Accrued expenses and other liabilities	289
Total liabilities	$458
Note 9. Interest and Other Income, Net
The components of interest and other income, net, were as follows (in millions):

	Year Ended December 31,
	2012	2013	2014
Interest income	$700	$766	$746
Interest expense	(85)	(81)	(101)
Realized gains on available-for-sale investments, net	282	158	153
Foreign currency exchange losses (1)	(514)	(379)	(402)
Realized gain on equity interest	0	0	126
Realized gain on non-marketable equity investments	0	0	159
Gain (loss) on divestiture of businesses (2)	188	(57)	0
Other income, net	64	89	82
Interest and other income, net	$635	$496	$763
(1) Includes net foreign exchange transaction gains and losses resulting from the conversion of the transaction currency to the functional currency, net of those recognized on foreign exchange contracts. We recorded net foreign currency transaction losses of $61 million, $121 million, and $107 million in 2012, 2013, and 2014, respectively.
(2) Gain on divestiture of Motorola Home business was included in net income (loss) from discontinued operations for the year ended December 31, 2013. Gain on divestiture of Motorola Mobile business was included in net income (loss) from discontinued operations for the year ended December 31, 2014.
Note 10. Commitments and Contingencies
Operating Leases
We have entered into various non-cancelable operating lease agreements for certain of our offices, land, and data centers throughout the world with original lease periods expiring primarily between 2015 and 2063. We are committed to pay a portion of the actual operating expenses under certain of these lease agreements. These operating expenses are not included in the table below. Certain of these arrangements have free or escalating rent payment provisions. We recognize rent expense under such arrangements on a straight-line basis.

As of December 31, 2014, future minimum payments under non-cancelable operating leases, net of sublease income amounts, were as follows over each of the next five years and thereafter (in millions):

	Operating Leases	Sub-lease Income	Net Operating Leases
2015	628	30	598
2016	643	21	622
2017	644	10	634
2018	597	1	596
2019	576	0	576
Thereafter	3,157	0	3,157
Total minimum payments	$6,245	$62	$6,183
Certain leases have adjustments for market provisions. Amounts in the above table represent our best estimates of future payments to be made under these leases.
In October 2014, we entered into certain non-cancelable office lease agreements with original lease periods expiring between 2027 and 2028 where we will be the deemed owner for accounting purposes of new construction projects. Future minimum lease payments under the leases total approximately $1.0 billion of which $250 million is included on the Consolidated Balance Sheet as of December 31, 2014 as an asset and corresponding non-current liability, which represents our estimate of construction costs incurred, and the balance of which is included in the schedule above.
Rent expense under operating leases, including co-location arrangements, was $417 million, $465 million, and $570 million in 2012, 2013, and 2014.
Purchase Obligations
As of December 31, 2014, we had $2.7 billion of other non-cancelable contractual obligations, primarily related to video and other content licensing revenue sharing arrangements, data center operations and facility build-outs, as well as certain inventory purchase commitments.
Possible Adjustment Payment to Class C Capital Stockholders
In accordance with a settlement of litigation involving the authorization to distribute the Class C capital stock, we may be obligated to make a payment (the Possible Adjustment Payment) to holders of the Class C capital stock if, on a volume-weighted average basis, the Class C capital stock trades below the Class A common stock during the first 365 days following the first date the Class C shares traded on NASDAQ (the Lookback Period), payable in cash, Class A common stock, Class C capital stock, or a combination thereof, at the discretion of the board of directors. Had we been obligated to make a payment based on the Volume Weighted Average Price (VWAP) of the Class A and Class C shares from April 3, 2014 through December 31, 2014, the monetary value of the Possible Adjustment Payment would have been approximately $593 million as of December 31, 2014. Please see Note 12 for additional information related to the Possible Adjustment Payment.
Letters of Credit
As of December 31, 2014, we had unused letters of credit for $842 million.
Indemnifications
In the normal course of business, to facilitate transactions in our services and products, we indemnify certain parties, including advertisers, Google Network Members, and lessors with respect to certain matters. We have agreed to hold certain parties harmless against losses arising from a breach of representations or covenants, or out of intellectual property infringement or other claims made against certain parties. Several of these agreements limit the time within which an indemnification claim can be made and the amount of the claim. In addition, we have entered into indemnification agreements with our officers and directors, and our bylaws contain similar indemnification obligations to our agents.
It is not possible to make a reasonable estimate of the maximum potential amount under these indemnification agreements due to the unique facts and circumstances involved in each particular agreement. Additionally, we have a limited history of prior indemnification claims and the payments we have made under such agreements have not had a material adverse effect on our results of operations, cash flows, or financial position. However, to the extent that valid indemnification claims arise in the future, future payments by us could be significant and could have a material adverse effect on our results of operations or cash flows in a particular period. As of December 31, 2014, we did not have any material indemnification claims that were probable or reasonably possible. As part of the sale of Motorola Home and Motorola Mobile businesses, we issued indemnifications for certain potential liabilities. Please see Note 8 for additional information.
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us. We believe we have adequately responded to all of the allegations made against us and continue to cooperate with the EC.
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India, the Taiwan Fair Trade Commission, Brazil's Council for Economic Defense and the Canadian Competition Bureau have also opened investigations into certain of our business practices.
The state attorney general from Mississippi issued subpoenas in 2011 and 2012 in an antitrust investigation of our business practices. We have responded to those subpoenas, and we remain willing to cooperate with them if they have any further information requests. In November 2014, the Ohio Attorney General's office informed us that it was closing its antitrust investigation, which began in May 2011, of our business practices. In May 2014, the Texas Attorney General's office informed us that it was closing its antitrust investigation, which began in July 2010, of our business practices.
Patent and Intellectual Property Claims
We have had patent, copyright, and trademark infringement lawsuits filed against us claiming that certain of our products, services, and technologies infringe the intellectual property rights of others. Adverse results in these lawsuits may include awards of substantial monetary damages, costly royalty or licensing agreements, or orders preventing us from offering certain features, functionalities, products, or services, and may also cause us to change our business practices, and require development of non-infringing products or technologies, which could result in a loss of revenues for us and otherwise harm our business. In addition, the U.S. International Trade Commission (ITC) has increasingly become an important forum to litigate intellectual property disputes because an ultimate loss for a company or its suppliers in an ITC action could result in a prohibition on importing infringing products into the U.S. Since the U.S. is an important market, a prohibition on importation could have an adverse effect on us, including preventing us from importing many important products into the U.S. or necessitating workarounds that may limit certain features of our products.
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
Other
We are also regularly subject to claims, suits, government investigations, and other proceedings involving competition (such as the pending investigation by the EC described above), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.
Certain of our outstanding legal matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is possible and a range of the loss can be reasonably estimated, we disclose the range of the possible loss. We evaluate, on a monthly basis, developments in our legal matters that could affect the amount of liability that has been previously accrued, and the matters and related ranges of possible losses disclosed, and make adjustments as appropriate. Significant judgment is required to determine both likelihood of there being and the estimated amount of a loss related to such matters.
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
Taxes
We are under audit by the Internal Revenue Service (IRS) and various other domestic and foreign tax authorities with regards to income tax and indirect tax matters. We have reserved for potential adjustments to our provision for income taxes and accrual of indirect taxes that may result from examinations by, or any negotiated agreements with, these tax authorities, and we believe that the final outcome of these examinations or agreements will not have a material effect on our results of operations. If events occur which indicate payment of these amounts is unnecessary, the reversal of the liabilities would result in the recognition of benefits in the period we determine the liabilities are no longer necessary. If our estimates of the federal, state, and foreign income tax liabilities and indirect tax liabilities are less than the ultimate assessment, it would result in a further charge to expense.
Please see Note 14 for additional information regarding contingencies related to our income taxes.
Note 11. Net Income Per Share
We compute net income per share of Class A and Class B common stock and Class C capital stock using the two-class method. Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common shares and the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of stock options, restricted stock units, and other contingently issuable shares. The dilutive effect of outstanding stock options, restricted stock units, and other contingently issuable shares is reflected in diluted earnings per share by application of the treasury stock method. The computation of the diluted net income per share of Class A common stock assumes the conversion of Class B common stock, while the diluted net income per share of Class B common stock does not assume the conversion of those shares.
The rights, including the liquidation and dividend rights, of the holders of our Class A and Class B common stock and Class C capital stock are identical, except with respect to voting. Further, there are a number of safeguards built into our certificate of incorporation, as well as Delaware law, which preclude our board of directors from declaring or paying unequal per share dividends on our Class A and Class B common stock and Class C capital stock. Specifically, Delaware law provides that amendments to our certificate of incorporation which would have the effect of adversely altering the rights, powers, or preferences of a given class of stock must be approved by the class of stock adversely affected by the proposed amendment. In addition, our certificate of incorporation provides that before any such amendment may be put to a stockholder vote, it must be approved by the unanimous consent of our board of directors. As a result, the undistributed earnings for each year are allocated based on the contractual participation rights of the Class A and Class B common shares and Class C capital stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis. The net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation. Further, as we assume the conversion of Class B common stock in the computation of the diluted net income per share of Class A common stock, the undistributed earnings are equal to net income for that computation.
The number of shares and per share amounts for the prior periods presented below have been retroactively restated to reflect the Stock Split. Please see Note 1 and Note 12 for additional information on the Stock Split.
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Year Ended December 31,
	2012
	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$4,627	$1,150	$5,776
Allocation of undistributed earnings - discontinued operations	(327)	(81)	(408)
Total	$4,300	$1,069	$5,368
Denominator
Number of shares used in per share computation	262,078	65,135	327,213
Basic net income (loss) per share
Continuing operations	$17.66	$17.66	17.66
Discontinued operations	(1.25)	(1.25)	(1.25)
Basic net income per share	$16.41	$16.41	$16.41
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$4,627	$1,150	$5,776
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,150	0	0
Reallocation of undistributed earnings	(1)	(17)	1
Allocation of undistributed earnings - continuing operations	$5,776	$1,133	$5,777
Allocation of undistributed earnings for basic computation - discontinued operations	$(327)	$(81)	$(408)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(81)	0	0
Reallocation of undistributed earnings	0	1	0
Allocation of undistributed earnings - discontinued operations	$(408)	$(80)	$(408)
Denominator
Number of shares used in basic computation	262,078	65,135	327,213
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	65,135	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,944	34	2,944
Restricted stock units and other contingently issuable shares	2,148	0	2,148
Number of shares used in per share computation	332,305	65,169	332,305
Diluted net income (loss) per share:
Continuing operations	$17.39	$17.39	$17.39
Discontinued operations	(1.23)	(1.23)	(1.23)
Diluted net income per share	$16.16	$16.16	$16.16

	Year Ended December 31,
	2013
	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$5,484	$1,190	$6,673
Allocation of undistributed earnings - discontinued operations	(175)	(38)	(214)
Total	$5,309	$1,152	$6,459
Denominator
Number of shares used in per share computation	273,518	59,328	332,846
Basic net income (loss) per share
Continuing operations	$20.05	$20.05	$20.05
Discontinued operations	(0.64)	(0.64)	(0.64)
Basic net income per share	19.41	$19.41	$19.41
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$5,484	$1,190	$6,673
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,190	0	0
Reallocation of undistributed earnings	(1)	(21)	1
Allocation of undistributed earnings - continuing operations	$6,673	$1,169	$6,674
Allocation of undistributed earnings for basic computation - discontinued operations	$(175)	$(38)	$(214)
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(38)	0	0
Reallocation of undistributed earnings	(1)	1	1
Allocation of undistributed earnings - discontinued operations	$(214)	$(37)	$(213)
Denominator
Number of shares used in basic computation	273,518	59,328	332,846
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	59,328	0	0
Employee stock options, including warrants issued under Transferable Stock Option program	2,748	4	2,748
Restricted stock units and other contingently issuable shares	3,215	0	3,215
Number of shares used in per share computation	338,809	59,332	338,809
Diluted net income (loss) per share:
Continuing operations	$19.70	$19.70	$19.70
Discontinued operations	(0.63)	(0.63)	(0.63)
Diluted net income per share	$19.07	$19.07	$19.07

	Year Ended December 31,
	2014
	Class A	Class B	Class C
Basic net income per share:
Numerator
Allocation of undistributed earnings - continuing operations	$5,829	$1,132	$6,967
Allocation of undistributed earnings - discontinued operations	216	42	258
Total	$6,045	$1,174	$7,225
Denominator
Number of shares used in per share computation	282,877	54,928	338,130
Basic net income per share
Continuing operations	$20.61	$20.61	$20.61
Discontinued operations	0.76	0.76	0.76
Basic net income per share	$21.37	$21.37	$21.37
Diluted net income per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$5,829	$1,132	$6,967
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	1,132	0	0
Reallocation of undistributed earnings	(20)	(19)	20
Allocation of undistributed earnings - continuing operations	$6,941	$1,113	$6,987
Allocation of undistributed earnings for basic computation - discontinued operations	$216	$42	$258
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	42	0	0
Reallocation of undistributed earnings	(1)	(1)	1
Allocation of undistributed earnings - discontinued operations	$257	$41	$259
Denominator
Number of shares used in basic computation	282,877	54,928	338,130
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	54,928	0	0
Employee stock options	2,057	0	2,038
Restricted stock units and other contingently issuable shares	2,515	0	4,525
Number of shares used in per share computation	342,377	54,928	344,693
Diluted net income per share:
Continuing operations	$20.27	$20.27	$20.27
Discontinued operations	0.75	0.75	0.75
Diluted net income per share	$21.02	$21.02	$21.02
Note 12. Stockholders’ Equity
Convertible Preferred Stock
Our board of directors has authorized 100,000,000 shares of convertible preferred stock, $0.001 par value, issuable in series. As of December 31, 2013 and 2014, there were no shares issued or outstanding.
Class A and Class B Common Stock and Class C Capital Stock
Our board of directors has authorized three classes of stock, Class A and Class B common stock, and Class C capital stock. The rights of the holders of each class of stock are identical, except with respect to voting. Each share of Class A common stock is entitled to one vote per share. Each share of Class B common stock is entitled to 10 votes per share. Class C capital stock has no voting rights, except as required by applicable law. Shares of Class B common stock may be converted at any time at the option of the stockholder and automatically convert upon sale or transfer to Class A common stock.

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
Share and per share amounts disclosed as of December 31, 2014 and for all other comparative periods have been retroactively adjusted to reflect the effects of the Stock Split. Except as expressly provided in the New Charter, shares of Class C capital stock have the same rights and privileges and rank equally, share ratably and are identical in all other respects to the shares of Class A common stock and Class B common stock as to all matters including dividend and distribution rights.
In accordance with a settlement of litigation involving the authorization to distribute the Class C capital stock, we may be obligated to make a payment (the Possible Adjustment Payment) to holders of the Class C capital stock if, on a volume-weighted average basis, the Class C capital stock trades below the Class A common stock during the first 365 days following the first date the Class C shares traded on NASDAQ (the Lookback Period), payable in cash, Class A common stock, Class C capital stock, or a combination thereof, at the discretion of the board of directors. The amount of the Possible Adjustment Payment is dependent on the percentage difference that develops, if any, between the volume-weighted average price (VWAP) of Class A and Class C shares during the Lookback Period, as supplied by NASDAQ Data-on-Demand. Had we been obligated to make a payment based on the VWAP of the Class A and Class C shares from April 3, 2014 through December 31, 2014, the monetary value of the Possible Adjustment Payment would have been approximately $593 million as of December 31, 2014.
At the end of the Lookback Period, the Possible Adjustment Payment, if any, will be allocated to the numerator for calculating net income per share of Class C capital stock from net income available to shareholders and any remaining undistributed earnings will be allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. In addition, the dilutive impact of the Possible Adjustment Payment, if any, is included in the weighted-average effect of dilutive securities for Class C capital stock in the year ended December 31, 2014.
The par value per share of our shares of Class A common stock and Class B common stock remained unchanged at $0.001 per share after the Stock Split. On the effective date of the Stock Split, a transfer between retained earnings and common stock occurred in an amount equal to the $0.001 par value of the Class C capital stock that was issued.
Stock Plans
During the year ended December 31, 2014, shares reserved for future grants under the 2004 Stock Plan expired and we began granting awards from the 2012 Stock Plan (“Stock Plan”). Under our Stock Plan, RSUs or stock options may be granted. An RSU award is an agreement to issue shares of our stock at the time the award vests. Incentive and non-qualified stock options, or rights to purchase common stock, are generally granted for a term of 10 years. Options and RSUs granted to participants under the Stock Plan generally vest over four years contingent upon employment or service with us on the vesting date.
As of December 31, 2014, there were 17,525,225 shares of stock reserved for future issuance under our Stock Plan.
Stock-Based Activities
We estimated the fair value of each option award on the date of grant using the BSM option pricing model. Our assumptions about stock price volatility were based exclusively on the implied volatilities of publicly traded options to buy our stock with contractual terms closest to the expected life of options granted to our employees. We estimated the expected term based upon the historical exercise behavior of our employees. The risk-free interest rate for periods within the contractual life of the award were based on the U.S. Treasury yield curve in effect at the time of grant. The weighted-average estimated fair value of options granted during the years ended December 31, 2012 and 2013 was $97.14 and $107.20, respectively. No options were granted during the year ended December 31, 2014.
The following table presents the weighted-average assumptions used to estimate the fair values of the stock options granted in the periods presented:

	Year Ended December 31,
	2012	2013	2014
Risk-free interest rate	1.0%	0.9%	N/A
Expected volatility	29%	29%	N/A
Expected life (in years)	5.2	5.8	N/A
Dividend yield	0	0	N/A
The following table summarizes the activities for our options for the year ended December 31, 2014:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)(1)
Balance at December 31, 2013	10,065,726	$215.50
Granted	0	N/A
Exercised	(2,328,965)	$199.84
Forfeited/canceled	(496,342)	$293.31
Balance at December 31, 2014	7,240,419	$215.56	4.3	$2,266
Exercisable as of December 31, 2014	6,213,230	$199.57	3.9	$2,044
Exercisable as of December 31, 2014 and expected to vest thereafter(2)	7,129,380	$214.06	4.3	$2,242
(1)  The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock prices of $530.66 and $526.40 of our Class A common stock and Class C capital stock, respectively, on December 31, 2014.
(2) Options expected to vest reflect an estimated forfeiture rate.
The total grant date fair value of stock options vested during 2012, 2013, and 2014 was $489 million, $223 million, and $94 million. The aggregate intrinsic value of all options and warrants exercised during 2012, 2013, and 2014 was $827 million, $1,793 million, and $589 million. These amounts do not include the aggregate sales price of options sold under our Transferable Stock Options (TSO) program, which was discontinued as of November 29, 2013.
As of December 31, 2014, there was $56 million of unrecognized compensation cost related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 1.2 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested RSUs for the year ended December 31, 2014:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2013	21,953,960	$359.20
Granted	15,520,343	$573.71
Vested	(10,742,740)	$361.92
Forfeited/canceled	(2,112,014)	$420.28
Unvested at December 31, 2014	24,619,549	$487.80
Expected to vest after December 31, 2014 (1)	21,958,176	$487.80

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of December 31, 2014, there was $9.7 billion of unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 2.9 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
Note 13. 401(k) Plans
We have two 401(k) Savings Plans (401(k) Plans) that qualify as deferred salary arrangements under Section 401(k) of the Internal Revenue Code. Under these 401(k) Plans, matching contributions are based upon the amount of the employees’ contributions subject to certain limitations. We contributed approximately $164 million, $202 million, and $259 million for the years ended December 31, 2012, 2013, and 2014.
Note 14. Income Taxes
Income from continuing operations before income taxes included income from domestic operations of $6,447 million, $7,044 million, and $7,936 million for the years ended December 31, 2012, 2013, and 2014, and income from foreign operations of $8,021 million, $8,855 million, and $9,323 million for the years ended December 31, 2012, 2013, and 2014.
The provision for income taxes consists of the following (in millions):

	Year Ended December 31,
	2012	2013	2014
Current:
Federal	$2,484	$2,217	$2,424
State	169	117	140
Foreign	312	711	774
Total	2,965	3,045	3,338
Deferred:
Federal	(109)	(421)	29
State	5	0	7
Foreign	55	(72)	(43)
Total	(49)	(493)	(7)
Provision for income taxes	$2,916	$2,552	$3,331
The reconciliation of federal statutory income tax rate to our effective income tax rate is as follows (in millions):

	Year Ended December 31,
	2012	2013	2014
Expected provision at federal statutory tax rate (35%)	$5,064	$5,567	$6,041
State taxes, net of federal benefit	114	123	115
Change in valuation allowance	1,921	(641)	(164)
Foreign rate differential	(2,208)	(2,659)	(2,400)
Federal research credit	0	(433)	(318)
Basis difference in investment of Arris	(1,960)	644	0
Other adjustments	(15)	(49)	57
Provision for income taxes	$2,916	$2,552	$3,331
A one-year retroactive extension of the research credit from January 1, 2014, through December 31, 2014, was signed into law on December 19, 2014 in accordance with the Tax Increase Prevention Act of 2014.
A retroactive extension of the 2012 federal research and development credit was signed into law on January 2, 2013 in accordance with The American Taxpayer Act of 2012. The benefit of $189 million related to the 2012 federal research and development credit is included in the year ended December 31, 2013.
We have not provided U.S. income taxes and foreign withholding taxes on the undistributed earnings of foreign subsidiaries as of December 31, 2014 because we intend to permanently reinvest such earnings outside the U.S. If these foreign earnings were to be repatriated in the future, the related U.S. tax liability may be reduced by any foreign income taxes previously paid on these earnings. As of December 31, 2014, the cumulative amount of earnings upon which U.S. income taxes have not been provided is approximately $47.4 billion. Determination of the amount of unrecognized deferred tax liability related to these earnings is not practicable.
Deferred Income Taxes
Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of our deferred tax assets and liabilities are as follows (in millions):

	As of December 31,
	2013	2014
Deferred tax assets:
Stock-based compensation expense	$283	$376
State taxes	204	133
Investment loss	266	133
Legal settlement accruals	45	175
Accrued employee benefits	477	671
Accruals and reserves not currently deductible	390	175
Net operating losses	279	207
Tax credits	394	262
Basis difference in investment of Arris	1,372	1,347
Other	250	243
Total deferred tax assets	3,960	3,722
Valuation allowance	(1,899)	(1,659)
Total deferred tax assets net of valuation allowance	2,061	2,063
Deferred tax liabilities:
Depreciation and amortization	(537)	(852)
Identified intangibles	(1,479)	(965)
Mark-to-market investments	6	(273)
Renewable energy investments	(223)	(430)
Other	(185)	(123)
Total deferred tax liabilities	(2,418)	(2,643)
Net deferred tax liabilities	$(357)	$(580)
As of December 31, 2014, our federal and state net operating loss carryforwards for income tax purposes were approximately $554 million and $400 million. If not utilized, the federal net operating loss carryforwards will begin to expire in 2021 and the state net operating loss carryforwards will begin to expire in 2015. The net operating loss carryforwards are subject to various annual limitations under the tax laws of the different jurisdictions.
As of December 31, 2014, our California research and development credit carryforwards for income tax purposes were approximately $734 million that can be carried over indefinitely. We believe it is more likely than not that a portion of the state tax credit will not be realized. Therefore, we have recorded a full valuation allowance on the state tax credit carryforward. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
As of December 31, 2014, our foreign tax credit carryforwards for income tax purposes were approximately $82 million, which will start to expire in 2021. We believe it is more likely than not that all of the foreign tax credit will be realized. We will reassess the need for a valuation allowance quarterly and if future evidence supports a need to establish a valuation allowance, then a tax expense will be recorded accordingly.
As of December 31, 2014, we fully utilized our federal capital loss carryforwards for income tax purpose. On the other hand, our state capital loss carryforwards for income tax purpose as of December 31, 2014 were $379 million. We also have deferred tax assets for impairment losses that, if recognized, will be capital in nature. We believe that it is more likely than not that our deferred tax assets for capital losses and impairment losses will not be realized. Therefore, we have recorded a valuation allowance on both our federal and state deferred tax assets for these items.

We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
In December 2012, we entered into an agreement with Arris for the sale of the Motorola Home business. A deferred tax asset was established for the book-to-tax basis difference in our investment in the Motorola Home business upon signing the agreement because the basis difference was going to be recognized in the foreseeable future. In April 2013, upon the sale of the Motorola Home business to Arris, our basis difference in the Motorola Home business became a basis difference in Google’s investment in Arris shares received in the sale and was adjusted by the amount of cash received as part of the transaction. Since any future losses to be recognized upon the sale of Arris shares will be capital losses, a valuation allowance was recorded against this deferred tax asset to the extent such deferred tax asset is not covered by capital gain generated during 2014. We will reassess the valuation allowance quarterly and if future evidence allows for a partial or full release of the valuation allowance, a tax benefit will be recorded accordingly.
Uncertain Tax Positions
The following table summarizes the activity related to our gross unrecognized tax benefits from January 1, 2012 to December 31, 2014 (in millions):

Balance as of January 1, 2012	$1,564
Increases related to prior year tax positions	60
Decreases related to prior year tax positions	(40)
Decreases related to settlement with tax authorities	(62)
Increases related to current year tax positions	411
Balance as of December 31, 2012	1,933
Increases related to prior year tax positions	158
Decreases related to prior year tax positions	(37)
Decreases related to settlement with tax authorities	(78)
Increases related to current year tax positions	595
Balance as of December 31, 2013	2,571
Increases related to prior year tax positions	66
Decreases related to prior year tax positions	(44)
Decreases related to settlement with tax authorities	(1)
Increases related to current year tax positions	820
Balance as of December 31, 2014	$3,412
Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $1,749 million, $2,378 million, and $3,026 million as of December 31, 2012, 2013, and 2014.
As of December 31, 2013 and 2014, we had accrued $181 million and $215 million in interest and penalties in provision for income taxes.
We and our subsidiaries are routinely examined by various taxing authorities. Although we file U.S. federal, U.S. state, and foreign tax returns, our two major tax jurisdictions are the U.S. and Ireland. During the quarter ended December 31, 2007, the IRS completed its examination of our 2003 and 2004 tax years. We have filed an appeal with the IRS for certain issues related to this audit and settlements were reached in 2012 on all but one issue which we plan to litigate in court. As a result we released the related reserves in the quarter ended December 31, 2012. The IRS is currently in examination of our 2007, 2008, and 2009 tax years. We expect the examination to be completed within the next 12 months, but we do not anticipate any significant impact to our unrecognized tax benefit balance as of December 31, 2014, related to our 2007, 2008, and 2009 tax years.
Our 2010, 2011, 2012, 2013, and 2014 tax years remain subject to examination by the IRS for U.S. federal tax purposes, and our 2010 through 2014 tax years remain subject to examination by the appropriate governmental agencies for Irish tax purposes. There are other ongoing audits in various other jurisdictions that are not material to our financial statements.
We have also received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment.  We continue to defend any and all such claims as presented.  While we believe it is more likely than not that our tax position will be sustained, it is reasonably possible that we will have future obligations related to these matters.
Note 15. Information about Segments and Geographic Areas
Subsequent to the completion of our sale of the Motorola Mobile business on October 29, 2014, we operate as a single operating segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Year Ended December 31,
	2012	2013	2014
Revenues:
United States	$21,287	$24,752	$28,139
United Kingdom	4,846	5,600	6,483
Rest of the world	19,906	25,167	31,379
Total revenues	$46,039	$55,519	$66,001

	As of December 31,
	2013 (1)	2014
Long-lived assets:
United States	$24,004	$37,355
International	14,030	13,093
Total long-lived assets	$38,034	$50,448
(1) Includes the long-lived assets from the Motorola Mobile segment as of December 31, 2013.
Note 16. Subsequent Event
Investment in SpaceX
On January 20, 2015, we invested $900 million in SpaceX, a space exploration and space transport company, to support continued innovation in the areas of space transport, reusability, and satellite manufacturing. We are currently evaluating the transaction and its impact on our financial statements.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2014, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2014. Management reviewed the results of its assessment with our Audit Committee. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its report which is included in Item 8 of this Annual Report on Form 10-K.
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
The information required by this item will be included under the caption “Directors, Executive Officers and Corporate Governance” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 (2015 Proxy Statement) and is incorporated herein by reference. The information required by this item regarding delinquent filers pursuant to Item 405 of Regulation S-K will be included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by this item will be included under the captions “Director Compensation,” “Executive Compensation” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Compensation Committee Interlocks and Insider Participation” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item will be included under the captions “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be included under the captions “Certain Relationships and Related Transactions” and “Directors, Executive Officers and Corporate Governance—Corporate Governance and Board Matters—Director Independence” in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this item will be included under the caption “Independent Registered Public Accounting Firm” in the 2015 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	We have filed the following documents as part of this Annual Report on Form 10-K:
1. Consolidated Financial Statements
2. Financial Statement Schedules
Schedule II: Valuation and Qualifying Accounts

	Balance at Beginning of Year	Additions	Usage	Balance at End of Year
	(In millions)
Year ended December 31, 2012	$133	$1,263	$(815)	$581
Year ended December 31, 2013	$581	$1,128	$(1,078)	$631
Year ended December 31, 2014	$631	$1,240	$(1,646)	$225

Note:
Additions to the allowance for doubtful accounts are charged to expense. Additions to the allowance for sales credits are charged against revenues. For the year ended December 31, 2012, 2013, and 2014, additions included the impact from the Motorola acquisition. For the years ended December 31, 2013 and 2014, usages include the impact from the sale of Motorola Home and Mobile businesses, respectively.

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
Date: February 6, 2015

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

Signature	Title	Date
/S/ LARRY PAGE	Chief Executive Officer, Co-Founder and Director (Principal Executive Officer)	February 6, 2015
Larry Page
/S/ PATRICK PICHETTE	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 6, 2015
Patrick Pichette
/S/ ERIC E. SCHMIDT	Executive Chairman	February 6, 2015
Eric E. Schmidt
/S/ SERGEY BRIN	Co-Founder and Director	February 6, 2015
Sergey Brin
/S/ L. JOHN DOERR	Director	February 6, 2015
L. John Doerr
/S/ DIANE B. GREENE	Director	February 6, 2015
Diane B. Greene
/S/ JOHN L. HENNESSY	Director	February 6, 2015
John L. Hennessy
/S/ ANN MATHER	Director	February 6, 2015
Ann Mather
/S/ ALAN R. MULALLY	Director	February 6, 2015
Alan R. Mulally
/S/ PAUL S. OTELLINI	Director	February 6, 2015
Paul S. Otellini
/S/ K. RAM SHRIRAM	Director	February 6, 2015
K. Ram Shriram
/S/ SHIRLEY M. TILGHMAN	Director	February 6, 2015
Shirley M. Tilghman

EXHIBIT INDEX

Exhibit Number	Description	Incorporated by reference herein
		Form	Date
3.01	Fourth Amended and Restated Certificate of Incorporation of Registrant	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012
3.02	Amended and Restated Bylaws of Registrant	Quarterly Report on Form 10-Q (File No. 000-50726)	July 24, 2012
4.01	Specimen Class A Common Stock certificate	Registration Statement on Form 8-A, (File No. 001-36380)	March 26, 2014
4.02	Specimen Class B Common Stock certificate	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014
4.03	Specimen Class C Capital Stock certificate	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014
4.04	Indenture, dated as of May 19, 2011 between Google Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.05	Form of 2.125% Note due 2016	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.06	Form of 3.625% Note due 2021	Current Report on Form 8-K (File No. 000-50726)	May 19, 2011
4.07	Form of 3.375% Note due 2024	Current Report on Form 8-K (File No. 000-50726)	February 25, 2014
4.08	Deferred Compensation Plan	Registration Statement on Form S-8 (File No. 333-175180)	June 28, 2011
4.09	Amendment No. 1 to the Deferred Compensation Plan	Annual Report on Form 10-K (File No. 000-50726)	January 26, 2012
4.10	Terms of Revised Stipulation of Compromise and Settlement of In Re: Google Inc. Class C Shareholder Litigation (Consol. C.A. No. 7469-CS)	Registration Statement on Form 8-A (File No. 001-36380)	March 26, 2014
4.11	Transfer Restriction Agreement, dated March 25, 2014, between Google Inc. and Larry Page	Current Report on Form 8-K (File No. 000-50726)	March 26, 2014
4.12	Joinder Agreement, dated October 23, 2014, among Google Inc., Larry Page and his Permitted Entities	Quarterly Report on Form 10-Q (File No. 001-36380)	October 23, 2014
4.13	Transfer Restriction Agreement, dated March 25, 2014, between Google Inc. and Sergey Brin	Current Report on Form 8-K (File No. 000-50726)	March 26, 2014
4.14	Joinder Agreement, dated October 23, 2014, among Google Inc., Sergey Brin and his Permitted Entities	Quarterly Report on Form 10-Q (File No. 001-36380)	October 23, 2014
4.15	Transfer Restriction Agreement, dated March 25, 2014, between Google Inc. and Eric E. Schmidt and certain of its affiliates	Current Report on Form 8-K (File No. 000-50726)	March 26, 2014
10.01	Form of Indemnification Agreement entered into between Registrant, its affiliates and its directors and officers	Registration Statement on Form S-1, as amended (File No. 333-114984)	July 12, 2004
10.02	Letter Agreement, dated July 9, 2014, between Alan R. Mulally and Google Inc.	Current Report on Form 8-K (File No. 001-36380)	July 15, 2014
10.03	Transition Letter, dated July 18, 2014, between Nikesh Arora and Google Inc.	Quarterly Report on Form 10-Q (File No. 001-36380)	October 23, 2014
10.04	Separation Agreement and Release, dated August 20, 2014, between Nikesh Arora and Google Inc.	Quarterly Report on Form 10-Q (File No. 001-36380)	October 23, 2014

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.05	◆	2004 Stock Plan, as amended	Current Report on Form 8-K (File No. 000-50726)	June 7, 2011
10.05.1	◆	2004 Stock Plan—Form of stock option agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.05.2	◆	2004 Stock Plan—Form of restricted stock unit agreement	Annual Report on Form 10-K (File No. 000-50726)	March 30, 2005
10.05.3	◆	2004 Stock Plan—Amendment to stock option agreements	Registration Statement on Form S-3 (File No. 333-142243)	April 20, 2007
10.06	◆	Google Inc. 2012 Stock Plan	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012
10.06.1	◆	Google 2012 Stock Plan – Form of Google Restricted Stock Unit Agreement	Annual Report on Form 10-K (File No. 000-50726)	February 12, 2014
10.06.2	◆	Google 2012 Stock Plan – Form of Google Stock Options Agreement	Annual Report on Form 10-K (File No. 000-50726)	February 12, 2014
10.07	◆	Google Inc. 2012 Incentive Compensation Plan for Employees and Consultants of Motorola Mobility	Current Report on Form 8-K (File No. 333-00050726)	June 26, 2012
10.08	◆	Motorola Mobility Holdings, Inc. 2011 Incentive Compensation Plan	Registration Statement on Form S-8 (File No. 333-181661)	May 24, 2012
10.09	◆	AdMob, Inc. 2006 Stock Plan and UK Sub-Plan of the AdMob, Inc. 2006 Stock Plan	Registration Statement on Form S-8 filed (File No. 333-167411)	June 9, 2010
10.10	◆	Click Holding Corp. 2005 Stock Incentive Plan	Registration Statement on Form S-8 (File No. 333-149956)	March 28, 2008
12	*	Computation of Earnings to Fixed Charge Ratios
21.01	*	Subsidiaries of the Registrant
23.01	*	Consent of Independent Registered Public Accounting Firm
24.01	*	Power of Attorney (incorporated by reference to the signature page of this Annual Report on Form 10-K)
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

Exhibit Number	Description	Incorporated by reference herein
		Form	Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
_________________

◆	Indicates management compensatory plan, contract, or arrangement.
*	Filed herewith.
‡	Furnished herewith.