Form 10-Q
period 2015-03-31
Google Inc.
filed 2015-04-29
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-36380
________________________________________________________________
Google Inc.
(Exact name of registrant as specified in its charter)
________________________________________________________________

Delaware	77-0493581
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1600 Amphitheatre Parkway
Mountain View, CA 94043
(Address of principal executive offices, including zip code)
(650) 253-0000
(Registrant’s telephone number, including area code)
________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 23, 2015, there were 288,264,671 shares of Google’s Class A common stock outstanding, 52,452,377 shares of Google’s Class B common stock outstanding, and 341,692,317 Google's Class C capital stock outstanding.

Google Inc.
Form 10-Q
For the Quarterly Period Ended March 31, 2015

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

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

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
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands and par value per share amounts)

	As of December 31, 2014	As of March 31, 2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,347	$16,976
Marketable securities	46,048	48,460
Total cash, cash equivalents, and marketable securities (including securities loaned of $4,058 and $2,574)	64,395	65,436
Accounts receivable, net of allowance of $225 and $200	9,383	8,584
Receivable under reverse repurchase agreements	875	825
Deferred income taxes, net	1,322	847
Income taxes receivable, net	1,298	901
Prepaid revenue share, expenses and other assets	3,412	3,720
Total current assets	80,685	80,313
Prepaid revenue share, expenses and other assets, non-current	3,280	3,596
Non-marketable investments	3,079	4,090
Property and equipment, net	23,883	25,448
Intangible assets, net	4,607	4,380
Goodwill	15,599	15,573
Total assets	$131,133	$133,400
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,715	$1,688
Short-term debt	2,009	2,009
Accrued compensation and benefits	3,069	1,911
Accrued expenses and other current liabilities	4,434	4,494
Accrued revenue share	1,952	1,755
Securities lending payable	2,778	1,657
Deferred revenue	752	699
Income taxes payable, net	96	123
Total current liabilities	16,805	14,336
Long-term debt	3,228	3,226
Deferred revenue, non-current	104	93
Income taxes payable, non-current	3,407	3,717
Deferred income taxes, net, non-current	1,971	1,845
Other long-term liabilities	1,118	1,735
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 680,172 (Class A 286,560, Class B 53,213, Class C 340,399) and par value of $680 (Class A $287, Class B $53, Class C $340) and 682,330 (Class A 288,198, Class B 52,480, Class C 341,652) and par value of $682 (Class A $288, Class B $52, Class C $342) shares issued and outstanding	28,767	29,527
Accumulated other comprehensive income (loss)	27	(371)
Retained earnings	75,706	79,292
Total stockholders’ equity	104,500	108,448
Total liabilities and stockholders’ equity	$131,133	$133,400
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except share amounts which are reflected in thousands and per share amounts)

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Revenues	$15,420	$17,258
Costs and expenses:
Cost of revenues (1)	5,961	6,356
Research and development (1)	2,126	2,753
Sales and marketing (1)	1,729	2,065
General and administrative (1)	1,489	1,637
Total costs and expenses	11,305	12,811
Income from operations	4,115	4,447
Interest and other income, net	357	157
Income from continuing operations before income taxes	4,472	4,604
Provision for income taxes	822	1,018
Net income from continuing operations	3,650	3,586
Net loss from discontinued operations (1)	(198)	0
Net income	$3,452	$3,586
Basic net income (loss) per share of Class A and B common stock and Class C capital stock:
Continuing operations	$5.42	$5.27
Discontinued operations	(0.29)	0.00
Basic net income per share	$5.13	$5.27
Diluted net income (loss) per share of Class A and B common stock and Class C capital stock:
Continuing operations	$5.33	$5.20
Discontinued operations	(0.29)	0.00
Diluted net income per share	$5.04	$5.20

Shares used in basic per share calculation	672,587	680,915
Shares used in diluted per share calculation	685,212	689,498

(1) Includes stock-based compensation expense as follows:
Cost of revenues	$95	$160
Research and development	456	615
Sales and marketing	147	205
General and administrative	141	223
Discontinued operations	48	0
Total stock-based compensation expense	$887	$1,203
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Net income	$3,452	$3,586
Other comprehensive income (loss):
Change in foreign currency translation adjustment	65	(923)
Available-for-sale investments:
Change in net unrealized gains	217	221
Less: reclassification adjustment for net gains included in net income	(67)	(27)
Net change (net of tax effect of $42 and $61)	150	194
Cash flow hedges:
Change in net unrealized gains	10	562
Less: reclassification adjustment for net gains included in net income	(5)	(231)
Net change (net of tax effect of $30 and $192)	5	331
Other comprehensive income (loss)	220	(398)
Comprehensive income	$3,672	$3,188
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Operating activities
Net income	$3,452	$3,586
Adjustments:
Depreciation expense and impairment of property and equipment	816	938
Amortization and impairment of intangible and other assets	270	239
Stock-based compensation expense	887	1,203
Excess tax benefits from stock-based award activities	(155)	(105)
Deferred income taxes	144	71
Gain on equity interest	(103)	0
Gain on sale of non-marketable investments	(117)	0
Other	(14)	77
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	267	698
Income taxes, net	201	756
Prepaid revenue share, expenses and other assets	(308)	43
Accounts payable	177	(24)
Accrued expenses and other liabilities	(1,079)	(601)
Accrued revenue share	(70)	(205)
Deferred revenue	23	(59)
Net cash provided by operating activities	4,391	6,617
Investing activities
Purchases of property and equipment	(2,345)	(2,927)
Purchases of marketable securities	(12,082)	(12,558)
Maturities and sales of marketable securities	9,406	10,389
Purchases of non-marketable investments	(168)	(1,074)
Cash collateral related to securities lending	779	(1,120)
Investments in reverse repurchase agreements	50	50
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(2,947)	(64)
Net cash used in investing activities	(7,307)	(7,304)
Financing activities
Net payments related to stock-based award activities	(326)	(493)
Excess tax benefits from stock-based award activities	155	105
Proceeds from issuance of debt, net of costs	3,416	3,305
Repayments of debt	(2,423)	(3,308)
Net cash provided by (used in) financing activities	822	(391)
Effect of exchange rate changes on cash and cash equivalents	(5)	(293)
Net decrease in cash and cash equivalents	(2,099)	(1,371)
Cash and cash equivalents at beginning of period	18,898	18,347
Reclassification of assets previously held for sale	(160)	0
Cash and cash equivalents at end of period	$16,639	$16,976

Supplemental disclosures of cash flow information
Cash paid for taxes	$353	$98
Cash paid for interest	$0	$18
See accompanying notes.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Google Inc. and Summary of Significant Accounting Policies
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On October 29, 2014, we sold the Motorola Mobile business (Motorola Mobile) to Lenovo Group Limited (Lenovo). The financial results of Motorola Mobile are presented as Net loss from discontinued operations on the Consolidated Statements of Income for the three months ended March 31, 2014. See Note 8 for further discussion of the sale.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of March 31, 2015, the Consolidated Statements of Income for the three months ended March 31, 2014 and 2015, the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and 2015, and the Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of March 31, 2015, our results of operations for the three months ended March 31, 2014 and 2015, and our cash flows for the three months ended March 31, 2014 and 2015. The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
These unaudited interim consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the SEC on February 6, 2015.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10) "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation". ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the ASC thereby removing the financial reporting distinction between development stage entities and other reporting entities. The amendment eliminating the exception to the sufficiency-of-equity-at-risk criterion for development stage entities will be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of these amendments is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-10 on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-11 (ASU 2014-11) "Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures." ASU 2014-11 requires entities to account for repurchase-to-maturity transactions and repurchase financing arrangements as secured borrowings. ASU 2014-11 also expands disclosure requirements for these transactions to include the nature of the collateral being pledged and the time to maturity. The accounting changes are effective for the first interim or annual period beginning after December 15, 2014 and certain disclosure requirements are effective for interim periods beginning after March 15, 2015. In the first quarter of 2015, we adopted the amended accounting requirements and it did not have a material impact on the consolidated financial statements. We will adopt the additional disclosure requirements in the second quarter of 2015.
In February 2015, the FASB issued Accounting Standards Update No. 2015-02 (ASU 2015-02) "Consolidation (Topic 810): Amendments to the Consolidation Analysis." ASU 2015-02 changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. It is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We are currently in the process of evaluating the impact of the adoption of ASU 2015-02 on our consolidated financial statements.
Note 2. Financial Instruments
Fair Value Measurements
We measure our cash equivalents, marketable securities, foreign currency and interest rate derivative contracts, and non-marketable debt securities at fair value on a recurring basis. Fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. Assets and liabilities recorded at fair value are measured and classified in accordance with a three-tier fair value hierarchy based on the observability of the inputs available in the market used to measure fair value:
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
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. We classify our foreign currency and interest rate derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. We classify our non-marketable debt securities within Level 3 as the valuation inputs are not observable in an active market.
Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2014 and March 31, 2015 (in millions):

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,863	$0	$0	$9,863	$9,863	$0
Level 1:
Money market and other funds	2,532	0	0	2,532	2,532	0
U.S. government notes	15,320	37	(4)	15,353	1,128	14,225
Marketable equity securities	988	428	(64)	1,352	0	1,352
	18,840	465	(68)	19,237	3,660	15,577
Level 2:
Time deposits(1)	2,409	0	0	2,409	2,309	100
Money market and other funds(2)	1,762	0	0	1,762	1,762	0
Fixed-income bond funds(3)	385	0	(38)	347	0	347
U.S. government agencies	2,327	8	(1)	2,334	750	1,584
Foreign government bonds	1,828	22	(10)	1,840	0	1,840
Municipal securities	3,370	33	(6)	3,397	3	3,394
Corporate debt securities	11,499	114	(122)	11,491	0	11,491
Agency residential mortgage-backed securities	8,196	109	(42)	8,263	0	8,263
Asset-backed securities	3,456	1	(5)	3,452	0	3,452
	35,232	287	(224)	35,295	4,824	30,471
Total	$63,935	$752	$(292)	$64,395	$18,347	$46,048

	As of March 31, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$10,929	$0	$0	$10,929	$10,929	$0
Level 1:
Money market and other funds	2,451	0	0	2,451	2,451	0
U.S. government notes	14,385	93	0	14,478	8	14,470
Marketable equity securities	984	379	0	1,363	0	1,363
	17,820	472	0	18,292	2,459	15,833
Level 2:
Time deposits	2,798	0	0	2,798	2,771	27
Money market and other funds(2)	810	0	0	810	810	0
Fixed-income bond funds(3)	370	0	(51)	319	0	319
U.S. government agencies	1,973	14	0	1,987	0	1,987
Foreign government bonds	1,914	27	(5)	1,936	0	1,936
Municipal securities	3,679	38	(4)	3,713	7	3,706
Corporate debt securities	12,645	178	(64)	12,759	0	12,759
Agency residential mortgage-backed securities	8,161	133	(22)	8,272	0	8,272
Asset-backed securities	3,620	3	(2)	3,621	0	3,621
	35,970	393	(148)	36,215	3,588	32,627
Total	$64,719	$865	$(148)	$65,436	$16,976	$48,460

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances as of December 31, 2014 and March 31, 2015 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See section titled "Securities Lending Program" below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $98 million and $77 million for the three months ended March 31, 2014 and 2015. We recognized gross realized losses of $24 million and $45 million for the three months ended March 31, 2014 and 2015. We reflect these gains and losses as a component of Interest and other income, net in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of March 31, 2015
(unaudited)
Due in 1 year	$6,279
Due in 1 year through 5 years	24,805
Due in 5 years through 10 years	6,943
Due after 10 years	8,751
Total	$46,778
Non-marketable Investments
We included $90 million and $998 million of available-for-sale debt securities in our non-marketable investments as of December 31, 2014 and March 31, 2015. These debt securities are primarily preferred stock with certain features and convertible notes issued by private companies that do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we used a combination of valuation methodologies, including market and income approaches based on prior transaction prices, estimated timing, probability and amount of cash flows,  and illiquidity considerations. Financial information of the private companies may not be available to us due to the nature of those companies, and consequently we will estimate the value based on the best available information available to us at the measurement date. As of December 31, 2014 and March 31, 2015, the estimated fair value of these securities approximated their carrying value. In addition, since these securities do not have contractual maturity dates and we do not intend to liquidate them in the next 12 months, we have classified them as non-current assets on the accompanying Consolidated Balance Sheet as of December 31, 2014 and March 31, 2015.
The following table presents reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions, unaudited):

Level 3
Balance at January 1, 2015	$90
Purchases of securities (1)	908
Balance at March 31, 2015	$998

(1)	Purchases of securities included our $900 million investment in SpaceX, a space exploration and space transport company, made during January 2015.
Impairment Considerations for Available-for-sale Investments
The following tables present gross unrealized losses and fair values for those marketable investments that were in an unrealized loss position as of December 31, 2014 and March 31, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,490	$(4)	$0	$0	$4,490	$(4)
U.S. government agencies	830	(1)	0	0	830	(1)
Foreign government bonds	255	(7)	43	(3)	298	(10)
Municipal securities	877	(3)	174	(3)	1,051	(6)
Corporate debt securities	5,851	(112)	225	(10)	6,076	(122)
Agency residential mortgage-backed securities	609	(1)	2,168	(41)	2,777	(42)
Asset-backed securities	2,388	(4)	174	(1)	2,562	(5)
Fixed-income bond funds	347	(38)	0	0	347	(38)
Marketable equity securities	690	(64)	0	0	690	(64)
Total	$16,337	$(234)	$2,784	$(58)	$19,121	$(292)

	As of March 31, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
			(unaudited)
Foreign government bonds	$366	$(4)	$23	$(1)	$389	$(5)
Municipal securities	930	(3)	19	(1)	949	(4)
Corporate debt securities	3,266	(59)	126	(5)	3,392	(64)
Agency residential mortgage-backed securities	798	(3)	1,246	(19)	2,044	(22)
Asset-backed securities	1,941	(2)	0	0	1,941	(2)
Fixed-income bond funds	319	(51)	0	0	319	(51)
Total	$7,620	$(122)	$1,414	$(26)	$9,034	$(148)
We periodically review our available-for-sale debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three months ended March 31, 2014 and 2015, we did not recognize any other-than-temporary impairment loss.
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2014 and March 31, 2015, we received cash collateral related to the derivative instruments under our collateral security arrangements of $268 million and $311 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $13.6 billion and $13.5 billion as of December 31, 2014 and March 31, 2015. These foreign exchange contracts have maturities of 36 months or less.
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
As of March 31, 2015, the effective portion of our cash flow hedges before tax effect was $1.3 billion, of which $1.1 billion is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in the time value for these forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.5 billion as of December 31, 2014 and March 31, 2015.
We use interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $175 million and $200 million as of December 31, 2014 and March 31, 2015.
Gains and losses on these forward contracts and interest rate swaps are recognized in Interest and other income, net along with the offsetting losses and gains of the related hedged items. Realized gains and losses on these forward contracts and interest rate swaps are reported within investment activities in the Consolidated Statement of Cash Flows, consistent with the impact of the hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in Interest and other income, net along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $6.2 billion as of December 31, 2014 and March 31, 2015.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in Interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into Interest and other income, net. The total notional amounts of interest rate contracts outstanding were $150 million as of December 31, 2014 and $250 million as of March 31, 2015.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2014
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$851	$0	$851
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$852	$0	$852
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$3	$3
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	1	0	1
Total		$1	$3	$4

		As of March 31, 2015
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$1,265	$4	$1,269
Total		$1,265	$4	$1,269
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$17	$2	$19
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	2	1	3
Total		$19	$3	$22

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended
	March 31,
Derivatives in Cash Flow Hedging Relationship	2014	2015
	(unaudited)
Foreign exchange contracts	$13	$836
Interest rate contracts	(31)	0
Total	$(18)	$836

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended
		March 31,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2014	2015
		(unaudited)
Foreign exchange contracts	Revenues	$8	$311
Interest rate contracts	Interest and other income, net	0	1
Total		$8	$312

	Gains (Losses) Recognized in Income on Derivatives (1) (Amount Excluded from Effectiveness Testing and Ineffective Portion)
		Three Months Ended
		March 31,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2014	2015
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(67)	$(101)
Interest rate contracts	Interest and other income, net	4	0
Total		$(63)	$(101)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended
		March 31,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2014	2015
		(unaudited)
Foreign Exchange Hedges:
Foreign exchange contracts	Interest and other income, net	$(2)	$111
Hedged item	Interest and other income, net	0	(113)
Total		$(2)	$(2)
Interest Rate Hedges:
Interest rate contracts	Interest and other income, net	$0	$(2)
Hedged item	Interest and other income, net	0	2
Total		$0	$0

(2)	Losses related to the amount excluded from effectiveness testing of the hedges were $2 million and $2 million for the three months ended March 31, 2014 and 2015.
The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended
		March 31,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2014	2015
		(unaudited)
Foreign exchange contracts	Interest and other income, net and net loss from discontinued operations	$(37)	$157
Interest rate contracts	Interest and other income, net	1	(7)
Total		$(36)	$150
Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements
We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2014 and March 31, 2015, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	As of December 31, 2014
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$852	$0	$852		$(1)	(1)	$(251)	$(412)	$188
Reverse repurchase agreements	2,637	0	2,637	(2)	0		0	(2,637)	0
Total	$3,489	$0	$3,489		$(1)		$(251)	$(3,049)	$188

	As of March 31, 2015
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$1,269	$0	$1,269		$(1)	(1)	$(302)	$(818)	$148
Reverse repurchase agreements	1,635	0	1,635	(2)	0		0	(1,635)	0
Total	$2,904	$0	$2,904		$(1)		$(302)	$(2,453)	$148

(1)
The balances as of December 31, 2014 and March 31, 2015 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2)
The balances as of December 31, 2014 and March 31, 2015 included $1,762 million and $810 million recorded in cash and cash equivalents, respectively, and $875 million and $825 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	As of December 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(1)	(3)	$0	$0	$3
Securities lending agreements	2,778	0	2,778	0		0	(2,740)	38
Total	$2,782	$0	$2,782	$(1)		$0	$(2,740)	$41

	As of March 31, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$22	$0	$22	$(1)	(3)	$(1)	$0	$20
Securities lending agreements	1,657	0	1,657	0		0	(1,643)	14
Total	$1,679	$0	$1,679	$(1)		$(1)	$(1,643)	$34

(3)
The balances as of December 31, 2014 and March 31, 2015 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 3. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2014 and March 31, 2015, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.1%. In conjunction with this program, we have a $3.0 billion revolving credit facility which expires in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2014 and March 31, 2015, we were in compliance with the financial covenants in the credit facility, and no amounts were outstanding under the credit facility at December 31, 2014 and March 31, 2015. The estimated fair value of the commercial paper approximated its carrying value as of December 31, 2014 and March 31, 2015.
Long-Term Debt
We issued $1.0 billion of unsecured senior notes (the "2014 Notes") in February 2014 and $3.0 billion of unsecured senior notes in three tranches (collectively, the "2011 Notes") in May 2011. We used the net proceeds from the issuance of the 2011 Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. We used the net proceeds from the issuance of the 2014 Notes for the repayment of the portion of the principal amount of our 2011 Notes which matured on May 19, 2014 and for general corporate purposes. The total outstanding Notes are summarized below:

	As of December 31, 2014	As of March 31, 2015
		(unaudited)
Short-Term Portion of Long-Term Debt
Capital Lease Obligation	$10	$9
Total	$10	$9

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$1,000
3.625% Notes due on May 19, 2021	1,000	1,000
3.375% Notes due on February 25, 2024	1,000	1,000
Unamortized discount for the Notes above	(8)	(7)
Subtotal	2,992	2,993
Capital Lease Obligation	236	233
Total	$3,228	$3,226
The effective interest yields of the Notes due in 2016, 2021, and 2024 were 2.241%, 3.734% and 3.377%, respectively. Interest on the 2011 and 2014 Notes is payable semi-annually. The 2011 and 2014 Notes rank equally with each other and with all of our other senior unsecured and unsubordinated indebtedness from time to time outstanding. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. The total estimated fair value of the outstanding 2011 and 2014 Notes was approximately $3.1 billion and $3.2 billion as of December 31, 2014 and March 31, 2015. The fair value of the outstanding 2011 and 2014 Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property which expires in 2028 with an option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of December 31, 2014 and March 31, 2015.

Note 4. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2014	As of March 31, 2015
		(unaudited)
Information technology assets	$10,918	$11,855
Land and buildings	13,326	13,479
Construction in progress	6,555	7,415
Leasehold improvements	1,868	2,016
Furniture and fixtures	79	78
Property and equipment, gross	32,746	34,843
Less: accumulated depreciation and amortization	(8,863)	(9,395)
Property and equipment, net	$23,883	$25,448
Property under capital lease with a cost basis of $258 million was included in land and buildings and construction in progress as of March 31, 2015.
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

	As of December 31, 2014	As of March 31, 2015
		(unaudited)
Principal of the Note Receivable	$1,500	$1,500
Less: unamortized discount for the Note Receivable	(175)	(160)
Total	$1,325	$1,340
As of December 31, 2014 and March 31, 2015, we did not recognize any valuation allowance on the Note Receivable.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2013	$16	$50	$59	$125

Other comprehensive income before reclassifications	65	217	10	292
Amounts reclassified from AOCI	0	(67)	(5)	(72)
Other comprehensive income	65	150	5	220
Balance as of March 31, 2014	$81	$200	$64	$345

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2014	$(980)	$421	$586	$27

Other comprehensive income (loss) before reclassifications	(923)	221	562	(140)
Amounts reclassified from AOCI	0	(27)	(231)	(258)
Other comprehensive income (loss)	(923)	194	331	(398)
Balance as of March 31, 2015	$(1,903)	$615	$917	$(371)
The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended March 31,
AOCI Components	Location	2014	2015
Unrealized gains on available-for-sale investments
	Interest and other income, net	$74	$32
	Provision for income taxes	(7)	(5)
	Net of tax	$67	$27

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$8	$311
Interest rate contracts	Interest and other income, net	0	1
	Provision for income taxes	(3)	(81)
	Net of tax	$5	$231

Total amount reclassified, net of tax		$72	$258
Note 5. Acquisitions
During the three months ended March 31, 2015, we completed various acquisitions and purchases of intangible assets for total consideration of approximately $64 million. In aggregate, $26 million was attributed to intangible assets, $17 million was attributed to goodwill, and $21 million was attributed to net assets acquired. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $6 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions completed during the three months ended March 31, 2015, patents and developed technology have a weighted-average useful life of 4.1 years and trade names and other have a weighted-average useful life of 3.0 years.
Note 6. Collaboration Agreement
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. Calico's results of operations and statement of financial position are included in our consolidated financial statements. As of March 31, 2015, Google has contributed $240 million to Calico in exchange for Calico convertible preferred units. As of March 31, 2015, Google has also committed to fund an additional $490 million on an as-needed basis.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of March 31, 2015, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of March 31, 2015, Calico has contributed $250 million and committed up to an additional $500 million.
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
Note 7. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the three months ended March 31, 2015 were as follows (in millions, unaudited):

Balance as of December 31, 2014	$15,599
Goodwill acquired	17
Goodwill adjustment	(43)
Balance as of March 31, 2015	$15,573
Other Intangible Assets
Information regarding our purchased intangible assets was as follows (in millions):

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$6,547	$2,513	$4,034
Customer relationships	1,410	1,168	242
Trade names and other	696	365	331
Total	$8,653	$4,046	$4,607

	As of March 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,510	$2,697	$3,813
Customer relationships	1,396	1,199	197
Trade names and other	729	359	370
Total	$8,635	$4,255	$4,380
Amortization expense relating to our purchased intangible assets was $270 million and $239 million for the three months ended March 31, 2014 and 2015. For the three months ended March 31, 2014, amortization expense related to Motorola Mobile was included in net loss from discontinued operations.
As of March 31, 2015, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2015	$649
2016	791
2017	714
2018	631
2019	522
Thereafter	1,073
$4,380

Note 8. Discontinued Operations
On October 29, 2014, we closed the sale of the Motorola Mobile business to Lenovo. We maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including pre-closing patent applications and invention disclosures, which we licensed to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we agreed to indemnify Lenovo for certain potential liabilities of the Motorola Mobile business, for which we recorded a liability of $130 million at the time of close.
The following table presents financial results of the Motorola Mobile business for the three months ended March 31, 2014, which were presented as Net loss from discontinued operations (in millions, unaudited):

Three Months Ended
March 31,
2014
Revenues	$1,377

Loss from discontinued operations before income taxes	(274)
Benefits from income taxes	76
Net loss from discontinued operations	$(198)
Note 9. Interest and Other Income, Net
The components of Interest and other income, net, were as follows (in millions, unaudited):

	Three Months Ended
	March 31,
	2014	2015
Interest income	$168	$226
Interest expense	(24)	(26)
Realized gains on available-for-sale investments, net	74	32
Foreign currency exchange losses, net	(109)	(62)
Realized gain on equity interest	103	0
Realized gain on non-marketable investments	117	0
Other income (expense), net	28	(13)
Interest and other income, net	$357	$157
Note 10. Contingencies
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us. On April 15, 2015, the EC issued a Statement of Objections (SO) regarding the display and ranking of shopping search results. The EC also opened a formal investigation into Android. We will respond to the SO and will continue to cooperate with the EC.
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India, the Taiwan Fair Trade Commission, Brazil's Council for Economic Defense, the Canadian Competition Bureau and the Federal Antimonopoly Service of the Russian Federation have also opened investigations into certain of our business practices.
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
Other
We are also regularly subject to claims, suits, government investigations, and other proceedings involving competition (such as the pending EC investigations described above), intellectual property, privacy, tax, labor and employment, commercial disputes, content generated by our users, goods and services offered by advertisers or publishers using our platforms, personal injury, consumer protection, and other matters. Such claims, suits, government investigations, and other proceedings could result in fines, civil or criminal penalties, or other adverse consequences.
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
Please see Note 13 for additional information regarding contingencies related to our income taxes.
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended March 31,
	2014			2015
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$1,521	$304	$1,825	$1,512	$278	$1,796
Allocation of undistributed earnings - discontinued operations	(83)	(16)	(99)	—	—	—
Total	$1,438	$288	$1,726	$1,512	$278	$1,796
Denominator
Number of shares used in per share computation	280,202	56,091	336,293	287,043	52,846	341,026
Basic net income (loss) per share:
Continuing operations	$5.42	$5.42	$5.42	$5.27	$5.27	$5.27
Discontinued operations	(0.29)	(0.29)	(0.29)	—	—	—
Basic net income per share	$5.13	$5.13	$5.13	$5.27	$5.27	$5.27
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$1,521	$304	$1,825	$1,512	$278	$1,796
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	304	—	—	278	—	—
Reallocation of undistributed earnings	—	(5)	—	(8)	(3)	8
Allocation of undistributed earnings - continuing operations	$1,825	$299	$1,825	$1,782	$275	$1,804
Allocation of undistributed earnings for basic computation - discontinued operations	$(83)	$(16)	$(99)	$—	$—	$—
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(16)	—	—	—	—	—
Reallocation of undistributed earnings	—	—	—	—	—	—
Allocation of undistributed earnings - discontinued operations	$(99)	$(16)	$(99)	$—	$—	$—
Denominator
Number of shares used in basic computation	280,202	56,091	336,293	287,043	52,846	341,026
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	56,091	—	—	52,846	—	—
Employee stock options	2,419	—	2,419	1,694	—	1,650
Restricted stock units and other contingently issuable shares	3,894	—	3,894	1,045	—	4,194
Number of shares used in per share computation	342,606	56,091	342,606	342,628	52,846	346,870
Diluted net income (loss) per share:
Continuing operations	$5.33	$5.33	$5.33	$5.20	$5.20	$5.20
Discontinued operations	(0.29)	(0.29)	(0.29)	—	—	—
Diluted net income per share	$5.04	$5.04	$5.04	$5.20	$5.20	$5.20
For the periods presented above, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are legally entitled to equal per share distributions whether through dividends or in liquidation in accordance with our Fourth Amended and Restated Certificate of Incorporation.
Note 12. Stockholders’ Equity
Stock Split Effected In Form of Stock Dividend
In January 2014, our board of directors approved the distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock (the Stock Split). The Stock Split had a record date of March 27, 2014 and a payment date of April 2, 2014.
In accordance with a settlement of litigation involving the authorization to distribute Class C capital stock, at the close of trading on April 2, 2015, the last trading day of the 365 day period following the first date the Class C shares traded on NASDAQ (Lookback Period), we determined that a payment (the Adjustment Payment) in the amount of

$522 million was due. The amount of the Adjustment Payment was based on the percentage difference that developed between the volume-weighted average price of Class A and Class C shares during the Lookback Period, as supplied by NASDAQ Data-on-Demand, and was payable to holders of Class C capital stock as of the end of the Lookback Period in cash, Class A common stock, Class C capital stock, or a combination thereof, at the discretion of our board of directors. On April 22, 2015, our board of directors approved the Adjustment Payment to be paid on or about May 4, 2015 in shares of Class C capital stock, and cash in lieu of any fractional shares of Class C capital stock.
In the quarter ending June 30, 2015, the Adjustment Payment will be allocated to the numerator for calculating net income per share of Class C capital stock from net income available to shareholders and any remaining undistributed earnings will be allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. The dilutive impact of the Adjustment Payment is included in the weighted-average effect of dilutive securities for Class C capital stock in the three months ended March 31, 2015.
Stock-Based Award Activities
The following table summarizes the activities for our stock options for the three months ended March 31, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2014	7,240,419	$215.56
Granted	0	N/A
Exercised	(619,179)	$179.33
Forfeited/canceled	(4,153)	$312.03
Balance as of March 31, 2015	6,617,087	$218.88	4.2	$2,200
Exercisable as of March 31, 2015	5,681,295	$203.22	3.8	$1,978
Exercisable as of March 31, 2015 and expected to vest thereafter (2)	5,901,780	$217.40	4.2	$2,176

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $554.70 and $548.00 for our Class A common stock and Class C capital stock, respectively, on March 31, 2015.

(2)	Options expected to vest reflect an estimated forfeiture rate.
As of March 31, 2015, there was $38 million of unrecognized compensation cost related to outstanding Google employee stock options. This amount is expected to be recognized over a weighted-average period of 1.1 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the three months ended March 31, 2015:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2014	24,619,549	$487.80
Granted	1,233,138	$527.84
Vested	(2,617,997)	$434.04
Forfeited/canceled	(378,918)	$479.95
Unvested as of March 31, 2015	22,855,772	$496.25
Expected to vest after March 31, 2015 (1)	20,385,063	$496.25

(1)	RSUs expected to vest reflect an estimated forfeiture rate.

As of March 31, 2015, there was $9.1 billion of unrecognized compensation cost related to unvested Google employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.7 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
Note 13. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total unrecognized tax benefits were $3,412 million and $3,683 million as of December 31, 2014 and March 31, 2015. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $3,026 million and $3,268 million as of December 31, 2014 and March 31, 2015. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.
Our provision for income taxes and effective tax rate increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily due to more capital loss utilized in prior year and increase in tax reserves, offset by more federal investment tax credits received in the current year.
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
We have received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment. We continue to defend any and all such claims as presented. While we believe it is more likely than not that our tax position will be sustained, it is reasonably possible that we will have future obligations related to these matters.
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
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Revenues:
United States	$6,656	$7,388
United Kingdom	1,583	1,675
Rest of the world	7,181	8,195
Total revenues	$15,420	$17,258

	As of December 31, 2014	As of March 31, 2015
		(unaudited)
Long-lived assets:
United States	$37,355	$40,136
International	13,093	12,951
Total long-lived assets	$50,448	$53,087

Note 15. Subsequent Event
On October 30, 2014, we entered into a lease agreement which, as amended, became effective and commenced on April 1, 2015, pursuant to which Google will lease and manage Moffett Federal Airfield in Mountain View, California for a 60-year term, with unilateral break options that may be exercised at each 15-year period. The total lease payments over the 60-year term are $1.2 billion.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Here are our key financial results for the three months ended March 31, 2015:

•
Consolidated revenues increased 11.9% from the first quarter ended March 31, 2014 to $17.3 billion, primarily driven by an increase in advertising revenues generated by Google websites and an increase in other revenues, and to a lesser extent, an increase in advertising revenues generated by Google Network Members' websites.

•	Revenues from the United States, the United Kingdom, and Rest of World were $7.4 billion, $1.7 billion, and $8.2 billion, respectively.

•
Cost of revenues was $6.4 billion, consisting of traffic acquisition costs of $3.3 billion and other cost of revenues of $3.1 billion. Our traffic acquisition costs as a percentage of advertising revenues was 21.6%.

•
Operating expenses (excluding cost of revenues) were $6.5 billion, primarily consisting of labor and facilities-related costs for our research and development and sales and marketing functions, advertising and promotional expenses, and stock-based compensation expense.

•	Income from operations was $4.4 billion.

•	The effective tax rate was 22.1%.

•	Net income was $3.6 billion with diluted earnings per share of $5.20.

•	Operating cash flow was $6.6 billion.

•	Capital expenditures were $2.9 billion.

•	Headcount increased to 55,419 as of March 31, 2015.

Results of Operations
The following table presents our operating results as a percentage of revenues for the periods presented:

	Three Months Ended
	March 31,
	2014(1)	2015
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%
Costs and expenses:
Cost of revenues	38.7	36.8
Research and development	13.8	16.0
Sales and marketing	11.2	12.0
General and administrative	9.6	9.4
Total costs and expenses	73.3	74.2
Income from operations	26.7	25.8
Interest and other income, net	2.3	0.9
Income from continuing operations before income taxes	29.0	26.7
Provision for income taxes	5.3	5.9
Net income from continuing operations	23.7	20.8
Net loss from discontinued operations	(1.3)	0.0
Net income	22.4%	20.8%

(1) The financial results of Motorola Mobile are presented as net loss from discontinued operations on the Consolidated Statements of Income for the three months ended March 31, 2014.
Revenues
The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Advertising revenues:
Google websites (1)	$10,469	$11,932
Google Network Members' websites (2)(3)	3,528	3,576
Total advertising revenues	13,997	15,508
Other revenues (2)	1,423	1,750
Revenues	$15,420	$17,258

(1) Our revenues from Google websites include monetized searches on Google.com and other owned and operated properties, including traffic via distribution partners.
(2) Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Other Revenues to Advertising Revenues from Google Network Members' websites to conform with our current period presentation.

(3) Our revenues from Google Network Members’ websites, which include monetized searches from third party websites, are generated primarily through advertising programs including AdSense for search, AdSense for content, AdExchange, AdMob, and the DoubleClick platform.

The following table presents our revenues, by revenue source, as a percentage of revenues for the periods presented:

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Advertising revenues:
Google websites	67.9%	69.1%
Google Network Members' websites(1)	22.9	20.7
Total advertising revenues	90.8%	89.8%
Other revenues(1)	9.2	10.2
Revenues	100.0%	100.0%

Google websites as % of advertising revenues	74.8%	76.9%
Google Network Members’ websites as % of advertising revenues	25.2%	23.1%

(1) Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Other Revenues to Advertising Revenues from Google Network Members' websites to conform with our current period presentation.

Advertising Revenues and Monetization Metrics
Our advertising revenues increased $1,511 million from three months ended March 31, 2014 to three months ended March 31, 2015 primarily from an increase in advertising revenues generated by both Google websites and Google Network Members' websites. Our advertising revenues growth was driven primarily by an increase in the number of aggregate paid clicks through our advertising programs of 13% from three months ended March 31, 2014 to three months ended March 31, 2015. The increase in the number of paid clicks generated through our advertising programs was due to certain monetization improvements including new and richer ad formats, an increase in aggregate traffic across all platforms and properties including YouTube engagement ads like TrueView, the continued global expansion of our products, advertisers and user base across multiple devices, and an increase in the number of Google Network Members, partially offset by certain advertising policy changes. The positive impact of our revenues from paid clicks was partially offset by a decrease in the average cost-per-click paid by our advertisers of 7% from three months ended March 31, 2014 to three months ended March 31, 2015. The decrease was due to various factors, such as the general strengthening of the U.S. dollar compared to certain foreign currencies, ongoing product and policy changes, the geographic mix, device mix, as well as the property mix partially impacted by YouTube engagement ads like TrueView.
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

The following table presents the changes in our paid clicks and cost-per-click for the periods presented (in percentage terms):

Change from Q1 2014 to Q1 2015 (Year over Year)
Aggregate paid clicks	13%
Paid clicks on Google websites (1)	25%
Paid clicks on Google Network Members' websites (2)	(12)%

Aggregate cost-per-click	(7)%
Cost-per-click on Google websites	(13)%
Cost-per-click on Google Network Members' websites	2%

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
Other Revenues
Other revenues increased $327 million from three months ended March 31, 2014 to the three months ended March 31, 2015 and also increased as a percentage of total revenues. The increase was primarily due to growth of our sales of digital content products in the Google Play store, primarily apps (revenues for which we recognize net of payout to partners). This increase is partially offset by the decrease in sales of our hardware products including Nexus devices, and the general strengthening of the US dollar compared to certain foreign currencies.
Revenues by Geography
The following table presents our domestic and international revenues as a percentage of total revenues, determined based on the billing addresses of our customers:

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
United States	43%	43%
United Kingdom	10%	10%
Rest of the world	47%	47%

For the amounts of revenues by geography, please refer to Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Foreign Exchange Impact on Revenues
Our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. For the purposes of determining the impact of foreign currency exchange rate fluctuations on our revenues, we take the U.S. dollar equivalent of foreign currency-denominated revenues of a particular period translated at the current period exchange rates minus the same revenues translated at corresponding comparable period rates.
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
The following table presents our foreign exchange impact on revenues for the periods presented (in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
United Kingdom revenues	$1,583	$1,675
Foreign exchange impact on current year revenues using corresponding prior year exchange rates -- (revenues would be higher)/revenues would be lower	71	(116)
Hedging gains recognized in current year	0	20

Rest of the world revenues	$7,181	$8,195
Foreign exchange impact on current year revenues using corresponding prior year exchange rates -- (revenues would be higher)/revenues would be lower	(234)	(990)
Hedging gains recognized in current year	8	291
For the three months ended March 31, 2015, our revenues from the United Kingdom were unfavorably impacted by changes in foreign currency exchange rates over the three months ended March 31, 2014, primarily as the U.S. dollar strengthened relative to certain currencies, most notably the British pound. Our revenues from the rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates over the the three months ended March 31, 2014, as the U.S. dollar strengthened relative to most currencies, most notably the Euro and Japanese yen.
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

•	Credit card and other transaction fees related to processing customer transactions;

•	Stock-based compensation paid to our employees;

•	Revenue share payments to mobile carriers and original equipment manufacturers (OEM's);

•	Inventory costs for hardware we sell; and

•	Amortization of certain intangible assets.
The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Traffic acquisition costs	$3,232	$3,345
Other cost of revenues	2,729	3,011
Total cost of revenues	$5,961	$6,356
Cost of revenues as a percentage of revenues	38.7%	36.8%

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Traffic acquisition costs related to AdSense arrangements	$2,387	$2,432
Traffic acquisition costs related to distribution arrangements	845	913
Traffic acquisition costs	$3,232	$3,345
Traffic acquisition costs as a percentage of advertising revenues	23.1%	21.6%
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
Cost of revenues increased $395 million from the three months ended March 31, 2014 to the three months ended March 31, 2015. The increase was partially due to increases in traffic acquisition costs of $113 million from the three months ended March 31, 2014 to the three months ended March 31, 2015 resulting from more advertiser fees generated through our AdSense program driven primarily by an increase in advertising revenues, as well as more distribution fees paid and more fees paid for additional traffic directed to our websites. The remaining increase was primarily driven by an increase in content acquisition costs as a result of increased activities related to YouTube and digital content and an increase in data center costs, partially offset by the decrease in hardware inventory cost due to decrease in sales of our hardware products including Nexus devices. The decrease in aggregate traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix from Google Network Members' websites revenue to Google website revenue.
We expect cost of revenues will increase in dollar amount and may increase as a percentage of total revenues in the remainder of 2015 and future periods, based on a number of factors, including the following:

•	The relative growth rates of revenues from Google websites and from our Google Network Members’ websites;

•	The growth rates of expenses associated with our data center operations, as well as our hardware inventory costs;

•	The increased proportion of other non-advertising revenues as part of our total revenues;

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
Research and Development
The following table presents our R&D expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Research and development expenses	$2,126	$2,753
Research and development expenses as a percentage of revenues	13.8%	16.0%
R&D expenses consist primarily of:

•	Labor and facilities-related costs for employees responsible for R&D in our existing businesses as well as new products and services;

•	Depreciation and equipment-related expenses; and

•	Stock-based compensation expense for employees responsible for R&D.
R&D expenses increased $627 million and increased as a percentage of revenues from the three months ended March 31, 2014 to the three months ended March 31, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $320 million and an increase in stock-based compensation expense of $159 million, both largely as a result of a 24% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $84 million and an increase in professional services of $57 million due to additional expenses incurred for consulting and outsourced services. R&D expenses increased as a percentage of revenues primarily due to a higher increase in labor and facilities-related costs relative to the increase in revenues.
We expect that R&D expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2015 and future periods.
Sales and Marketing
The following table presents our sales and marketing expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Sales and marketing expenses	$1,729	$2,065
Sales and marketing expenses as a percentage of revenues	11.2%	12.0%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs for our personnel engaged in sales and marketing, sales support, and certain customer service functions;

•	Advertising and promotional expenditures related to our products and services; and

•	Stock-based compensation expense for our employees engaged in sales and marketing, sales support, and certain customer service functions.
Sales and marketing expenses increased $336 million and increased slightly as a percentage of revenues from the three months ended March 31, 2014 to the three months ended March 31, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $120 million and an increase in stock-based compensation expense of $58 million, both largely resulting from a 15% increase in sales and marketing headcount. In addition, there was an increase in advertising and promotional expenses of $100 million. Sales and marketing expenses increased slightly as a percentage of revenues primarily due to an increase in advertising and promotional expenses as well as stock-based compensation expense relative to the increase in revenues.
We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2015 and future periods.

General and Administrative
The following table presents our general and administrative expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
General and administrative expenses	$1,489	$1,637
General and administrative expenses as a percentage of revenues	9.6%	9.4%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs for personnel in our facilities, finance, human resources, information technology, and legal organizations;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services;

•	Amortization of certain intangible assets; and

•	Stock-based compensation expense.
General and administrative expenses increased $148 million and remained relatively flat as a percentage of revenues from the three months ended March 31, 2014 to the three months ended March 31, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $51 million and an increase in stock-based compensation expense of $82 million, both largely resulting from a 17% increase in general and administrative headcount. In addition, there was an increase in depreciation and equipment related expense and amortization of intangibles of $64 million.
We expect general and administrative expenses will increase in dollar amount and may fluctuate as a percentage of revenues in the remainder of 2015 and in future periods.
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense, and stock-based compensation as a percentage of revenues, as reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Stock-based compensation	$839	$1,203
Stock-based compensation as a percentage of revenues	5.4%	7.0%
Stock-based compensation increased $364 million from the three months ended March 31, 2014 to the three months ended March 31, 2015. This increase was primarily due to additional stock awards issued to existing and new employees.
We estimate stock-based compensation expense to be approximately $4.4 billion in 2015 and $5.9 billion thereafter related to stock awards outstanding as of March 31, 2015. This estimate does not include expenses to be recognized related to stock-based awards granted after March 31, 2015. Additionally, if forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.

Interest and Other Income, Net
The following table presents the components included in Interest and Other Income, Net, as reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Interest and other income, net	$357	$157
Interest and other income, net as a percentage of revenues	2.3%	0.9%
Interest and other income, net, decreased $200 million from the three months ended March 31, 2014 to the three months ended March 31, 2015. This decrease was primarily driven by a decrease in realized gains on non-marketable investments of $117 million and realized gains on equity interest of $103 million, as well as a decrease in realized gains on available-for-sale investments of $42 million. These decreases were partially offset by an increase in interest income of $58 million and a decrease in foreign currency exchange loss of $47 million.
The costs of our foreign exchange hedging activities recognized to interest and other income, net, are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, and the volatility of foreign exchange rates.
As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in the remainder of 2015 and future periods.
Provision for Income Taxes
The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Provision for income taxes	$822	$1,018
Effective tax rate	18.4%	22.1%
Our provision for income taxes and effective tax rate increased from the three months ended March 31, 2014 to the three months ended March 31, 2015, primarily due to more capital loss utilized in prior year and increases in tax reserves, offset by more federal investment tax credits received in the current year.
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
Net Loss from Discontinued Operations
On October 29, 2014, we closed the sale of the Motorola Mobile business to Lenovo. We maintain ownership of the vast majority of the Motorola Mobile patent portfolio, including pre-closing patent applications and invention disclosures, which we licensed to Motorola Mobile for its continued operations. Additionally, in connection with the sale, we agreed to indemnify Lenovo for certain potential liabilities of the Motorola Mobile business, for which we recorded a liability of $130 million at the time of close.
The financial results of Motorola Mobile through the date of divestiture are presented as net loss from discontinued operations on the Consolidated Statements of Income. The following table presents financial results of the Motorola Mobile business included in net income (loss) from discontinued operations for the three months ended March 31, 2014 (in millions, unaudited):

Three Months Ended
March 31,
2014
Revenues	$1,377

Loss from discontinued operations before income taxes	(274)
Benefits from income taxes	76
Net loss from discontinued operations	$(198)
Capital Resources and Liquidity
Capital Resources
As of March 31, 2015, we had $65.4 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, fixed-income bond funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public, which we generally dispose of when restrictions are lifted.
As of March 31, 2015, $37.6 billion of the $65.4 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. As of March 31, 2015, we had unused letters of credit of approximately $802 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions, increase our capital expenditures, or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of March 31, 2015, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that matures at various dates through July 2015. Average commercial paper borrowings during the quarter were $2.0 billion and the maximum amount outstanding during the quarter was $2.0 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of March 31, 2015, we were in compliance with the financial covenants in the credit facility and no amounts were outstanding.
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
As of March 31, 2015, the 2011 and 2014 notes had a total carrying value of $3.0 billion and a total estimated fair value of $3.2 billion. We are not subject to any financial covenants under the notes.

In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028 with an option to purchase in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of March 31, 2015.
Liquidity
For the three months ended March 31, 2014 and 2015, our cash flows were as follows (in millions):

	Three Months Ended
	March 31,
	2014	2015
	(unaudited)
Net cash provided by operating activities	$4,391	$6,617
Net cash used in investing activities	(7,307)	(7,304)
Net cash provided by (used in) financing activities	822	(391)
Cash Provided by Operating Activities
Our largest source of cash provided by our operations is advertising revenues generated by Google websites and Google Network Members' websites. Additionally, we generate cash through sales of digital content products, hardware sales, and licensing. Prior to its divestiture, we also generated cash from sales of hardware products related to the Motorola Mobile business.
The primary uses of cash from our operating activities include payments to our Google Network Members and distribution partners, payments for content acquisition costs and payments for hardware and inventory-related costs. Prior to the sale of the Motorola Mobile business, our use of cash also included payment for manufacturing and inventory-related costs in the Motorola Mobile business. In addition, uses of cash from operating activities include compensation and related costs, other general corporate expenditures, and income taxes.
Net cash provided by operating activities increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily due to increased net income adjusted for depreciation expense and impairment of property and equipment and stock-based compensation expense, and a net increase in cash from changes in working capital primarily driven by changes in accrued expenses and other liabilities, accounts receivable, income taxes and prepaid revenue share, expenses, and other assets.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, as well as acquisitions and divestitures of businesses and intangible assets. Our cash provided or used in investing activities includes purchases, maturities, and sales of marketable and non-marketable securities in our investment portfolio and our investments in reverse repurchase agreements and the cash collateral received or returned from our securities lending program.
Cash used in investing activities remained relatively constant from the three months ended March 31, 2014 to the three months ended March 31, 2015. This was primarily due to lower spend related to acquisitions and intangibles and other assets which was offset by activity in securities lending and increases in purchases of non-marketable investments.
Cash Provided by (Used in) Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash used in financing activities increased from the three months ended March 31, 2014 to the three months ended March 31, 2015 primarily driven by an increase in net cash payments related to debt and net payments related to stock-based award activities.
Contractual Obligations
We had long-term taxes payable of $3.7 billion as of March 31, 2015 primarily related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.

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
Please see Note 1 of Part I, Item 1 of this Quarterly Report on Form 10-Q for the summary of significant accounting policies. In addition, please see Part I, Item 7, "Critical Accounting Policies and Estimates" in our Annual Report on Form 10-K for the year ended December 31, 2014. There have been no material changes to our critical accounting policies and estimates since our Annual Report on Form 10-K for the year ended December 31, 2014.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $1 billion lower as of March 31, 2015, and the total amount of expense recorded as Interest and other income, net, would have been approximately $24 million higher as of March 31, 2015. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $2.4 billion higher as of March 31, 2015, and the total amount of expense recorded as Interest and other income, net, would have been approximately $157 million higher at March 31, 2015. The impact in AOCI would offset our hedged exposures as they occur.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $48 million as of March 31, 2015. The adverse impact as of March 31, 2015 is after consideration of the offsetting effect of approximately $1.1 billion from foreign exchange contracts in place for the month of March 31, 2015. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, fixed-income bond funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of March 31, 2015, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to the fixed interest rates on our debt securities. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in Interest and other income, net.
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.1 billion as of March 31, 2015.

ITEM 4.CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2014.

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

GOOGLE INC.
Date: April 29, 2015	By:	/s/ PATRICK PICHETTE
Patrick Pichette
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01		Offer Letter, dated March 20, 2015, between Ruth Porat and Google Inc.	Current Report on Form 8-K (File No. 001-36380)	March 26, 2015
10.02	*	Offer Letter, dated August 1, 2014, between Omid Kordestani and Google Inc.
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.