Form 10-Q
period 2015-06-30
GOOGLE INC.
filed 2015-07-23
CIK 1288776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 17, 2015, there were 289,886,273 shares of Google’s Class A common stock outstanding, 51,720,104 shares of Google’s Class B common stock outstanding, and 343,928,872 Google's Class C capital stock outstanding.

Google Inc.
Form 10-Q
For the Quarterly Period Ended June 30, 2015

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
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “will be,” “will continue,” “will likely result,” and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
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
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands and par value per share amounts)

	As of December 31, 2014	As of June 30, 2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,347	$18,453
Marketable securities	46,048	51,327
Total cash, cash equivalents, and marketable securities (including securities loaned of $4,058 and $4,448)	64,395	69,780
Accounts receivable, net of allowance of $225 and $235	9,383	9,394
Receivable under reverse repurchase agreements	875	625
Deferred income taxes, net	1,322	1,316
Income taxes receivable, net	591	0
Prepaid revenue share, expenses and other assets	3,412	3,049
Total current assets	79,978	84,164
Prepaid revenue share, expenses and other assets, non-current	3,280	3,403
Non-marketable investments	3,079	4,409
Property and equipment, net	23,883	27,008
Intangible assets, net	4,607	4,213
Goodwill	15,599	15,610
Total assets	$130,426	$138,807
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,715	$1,315
Short-term debt	2,009	3,008
Accrued compensation and benefits	3,069	2,466
Accrued expenses and other current liabilities	4,434	4,396
Accrued revenue share	1,952	1,823
Securities lending payable	2,778	2,694
Deferred revenue	752	712
Income taxes payable, net	96	948
Total current liabilities	16,805	17,362
Long-term debt	3,228	2,225
Deferred revenue, non-current	104	108
Income taxes payable, non-current	3,340	3,615
Deferred income taxes, net, non-current	1,971	1,754
Other long-term liabilities	1,118	1,960
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 680,172 (Class A 286,560, Class B 53,213, Class C 340,399) and par value of $680 (Class A $287, Class B $53, Class C $340) and 685,490 (Class A 289,834, Class B 51,748, Class C 343,908) and par value of $686 (Class A $290, Class B $52, Class C $344) shares issued and outstanding	28,767	30,722
Accumulated other comprehensive income (loss)	27	(929)
Retained earnings	75,066	81,990
Total stockholders’ equity	103,860	111,783
Total liabilities and stockholders’ equity	$130,426	$138,807
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Revenues	$15,955	$17,727	$31,375	$34,985
Costs and expenses:
Cost of revenues	6,114	6,583	12,075	12,939
Research and development	2,238	2,789	4,364	5,542
Sales and marketing	1,941	2,080	3,670	4,145
General and administrative	1,404	1,450	2,893	3,087
Total costs and expenses	11,697	12,902	23,002	25,713
Income from operations	4,258	4,825	8,373	9,272
Interest and other income, net	145	131	502	288
Income from continuing operations before income taxes	4,403	4,956	8,875	9,560
Provision for income taxes	984	1,025	1,887	2,114
Net income from continuing operations	3,419	3,931	6,988	7,446
Net loss from discontinued operations	(68)	0	(266)	0
Net income	$3,351	$3,931	$6,722	$7,446
Less: Adjustment Payment to Class C capital stockholders	0	522	0	522
Net income available to all stockholders	$3,351	$3,409	$6,722	$6,924
Basic net income (loss) per share of Class A and B common stock:
Continuing operations	$5.06	$4.99	$10.37	$10.15
Discontinued operations	(0.10)	0.00	(0.39)	0.00
Basic net income per share of Class A and B common stock	$4.96	$4.99	$9.98	$10.15
Basic net income (loss) per share of Class C capital stock:
Continuing operations	$5.06	$6.51	$10.37	$11.68
Discontinued operations	(0.10)	0.00	(0.39)	0.00
Basic net income per share of Class C capital stock	$4.96	$6.51	$9.98	$11.68
Diluted net income (loss) per share of Class A and B common stock:
Continuing operations	$4.98	$4.93	$10.19	$10.03
Discontinued operations	(0.10)	0.00	(0.39)	0.00
Diluted net income per share of Class A and B common stock	$4.88	$4.93	$9.80	$10.03
Diluted net income (loss) per share of Class C capital stock:
Continuing operations	$4.98	$6.43	$10.19	$11.53
Discontinued operations	(0.10)	0.00	(0.39)	0.00
Diluted net income per share of Class C capital stock	$4.88	$6.43	$9.80	$11.53
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Net income	$3,351	$3,931	$6,722	$7,446
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(11)	218	54	(705)
Available-for-sale investments:
Change in net unrealized gains (losses)	228	(336)	445	(115)
Less: reclassification adjustment for net gains included in net income	(40)	(50)	(107)	(77)
Net change (net of tax effect of $62, $92, $104, and $31)	188	(386)	338	(192)
Cash flow hedges:
Change in net unrealized gains	(16)	(61)	(6)	501
Less: reclassification adjustment for net gains included in net income	(4)	(329)	(9)	(560)
Net change (net of tax effect of $21, $202, $9, and $10)	(20)	(390)	(15)	(59)
Other comprehensive income (loss)	157	(558)	377	(956)
Comprehensive income	$3,508	$3,373	$7,099	$6,490
See accompanying notes.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Six Months Ended
	June 30,
	2014	2015
	(unaudited)
Operating activities
Net income	$6,722	$7,446
Adjustments:
Depreciation expense and impairment of property and equipment	1,629	1,949
Amortization and impairment of intangible and other assets	536	462
Stock-based compensation expense	1,802	2,335
Excess tax benefits from stock-based award activities	(292)	(216)
Deferred income taxes	(138)	(150)
Gain on equity interest	(126)	0
(Gain) loss on marketable and non-marketable investments, net	(239)	33
Other	91	116
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(454)	(69)
Income taxes, net	90	1,950
Prepaid revenue share, expenses and other assets	519	62
Accounts payable	14	(398)
Accrued expenses and other liabilities	(68)	237
Accrued revenue share	(68)	(121)
Deferred revenue	0	(34)
Net cash provided by operating activities	10,018	13,602
Investing activities
Purchases of property and equipment	(4,991)	(5,442)
Purchases of marketable securities	(24,857)	(33,126)
Maturities and sales of marketable securities	23,605	27,586
Purchases of non-marketable investments	(467)	(1,449)
Cash collateral related to securities lending	1,713	(84)
Investments in reverse repurchase agreements	0	250
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(3,490)	(142)
Net cash used in investing activities	(8,487)	(12,407)
Financing activities
Net payments related to stock-based award activities	(921)	(1,004)
Excess tax benefits from stock-based award activities	292	216
Adjustment Payment to Class C capital stockholders	0	(47)
Proceeds from issuance of debt, net of costs	6,293	6,698
Repayments of debt	(6,304)	(6,704)
Net cash used in financing activities	(640)	(841)
Effect of exchange rate changes on cash and cash equivalents	(9)	(248)
Net increase in cash and cash equivalents	882	106
Cash and cash equivalents at beginning of period	18,898	18,347
Reclassification of assets previously held for sale	(160)	0
Cash and cash equivalents at end of period	$19,620	$18,453

Supplemental disclosures of cash flow information
Cash paid for taxes	$1,666	$234
Cash paid for interest	$38	$48
Non-cash financing activity:
Shares issued in connection with the Class C Adjustment Payment	$0	$475
See accompanying notes.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Google Inc. and Summary of Significant Accounting Policies
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On October 29, 2014, we sold the Motorola Mobile business (Motorola Mobile) to Lenovo Group Limited (Lenovo). The financial results of Motorola Mobile are presented as net loss from discontinued operations on the Consolidated Statements of Income for the three and six months ended June 30, 2014. See Note 8 for further discussion of the sale.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of June 30, 2015, the Consolidated Statements of Income for the three and six months ended June 30, 2014 and 2015, the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and 2015, and the Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of June 30, 2015, our results of operations for the three and six months ended June 30, 2014 and 2015, and our cash flows for the six months ended June 30, 2014 and 2015. The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
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
Revision of Previously Issued Financial Statements
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015 in the cumulative amount of $711 million. We have evaluated the materiality of the income tax expense impact quantitatively and qualitatively and concluded it was not material to any of the prior periods impacted and that correction of income tax expense as an out of period adjustment in the quarter ended June 30, 2015 would not be material to our consolidated financial statements for the year ending December 31, 2015. Consolidated revenues are not impacted. We have elected to revise previously issued financial statements for periods contained on this Form 10-Q to correct the effect of this immaterial income tax expense underaccrual for the corresponding periods. Periods not presented herein will be revised, as applicable, as they are included in future filings. Refer to Note 15 for additional information.
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
We classify our cash equivalents and marketable securities within Level 1 or Level 2 because we use quoted market prices or alternative pricing sources and models utilizing market observable inputs to determine their fair value. We classify our foreign currency and interest rate derivative contracts primarily within Level 2 as the valuation inputs are based on quoted prices and market observable data of similar instruments. We classify our non-marketable investments within Level 3 as the valuation inputs are not observable in an active market.
Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2014 and June 30, 2015 (in millions):

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,863	$0	$0	$9,863	$9,863	$0
Level 1:
Money market and other funds	2,532	0	0	2,532	2,532	0
U.S. government notes	15,320	37	(4)	15,353	1,128	14,225
Marketable equity securities	988	428	(64)	1,352	0	1,352
	18,840	465	(68)	19,237	3,660	15,577
Level 2:
Time deposits(1)	2,409	0	0	2,409	2,309	100
Money market and other funds(2)	1,762	0	0	1,762	1,762	0
Fixed-income bond funds(3)	385	0	(38)	347	0	347
U.S. government agencies	2,327	8	(1)	2,334	750	1,584
Foreign government bonds	1,828	22	(10)	1,840	0	1,840
Municipal securities	3,370	33	(6)	3,397	3	3,394
Corporate debt securities	11,499	114	(122)	11,491	0	11,491
Agency residential mortgage-backed securities	8,196	109	(42)	8,263	0	8,263
Asset-backed securities	3,456	1	(5)	3,452	0	3,452
	35,232	287	(224)	35,295	4,824	30,471
Total	$63,935	$752	$(292)	$64,395	$18,347	$46,048

	As of June 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$12,391	$0	$0	$12,391	$12,391	$0
Level 1:
Money market and other funds	2,114	0	0	2,114	2,114	0
U.S. government notes	15,258	63	0	15,321	0	15,321
Marketable equity securities	978	266	(32)	1,212	0	1,212
	18,350	329	(32)	18,647	2,114	16,533
Level 2:
Time deposits(1)	3,161	0	0	3,161	1,871	1,290
Money market and other funds(2)	2,055	0	0	2,055	2,055	0
Fixed-income bond funds(3)	370	0	(54)	316	0	316
U.S. government agencies	1,752	5	0	1,757	0	1,757
Foreign government bonds	2,042	17	(13)	2,046	0	2,046
Municipal securities	4,008	20	(16)	4,012	22	3,990
Corporate debt securities	13,600	88	(114)	13,574	0	13,574
Agency residential mortgage-backed securities	8,296	70	(63)	8,303	0	8,303
Asset-backed securities	3,518	2	(2)	3,518	0	3,518
	38,802	202	(262)	38,742	3,948	34,794
Total	$69,543	$531	$(294)	$69,780	$18,453	$51,327

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances as of December 31, 2014 and June 30, 2015 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See section titled "Securities Lending Program" below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $58 million and $156 million for the three and six months ended June 30, 2014 and $104 million and $181 million for the three and six months ended June 30, 2015. We recognized gross realized losses of $10 million and $34 million for the three and six months ended June 30, 2014 and $51 million and $96 million for the three and six months ended June 30, 2015. We reflect these gains and losses as a component of Interest and other income, net in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of June 30, 2015
(unaudited)
Due in 1 year	$7,979
Due in 1 year through 5 years	25,388
Due in 5 years through 10 years	7,542
Due after 10 years	8,890
Total	$49,799
Non-marketable Investments
We included $90 million and $998 million of available-for-sale debt securities in our non-marketable investments as of December 31, 2014 and June 30, 2015. These debt securities are primarily preferred stock with certain features and convertible notes issued by private companies that do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows;  and illiquidity considerations. Financial information of the private companies may not be available and consequently we will estimate the value based on the best available information at the measurement date. As of December 31, 2014 and June 30, 2015, the estimated fair value of these securities approximated their carrying value. In addition, since these securities do not have contractual maturity dates and we do not intend to liquidate them in the next 12 months, we have classified them as non-current assets on the accompanying Consolidated Balance Sheet as of December 31, 2014 and June 30, 2015.
The following table presents reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions):

Level 3
(unaudited)
Balance as of December 31, 2014	$90
Purchases, issuances, and settlements(1)	908
Balance as of June 30, 2015	$998

(1)	Purchases of securities included our $900 million investment in SpaceX, a space exploration and space transport company, made during January 2015.

Impairment Considerations for Available-for-sale Investments
The following tables present gross unrealized losses and fair values for those marketable investments that were in an unrealized loss position as of December 31, 2014 and June 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,490	$(4)	$0	$0	$4,490	$(4)
U.S. government agencies	830	(1)	0	0	830	(1)
Foreign government bonds	255	(7)	43	(3)	298	(10)
Municipal securities	877	(3)	174	(3)	1,051	(6)
Corporate debt securities	5,851	(112)	225	(10)	6,076	(122)
Agency residential mortgage-backed securities	609	(1)	2,168	(41)	2,777	(42)
Asset-backed securities	2,388	(4)	174	(1)	2,562	(5)
Fixed-income bond funds	347	(38)	0	0	347	(38)
Marketable equity securities	690	(64)	0	0	690	(64)
Total	$16,337	$(234)	$2,784	$(58)	$19,121	$(292)

	As of June 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Foreign government bonds	$795	$(11)	$21	$(2)	$816	$(13)
Municipal securities	1,930	(15)	19	(1)	1,949	(16)
Corporate debt securities	7,431	(104)	206	(10)	7,637	(114)
Agency residential mortgage-backed securities	2,754	(25)	1,078	(38)	3,832	(63)
Asset-backed securities	1,828	(2)	0	0	1,828	(2)
Fixed-income bond funds	316	(54)	0	0	316	(54)
Marketable equity securities	755	(32)	0	0	755	(32)
Total	$15,809	$(243)	$1,324	$(51)	$17,133	$(294)
We periodically review our available-for-sale debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and six months ended June 30, 2014 and 2015, we did not recognize any other-than-temporary impairment loss.
Securities Lending Program
From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. We loan certain securities which are collateralized in the form of cash or securities. Cash collateral is invested in reverse repurchase agreements which are collateralized in the form of securities.
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
Our securities lending transactions were accounted for as secured borrowings with significant investment categories as follows (in millions):

	As of June 30, 2015
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Up to 30 days	30 - 90 Days	Greater Than 90 Days	Total
	(unaudited)
U.S. government notes	$2,175	$0	$0	$204	$2,379
U.S. government agencies	114	0	0	0	114
Corporate debt securities	201	0	0	0	201
Total	$2,490	$0	$0	$204	$2,694
Gross amount of recognized liabilities for securities lending in offsetting disclosure					$2,694
Amounts related to agreements not included in securities lending in offsetting disclosure					$0
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2014 and June 30, 2015, we received cash collateral related to the derivative instruments under our collateral security arrangements of $268 million and $161 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $13.6 billion and $13.4 billion as of December 31, 2014 and June 30, 2015. These foreign exchange contracts have maturities of 36 months or less.
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
As of June 30, 2015, the effective portion of our cash flow hedges before tax effect was $747 million, of which $619 million is expected to be reclassified from AOCI into earnings within the next 12 months.
Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in the time value for these forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.5 billion and $1.6 billion as of December 31, 2014 and June 30, 2015.

We use interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $175 million and $290 million as of December 31, 2014 and June 30, 2015.
Gains and losses on these forward contracts and interest rate swaps are recognized in Interest and other income, net along with the offsetting losses and gains of the related hedged items. Cash flows from these forward contracts and interest rate swaps are reported within investment activities in the Consolidated Statements of Cash Flows, consistent with the impact of the hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in Interest and other income, net along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $6.2 billion and $3.8 billion as of December 31, 2014 and June 30, 2015.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in Interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into Interest and other income, net. The total notional amounts of interest rate contracts outstanding were $150 million as of December 31, 2014 and $95 million as of June 30, 2015.
The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2014
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$851	$0	$851
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$852	$0	$852
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$3	$3
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	1	0	1
Total		$1	$3	$4

		As of June 30, 2015
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$791	$0	$791
Total		$791	$0	$791
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$8	$1	$9
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	1	0	1
Total		$9	$1	$10
The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	2014	2015	2014	2015
	(unaudited)
Foreign exchange contracts	$9	$(120)	$22	$716
Interest rate contracts	0	0	(31)	0
Total	$9	$(120)	$(9)	$716

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2014	2015	2014	2015
		(unaudited)
Foreign exchange contracts	Revenues	$6	$471	$14	$782
Interest rate contracts	Interest and other income, net	1	1	1	2
Total		$7	$472	$15	$784

	Gains (Losses) Recognized in Income on Derivatives (1) (Amount Excluded from Effectiveness Testing and Ineffective Portion)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2014	2015	2014	2015
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(67)	$(66)	$(134)	$(167)
Interest rate contracts	Interest and other income, net	0	0	4	0
Total		$(67)	$(66)	$(130)	$(167)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.
The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2014	2015	2014	2015
		(unaudited)
Foreign Exchange Hedges:
Foreign exchange contracts	Interest and other income, net	$(19)	$(44)	$(21)	$67
Hedged item	Interest and other income, net	17	42	17	(71)
Total		$(2)	$(2)	$(4)	$(4)
Interest Rate Hedges:
Interest rate contracts	Interest and other income, net	$0	$1	$0	$(1)
Hedged item	Interest and other income, net	0	(1)	0	1
Total		$0	$0	$0	$0

(2)
Losses related to the amount excluded from effectiveness testing of the hedges were $2 million and $4 million for the three and six months ended June 30, 2014 and $2 million and $4 million for the three and six months ended June 30, 2015.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2014	2015	2014	2015
		(unaudited)
Foreign exchange contracts	Interest and other income, net and net loss from discontinued operations	$(76)	$(66)	$(113)	$91
Interest rate contracts	Interest and other income, net	(1)	4	0	(3)
Total		$(77)	$(62)	$(113)	$88
Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements
We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the

Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2014 and June 30, 2015, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	As of December 31, 2014
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$852	$0	$852		$(1)	(1)	$(251)	$(412)	$188
Reverse repurchase agreements	2,637	0	2,637	(2)	0		0	(2,637)	0
Total	$3,489	$0	$3,489		$(1)		$(251)	$(3,049)	$188

	As of June 30, 2015
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$791	$0	$791		$(3)	(1)	$(159)	$(344)	$285
Reverse repurchase agreements	2,680	0	2,680	(2)	0		0	(2,680)	0
Total	$3,471	$0	$3,471		$(3)		$(159)	$(3,024)	$285

(1)
The balances as of December 31, 2014 and June 30, 2015 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2)
The balances as of December 31, 2014 and June 30, 2015 included $1,762 million and $2,055 million recorded in cash and cash equivalents, respectively, and $875 million and $625 million recorded in receivable under reverse repurchase agreements, respectively.

Offsetting of Liabilities
	As of December 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(1)	(3)	$0	$0	$3
Securities lending agreements	2,778	0	2,778	0		0	(2,740)	38
Total	$2,782	$0	$2,782	$(1)		$0	$(2,740)	$41

	As of June 30, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$10	$0	$10	$(3)	(3)	$0	$0	$7
Securities lending agreements	2,694	0	2,694	0		0	(2,669)	25
Total	$2,704	$0	$2,704	$(3)		$0	$(2,669)	$32

(3)
The balances as of December 31, 2014 and June 30, 2015 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 3. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2014 and June 30, 2015, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.1%. In conjunction with this program, we have a $3.0 billion revolving credit facility which expires in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2014 and June 30, 2015, we were in compliance with the financial covenants in the credit facility, and no amounts were outstanding under the credit facility as of December 31, 2014 and June 30, 2015. The estimated fair value of the commercial paper approximated its carrying value as of December 31, 2014 and June 30, 2015.
Our short-term debt balance also includes the short-term portion of certain long-term debt, as described in the section below.
Long-Term Debt
We issued $1.0 billion of unsecured senior notes (the "2014 Notes") in February 2014 and $3.0 billion of unsecured senior notes in three tranches (collectively, the "2011 Notes") in May 2011. We used the net proceeds from the issuance of the 2011 Notes to repay a portion of our outstanding commercial paper and for general corporate purposes. We used the net proceeds from the issuance of the 2014 Notes for the repayment of the portion of the principal amount of our 2011 Notes which matured on May 19, 2014 and for general corporate purposes. The total outstanding Notes are summarized below (in millions):

	As of December 31, 2014	As of June 30, 2015
		(unaudited)
Short-Term Portion of Long-Term Debt
2.125% Notes due on May 19, 2016(1)	$0	$999
Capital Lease Obligation	10	9
Total	$10	$1,008

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$0
3.625% Notes due on May 19, 2021	1,000	1,000
3.375% Notes due on February 25, 2024	1,000	1,000
Unamortized discount for the Notes above	(8)	(6)
Subtotal	2,992	1,994
Capital Lease Obligation	236	231
Total	$3,228	$2,225

(1)	The outstanding Notes as of June 30, 2015 are net of unamortized discount of $1 million.
The effective interest yields of the Notes due in 2016, 2021, and 2024 were 2.241%, 3.734% and 3.377%, respectively. Interest on the 2011 and 2014 Notes is payable semi-annually. The 2011 and 2014 Notes rank equally with each other and with all of our other senior unsecured and unsubordinated indebtedness from time to time outstanding. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. The total estimated fair value of the outstanding 2011 and 2014 Notes was approximately $3.1 billion as of December 31, 2014 and June 30, 2015. The fair value of the outstanding 2011 and 2014 Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property which expires in 2028 with an option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of December 31, 2014 and June 30, 2015.
Note 4. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2014	As of June 30, 2015
		(unaudited)
Land and buildings	$13,326	$14,546
Information technology assets	10,918	12,992
Construction in progress	6,555	7,260
Leasehold improvements	1,868	2,234
Furniture and fixtures	79	80
Property and equipment, gross	32,746	37,112
Less: accumulated depreciation and amortization	(8,863)	(10,104)
Property and equipment, net	$23,883	$27,008
Property under capital lease with a cost basis of $258 million was included in land and buildings as of June 30, 2015.
Prepaid Revenue Share, Expenses and Other Assets, Non-Current
Note Receivable
In connection with the sale of our Motorola Mobile business on October 29, 2014, we received an interest-free, three-year prepayable promissory note (the "Note Receivable") due October 2017 from Lenovo. The Note Receivable is included in prepaid revenue share, expenses and other assets, non-current on our Consolidated Balance Sheets.

Based on the general market conditions and the credit quality of Lenovo, we discounted the Note Receivable at an effective interest rate of 4.5% as shown in the table below (in millions):

	As of December 31, 2014	As of June 30, 2015
		(unaudited)
Principal of the Note Receivable	$1,500	$1,500
Less: unamortized discount for the Note Receivable	(175)	(144)
Total	$1,325	$1,356
As of December 31, 2014 and June 30, 2015, we did not recognize any valuation allowance on the Note Receivable.

Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2013	$16	$50	$59	$125
Other comprehensive income (loss) before reclassifications	54	445	(6)	493
Amounts reclassified from AOCI	0	(107)	(9)	(116)
Other comprehensive income (loss)	54	338	(15)	377
Balance as of June 30, 2014	$70	$388	$44	$502

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2014	$(980)	$421	$586	$27
Other comprehensive income (loss) before reclassifications	(705)	(115)	501	(319)
Amounts reclassified from AOCI	0	(77)	(560)	(637)
Other comprehensive income (loss)	(705)	(192)	(59)	(956)
Balance as of June 30, 2015	$(1,685)	$229	$527	$(929)

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended June 30,		Six Months Ended June 30,
AOCI Components	Location	2014	2015	2014	2015
Unrealized gains on available-for-sale investments
	Interest and other income, net	$48	$53	$122	$85
	Provision for income taxes	(8)	(3)	(15)	(8)
	Net of tax	$40	$50	$107	$77

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$6	$471	$14	$782
Interest rate contracts	Interest and other income, net	1	1	1	2
	Provision for income taxes	(3)	(143)	(6)	(224)
	Net of tax	$4	$329	$9	$560

Total amount reclassified, net of tax		$44	$379	$116	$637
Note 5. Acquisitions
During the six months ended June 30, 2015, we completed various acquisitions and purchases of intangible assets for total consideration of approximately $149 million. In aggregate, $2 million was cash acquired, $52 million was attributed to intangible assets, $55 million was attributed to goodwill, and $40 million was attributed to net assets acquired. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $9 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions completed during the six months ended June 30, 2015, patents and developed technology have a weighted-average useful life of 4.1 years and trade names and other have a weighted-average useful life of 9.3 years.
Note 6. Collaboration Agreement
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. Calico's results of operations and statement of financial position are included in our consolidated financial statements. As of June 30, 2015, Google has contributed $240 million to Calico in exchange for Calico convertible preferred units. As of June 30, 2015, Google has also committed to fund an additional $490 million on an as-needed basis.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of June 30, 2015, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of June 30, 2015, Calico has contributed $250 million and committed up to an additional $500 million.
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

Note 7. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in millions, unaudited):

Balance as of December 31, 2014	$15,599
Goodwill acquired	55
Goodwill adjustment	(44)
Balance as of June 30, 2015	$15,610
Other Intangible Assets
Information regarding our purchased intangible assets was as follows (in millions):

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$6,547	$2,513	$4,034
Customer relationships	1,410	1,168	242
Trade names and other	696	365	331
Total	$8,653	$4,046	$4,607

	As of June 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,571	$2,852	$3,719
Customer relationships	1,370	1,193	177
Trade names and other	737	420	317
Total	$8,678	$4,465	$4,213
Amortization expense relating to our purchased intangible assets was $266 million and $536 million for the three and six months ended June 30, 2014 and $222 million and $461 million for the three and six months ended June 30, 2015. For the three and six months ended June 30, 2014, amortization expense related to Motorola Mobile was included in net loss from discontinued operations.
As of June 30, 2015, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2015	$430
2016	797
2017	720
2018	635
2019	526
Thereafter	1,105
$4,213
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

The following table presents financial results of the Motorola Mobile business for the three and six months ended June 30, 2014, which were presented as net loss from discontinued operations (in millions, unaudited):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2014	2014
Revenues	$1,806	$3,183

Loss from discontinued operations before income taxes	(99)	(373)
Benefits from income taxes	31	107
Net loss from discontinued operations	$(68)	$(266)
Note 9. Interest and Other Income, Net
The components of interest and other income, net, were as follows (in millions, unaudited):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
Interest income	$169	$240	$337	$466
Interest expense	(27)	(26)	(51)	(52)
Realized gains on marketable securities, net	48	53	122	85
Foreign currency exchange losses, net	(93)	(99)	(202)	(161)
Realized gain on equity interest	23	0	126	0
Realized gain (loss) on non-marketable investments, net	10	(70)	117	(118)
Other income (expense), net	15	33	53	68
Interest and other income, net	$145	$131	$502	$288
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
Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended June 30,
	2014			2015
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Adjustment Payment to Class C capital stockholders - continuing operations	$0	$0	$0	$0	$0	$522
Allocation of undistributed earnings - continuing operations	1,429	280	1,710	1,440	260	1,709
Allocation of undistributed earnings - discontinued operations	(28)	(6)	(34)	0	0	0
Total	$1,401	$274	$1,676	$1,440	$260	$2,231
Denominator
Number of shares used in per share computation	282,216	55,300	337,599	288,723	52,114	342,780
Basic net income (loss) per share:
Continuing operations	$5.06	$5.06	$5.06	$4.99	$4.99	$6.51
Discontinued operations	(0.10)	(0.10)	(0.10)	0.00	0.00	0.00
Basic net income per share	$4.96	$4.96	$4.96	$4.99	$4.99	$6.51
Diluted net income (loss) per share:
Numerator
Adjustment Payment to Class C capital stockholders - continuing operations	$0	$0	$0	$0	$0	$522
Allocation of undistributed earnings for basic computation - continuing operations	$1,429	$280	$1,710	$1,440	$260	$1,709
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	280	0	0	260	0	0
Reallocation of undistributed earnings	(2)	(5)	2	(7)	(3)	7
Allocation of undistributed earnings - continuing operations	$1,707	$275	$1,712	$1,693	$257	$1,716
Allocation of undistributed earnings for basic computation - discontinued operations	(28)	(6)	(34)	0	0	0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(6)	0	0	0	0	0
Reallocation of undistributed earnings	0	1	0	0	0	0
Allocation of undistributed earnings - discontinued operations	$(34)	$(5)	$(34)	$0	$0	$0
Denominator
Number of shares used in basic computation	282,216	55,300	337,599	288,723	52,114	342,780
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	55,300	0	0	52,114	0	0
Employee stock options	2,010	0	2,004	1,546	0	1,502
Restricted stock units and other contingently issuable shares	3,104	0	4,130	807	0	3,406
Number of shares used in per share computation	342,630	55,300	343,733	343,190	52,114	347,688
Diluted net income (loss) per share:
Continuing operations	$4.98	$4.98	$4.98	$4.93	$4.93	$6.43
Discontinued operations	(0.10)	(0.10)	(0.10)	0.00	0.00	0.00
Diluted net income per share	$4.88	$4.88	$4.88	$4.93	$4.93	$6.43

	Six Months Ended June 30,
	2014			2015
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Adjustment Payment to Class C capital stockholders - continuing operations	$0	$0	$0	$0	$0	$522
Allocation of undistributed earnings - continuing operations	2,916	578	3,494	2,921	533	3,470
Allocation of undistributed earnings - discontinued operations	(111)	(22)	(133)	0	0	0
Total	$2,805	$556	$3,361	$2,921	$533	$3,992
Denominator
Number of shares used in per share computation	281,160	55,702	336,989	287,800	52,480	341,986
Basic net income (loss) per share:
Continuing operations	$10.37	$10.37	$10.37	$10.15	$10.15	$11.68
Discontinued operations	(0.39)	(0.39)	(0.39)	0.00	0.00	0.00
Basic net income per share	$9.98	$9.98	$9.98	$10.15	$10.15	$11.68
Diluted net income (loss) per share:
Numerator
Adjustment Payment to Class C capital stockholders - continuing operations	$0	$0	$0	$0	$0	$522
Allocation of undistributed earnings for basic computation - continuing operations	$2,916	$578	$3,494	$2,921	$533	$3,470
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	578	0	0	533	0	0
Reallocation of undistributed earnings	(3)	(10)	3	(15)	(7)	15
Allocation of undistributed earnings - continuing operations	$3,491	$568	$3,497	$3,439	$526	$3,485
Allocation of undistributed earnings for basic computation - discontinued operations	(111)	(22)	(133)	0	0	0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(22)	0	0	0	0	0
Reallocation of undistributed earnings	0	0	0	0	0	0
Allocation of undistributed earnings - discontinued operations	$(133)	$(22)	$(133)	$0	$0	$0
Denominator
Number of shares used in basic computation	281,160	55,702	336,989	287,800	52,480	341,986
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	55,702	0	0	52,480	0	0
Employee stock options	2,216	0	2,210	1,619	0	1,577
Restricted stock units and other contingently issuable shares	3,499	0	4,012	922	0	3,805
Number of shares used in per share computation	342,577	55,702	343,211	342,821	52,480	347,368
Diluted net income (loss) per share:
Continuing operations	$10.19	$10.19	$10.19	$10.03	$10.03	$11.53
Discontinued operations	(0.39)	(0.39)	(0.39)	0.00	0.00	0.00
Diluted net income per share	$9.80	$9.80	$9.80	$10.03	$10.03	$11.53
Stock Split Effected In Form of Stock Dividend
In January 2014, our board of directors approved the distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock (the Stock Split). The Stock Split had a record date of March 27, 2014 and a payment date of April 2, 2014.
In the three months ended June 30, 2015, in accordance with a settlement of litigation involving the authorization to distribute Class C capital stock, at the close of trading on April 2, 2015, the last trading day of the 365 day period following the first date the Class C shares traded on NASDAQ (Lookback Period), we determined that a payment (the Adjustment Payment) in the amount of $522 million was due to Class C capital stockholders. The amount of the Adjustment Payment was based on the percentage difference that developed between the volume-weighted average price of Class A and Class C shares during the Lookback Period, as supplied by NASDAQ Data-on-Demand, and was payable to holders of Class C capital stock as of the end of the Lookback Period in cash, Class A common stock, Class C capital stock, or a combination thereof, at the discretion of our board of directors. On April 22, 2015, our board of directors approved the Adjustment Payment in shares of Class C capital stock, and cash in lieu of any fractional shares of Class C capital stock. In May 2015, the Adjustment Payment was made, resulting in the issuance of approximately 853 thousand shares of Class C capital stock and $47 million of cash in lieu of fractional shares of Class C capital stock.
In the three and six months ended June 30, 2015, the Adjustment Payment was allocated to the numerator for calculating net income per share of Class C capital stock from net income available to all stockholders and the remaining undistributed earnings were allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. The weighted-average share impact of the Adjustment Payment is included in the denominator of both basic and diluted net income per share computations for the three and six months ended June 30, 2015.
In the three and six months ended June 30, 2014, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with our Fourth Amended and Restated Certificate of Incorporation.
Note 12. Stockholders’ Equity
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense by type of costs and expenses per the Consolidated Statements of Income (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Cost of revenues	$100	$163	$195	$323
Research and development	447	583	903	1,198
Sales and marketing	158	196	305	401
General and administrative	175	190	316	413
Discontinued operations	35	0	83	0
Total stock-based compensation expense	$915	$1,132	$1,802	$2,335
Stock-Based Award Activities
The following table summarizes the activities for our stock options for the six months ended June 30, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2014	7,240,419	$215.56
Granted	0	N/A
Exercised	(1,142,926)	$193.38
Forfeited/canceled	(132,858)	$310.78
Balance as of June 30, 2015	5,964,635	$217.69	3.8	$1,865
Exercisable as of June 30, 2015	5,331,727	$206.15	3.7	$1,729
Exercisable as of June 30, 2015 and expected to vest thereafter (2)	5,781,735	$214.59	3.9	$1,826

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $540.04 and $520.51 for our Class A common stock and Class C capital stock, respectively, on June 30, 2015.

(2)	Options expected to vest reflect an estimated forfeiture rate.
As of June 30, 2015, there was $24 million of unrecognized compensation cost related to outstanding Google employee stock options. This amount is expected to be recognized over a weighted-average period of 0.9 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the six months ended June 30, 2015:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2014	24,619,549	$487.80
Granted	2,113,263	$530.61
Vested	(5,597,742)	$425.24
Forfeited/canceled	(996,884)	$487.50
Unvested as of June 30, 2015	20,138,186	$509.69
Expected to vest after June 30, 2015 (1)	17,840,870	$509.69

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of June 30, 2015, there was $8.2 billion of unrecognized compensation cost related to unvested Google employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.6 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
Note 13. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $3,294 million and $3,870 million as of December 31, 2014 and June 30, 2015. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2,909 million and $3,424 million as of December 31, 2014 and June 30, 2015. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.
Our effective tax rate is lower than the U.S. statutory rate primarily because of more earnings realized in countries that have lower statutory tax rates. Our effective tax rate in the future will depend on the portion of our profits earned within and outside the United States.
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
In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company's tax audits are resolved in a manner not consistent with management's expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not certain, the Company does not believe it is reasonably possible that its unrecognized tax benefits would materially change in the next 12 months.
We have received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment. We continue to defend against any and all such claims as presented. While we believe it is more likely than not that our tax position will be sustained, it is reasonably possible that we will have future obligations related to these matters.
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
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Revenues:
United States(1)	$6,958	$8,048	$13,853	$15,769
United Kingdom	1,616	1,678	3,199	3,353
Rest of the world(1)	7,381	8,001	14,323	15,863
Total revenues	$15,955	$17,727	$31,375	$34,985

(1) In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities. We revised the classification of such revenues between Rest of the world and U.S. for prior periods. Please refer to Note 1 and Note 15 for further information.

	As of December 31, 2014	As of June 30, 2015
		(unaudited)
Long-lived assets:
United States	$37,355	$41,379
International	13,093	13,264
Total long-lived assets	$50,448	$54,643
Note 15. Revision of Previously Issued Financial Statements
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015 in the cumulative amount of $711 million. We have evaluated the materiality of the income tax expense impact quantitatively and qualitatively and concluded it was not material to any of the prior periods impacted and that correction of income tax expense as an out of period adjustment in the quarter ended June 30, 2015 would not be material to our consolidated financial statements for the year ending December 31, 2015. Consolidated revenues are not impacted. We have elected to revise previously issued financial statements for periods contained on this Quarterly Report on Form 10-Q to correct the effect of this immaterial income tax expense underaccrual for the corresponding periods. Periods not presented herein will be revised, as applicable, as they are included in future filings.
The following table presents the impact of these corrections on affected Consolidated Balance Sheet line items as of December 31, 2014 (in millions; unaudited):

	As of December 31, 2014
	As Previously Reported	Adjustment	As Revised
Selected Balance Sheets Data:
Income tax receivable, net	$1,298	$(707)	$591
Total current assets	80,685	(707)	79,978
Total assets	131,133	(707)	130,426
Income taxes payable, non-current	3,407	(67)	3,340
Retained earnings	75,706	(640)	75,066
Total stockholders' equity	104,500	(640)	103,860
Total liabilities and stockholders' equity	$131,133	$(707)	$130,426
The following table presents the impact of these corrections on affected Consolidated Statements of Income line items for the three and six months ended June 30, 2014 and the three months ended March 31, 2015 (in millions, except per share amounts; unaudited):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Income Data:
Provision for income taxes	$913	$71	$984	$1,735	$152	$1,887
Net income from continuing operations	3,490	(71)	3,419	7,140	(152)	6,988
Net income	$3,422	$(71)	$3,351	$6,874	$(152)	$6,722

Basic net income per share from continuing operations	$5.17	$(0.11)	$5.06	$10.59	$(0.22)	$10.37
Basic net income per share	5.07	(0.11)	4.96	10.20	(0.22)	9.98
Diluted net income per share from continuing operations	$5.09	$(0.11)	$4.98	$10.41	$(0.22)	$10.19
Diluted net income per share	4.99	(0.11)	4.88	10.02	(0.22)	9.80

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Revised
Selected Statements of Income Data:
Provision for income taxes	$1,018	$71	$1,089
Net income from continuing operations	3,586	(71)	3,515
Net income	$3,586	$(71)	$3,515

Basic net income per share from continuing operations	$5.27	$(0.11)	$5.16
Basic net income per share	5.27	(0.11)	5.16
Diluted net income per share from continuing operations	$5.20	$(0.10)	$5.10
Diluted net income per share	5.20	(0.10)	5.10

The following table presents the impact of these corrections on affected Consolidated Statements of Comprehensive Income line items for the three and six months ended June 30, 2014 and the three months ended March 31, 2015 (in millions; unaudited):

	Three Months Ended June 30, 2014			Six Months Ended June 30, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Comprehensive Income Data:
Net income	$3,422	$(71)	$3,351	$6,874	$(152)	$6,722
Comprehensive income	3,579	(71)	3,508	7,251	(152)	7,099

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Revised
Selected Statements of Comprehensive Income Data:
Net income	$3,586	$(71)	$3,515
Comprehensive income	3,188	(71)	3,117
The following table presents the impact of these corrections on affected Consolidated Statements of Cash Flows line items for the six months ended June 30, 2014 and the three months ended March 31, 2015 (in millions; unaudited):

	Six Months Ended June 30, 2014			Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Cash Flows Data:
Net income	$6,874	$(152)	$6,722	$3,586	$(71)	$3,515
Changes in income taxes, net	(62)	152	90	756	71	827

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Here are our key financial results for the three months ended June 30, 2015:

•	Revenues of $17.7 billion and revenue growth of 11.1% year over year, constant currency revenue growth of 18.1% year over year.

•	Revenues from the United States, the United Kingdom, and Rest of the world were $8.0 billion, $1.7 billion, and $8.0 billion, respectively.

•
Cost of revenues was $6.6 billion, consisting of traffic acquisition costs of $3.4 billion and other cost of revenues of $3.2 billion. Traffic acquisition costs as a percentage of advertising revenues was 21.1%.

•	Operating expenses (excluding cost of revenues) were $6.3 billion.

•	Income from operations was $4.8 billion.

•	The effective tax rate was 20.7%.

•	Net income was $3.9 billion with Class A and B diluted net income per share of $4.93 and Class C diluted net income per share of $6.43.

•	Headcount increased to 57,148 as of June 30, 2015.

Results of Operations
The following table presents our operating results as a percentage of revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014(1) (2)	2015	2014(1) (2)	2015
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	38.3	37.1	38.5	37.0
Research and development	14.0	15.7	13.9	15.8
Sales and marketing	12.2	11.8	11.7	11.8
General and administrative	8.8	8.2	9.2	8.9
Total costs and expenses	73.3	72.8	73.3	73.5
Income from operations	26.7	27.2	26.7	26.5
Interest and other income, net	0.9	0.8	1.6	0.8
Income from continuing operations before income taxes	27.6	28.0	28.3	27.3
Provision for income taxes	6.2	5.8	6.1	6.0
Net income from continuing operations	21.4	22.2	22.2	21.3
Net loss from discontinued operations	(0.4)	0.0	(0.8)	0.0
Net income	21.0%	22.2%	21.4%	21.3%

(1) The financial results of Motorola Mobile are presented as net loss from discontinued operations on the Consolidated Statements of Income for the three and six months ended June 30, 2014.
(2) In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015. Please refer to Note 1 and Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Revenues
The following table presents our revenues, by revenue source, for the periods presented (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Advertising revenues:
Google websites (1)	$10,935	$12,402	$21,404	$24,334
Google Network Members' websites (2)(3)	3,563	3,621	7,091	7,197
Total advertising revenues	14,498	16,023	28,495	31,531
Other revenues (2)	1,457	1,704	2,880	3,454
Revenues	$15,955	$17,727	$31,375	$34,985

(1) Our revenues from Google websites include monetized searches on Google.com and other owned and operated properties, such as YouTube, and including traffic via distribution partners.
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

The following table presents our revenues, by revenue source, as a percentage of revenues for the periods presented:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Advertising revenues:
Google websites	68.6%	70.0%	68.2%	69.5%
Google Network Members' websites(1)	22.3	20.4	22.6	20.6
Total advertising revenues	90.9%	90.4%	90.8%	90.1%
Other revenues(1)	9.1	9.6	9.2	9.9
Revenues	100.0%	100.0%	100.0%	100.0%

Google websites as % of advertising revenues	75.4%	77.4%	75.1%	77.2%
Google Network Members’ websites as % of advertising revenues(1)	24.6%	22.6%	24.9%	22.8%

(1) Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Other Revenues to Advertising Revenues from Google Network Members' websites to conform with our current period presentation.

Advertising Revenues and Monetization Metrics
Our advertising revenues increased $1,525 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 and increased $3,036 million from the six months ended June 30, 2014 to the six months ended June 30, 2015. These increases were primarily generated by advertising revenues from Google websites, net of the impact of adverse movements in foreign currency exchange rates.
Our advertising revenue growth was driven primarily by an increase in the number of aggregate paid clicks through our advertising programs of 18% and 16% from the three and six months ended June 30, 2014 to the three and six months ended June 30, 2015, respectively. The increase was mainly driven by the following (in no particular order):

•	certain monetization improvements including new and richer ad formats;

•	an increase in aggregate traffic, particularly on Google owned properties, and the adoption of advertising formats such as YouTube engagement ads like TrueView; and

•	continued global expansion of our products, advertisers and user base across multiple devices, particularly mobile.
The increase was partially offset by certain AdSense advertising policy changes.
The positive impact on our revenues from paid clicks was partially offset by a decrease in the aggregate cost-per-click paid by our advertisers of 11% and 9% from the three and six months ended June 30, 2014 to the three and six months ended June 30, 2015, respectively. The decrease was primarily driven by the following factors (in no particular order):
•general strengthening of the U.S. dollar compared to certain foreign currencies;
•ongoing product changes;
•geographic mix;
•device mix; and
•property and platform mix partially impacted by YouTube engagement ads like TrueView.
Our revenue growth rate has generally declined over time as a result of a number of factors, including increasing competition, query growth rates, challenges in maintaining our growth rate as our revenues increase to higher levels, the evolution of the online advertising market, our investments in new business strategies, changes in our product mix, and shifts in the geographic mix of our revenues. We also expect that our revenue growth rate will continue to be affected by evolving user preferences, advertising trends such as the shift to programmatic advertising, the acceptance by users of our products and services as they are delivered on diverse devices, our ability to create a seamless experience for both users and advertisers, and movements in foreign currency exchange rates.

The following table presents the changes in our paid clicks and cost-per-click for the periods presented (in percentage terms):

	Change from the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2015	Change from the Six Months Ended June 30, 2014 to the Six Months Ended June 30, 2015
Aggregate paid clicks	18%	16%
Paid clicks on Google websites (1)	30%	28%
Paid clicks on Google Network Members' websites (2)	(9)%	(11)%

Aggregate cost-per-click	(11)%	(9)%
Cost-per-click on Google websites	(16)%	(14)%
Cost-per-click on Google Network Members' websites	(3)%	0%

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
Other Revenues
Other revenues increased $247 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 and increased $574 million from the six months ended June 30, 2014 to the six months ended June 30, 2015. Other revenues also increased as a percentage of total revenues for both comparative periods. These increases were primarily due to growth of our sales of digital content products in the Google Play store, primarily apps (revenues which we recognize net of payout to partners). These increases were partially offset by the decrease in sales of our hardware products including Nexus devices, and the general strengthening of the U.S. dollar compared to certain foreign currencies.

Revenues by Geography
The following table presents our domestic and international revenues as a percentage of total revenues, determined based on the billing addresses of our customers:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
United States	44%	45%	44%	45%
United Kingdom	10%	10%	10%	10%
Rest of the world	46%	45%	46%	45%
For the amounts of revenues by geography, please refer to Note 14 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Use of Constant Currency and Constant Currency Growth
Our international revenues are favorably impacted as the U.S. dollar weakens relative to other foreign currencies, and unfavorably impacted as the U.S dollar strengthens relative to other foreign currencies. Exchange rates are an important factor in understanding period to period comparisons. We believe the presentation of results on a constant-currency basis in addition to reported results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results.
Constant currency information compares results between periods as if exchange rates had remained constant period over period. We define constant currency revenues as total revenues excluding the impact of foreign exchange rate movements and hedging activities, and use it to determine the constant currency revenue growth on a year-on-year basis. Constant currency revenues are calculated by translating current period revenues using prior period exchange rates, as well as excluding any hedging gains realized in the current period.
Constant currency revenue growth (expressed as a percentage) is calculated by determining the increase in current period revenues over prior period revenues where current period foreign currency revenues are translated using prior period exchange rates and hedging benefits are excluded from revenues of both periods.
These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant-currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.
The following table presents our foreign exchange impact on United Kingdom revenues for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
United Kingdom revenues	$1,616	$1,678	$3,199	$3,353
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	167	N/A	283
Exclude: Hedging (gains) recognized	0	(54)	0	(74)
Constant currency United Kingdom revenues	$1,616	$1,791	$3,199	$3,562
United Kingdom revenue growth rate		4%		5%
United Kingdom constant currency revenue growth rate		11%		11%
For the three months ended June 30, 2015 and six months ended June 30, 2015 our revenues from the United Kingdom were unfavorably impacted by changes in foreign currency exchange rates primarily as the U.S. dollar strengthened relative to the British Pound.

The following table presents our foreign exchange impact on Rest of the world and total revenues for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Rest of the world revenues(1)	$7,381	$8,001	$14,323	$15,863
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	1,407	N/A	2,397
Exclude: Hedging (gains) recognized	(6)	(417)	(14)	(708)
Constant currency Rest of the world revenues	$7,375	$8,991	$14,309	$17,552
Rest of the world revenue growth rate		8%		11%
Rest of the world constant currency revenue growth rate		22%		23%

United States revenues(1)	$6,958	$8,048	$13,853	$15,769
United States revenue growth rate		16%		14%

Total revenues	$15,955	$17,727	$31,375	$34,985
Constant currency total revenues	$15,949	$18,830	$31,361	$36,883
Total revenue growth rate		11%		12%
Constant currency total revenue growth rate		18%		18%

(1) In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities. We revised the classification of such revenues between Rest of the world and U.S. for prior periods. Please refer to Note 1 and Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

For the three months ended June 30, 2015 and six months ended June 30, 2015 our revenues from the Rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to the Euro and Japanese yen.
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

•	Credit card and other transaction fees related to processing customer transactions;

•	Stock-based compensation expense;

•	Revenue share payments to mobile carriers;

•	Inventory costs for hardware we sell; and

•	Amortization of certain intangible assets.

The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Traffic acquisition costs	$3,293	$3,377	$6,525	$6,722
Other cost of revenues	2,821	3,206	$5,550	$6,217
Total cost of revenues	$6,114	$6,583	$12,075	$12,939
Total cost of revenues as a percentage of revenues	38.3%	37.1%	38.5%	37.0%

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Traffic acquisition costs to Google Network Members	$2,400	$2,432	$4,787	$4,864
Traffic acquisition costs to distribution partners	893	945	1,738	1,858
Traffic acquisition costs	$3,293	$3,377	$6,525	$6,722
Traffic acquisition costs as a percentage of advertising revenues	22.7%	21.1%	22.9%	21.3%
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
Cost of revenues increased $469 million from the three months ended June 30, 2014 to the three months ended June 30, 2015 and increased $864 million from the six months ended June 30, 2014 to the six months ended June 30, 2015. These increases were partially due to increases in traffic acquisition costs of $84 million and $197 million, respectively, resulting from more advertiser fees generated through our AdSense program driven primarily by an increase in advertising revenues, as well as more fees paid to our distribution partners for additional traffic directed to our websites. The remaining increase was primarily driven by an increase in data center cost and an increase in content acquisition costs as a result of increased activities related to YouTube and digital content, partially offset by a decrease in hardware inventory cost due to decrease in sales of our hardware products including Nexus devices. The decrease in aggregate traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix from Google Network Members' websites revenue to Google website revenue.
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

•	Whether we are able to continue to improve the monetization of traffic on Google websites and our Google Network Members' websites; and

•	The relative growth rates of expenses associated with distribution arrangements and the related revenues generated.

Research and Development
The following table presents our R&D expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Research and development expenses	$2,238	$2,789	$4,364	$5,542
Research and development expenses as a percentage of revenues	14.0%	15.7%	13.9%	15.8%
R&D expenses consist primarily of:

•	Labor and facilities-related costs for employees responsible for R&D of our existing and new products and services;

•	Depreciation and equipment-related expenses; and

•	Stock-based compensation expense.
R&D expenses increased $551 million and increased as a percentage of revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $278 million and an increase in stock-based compensation expense of $136 million, both largely as a result of a 17% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $74 million and an increase in professional service fees of $47 million primarily due to additional expenses incurred for consulting and outsourced services.
R&D expenses increased $1,178 million and increased as a percentage of revenues from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $598 million and an increase in stock-based compensation expense of $295 million, both largely as a result of a 20% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $158 million and an increase in professional service fees of $104 million primarily due to additional expenses incurred for consulting and outsourced services.
We expect that R&D expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2015 and future periods.
Sales and Marketing
The following table presents our sales and marketing expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Sales and marketing expenses	$1,941	$2,080	$3,670	$4,145
Sales and marketing expenses as a percentage of revenues	12.2%	11.8%	11.7%	11.8%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs for our personnel engaged in sales and marketing, sales support, and certain customer service functions;

•	Advertising and promotional expenditures related to our products and services; and

•	Stock-based compensation expense.
Sales and marketing expenses increased $139 million and decreased slightly as a percentage of revenues from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $79 million and an increase in stock-based compensation expense of $38 million, largely resulting from a 13% increase in sales and marketing headcount, as well as an increase in professional service fees of $44 million. These increases were partially offset by a decrease in advertising and promotional expenses of $36 million.

Sales and marketing expenses increased $475 million and increased slightly as a percentage of revenues from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $199 million and an increase in stock-based compensation expense of $96 million, both largely resulting from a 14% increase in sales and marketing headcount. In addition, there was an increase in professional service fees of $81 million and an increase in advertising and promotional expenses of $64 million.
We expect that sales and marketing expenses will increase in dollar amount and may increase as a percentage of revenues in the remainder of 2015 and future periods.
General and Administrative
The following table presents our general and administrative expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
General and administrative expenses	$1,404	$1,450	$2,893	$3,087
General and administrative expenses as a percentage of revenues	8.8%	8.2%	9.2%	8.9%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs for personnel in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services;

•	Amortization of certain intangible assets; and

•	Stock-based compensation expense.
General and administrative expenses increased $46 million from the three months ended June 30, 2014 to the three months ended June 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $52 million largely resulting from a 17% increase in general and administrative headcount, as well as an increase in depreciation and equipment-related expenses of $60 million. This was partially offset primarily by a decrease in professional service fees of $69 million, primarily related to a reduction in legal costs.
General and administrative expenses increased $194 million from the six months ended June 30, 2014 to the six months ended June 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $104 million and an increase in stock-based compensation expense of $97 million, both largely resulting from a 17% increase in general and administrative headcount, as well as an increase in depreciation and equipment-related expenses of $123 million. These factors were partially offset by a decrease in professional service fees of $90 million, primarily related to a reduction in legal costs.
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
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense, and stock-based compensation as a percentage of revenues, as reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Stock-based compensation	$880	$1,132	$1,719	$2,335
Stock-based compensation as a percentage of revenues	5.5%	6.4%	5.5%	6.7%

Stock-based compensation increased $252 million and $616 million from the three and six months ended June 30, 2014 to the three and six months ended June 30, 2015, respectively. These increases were primarily due to additional stock awards issued to existing and new employees.
We estimate stock-based compensation expense to be approximately $4.4 billion in 2015 and $6.2 billion thereafter related to stock-based awards outstanding as of June 30, 2015. This estimate does not include expenses to be recognized related to stock-based awards granted after June 30, 2015. Additionally, if forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Interest and Other Income, Net
The following table presents the components included in Interest and other income, net, as reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Interest and other income, net	$145	$131	$502	$288
Interest and other income, net as a percentage of revenues	0.9%	0.8%	1.6%	0.8%
Interest and other income, net, decreased $14 million from the three months ended June 30, 2014 to the three months ended June 30, 2015. This decrease was primarily driven by reductions in realized gains on non-marketable investments of $80 million and on realized gains on equity interest of $23 million, partially offset by an increase in interest income of $71 million.
Interest and other income, net, decreased $214 million from the six months ended June 30, 2014 to the six months ended June 30, 2015. This decrease was primarily driven by decreases in realized gains on non-marketable investments of $235 million, realized gains on equity interest of $126 million and realized gains on marketable securities of $37 million. These decreases were partially offset by an increase in interest income of $129 million and a decrease in foreign currency exchange loss of $41 million.
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
Provision for Income Taxes
The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2015	2014	2015
	(unaudited)
Provision for income taxes(1)	$984	$1,025	$1,887	$2,114
Effective tax rate(1)	22.3%	20.7%	21.3%	22.1%

(1) In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities. We revised the classification of such revenues between Rest of the world and U.S. for prior periods. Please refer to Note 1 and Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Our effective tax rate decreased from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to a change in the full year forecast reflecting proportionately more earnings realized in countries with lower statutory tax rates, partially offset by proportionately larger increase in tax reserves. Our provision for income taxes increased from the three months ended June 30, 2014 to the three months ended June 30, 2015 primarily due to an increase in taxable income year over year.

Our effective tax rate increased from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to proportionately more capital loss utilized in prior year and proportionately larger increase in tax reserves in the current year, offset by a change in the full year forecast reflecting proportionately more earnings realized in countries with lower statutory tax rates. Our provision for income taxes increased from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to an increase in taxable income year over year.
Capital Resources and Liquidity
Capital Resources
As of June 30, 2015, we had $69.8 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, fixed-income bond funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public, which we generally dispose of when restrictions are lifted.
As of June 30, 2015, $40.3 billion of the $69.8 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. As of June 30, 2015, we had unused letters of credit of approximately $784 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions, increase our capital expenditures, or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of June 30, 2015, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.1% that matures at various dates through September 2015. Average commercial paper borrowings during the quarter were $2.0 billion and the maximum amount outstanding during the quarter was $2.0 billion. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of June 30, 2015, we were in compliance with the financial covenants in the credit facility and no amounts were outstanding.
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
As of June 30, 2015, the 2011 and 2014 notes had a total carrying value of $3.0 billion and a total estimated fair value of $3.1 billion. We are not subject to any financial covenants under the notes.
In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028 with an option to purchase in 2016. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of June 30, 2015.

Liquidity
For the six months ended June 30, 2014 and 2015, our cash flows were as follows (in millions):

	Six Months Ended
	June 30,
	2014	2015
	(unaudited)
Net cash provided by operating activities	$10,018	$13,602
Net cash used in investing activities	(8,487)	(12,407)
Net cash used in financing activities	(640)	(841)
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
Net cash provided by operating activities increased from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily due to increased net income adjusted for stock-based compensation, depreciation expense and impairment of property and equipment, gains and losses on marketable and non-marketable investments, and gain on equity interest, and a net increase in cash from changes in working capital primarily driven by changes in income taxes, prepaid revenue share, expenses, and other assets, accounts payable, accounts receivable and accrued expenses and other liabilities.
Cash Used in Investing Activities
Cash provided by or used in investing activities primarily consists of purchases of property and equipment, as well as acquisitions and divestitures of businesses and intangible assets. Our cash provided or used in investing activities also includes purchases, maturities, and sales of marketable and non-marketable investments and our investments in reverse repurchase agreements and the cash collateral received or returned from our securities lending program.
Cash used in investing activities increased from the six months ended June 30, 2014 to the six months ended June 30, 2015. This was primarily due to increases in purchases of marketable and non-marketable investments; including the investment in SpaceX, and activity related to securities lending offset by lower spend related to acquisitions and intangibles and other assets and increased sales and maturities of marketable securities.
Cash Used in Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash used in financing activities increased from the six months ended June 30, 2014 to the six months ended June 30, 2015 primarily driven by an increase in net payments related to stock-based award activities and the Adjustment Payment to Class C capital stockholders.
Contractual Obligations
We had long-term taxes payable of $3.6 billion as of June 30, 2015 primarily related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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

Available Information
Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. The following filings are available through our investor relations website after we file them with the SEC: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders, for the last three years, and are also available for download free of charge. We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $581 million lower as of June 30, 2015, and the total amount of expense recorded as Interest and other income, net, would have been approximately $105 million higher as of June 30, 2015. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $2.4 billion higher as of June 30, 2015, and the total amount of expense recorded as interest and other income, net, would have been approximately $189 million higher as of June 30, 2015. The impact in AOCI would offset our hedged foreign currency denominated revenues as they occur.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $2 million as of June 30, 2015. The adverse impact as of June 30, 2015 is after consideration of the offsetting effect of approximately $1.1 billion from foreign exchange contracts in place for the month of June 30, 2015. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, fixed-income bond funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of June 30, 2015, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to the fixed interest rates on our debt securities. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in Interest and other income, net.
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.3 billion as of June 30, 2015.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
In May 2015, we issued approximately 853 thousand shares of Class C capital stock to existing holders of Class C capital stock in accordance with a settlement of litigation involving the authorization to distribute Class C capital stock. The shares subject to being reported in this Item were issued in reliance on Section 3(a)(9) of the Securities Act of 1933.

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

GOOGLE INC.
Date: July 23, 2015	By:	/s/ RUTH PORAT
Ruth Porat
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01		Google Inc. 2012 Stock Plan, as amended	Current Report on Form 8-K (File No. 001-36380)	June 4, 2015
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.