Form 10-Q
period 2015-09-30
GOOGLE INC.
filed 2015-10-29
CIK 1288776

Table of Contents	Google Inc.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 22, 2015, there were 291,327,781 shares of Alphabet Inc.’s (the successor issuer pursuant to Rule 12g-3(a) under the Exchange Act as of October 2, 2015) (Alphabet) Class A common stock outstanding, 50,893,362 shares of Alphabet's Class B common stock outstanding, and 345,504,021 Alphabet's Class C capital stock outstanding.

Table of Contents	Google Inc.

Google Inc.
Form 10-Q
For the Quarterly Period Ended September 30, 2015

i

Table of Contents	Google Inc.

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

•
our expectation that growth in advertising revenues from our websites will continue to exceed that from our Google Network Members' websites, which will have a positive impact on our operating margins;

•	our expectation that we will continue to take steps to improve the relevance of the ads we deliver and to reduce the number of accidental clicks;

•	fluctuations in the rate of change in revenue and revenue growth, as well as the rate of change in paid clicks and average cost-per-click and various factors contributing to such fluctuations;

•	our belief that our foreign exchange risk management program will not fully offset our net exposure to fluctuations in foreign currency exchange rates;

•	the expected increase of costs related to hedging activities under our foreign exchange risk management program;

•
our expectation that our cost of revenues, research and development expenses, sales and marketing expenses, and general and administrative expenses will increase in dollars and may increase as a percentage of revenues;

•	our potential exposure in connection with pending investigations, proceedings, and other contingencies;

•	our expectation that our traffic acquisition costs will fluctuate in the future;

•	our continued investments in international markets;

•	estimates of our future compensation expenses;

•	fluctuations in our effective tax rate;

•	the sufficiency of our sources of funding;

•	our payment terms to certain advertisers, which may increase our working capital requirements;

•	fluctuations in our capital expenditures;

•	our expectations related to the new operating structure implemented pursuant to the holding company reorganization, which will be introduced in phases, and the associated disclosure implications;

•	the expected timing and amount of Alphabet Inc.'s stock repurchase;
as well as other statements regarding our future operations, financial condition and prospects, and business strategies. Forward-looking statements may appear throughout this report and other documents we file with the Securities and Exchange Commission (SEC), including without limitation, Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations"; in this Quarterly Report on Form 10-Q and Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, as may be updated in our subsequent Quarterly Reports on Form 10-Q. Forward-looking statements generally can be identified by words such as "anticipates," "believes," "estimates," "expects," "intends," "plans," "predicts," "projects," "will be," "will continue," "will likely result," and similar expressions. These forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which could cause our actual results to differ materially from those reflected in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2014, and those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.
As used herein, “Google,” “we,” “our,” and similar terms include Google Inc. and its subsidiaries, unless the context indicates otherwise.
“Google” and other trademarks of ours appearing in this report are our property. This report contains additional trade names and trademarks of other companies. We do not intend our use or display of other companies’ trade names

Table of Contents	Google Inc.

or trademarks to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

Table of Contents	Google Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Google Inc.
CONSOLIDATED BALANCE SHEETS
(In millions, except share and par value amounts which are reflected in thousands and par value per share amounts)

	As of December 31, 2014	As of September 30, 2015
		(unaudited)
Assets
Current assets:
Cash and cash equivalents	$18,347	$18,068
Marketable securities	46,048	54,699
Total cash, cash equivalents, and marketable securities (including securities loaned of $4,058 and $4,351)	64,395	72,767
Accounts receivable, net of allowance of $225 and $291	9,383	9,749
Receivable under reverse repurchase agreements	875	400
Deferred income taxes, net	1,322	2,212
Income taxes receivable, net	591	287
Prepaid revenue share, expenses and other assets	3,412	2,688
Total current assets	79,978	88,103
Prepaid revenue share, expenses and other assets, non-current	3,280	3,329
Non-marketable investments	3,079	4,813
Property and equipment, net	23,883	28,338
Intangible assets, net	4,607	4,023
Goodwill	15,599	15,675
Total assets	$130,426	$144,281
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,715	$1,549
Short-term debt	2,009	3,237
Accrued compensation and benefits	3,069	2,988
Accrued expenses and other current liabilities	4,434	4,598
Accrued revenue share	1,952	1,899
Securities lending payable	2,778	3,266
Deferred revenue	752	705
Income taxes payable, net	96	215
Total current liabilities	16,805	18,457
Long-term debt	3,228	1,994
Deferred revenue, non-current	104	133
Income taxes payable, non-current	3,340	3,596
Deferred income taxes, net, non-current	1,971	1,976
Other long-term liabilities	1,118	1,884
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.001 par value per share, 100,000 shares authorized; no shares issued and outstanding	0	0
Class A and Class B common stock, and Class C capital stock and additional paid-in capital, $0.001 par value per share: 15,000,000 shares authorized (Class A 9,000,000, Class B 3,000,000, Class C 3,000,000); 680,172 (Class A 286,560, Class B 53,213, Class C 340,399) and par value of $680 (Class A $287, Class B $53, Class C $340) and 687,693 (Class A 291,214, Class B 50,990, Class C 345,489) and par value of $688 (Class A $291, Class B $51, Class C $346) shares issued and outstanding	28,767	31,864
Accumulated other comprehensive income (loss)	27	(1,592)
Retained earnings	75,066	85,969
Total stockholders’ equity	103,860	116,241
Total liabilities and stockholders’ equity	$130,426	$144,281
See accompanying notes.

Table of Contents	Google Inc.

Google Inc.
CONSOLIDATED STATEMENTS OF INCOME
(In millions, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Revenues	$16,523	$18,675	$47,898	$53,660
Costs and expenses:
Cost of revenues	6,695	7,037	18,770	19,976
Research and development	2,655	3,230	7,019	8,772
Sales and marketing	2,084	2,223	5,754	6,368
General and administrative	1,365	1,477	4,258	4,564
Total costs and expenses	12,799	13,967	35,801	39,680
Income from operations	3,724	4,708	12,097	13,980
Interest and other income, net	133	183	635	471
Income from continuing operations before income taxes	3,857	4,891	12,732	14,451
Provision for income taxes	933	912	2,820	3,026
Net income from continuing operations	2,924	3,979	9,912	11,425
Net loss from discontinued operations	(185)	0	(451)	0
Net income	$2,739	$3,979	$9,461	$11,425
Less: Adjustment Payment to Class C capital stockholders	0	0	0	522
Net income available to all stockholders	$2,739	$3,979	$9,461	$10,903
Basic net income (loss) per share of Class A and B common stock:
Continuing operations	$4.32	$5.80	$14.69	$15.95
Discontinued operations	(0.27)	0.00	(0.67)	0.00
Basic net income per share of Class A and B common stock	$4.05	$5.80	$14.02	$15.95
Basic net income (loss) per share of Class C capital stock:
Continuing operations	$4.32	$5.80	$14.69	$17.47
Discontinued operations	(0.27)	0.00	(0.67)	0.00
Basic net income per share of Class C capital stock	$4.05	$5.80	$14.02	$17.47
Diluted net income (loss) per share of Class A and B common stock:
Continuing operations	$4.25	$5.73	$14.44	$15.77
Discontinued operations	(0.27)	0.00	(0.66)	0.00
Diluted net income per share of Class A and B common stock	$3.98	$5.73	$13.78	$15.77
Diluted net income (loss) per share of Class C capital stock:
Continuing operations	$4.25	$5.73	$14.44	$17.27
Discontinued operations	(0.27)	0.00	(0.66)	0.00
Diluted net income per share of Class C capital stock	$3.98	$5.73	$13.78	$17.27
See accompanying notes.

Table of Contents	Google Inc.

Google Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Net income	$2,739	$3,979	$9,461	$11,425
Other comprehensive income (loss):
Change in foreign currency translation adjustment	(677)	(145)	(623)	(850)
Available-for-sale investments:
Change in net unrealized gains (losses)	(195)	(389)	250	(504)
Less: reclassification adjustment for net (gains) losses included in net income	(15)	4	(122)	(73)
Net change (net of tax effect of $66, $2, $38, and $29)	(210)	(385)	128	(577)
Cash flow hedges:
Change in net unrealized gains	310	79	304	580
Less: reclassification adjustment for net (gains) losses included in net income	(7)	(212)	(16)	(772)
Net change (net of tax effect of $122, $58, $113, and $68)	303	(133)	288	(192)
Other comprehensive income (loss)	(584)	(663)	(207)	(1,619)
Comprehensive income	$2,155	$3,316	$9,254	$9,806
See accompanying notes.

Table of Contents	Google Inc.

Google Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Nine Months Ended
	September 30,
	2014	2015
	(unaudited)
Operating activities
Net income	$9,461	$11,425
Adjustments:
Depreciation expense and impairment of property and equipment	2,513	2,979
Amortization and impairment of intangible assets	1,199	680
Stock-based compensation expense	3,092	3,767
Excess tax benefits from stock-based award activities	(467)	(354)
Deferred income taxes	(498)	(566)
Gain on equity interest	(126)	0
(Gain) loss on marketable and non-marketable investments, net	(251)	32
Other	157	157
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	(490)	(336)
Income taxes, net	577	1,093
Prepaid revenue share, expenses and other assets	506	204
Accounts payable	(113)	(168)
Accrued expenses and other liabilities	416	820
Accrued revenue share	36	(69)
Deferred revenue	0	(55)
Net cash provided by operating activities	16,012	19,609
Investing activities
Purchases of property and equipment	(7,408)	(7,815)
Purchases of marketable securities	(43,192)	(56,217)
Maturities and sales of marketable securities	36,650	46,860
Purchases of non-marketable investments	(536)	(1,771)
Cash collateral related to securities lending	2,029	488
Investments in reverse repurchase agreements	(725)	475
Acquisitions, net of cash acquired, and purchases of intangibles and other assets	(4,632)	(244)
Net cash used in investing activities	(17,814)	(18,224)
Financing activities
Net payments related to stock-based award activities	(1,548)	(1,610)
Excess tax benefits from stock-based award activities	467	354
Adjustment Payment to Class C capital stockholders	0	(47)
Proceeds from issuance of debt, net of costs	9,167	10,332
Repayments of debt	(9,181)	(10,341)
Net cash used in financing activities	(1,095)	(1,312)
Effect of exchange rate changes on cash and cash equivalents	(236)	(352)
Net decrease in cash and cash equivalents	(3,133)	(279)
Cash and cash equivalents at beginning of period	18,898	18,347
Reclassification of assets previously held for sale	(160)	0
Cash and cash equivalents at end of period	$15,605	$18,068

Supplemental disclosures of cash flow information
Cash paid for taxes	$2,382	$2,317
Cash paid for interest	$56	$66
Non-cash financing activity:
Shares issued in connection with the Class C Adjustment Payment	$0	$475
See accompanying notes.

Table of Contents	Google Inc.

Google Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Google Inc. and Summary of Significant Accounting Policies
We were incorporated in California in September 1998 and re-incorporated in the State of Delaware in August 2003. We generate revenues primarily by delivering relevant, cost-effective online advertising.
On October 29, 2014, we sold the Motorola Mobile business (Motorola Mobile) to Lenovo Group Limited (Lenovo). The financial results of Motorola Mobile are presented as net loss from discontinued operations on the Consolidated Statements of Income for the three and nine months ended September 30, 2014. See Note 8 for further discussion of the sale.
On August 10, 2015, we announced plans to create a new public holding company, Alphabet Inc. (Alphabet), and a new operating structure. On October 2, 2015, we announced the implementation of the holding company reorganization, in which Alphabet became the successor issuer to Google.
Basis of Consolidation
The consolidated financial statements include the accounts of Google Inc. and our subsidiaries. All intercompany balances and transactions have been eliminated.
Unaudited Interim Financial Information
The accompanying Consolidated Balance Sheet as of September 30, 2015, the Consolidated Statements of Income for the three and nine months ended September 30, 2014 and 2015, the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and 2015, and the Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and 2015 are unaudited. These unaudited interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). In our opinion, the unaudited interim consolidated financial statements include all adjustments of a normal recurring nature necessary for the fair presentation of our financial position as of September 30, 2015, our results of operations for the three and nine months ended September 30, 2014 and 2015, and our cash flows for the nine months ended September 30, 2014 and 2015. The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the year ending December 31, 2015.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, though early adoption is permitted for annual reporting periods beginning after December 15, 2016. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
In June 2014, the FASB issued Accounting Standards Update No. 2014-10 (ASU 2014-10) "Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable

Table of Contents	Google Inc.

Interest Entities Guidance in Topic 810, Consolidation". ASU 2014-10 removes the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification (ASC) thereby removing the financial reporting distinction between development stage entities and other reporting entities. The additional elimination of related consolidation guidance will require companies with interests in development stage entities to reassess whether such entities are variable interest entities under ASC Topic 810, Consolidation. ASU 2014-10 will be applied retrospectively for annual reporting periods beginning after December 15, 2015, and interim periods therein. Early application of these amendments is permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-10 on our consolidated financial statements.
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
Revision of Previously Issued Financial Statements
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015 in the cumulative amount of $711 million. We evaluated the materiality of the income tax expense impact quantitatively and qualitatively and concluded it was not material to any of the prior periods impacted and that correction of income tax expense as an out of period adjustment in the quarter ended June 30, 2015 would not be material to our consolidated financial statements for the year ending December 31, 2015. Consolidated revenues are not impacted. We elected to revise previously issued consolidated financial statements for the periods impacted. Refer to Note 15 for additional information.
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
Cash, Cash Equivalents and Marketable Securities
 The following tables summarize our cash, cash equivalents and marketable securities by significant investment categories as of December 31, 2014 and September 30, 2015 (in millions):

Table of Contents	Google Inc.

	As of December 31, 2014
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
Cash	$9,863	$0	$0	$9,863	$9,863	$0
Level 1:
Money market and other funds	2,532	0	0	2,532	2,532	0
U.S. government notes	15,320	37	(4)	15,353	1,128	14,225
Marketable equity securities	988	428	(64)	1,352	0	1,352
	18,840	465	(68)	19,237	3,660	15,577
Level 2:
Time deposits(1)	2,409	0	0	2,409	2,309	100
Money market and other funds(2)	1,762	0	0	1,762	1,762	0
Fixed-income bond funds(3)	385	0	(38)	347	0	347
U.S. government agencies	2,327	8	(1)	2,334	750	1,584
Foreign government bonds	1,828	22	(10)	1,840	0	1,840
Municipal securities	3,370	33	(6)	3,397	3	3,394
Corporate debt securities	11,499	114	(122)	11,491	0	11,491
Agency mortgage-backed securities	8,196	109	(42)	8,263	0	8,263
Asset-backed securities	3,456	1	(5)	3,452	0	3,452
	35,232	287	(224)	35,295	4,824	30,471
Total	$63,935	$752	$(292)	$64,395	$18,347	$46,048

	As of September 30, 2015
	Adjusted Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Marketable Securities
	(unaudited)
Cash	$10,986	$0	$0	$10,986	$10,986	$0
Level 1:
Money market and other funds	3,668	0	0	3,668	3,668	0
U.S. government notes	18,146	114	0	18,260	0	18,260
Marketable equity securities	1,014	196	(315)	895	0	895
	22,828	310	(315)	22,823	3,668	19,155
Level 2:
Time deposits(1)	3,434	0	0	3,434	1,458	1,976
Money market and other funds(2)	1,855	0	0	1,855	1,855	0
Fixed-income bond funds(3)	370	0	(84)	286	0	286
U.S. government agencies	1,331	6	0	1,337	100	1,237
Foreign government bonds	2,422	17	(23)	2,416	0	2,416
Municipal securities	3,629	37	(4)	3,662	0	3,662
Corporate debt securities	13,536	79	(239)	13,376	1	13,375
Agency mortgage-backed securities	9,434	101	(24)	9,511	0	9,511
Asset-backed securities	3,084	2	(5)	3,081	0	3,081
	39,095	242	(379)	38,958	3,414	35,544
Total	$72,909	$552	$(694)	$72,767	$18,068	$54,699

(1)	The majority of our time deposits are foreign deposits.

(2)
The balances as of December 31, 2014 and September 30, 2015 were related to cash collateral received in connection with our securities lending program, which was invested in reverse repurchase agreements maturing within three months. See section titled "Securities Lending Program" below for further discussion of this program.

(3)	Fixed-income bond funds consist of mutual funds that primarily invest in corporate and government bonds.

Table of Contents	Google Inc.

We determine realized gains or losses on the sale of marketable securities on a specific identification method. We recognized gross realized gains of $33 million and $189 million for the three and nine months ended September 30, 2014 and $54 million and $235 million for the three and nine months ended September 30, 2015. We recognized gross realized losses of $15 million and $49 million for the three and nine months ended September 30, 2014 and $60 million and $156 million for the three and nine months ended September 30, 2015. We reflect these gains and losses as a component of interest and other income, net, in the accompanying Consolidated Statements of Income.
The following table summarizes the estimated fair value of our investments in marketable debt securities, accounted for as available-for-sale securities and classified by the contractual maturity date of the securities (in millions):

As of September 30, 2015
(unaudited)
Due in 1 year	$8,525
Due in 1 year through 5 years	27,725
Due in 5 years through 10 years	7,244
Due after 10 years	10,024
Total	$53,518
Non-marketable Investments
We included $90 million and $991 million of available-for-sale debt securities in our non-marketable investments as of December 31, 2014 and September 30, 2015. These debt securities are primarily preferred stock with certain features and convertible notes issued by private companies that do not have readily determinable market values and are categorized accordingly as Level 3 in the fair value hierarchy. To estimate the fair value of these securities, we use a combination of valuation methodologies, including market and income approaches based on prior transaction prices; estimated timing, probability, and amount of cash flows; and illiquidity considerations. Financial information of the private companies may not be available and consequently we will estimate the value based on the best available information at the measurement date. As of December 31, 2014 and September 30, 2015, the estimated fair value of these debt securities approximated their carrying value. In addition, since these securities do not have contractual maturity dates and we do not intend to liquidate them in the next 12 months, we have classified them as non-current assets on the accompanying Consolidated Balance Sheet as of December 31, 2014 and September 30, 2015.
The following table presents reconciliations for our assets measured and recorded at fair value on a recurring basis, using significant unobservable inputs (Level 3) (in millions):

Level 3
(unaudited)
Balance as of December 31, 2014	$90
Purchases, issuances, and settlements(1)	901
Balance as of September 30, 2015	$991

(1)	Purchases of securities included our $900 million investment in SpaceX, a space exploration and space transport company, made during January 2015.

Impairment Considerations for Available-for-sale Investments
The following tables present gross unrealized losses and fair values for those marketable investments that were in an unrealized loss position as of December 31, 2014 and September 30, 2015, aggregated by investment category and the length of time that individual securities have been in a continuous loss position (in millions):

Table of Contents	Google Inc.

	As of December 31, 2014
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. government notes	$4,490	$(4)	$0	$0	$4,490	$(4)
U.S. government agencies	830	(1)	0	0	830	(1)
Foreign government bonds	255	(7)	43	(3)	298	(10)
Municipal securities	877	(3)	174	(3)	1,051	(6)
Corporate debt securities	5,851	(112)	225	(10)	6,076	(122)
Agency mortgage-backed securities	609	(1)	2,168	(41)	2,777	(42)
Asset-backed securities	2,388	(4)	174	(1)	2,562	(5)
Fixed-income bond funds	347	(38)	0	0	347	(38)
Marketable equity securities	690	(64)	0	0	690	(64)
Total	$16,337	$(234)	$2,784	$(58)	$19,121	$(292)

	As of September 30, 2015
	Less than 12 Months		12 Months or Greater		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
	(unaudited)
Foreign government bonds	$873	$(19)	$27	$(4)	$900	$(23)
Municipal securities	356	(3)	23	(1)	379	(4)
Corporate debt securities	7,152	(187)	651	(52)	7,803	(239)
Agency mortgage-backed securities	1,355	(8)	739	(16)	2,094	(24)
Asset-backed securities	1,650	(4)	230	(1)	1,880	(5)
Fixed-income bond funds	0	0	286	(84)	286	(84)
Marketable equity securities	790	(315)	0	0	790	(315)
Total	$12,176	$(536)	$1,956	$(158)	$14,132	$(694)
We periodically review our available-for-sale debt and equity securities for other-than-temporary impairment. We consider factors such as the duration, severity and the reason for the decline in value, the potential recovery period and our intent to sell. For debt securities, we also consider whether (i) it is more likely than not that we will be required to sell the debt securities before recovery of their amortized cost basis, and (ii) the amortized cost basis cannot be recovered as a result of credit losses. During the three and nine months ended September 30, 2014 and 2015, we did not recognize any other-than-temporary impairment loss.
Securities Lending Program
From time to time, we enter into securities lending agreements with financial institutions to enhance investment income. We loan certain securities which are collateralized in the form of cash or securities. Cash collateral is usually invested in reverse repurchase agreements which are collateralized in the form of securities.
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

Table of Contents	Google Inc.

Our securities lending transactions were accounted for as secured borrowings with significant investment categories as follows (in millions):

	As of September 30, 2015
	Remaining Contractual Maturity of the Agreements
Securities Lending Transactions	Overnight and Continuous	Up to 30 days	30 - 90 Days	Greater Than 90 Days	Total
	(unaudited)
U.S. government notes	$1,779	$1,001	$0	$101	$2,881
U.S. government agencies	192	0	0	0	192
Corporate debt securities	193	0	0	0	193
Total	$2,164	$1,001	$0	$101	$3,266
Gross amount of recognized liabilities for securities lending in offsetting disclosure					$3,266
Amounts related to agreements not included in securities lending in offsetting disclosure					$0
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
We enter into master netting arrangements, which reduce credit risk by permitting net settlement of transactions with the same counterparty. To further reduce credit risk, we enter into collateral security arrangements under which the counterparty is required to provide collateral when the net fair value of certain financial instruments fluctuates from contractually established thresholds. We can take possession of the collateral in the event of counterparty default. As of December 31, 2014 and September 30, 2015, we received cash collateral related to the derivative instruments under our collateral security arrangements of $268 million and $105 million.
Cash Flow Hedges
We use options designated as cash flow hedges to hedge certain forecasted revenue transactions denominated in currencies other than the U.S. dollar. The notional principal of these contracts was approximately $13.6 billion and $9.7 billion as of December 31, 2014 and September 30, 2015. These foreign exchange contracts have maturities of 36 months or less.
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
As of September 30, 2015, the effective portion of our cash flow hedges before tax effect was $556 million, of which $466 million is expected to be reclassified from AOCI into earnings within the next 12 months.

Table of Contents	Google Inc.

Fair Value Hedges
We use forward contracts designated as fair value hedges to hedge foreign currency risks for our investments denominated in currencies other than the U.S. dollar. We exclude changes in the time value for these forward contracts from the assessment of hedge effectiveness. The notional principal of these contracts was $1.5 billion and $2.0 billion as of December 31, 2014 and September 30, 2015.
We use interest rate swaps designated as fair value hedges to hedge interest rate risk for certain fixed rate securities. The notional principal of these contracts was $175 million and $290 million as of December 31, 2014 and September 30, 2015.
Gains and losses on these forward contracts and interest rate swaps are recognized in interest and other income, net, along with the offsetting losses and gains of the related hedged items. Cash flows from these forward contracts and interest rate swaps are reported within investment activities in the Consolidated Statements of Cash Flows, consistent with the impact of the hedged items.
Other Derivatives
Other derivatives not designated as hedging instruments consist of forward contracts that we use to hedge intercompany transactions and other monetary assets or liabilities denominated in currencies other than the local currency of a subsidiary. We recognize gains and losses on these contracts, as well as the related costs in interest and other income, net along with the foreign currency gains and losses on monetary assets and liabilities. The notional principal of foreign exchange contracts outstanding was $6.2 billion and $5.7 billion as of December 31, 2014 and September 30, 2015.
We also use exchange-traded interest rate futures contracts and “To Be Announced” (TBA) forward purchase commitments of mortgage-backed assets to hedge interest rate risks on certain fixed income securities. The TBA contracts meet the definition of derivative instruments in cases where physical delivery of the assets is not taken at the earliest available delivery date. Our interest rate futures and TBA contracts (together interest rate contracts) are not designated as hedging instruments. We recognize gains and losses on these contracts, as well as the related costs, in interest and other income, net. The gains and losses are generally economically offset by unrealized gains and losses in the underlying available-for-sale securities, which are recorded as a component of AOCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from AOCI into interest and other income, net. The total notional amounts of interest rate contracts outstanding were $150 million as of December 31, 2014 and $450 million as of September 30, 2015.

Table of Contents	Google Inc.

The fair values of our outstanding derivative instruments were as follows (in millions):

		As of December 31, 2014
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$851	$0	$851
Interest rate contracts	Prepaid revenue share, expenses and other assets, current and non-current	1	0	1
Total		$852	$0	$852
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$3	$3
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	1	0	1
Total		$1	$3	$4

		As of September 30, 2015
	Balance Sheet Location	Fair Value of Derivatives Designated as Hedging Instruments	Fair Value of Derivatives Not Designated as Hedging Instruments	Total Fair Value
		(unaudited)
Derivative Assets:
Level 2:
Foreign exchange contracts	Prepaid revenue share, expenses and other assets, current and non-current	$545	$1	$546
Total		$545	$1	$546
Derivative Liabilities:
Level 2:
Foreign exchange contracts	Accrued expenses and other current liabilities	$0	$3	$3
Interest rate contracts	Accrued expenses and other liabilities, current and non-current	6	1	7
Total		$6	$4	$10

Table of Contents	Google Inc.

The effect of derivative instruments in cash flow hedging relationships on income and other comprehensive income (OCI) is summarized below (in millions):

	Gains (Losses) Recognized in OCI on Derivatives Before Tax Effect (Effective Portion)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	2014	2015	2014	2015
	(unaudited)
Foreign exchange contracts	$436	$97	$458	$813
Interest rate contracts	0	0	(31)	0
Total	$436	$97	$427	$813

	Gains Reclassified from AOCI into Income (Effective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2014	2015	2014	2015
		(unaudited)
Foreign exchange contracts	Revenues	$10	$286	$24	$1,068
Interest rate contracts	Interest and other income, net	1	1	2	3
Total		$11	$287	$26	$1,071

	Gains (Losses) Recognized in Income on Derivatives (1) (Amount Excluded from Effectiveness Testing and Ineffective Portion)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Cash Flow Hedging Relationship	Income Statement Location	2014	2015	2014	2015
		(unaudited)
Foreign exchange contracts	Interest and other income, net	$(52)	$(63)	$(186)	$(230)
Interest rate contracts	Interest and other income, net	0	0	4	0
Total		$(52)	$(63)	$(182)	$(230)

(1)	Gains (losses) related to the ineffective portion of the hedges were not material in all periods presented.

Table of Contents	Google Inc.

The effect of derivative instruments in fair value hedging relationships on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives(2)
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives in Fair Value Hedging Relationship	Income Statement Location	2014	2015	2014	2015
		(unaudited)
Foreign Exchange Hedges:
Foreign exchange contracts	Interest and other income, net	$73	$72	$52	$139
Hedged item	Interest and other income, net	(75)	(73)	(58)	(144)
Total		$(2)	$(1)	$(6)	$(5)
Interest Rate Hedges:
Interest rate contracts	Interest and other income, net	$0	$(5)	$0	$(6)
Hedged item	Interest and other income, net	0	5	0	6
Total		$0	$0	$0	$0

(2)
Losses related to the amount excluded from effectiveness testing of the hedges were $2 million and $6 million for the three and nine months ended September 30, 2014 and $1 million and $5 million for the three and nine months ended September 30, 2015.

The effect of derivative instruments not designated as hedging instruments on income is summarized below (in millions):

	Gains (Losses) Recognized in Income on Derivatives
		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivatives Not Designated As Hedging Instruments	Income Statement Location	2014	2015	2014	2015
		(unaudited)
Foreign exchange contracts	Interest and other income, net and net loss from discontinued operations	$172	$150	$59	$241
Interest rate contracts	Interest and other income, net	2	3	2	0
Total		$174	$153	$61	$241

Table of Contents	Google Inc.

Offsetting of Derivatives, Securities Lending and Reverse Repurchase Agreements
We present our derivatives, securities lending and reverse repurchase agreements at gross fair values in the Consolidated Balance Sheets. However, our master netting and other similar arrangements allow net settlements under certain conditions. As of December 31, 2014 and September 30, 2015, information related to these offsetting arrangements was as follows (in millions):

Offsetting of Assets
	As of December 31, 2014
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
Derivatives	$852	$0	$852		$(1)	(1)	$(251)	$(412)	$188
Reverse repurchase agreements	2,637	0	2,637	(2)	0		0	(2,637)	0
Total	$3,489	$0	$3,489		$(1)		$(251)	$(3,049)	$188

	As of September 30, 2015
					Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets		Financial Instruments		Cash Collateral Received	Non-Cash Collateral Received	Net Assets Exposed
	(unaudited)
Derivatives	$546	$0	$546		$(2)	(1)	$(93)	$(303)	$148
Reverse repurchase agreements	2,255	0	2,255	(2)	0		0	(2,255)	0
Total	$2,801	$0	$2,801		$(2)		$(93)	$(2,558)	$148

(1)
The balances as of December 31, 2014 and September 30, 2015 were related to derivative liabilities which are allowed to be net settled against derivative assets in accordance with our master netting agreements.

(2)
The balances as of December 31, 2014 and September 30, 2015 included $1,762 million and $1,855 million recorded in cash and cash equivalents, respectively, and $875 million and $400 million recorded in receivable under reverse repurchase agreements, respectively.

Table of Contents	Google Inc.

Offsetting of Liabilities
	As of December 31, 2014
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
Derivatives	$4	$0	$4	$(1)	(3)	$0	$0	$3
Securities lending agreements	2,778	0	2,778	0		0	(2,740)	38
Total	$2,782	$0	$2,782	$(1)		$0	$(2,740)	$41

	As of September 30, 2015
				Gross Amounts Not Offset in the Consolidated Balance Sheets, but Have Legal Rights to Offset
Description	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Presented in the Consolidated Balance Sheets	Financial Instruments		Cash Collateral Pledged	Non-Cash Collateral Pledged	Net Liabilities
	(unaudited)
Derivatives	$10	$0	$10	$(2)	(3)	$(4)	$0	$4
Securities lending agreements	3,266	0	3,266	0		0	(3,245)	21
Total	$3,276	$0	$3,276	$(2)		$(4)	$(3,245)	$25

(3)
The balances as of December 31, 2014 and September 30, 2015 were related to derivative assets which are allowed to be net settled against derivative liabilities in accordance with our master netting agreements.

Note 3. Debt
Short-Term Debt
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of December 31, 2014 and September 30, 2015, we had $2.0 billion of outstanding commercial paper recorded as short-term debt with weighted-average interest rates of 0.1% and 0.2% respectively. In conjunction with this program, we have a $3.0 billion revolving credit facility which expires in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of December 31, 2014 and September 30, 2015, we were in compliance with the financial covenants in the credit facility, and no amounts were outstanding under the credit facility as of December 31, 2014 and September 30, 2015. The estimated fair value of the commercial paper approximated its carrying value as of December 31, 2014 and September 30, 2015.
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

Table of Contents	Google Inc.

	As of December 31, 2014	As of September 30, 2015
		(unaudited)
Short-Term Portion of Long-Term Debt
2.125% Notes due on May 19, 2016(1)	$0	$999
Capital Lease Obligation	10	238
Total	$10	$1,237

Long-Term Debt
2.125% Notes due on May 19, 2016	$1,000	$0
3.625% Notes due on May 19, 2021	1,000	1,000
3.375% Notes due on February 25, 2024	1,000	1,000
Unamortized discount for the Notes above	(8)	(6)
Subtotal	2,992	1,994
Capital Lease Obligation	236	0
Total	$3,228	$1,994

(1)	The outstanding Notes as of September 30, 2015 are net of unamortized discount of $1 million.
The effective interest yields of the Notes due in 2016, 2021, and 2024 were 2.241%, 3.734% and 3.377%, respectively. Interest on the 2011 and 2014 Notes is payable semi-annually. The 2011 and 2014 Notes rank equally with each other and with all of our other senior unsecured and unsubordinated indebtedness from time to time outstanding. We may redeem the 2011 and 2014 Notes at any time in whole or in part at specified redemption prices. We are not subject to any financial covenants under the 2011 Notes or the 2014 Notes. The total estimated fair value of the outstanding 2011 and 2014 Notes was approximately $3.1 billion as of December 31, 2014 and September 30, 2015. The fair value of the outstanding 2011 and 2014 Notes was determined based on observable market prices of identical instruments in less active markets and is categorized accordingly as Level 2 in the fair value hierarchy.
In August 2013, we entered into a capital lease obligation on certain property which expires in 2028. We intend to exercise the option to purchase the property in 2016, and as such the long term portion of the capital lease obligation was reclassified as short term. The effective rate of the capital lease obligation approximates the market rate. The estimated fair value of the capital lease obligation approximated its carrying value as of December 31, 2014 and September 30, 2015.
Note 4. Balance Sheet Components
Property and Equipment
Property and equipment consisted of the following (in millions):

	As of December 31, 2014	As of September 30, 2015
		(unaudited)
Land and buildings	$13,326	$15,353
Information technology assets	10,918	13,354
Construction in progress	6,555	7,799
Leasehold improvements	1,868	2,321
Furniture and fixtures	79	81
Property and equipment, gross	32,746	38,908
Less: accumulated depreciation and amortization	(8,863)	(10,570)
Property and equipment, net	$23,883	$28,338
Property under capital lease with a cost basis of $258 million was included in land and buildings as of September 30, 2015.
Prepaid Revenue Share, Expenses and Other Assets, Non-Current
Note Receivable
In connection with the sale of our Motorola Mobile business on October 29, 2014, we received an interest-free, three-year prepayable promissory note (the "Note Receivable") due October 2017 from Lenovo. The Note Receivable

Table of Contents	Google Inc.

is included in prepaid revenue share, expenses and other assets, non-current, on our Consolidated Balance Sheets. Based on the general market conditions and the credit quality of Lenovo, we discounted the Note Receivable at an effective interest rate of 4.5% as shown in the table below (in millions):

	As of December 31, 2014	As of September 30, 2015
		(unaudited)
Principal of the Note Receivable	$1,500	$1,500
Less: unamortized discount for the Note Receivable	(175)	(129)
Total	$1,325	$1,371
As of December 31, 2014 and September 30, 2015, we did not recognize a valuation allowance on the Note Receivable.
Accumulated Other Comprehensive Income (Loss)
The components of AOCI, net of tax, were as follows (in millions, unaudited):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2013	$16	$50	$59	$125
Other comprehensive income (loss) before reclassifications	(623)	250	304	(69)
Amounts reclassified from AOCI	0	(122)	(16)	(138)
Other comprehensive income (loss)	(623)	128	288	(207)
Balance as of September 30, 2014	$(607)	$178	$347	$(82)

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Available-for-Sale Investments	Unrealized Gains on Cash Flow Hedges	Total
Balance as of December 31, 2014	$(980)	$421	$586	$27
Other comprehensive income (loss) before reclassifications	(850)	(504)	580	(774)
Amounts reclassified from AOCI	0	(73)	(772)	(845)
Other comprehensive income (loss)	(850)	(577)	(192)	(1,619)
Balance as of September 30, 2015	$(1,830)	$(156)	$394	$(1,592)

Table of Contents	Google Inc.

The effects on net income of amounts reclassified from AOCI were as follows (in millions, unaudited):

		Gains (Losses) Reclassified from AOCI to the Consolidated Statement of Income
		Three Months Ended September 30,		Nine Months Ended September 30,
AOCI Components	Location	2014	2015	2014	2015

Unrealized gains (losses) on available-for-sale investments
	Interest and other income, net	$18	$(6)	$140	$79
	Provision for income taxes	(3)	2	(18)	(6)
	Net of tax	$15	$(4)	$122	$73

Unrealized gains on cash flow hedges
Foreign exchange contracts	Revenue	$10	$286	$24	$1,068
Interest rate contracts	Interest and other income, net	1	1	2	3
	Provision for income taxes	(4)	(75)	(10)	(299)
	Net of tax	$7	$212	$16	$772

Total amount reclassified, net of tax		$22	$208	$138	$845
Note 5. Acquisitions
During the nine months ended September 30, 2015, we completed various acquisitions and purchases of intangible assets for total consideration of approximately $250 million. In aggregate, $2 million was cash acquired, $81 million was attributed to intangible assets, $135 million was attributed to goodwill, and $32 million was attributed to net assets acquired. These acquisitions generally enhance the breadth and depth of our offerings and expand our expertise in engineering and other functional areas. The amount of goodwill expected to be deductible for tax purposes is approximately $18 million.
Pro forma results of operations for these acquisitions have not been presented because they are not material to the consolidated results of operations, either individually or in aggregate.
For all acquisitions completed during the nine months ended September 30, 2015, patents and developed technology have a weighted-average useful life of 4.1 years, customer relationships have a weighted-average useful life of 4.0 years, and trade names and other have a weighted-average useful life of 8.3 years.
Note 6. Collaboration Agreement
On September 18, 2013, we announced the formation of Calico, a life science company with a mission to harness advanced technologies to increase our understanding of the biology that controls lifespan. Calico's results of operations and statement of financial position are included in our consolidated financial statements. As of September 30, 2015, Google has contributed $240 million to Calico in exchange for Calico convertible preferred units. As of September 30, 2015, Google has also committed to fund an additional $490 million on an as-needed basis.
In September 2014, AbbVie Inc. (AbbVie) and Calico announced a research and development collaboration intended to help both companies discover, develop, and bring to market new therapies for patients with age-related diseases, including neurodegeneration and cancer. As of September 30, 2015, AbbVie has contributed $750 million to fund the collaboration pursuant to the agreement, which reflects its total commitment. As of September 30, 2015, Calico has contributed $250 million and committed up to an additional $500 million.
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

Table of Contents	Google Inc.

Note 7. Goodwill and Other Intangible Assets
Goodwill
The changes in the carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in millions, unaudited):

Balance as of December 31, 2014	$15,599
Goodwill acquired	135
Goodwill adjustment	(59)
Balance as of September 30, 2015	$15,675
Other Intangible Assets
Information regarding our purchased intangible assets was as follows (in millions):

	As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Patents and developed technology	$6,547	$2,513	$4,034
Customer relationships	1,410	1,168	242
Trade names and other	696	365	331
Total	$8,653	$4,046	$4,607

	As of September 30, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
	(unaudited)
Patents and developed technology	$6,595	$3,037	$3,558
Customer relationships	1,374	1,209	165
Trade names and other	738	438	300
Total	$8,707	$4,684	$4,023
Amortization expense relating to our purchased intangible assets was $285 million and $821 million for the three and nine months ended September 30, 2014 and $218 million and $679 million for the three and nine months ended September 30, 2015. For the three and nine months ended September 30, 2014, amortization expense related to Motorola Mobile was included in net loss from discontinued operations.
As of September 30, 2015, expected amortization expense relating to purchased intangible assets for each of the next five years and thereafter was as follows (in millions, unaudited):

Remainder of 2015	$215
2016	804
2017	727
2018	640
2019	530
Thereafter	1,107
$4,023
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

Table of Contents	Google Inc.

The following table presents financial results of the Motorola Mobile business for the three and nine months ended September 30, 2014, which were presented as net loss from discontinued operations (in millions, unaudited):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2014	2014
Revenues	$1,718	$4,901

Loss from discontinued operations before income taxes	(217)	(590)
Benefits from income taxes	32	139
Net loss from discontinued operations	$(185)	$(451)
Note 9. Interest and Other Income, Net
The components of interest and other income, net, were as follows (in millions, unaudited):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
Interest income	$187	$259	$524	$725
Interest expense	(25)	(26)	(76)	(78)
Realized gains (losses) on marketable securities, net	18	(6)	140	79
Foreign currency exchange losses, net	(67)	(100)	(269)	(261)
Realized gain on equity interest	0	0	126	0
Realized gains (losses) on non-marketable investments, net	(6)	7	111	(111)
Other income, net	26	49	79	117
Interest and other income, net	$133	$183	$635	$471
Note 10. Contingencies
Legal Matters
Antitrust Investigations
On November 30, 2010, the European Commission's (EC) Directorate General for Competition opened an investigation into various antitrust-related complaints against us. On April 15, 2015, the EC issued a Statement of Objections (SO) regarding the display and ranking of shopping search results. The EC also opened a formal investigation into Android. We responded to the SO on August 27, 2015 and will continue to cooperate with the EC.
The Comision Nacional de Defensa de la Competencia in Argentina, the Competition Commission of India (CCI), Brazil's Council for Economic Defense (CADE), the Canadian Competition Bureau (CCB), and the Federal Antimonopoly Service (FAS) of the Russian Federation have also opened investigations into certain of our business practices. In August 2015, we received the CCI Director General's report with interim findings of competition law infringements regarding search and ads. In September 2015, FAS found that there has been a competition law infringement in Android mobile distribution. We will respond to the CCI's report and are considering an appeal of the FAS decision. In July 2015, the Taiwan Fair Trade Commission informed us that it was closing its antitrust investigations of our business practices.
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

Table of Contents	Google Inc.

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
Please see Note 13 for additional information regarding contingencies related to our income taxes.

Table of Contents	Google Inc.

Note 11. Net Income Per Share
The following table sets forth the computation of basic and diluted net income per share of Class A and Class B common stock and Class C capital stock (in millions, except share amounts which are reflected in thousands and per share amounts):

	Three Months Ended September 30,
	2014			2015
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Allocation of undistributed earnings - continuing operations	$1,226	$236	$1,462	$1,683	$298	$1,998
Allocation of undistributed earnings - discontinued operations	(78)	(15)	(92)	0	0	0
Total	$1,148	$221	$1,370	$1,683	$298	$1,998
Denominator
Number of shares used in per share computation	283,850	54,623	338,624	290,368	51,369	344,698
Basic net income (loss) per share:
Continuing operations	$4.32	$4.32	$4.32	$5.80	$5.80	$5.80
Discontinued operations	(0.27)	(0.27)	(0.27)	0.00	0.00	0.00
Basic net income per share	$4.05	$4.05	$4.05	$5.80	$5.80	$5.80
Diluted net income (loss) per share:
Numerator
Allocation of undistributed earnings for basic computation - continuing operations	$1,226	$236	$1,462	$1,683	$298	$1,998
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	236	0	0	298	0	0
Reallocation of undistributed earnings	(2)	(4)	2	(10)	(4)	10
Allocation of undistributed earnings - continuing operations	$1,460	$232	$1,464	$1,971	$294	$2,008
Allocation of undistributed earnings for basic computation - discontinued operations	(78)	(15)	(92)	0	0	0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(15)	0	0	0	0	0
Reallocation of undistributed earnings	1	0	(1)	0	0	0
Allocation of undistributed earnings - discontinued operations	$(92)	$(15)	$(93)	$0	$0	$0
Denominator
Number of shares used in basic computation	283,850	54,623	338,624	290,368	51,369	344,698
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	54,623	0	0	51,369	0	0
Employee stock options	1,985	0	1,962	1,342	0	1,300
Restricted stock units and other contingently issuable shares	3,062	0	4,109	835	0	4,407
Number of shares used in per share computation	343,520	54,623	344,695	343,914	51,369	350,405
Diluted net income (loss) per share:
Continuing operations	$4.25	$4.25	$4.25	$5.73	$5.73	$5.73
Discontinued operations	(0.27)	(0.27)	(0.27)	0.00	0.00	0.00
Diluted net income per share	$3.98	$3.98	$3.98	$5.73	$5.73	$5.73

Table of Contents	Google Inc.

	Nine Months Ended September 30,
	2014			2015
	(unaudited)
	Class A	Class B	Class C	Class A	Class B	Class C
Basic net income (loss) per share:
Numerator
Adjustment Payment to Class C capital stockholders - continuing operations	$0	$0	$0	$0	$0	$522
Allocation of undistributed earnings - continuing operations	4,142	813	4,957	4,604	831	5,468
Allocation of undistributed earnings - discontinued operations	(188)	(37)	(226)	0	0	0
Total	$3,954	$776	$4,731	$4,604	$831	$5,990
Denominator
Number of shares used in per share computation	282,014	55,357	337,562	288,686	52,108	342,862
Basic net income (loss) per share:
Continuing operations	$14.69	$14.69	$14.69	$15.95	$15.95	$17.47
Discontinued operations	(0.67)	(0.67)	(0.67)	0.00	0.00	0.00
Basic net income per share	$14.02	$14.02	$14.02	$15.95	$15.95	$17.47
Diluted net income (loss) per share:
Numerator
Adjustment Payment to Class C capital stockholders - continuing operations	$0	$0	$0	$0	$0	$522
Allocation of undistributed earnings for basic computation - continuing operations	$4,142	$813	$4,957	$4,604	$831	$5,468
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	813	0	0	831	0	0
Reallocation of undistributed earnings	(5)	(14)	5	(24)	(9)	24
Allocation of undistributed earnings - continuing operations	$4,950	$799	$4,962	$5,411	$822	$5,492
Allocation of undistributed earnings for basic computation - discontinued operations	(188)	(37)	(226)	0	0	0
Reallocation of undistributed earnings as a result of conversion of Class B to Class A shares	(37)	0	0	0	0	0
Reallocation of undistributed earnings	0	1	0	0	0	0
Allocation of undistributed earnings - discontinued operations	$(225)	$(36)	$(226)	$0	$0	$0
Denominator
Number of shares used in basic computation	282,014	55,357	337,562	288,686	52,108	342,862
Weighted-average effect of dilutive securities
Add:
Conversion of Class B to Class A common shares outstanding	55,357	0	0	52,108	0	0
Employee stock options	2,139	0	2,127	1,527	0	1,484
Restricted stock units and other contingently issuable shares	3,362	0	4,036	893	0	4,005
Number of shares used in per share computation	342,872	55,357	343,725	343,214	52,108	348,351
Diluted net income (loss) per share:
Continuing operations	$14.44	$14.44	$14.44	$15.77	$15.77	$17.27
Discontinued operations	(0.66)	(0.66)	(0.66)	0.00	0.00	0.00
Diluted net income per share	$13.78	$13.78	$13.78	$15.77	$15.77	$17.27
Stock Split Effected In Form of Stock Dividend
In January 2014, our board of directors approved the distribution of shares of Class C capital stock as a dividend to our holders of Class A and Class B common stock (the Stock Split). The Stock Split had a record date of March 27, 2014 and a payment date of April 2, 2014.
In the second quarter of 2015, in accordance with a settlement of litigation involving the authorization to distribute Class C capital stock, at the close of trading on April 2, 2015, the last trading day of the 365 day period following the first date the Class C shares traded on NASDAQ (Lookback Period), we determined that a payment (the Adjustment Payment) in the amount of $522 million was due to Class C capital stockholders. The amount of the Adjustment Payment was based on the percentage difference that developed between the volume-weighted average price of Class

Table of Contents	Google Inc.

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
In the nine months ended September 30, 2015, the Adjustment Payment was allocated to the numerator for calculating net income per share of Class C capital stock from net income available to all stockholders and the remaining undistributed earnings were allocated on a pro rata basis to Class A and Class B common stock and Class C capital stock based on the number of shares used in the per share computation for each class of stock. The weighted-average share impact of the Adjustment Payment is included in the denominator of both basic and diluted net income per share computations for the nine months ended September 30, 2015.
In the three and nine months ended September 30, 2014 and three months ended September 30, 2015, the net income per share amounts are the same for Class A and Class B common stock and Class C capital stock because the holders of each class are entitled to equal per share dividends or distributions in liquidation in accordance with our Fourth Amended and Restated Certificate of Incorporation.
Note 12. Stockholders’ Equity
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense by type of costs and expenses per the Consolidated Statements of Income (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Cost of revenues	$169	$231	$364	$554
Research and development	666	741	1,569	1,939
Sales and marketing	197	250	502	651
General and administrative	223	210	539	623
Discontinued operations	35	0	118	0
Total stock-based compensation expense	$1,290	$1,432	$3,092	$3,767
Stock-Based Award Activities
The following table summarizes the activities for our stock options for the nine months ended September 30, 2015:

	Options Outstanding
	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions) (1)
	(unaudited)
Balance as of December 31, 2014	7,240,419	$215.56
Granted	0	N/A
Exercised	(1,736,987)	$191.10
Forfeited/canceled	(266,388)	$311.31
Balance as of September 30, 2015	5,237,044	$218.80	3.8	$2,120
Exercisable as of September 30, 2015	4,768,764	$209.30	3.6	$1,976
Exercisable as of September 30, 2015 and expected to vest thereafter (2)	5,181,225	$217.75	3.8	$2,103

Table of Contents	Google Inc.

(1)
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing stock price of $638.37 and $608.42 for our Class A common stock and Class C capital stock, respectively, on September 30, 2015.

(2)	Options expected to vest reflect an estimated forfeiture rate.
As of September 30, 2015, there was $18 million of unrecognized compensation cost related to outstanding Google employee stock options. This amount is expected to be recognized over a weighted-average period of 0.8 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
The following table summarizes the activities for our unvested restricted stock units (RSUs) for the nine months ended September 30, 2015:

	Unvested Restricted Stock Units
	Number of Shares	Weighted- Average Grant-Date Fair Value
	(unaudited)
Unvested as of December 31, 2014	24,619,549	$487.80
Granted	13,116,639	$530.39
Vested	(8,322,365)	$443.27
Forfeited/canceled	(1,757,674)	$487.20
Unvested as of September 30, 2015	27,656,149	$520.97
Expected to vest after September 30, 2015 (1)	24,359,536	$520.97

(1)	RSUs expected to vest reflect an estimated forfeiture rate.
As of September 30, 2015, there was $11.7 billion of unrecognized compensation cost related to unvested Google employee RSUs. This amount is expected to be recognized over a weighted-average period of 2.8 years. To the extent the actual forfeiture rate is different from what we have estimated, stock-based compensation expense related to these awards will be different from our expectations.
Note 13. Income Taxes
We are subject to income taxes in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our uncertain tax positions and determining our provision for income taxes. Our total gross unrecognized tax benefits were $3,294 million and $3,918 million as of December 31, 2014 and September 30, 2015. Our total unrecognized tax benefits that, if recognized, would affect our effective tax rate were $2,909 million and $3,385 million as of December 31, 2014 and September 30, 2015. Our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.
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
In addition, we are subject to the continuous examination of our income tax returns by the IRS and other tax authorities. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our provision for income taxes. We continue to monitor the progress of ongoing discussions with tax authorities and the impact, if any, of the expected expiration of the statute of limitations in various taxing jurisdictions. We believe that an adequate provision has been made for any adjustments that may result from tax examinations. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in our tax audits are resolved in a manner not consistent with management's expectations, we could be required to adjust its provision for income taxes in the period such resolution occurs. Although timing of the resolution and/or closure of audits is not

Table of Contents	Google Inc.

certain, we do not believe it is reasonably possible that the unrecognized tax benefits will materially change in the next 12 months.
We have received tax assessments in multiple foreign jurisdictions asserting transfer pricing adjustments or permanent establishment. We continue to defend against any and all such claims as presented. While we believe it is more likely than not that our tax position will be sustained, it is reasonably possible that we will have future obligations related to these matters.
On July 27, 2015, the United States Tax Court, in an opinion in Altera Corp. v. Commissioner, invalidated the portion of the Treasury regulations issued under IRC Section 482 requiring related-party participants in a cost-sharing arrangement to share stock-based compensation costs. The opinion is subject to being issued as a final decision and is also subject to appeal by the Internal Revenue Service. The net impact to our consolidated financial statements was not material. We will continue to monitor developments related to the case and the potential impact on our consolidated financial statements.
Note 14. Information about Segments and Geographic Areas
Subsequent to the completion of our sale of the Motorola Mobile business on October 29, 2014, we operate as a single operating segment. Our chief operating decision maker reviews financial information presented on a consolidated basis for purposes of allocating resources and evaluating financial performance.
In conjunction with the reorganization as discussed in Note 1, we are implementing a new operating structure which is being introduced in phases. For financial reporting purposes, we expect to disclose our Google business as a single segment and all other Alphabet businesses combined as Other Bets beginning in the fourth quarter of 2015.
Revenues by geography are based on the billing addresses of our customers. The following tables set forth revenues and long-lived assets by geographic area (in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Revenues:
United States(1)	$7,324	$8,748	$21,177	$24,517
United Kingdom	1,627	1,792	4,826	5,145
Rest of the world(1)	7,572	8,135	21,895	23,998
Total revenues	$16,523	$18,675	$47,898	$53,660

(1) In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities. We revised the classification of such revenues between Rest of the world and U.S. for prior periods. Please refer to Note 1 and Note 15 for further information.

	As of December 31, 2014	As of September 30, 2015
		(unaudited)
Long-lived assets:
United States	$37,355	$42,761
International	13,093	13,417
Total long-lived assets	$50,448	$56,178
Note 15. Revision of Previously Issued Financial Statements
In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities, and as a consequence, we revised our income tax expense for periods beginning in 2008 through the first quarter of 2015 in the cumulative amount of $711 million. We have evaluated the materiality of the income tax expense impact quantitatively and qualitatively and concluded it was not material to any of the prior periods impacted and that correction of income tax expense as an out of period adjustment in the quarter ended June 30, 2015 would not be material to our consolidated financial statements for the year ending December 31, 2015. Consolidated revenues are not impacted. We elected to revise previously issued consolidated financial statements for the periods impacted to correct the effect of this immaterial income tax expense underaccrual for the corresponding periods.

Table of Contents	Google Inc.

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
The following table presents the impact of these corrections on affected Consolidated Statements of Income line items for the three and nine months ended September 30, 2014 and the three months ended March 31, 2015 (in millions, except per share amounts; unaudited):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Income Data:
Provision for income taxes	$859	$74	$933	$2,594	$226	$2,820
Net income from continuing operations	2,998	(74)	2,924	10,138	(226)	9,912
Net income	$2,813	$(74)	$2,739	$9,687	$(226)	$9,461

Basic net income per share from continuing operations	$4.42	$(0.10)	$4.32	$15.02	$(0.33)	$14.69
Basic net income per share	4.15	(0.10)	4.05	14.35	(0.33)	14.02
Diluted net income per share from continuing operations	$4.36	$(0.11)	$4.25	$14.77	$(0.33)	$14.44
Diluted net income per share	4.09	(0.11)	3.98	14.11	(0.33)	13.78

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Revised
Selected Statements of Income Data:
Provision for income taxes	$1,018	$71	$1,089
Net income from continuing operations	3,586	(71)	3,515
Net income	$3,586	$(71)	$3,515

Basic net income per share from continuing operations	$5.27	$(0.11)	$5.16
Basic net income per share	5.27	(0.11)	5.16
Diluted net income per share from continuing operations	$5.20	$(0.10)	$5.10
Diluted net income per share	5.20	(0.10)	5.10

Table of Contents	Google Inc.

The following table presents the impact of these corrections on affected Consolidated Statements of Comprehensive Income line items for the three and nine months ended September 30, 2014 and the three months ended March 31, 2015 (in millions; unaudited):

	Three Months Ended September 30, 2014			Nine Months Ended September 30, 2014
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Comprehensive Income Data:
Net income	$2,813	$(74)	$2,739	$9,687	$(226)	$9,461
Comprehensive income	2,229	(74)	2,155	9,480	(226)	9,254

	Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Revised
Selected Statements of Comprehensive Income Data:
Net income	$3,586	$(71)	$3,515
Comprehensive income	3,188	(71)	3,117
The following table presents the impact of these corrections on affected Consolidated Statements of Cash Flows line items for the nine months ended September 30, 2014 and the three months ended March 31, 2015 (in millions; unaudited):

	Nine Months Ended September 30, 2014			Three Months Ended March 31, 2015
	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Selected Statements of Cash Flows Data:
Net income	$9,687	$(226)	$9,461	$3,586	$(71)	$3,515
Changes in income taxes, net	351	226	577	756	71	827
Note 16. Subsequent Events
On October 2, 2015, Google implemented a legal reorganization, which resulted in Alphabet owning all of the outstanding stock of Google. Consequently, Google became a direct, wholly owned subsidiary of Alphabet. Each share of each class of Google stock issued and outstanding immediately prior to the legal reorganization automatically converted into an equivalent corresponding share of Alphabet stock, and Google’s stockholders immediately prior to the consummation of the legal reorganization became stockholders of Alphabet.
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. The repurchase is expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.

Table of Contents	Google Inc.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.
Executive Overview of Results
Here are our key financial results for the three months ended September 30, 2015:

•	Revenues of $18.7 billion and revenue growth of 13% year over year, constant currency revenue growth of 21% year over year.

•	Revenues from the United States, the United Kingdom, and Rest of the world were $8.8 billion, $1.8 billion, and $8.1 billion, respectively.

•
Cost of revenues was $7.1 billion, consisting of traffic acquisition costs of $3.6 billion and other cost of revenues of $3.5 billion. Traffic acquisition costs as a percentage of advertising revenues was 21%.

•	Operating expenses (excluding cost of revenues) were $6.9 billion.

•	Income from operations was $4.7 billion.

•	The effective tax rate was 19%.

•	Net income was $4.0 billion with diluted net income per share for Class A and B common stock and Class C capital stock of $5.73.

•	Headcount increased to 59,976 as of September 30, 2015.

Table of Contents	Google Inc.

Results of Operations
The following table presents our operating results as a percentage of revenues for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014(1) (2)	2015	2014(1) (2)	2015
	(unaudited)
Consolidated Statements of Income Data:
Revenues	100%	100%	100%	100%
Costs and expenses:
Cost of revenues	40.5	37.7	39.2	37.2
Research and development	16.1	17.3	14.7	16.3
Sales and marketing	12.6	11.9	12.0	11.9
General and administrative	8.3	7.9	8.8	8.5
Total costs and expenses	77.5	74.8	74.7	73.9
Income from operations	22.5	25.2	25.3	26.1
Interest and other income, net	0.8	1.0	1.3	0.9
Income from continuing operations before income taxes	23.3	26.2	26.6	27.0
Provision for income taxes	5.6	4.9	5.9	5.7
Net income from continuing operations	17.7	21.3	20.7	21.3
Net loss from discontinued operations	(1.1)	0.0	(0.9)	0.0
Net income	16.6%	21.3%	19.8%	21.3%

(1) The financial results of Motorola Mobile are presented as net loss from discontinued operations on the Consolidated Statements of Income for the three and nine months ended September 30, 2014.
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

Revenues
The following table presents our revenues, by revenue source (in millions), and changes in our aggregate paid clicks and cost-per-click for the periods presented (in percentage terms):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Advertising revenues:
Google websites	$11,252	$13,087	$32,656	$37,421
Google Network Members' websites (1)	3,568	3,694	10,659	10,891
Total advertising revenues	14,820	16,781	43,315	48,312
Other revenues (1)	1,703	1,894	4,583	5,348
Revenues	$16,523	$18,675	$47,898	$53,660
Aggregate paid clicks change		23%		18%
Aggregate cost-per-clicks change		(11)%		(10)%

(1) Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Other Revenues to Advertising Revenues from Google Network Members' websites to conform with our current period presentation.

Table of Contents	Google Inc.

Use of Monetization Metrics
When assessing our advertising revenue performance, we present information regarding the number of "paid clicks" and "cost-per-click" for our Google websites and Google Network Members websites. Management views these as important metrics for understanding our business. We periodically review, refine and update our methodologies for monitoring, gathering, and counting the number of paid clicks and for calculating the revenues generated by click activity.
Paid clicks for our Google websites are defined as clicks on advertisements by end-users related to searches on Google.com, clicks related to advertisements on other owned and operated properties including Gmail, Finance, Maps, and Google Play; and viewed YouTube engagement ads like TrueView (counted as an engagement, or click, when the user chooses not to skip the ad). Paid clicks for our Google Network Members' websites are defined as clicks by end-users related to advertisements served on Google Network Members' properties participating in our AdSense for Search, AdSense for Content and AdMob businesses.
Cost-per-click is defined as click-driven revenue divided by our total number of paid clicks.
The rate of change in revenue and revenue growth, as well as the rate of change in paid clicks and average cost-per-click on Google websites and Google Network Members' websites and their correlation with the rate of change in revenues, has fluctuated and may fluctuate in the future because of various factors, including:

•	growth rates of our revenues from Google websites, including YouTube, compared to those of our revenues from Google Network Members' websites;

•	advertiser competition for keywords;

•	changes in foreign currency exchange rates;

•	seasonality;

•	the fees advertisers are willing to pay based on how they manage their advertising costs;

•	changes in advertising quality or formats;

•	traffic growth in emerging markets compared to more mature markets and across various advertising verticals and channels;

•
a shift in the proportion of non-click based revenue generated in Google websites and Google Network Members' websites, including an increase in programmatic and reservation based advertising buying; and

•	general economic conditions.
Our revenue growth rate has generally declined over time as a result of a number of factors, including increasing competition, query growth rates, challenges in maintaining our growth rate as our revenues increase to higher levels, the evolution of the online advertising market, our investments in new business strategies, changes in our product mix, and shifts in the geographic mix of our revenues. We also expect that our revenue growth rate will continue to be affected by evolving user preferences, the acceptance by users of our products and services as they are delivered on diverse devices, our ability to create a seamless experience for both users and advertisers, and movements in foreign currency exchange rates.
Google Websites
The following table presents our Google websites revenues (in millions), those revenues expressed as a percentage of advertising revenues, and changes in our paid clicks and cost-per-click for the periods presented (in percentage terms):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Google websites	$11,252	$13,087	$32,656	$37,421
Google websites as a percentage of advertising revenues	75.9%	78.0%	75.4%	77.5%
Paid clicks change		35%		30%
Cost-per-clicks change		(16)%		(15)%
Google websites revenues consist primarily of:

•	AdWords revenue that is generated on Google.com. This includes revenue from traffic generated by search distribution partners who use Google.com as their default search in browsers, toolbars, etc.;

Table of Contents	Google Inc.

•Advertising revenue generated on YouTube, including, but not limited to YouTube TrueView Ads; and

•	Advertising revenue generated from other Google owned and operated properties like Gmail, Finance, Maps, and Google Play.
Our Google websites revenues increased $1,835 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 and increased $4,765 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. Our Google websites revenue growth was driven primarily by growth in mobile search due to ongoing improvements in ad formats, as well as growth in YouTube, partially offset by the general strengthening of the U.S. dollar compared to certain foreign currencies.
The number of paid clicks through our advertising programs increased due to an increase in aggregate traffic on Google owned properties, the adoption of advertising formats such as YouTube engagement ads, and continued global expansion of our products, advertisers and user base across multiple devices, particularly mobile.
The positive impact on our revenues from paid clicks was partially offset by a decrease in the cost-per-click paid by our advertisers. The decrease was primarily driven by continued growth in YouTube engagement ads where cost-per-click remain lower than on our other platforms, as well as changes in property and device mix, product mix, geographic mix, and ongoing product changes.
Google Network Members' websites
The following table presents our Google Network Members' websites revenues (in millions), those revenues expressed as a percentage of advertising revenues, and changes in our paid clicks and cost-per-click for the periods presented (in percentage terms):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Google Network Members' websites(1)	$3,568	$3,694	$10,659	$10,891
Google Network Members' websites as a percentage of advertising revenues	24.1%	22.0%	24.6%	22.5%
Paid clicks change		(5)%		(9)%
Cost-per-clicks change		(4)%		(1)%

(1) Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Other Revenues to Advertising Revenues from Google Network Members' websites to conform with our current period presentation.

Google Network Members' websites revenues consist primarily of:
•AdSense (such as AdSense for Search, AdSense for Content, etc.);
•AdExchange;
•AdMob;
•All DoubleClick-related revenues including DoubleClick Bid Manager revenues; and
•Other Network products including AdSense for Domains.
Our Google Network Members' websites revenues increased $126 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 and increased $232 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The increase was primarily driven by strength in programmatic, offset by certain AdSense advertising policy changes aimed at enriching the experience for users and the general strengthening of the U.S. dollar compared to certain foreign currencies.
The decreases in both paid clicks and cost-per-click paid by our advertisers were primarily driven by ongoing product and policy changes designed to reduce lower quality inventory on AdSense for Search, changes in property and device mix, product mix, and geographic mix.

Table of Contents	Google Inc.

Other Revenues
The following table presents our other revenues (in millions), and those revenues expressed as a percentage of revenues, for the periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Other Revenues(1)	$1,703	$1,894	$4,583	$5,348
Other Revenues as a percentage of revenues	10.3%	10.1%	9.6%	10.0%

(1) Prior period amounts have been adjusted to reflect the reclassification primarily related to DoubleClick ad serving software revenues from Other Revenues to Advertising Revenues from Google Network Members' websites to conform with our current period presentation.

Other revenues consist primarily of:
•Sales of apps and media content in the Google Play store;
•Sales of all hardware in our Google online store;
•Sales of certain Google and Nest branded hardware;
•Subscription fees paid for Google for Work, including Cloud Platform and our Maps API; and
•Licensing-related revenue.
Other revenues increased $191 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 and increased $765 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. These increases were primarily due to the growth of our sales of digital content products in the Google Play store, primarily apps (revenues which we recognize net of payout to partners) and Google for Work, including Cloud Platform. These increases were partially offset by a decrease in hardware product sales as we reached the end of life cycles for certain devices, decreases in licensing revenue and the general strengthening of the U.S. dollar compared to certain foreign currencies.
Revenues by Geography
The following table presents our domestic and international revenues as a percentage of total revenues, determined based on the billing addresses of our customers:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
United States	44%	47%	44%	45%
United Kingdom	10%	10%	10%	10%
Rest of the world	46%	43%	46%	45%
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

Table of Contents	Google Inc.

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
The following table presents our foreign exchange impact on United Kingdom revenues for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
United Kingdom revenues	$1,627	$1,792	$4,826	$5,145
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	145	N/A	428
Exclude: Hedging (gains) recognized	0	(20)	0	(94)
Constant currency United Kingdom revenues	$1,627	$1,917	$4,826	$5,479
United Kingdom revenue growth rate		10%		7%
United Kingdom constant currency revenue growth rate		18%		14%
For the three months ended September 30, 2015 and nine months ended September 30, 2015, our revenues from the United Kingdom were unfavorably impacted by changes in foreign currency exchange rates as the U.S. dollar strengthened relative to the British Pound.
The following table presents our foreign exchange impact on Rest of the world and total revenues for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Rest of the world revenues(1)	$7,572	$8,135	$21,895	$23,998
Exclude: Foreign exchange impact on current year revenues using prior period rates	N/A	1,432	N/A	3,829
Exclude: Hedging (gains) recognized	(10)	(266)	(24)	(974)
Constant currency Rest of the world revenues	$7,562	$9,301	$21,871	$26,853
Rest of the world revenue growth rate		7%		10%
Rest of the world constant currency revenue growth rate		23%		23%

United States revenues(1)	$7,324	$8,748	$21,177	$24,517
United States revenue growth rate		19%		16%

Total revenues	$16,523	$18,675	$47,898	$53,660
Constant currency total revenues	$16,513	$19,966	$47,874	$56,849
Total revenue growth rate		13%		12%
Constant currency total revenue growth rate		21%		19%

(1) In the second quarter of 2015, we identified an incorrect classification of certain revenues between legal entities. We revised the classification of such revenues between Rest of the world and U.S. for prior periods. Please refer to Note 1 and Note 15 of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further information.

Table of Contents	Google Inc.

For the three months ended September 30, 2015 and nine months ended September 30, 2015 our revenues from the Rest of the world (excluding the United Kingdom) were unfavorably impacted by changes in foreign currency exchange rates, primarily because the U.S. dollar strengthened relative to the Euro and Japanese yen.
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
The following tables present our cost of revenues and cost of revenues as a percentage of revenues, and our traffic acquisition costs and traffic acquisition costs as a percentage of advertising revenues, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Traffic acquisition costs	$3,348	$3,566	$9,873	$10,288
Other cost of revenues	3,347	3,471	8,897	9,688
Total cost of revenues	$6,695	$7,037	$18,770	$19,976
Total cost of revenues as a percentage of revenues	40.5%	37.7%	39.2%	37.2%

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Traffic acquisition costs to Google Network Members	$2,421	$2,514	$7,208	$7,378
Traffic acquisition costs to distribution partners	927	1,052	2,665	2,910
Traffic acquisition costs	$3,348	$3,566	$9,873	$10,288
Traffic acquisition costs as a percentage of advertising revenues	22.6%	21.3%	22.8%	21.3%
The cost of revenues that we incur related to revenues generated from ads placed through our AdSense program on the websites of our Google Network Members are significantly higher than the costs of revenues we incur related to revenues generated from ads placed on Google websites because most of the advertiser fees from ads served on Google Network Members’ websites are shared with our Google Network Members. For the past five years, growth in advertising revenues from Google websites has generally exceeded that from our Google Network Members’ websites. This had a positive impact on our income from operations during this period.
Cost of revenues increased $342 million from the three months ended September 30, 2014 to the three months ended September 30, 2015 and increased $1,206 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. These increases were primarily due to data center costs and an increase in content acquisition costs as a result of increased activities related to YouTube and digital content. The remaining increase was driven by increases in traffic acquisition costs of $218 million and $415 million, respectively, resulting from more

Table of Contents	Google Inc.

advertiser fees generated through our AdSense program driven primarily by an increase in advertising revenues, as well as more fees paid to our distribution partners for additional traffic directed to our websites. The increase was partially offset by a non-recurring impairment charge of $378 million recognized during the three and nine months ended September 30, 2014 related to a patent licensing royalty asset acquired in connection with the Motorola acquisition as well as a decrease in hardware inventory cost due to a decrease in sales of our hardware products. The decrease in aggregate traffic acquisition costs as a percentage of advertising revenues was primarily a result of a shift of mix from Google Network Members' websites revenue to Google website revenue.
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

•	Whether we are able to continue to improve the monetization of traffic on Google websites and our Google Network Members' websites; and

•	The relative growth rates of expenses associated with distribution arrangements and the related revenues generated.
Research and Development
The following table presents our R&D expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Research and development expenses	$2,655	$3,230	$7,019	$8,772
Research and development expenses as a percentage of revenues	16.1%	17.3%	14.7%	16.3%
R&D expenses consist primarily of:

•	Labor and facilities-related costs for employees responsible for R&D of our existing and new products and services;

•	Depreciation and equipment-related expenses; and

•	Stock-based compensation expense.
R&D expenses increased $575 million and increased as a percentage of revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $425 million and an increase in stock-based compensation expense of $75 million, both largely as a result of a 12% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $37 million and an increase in professional service fees of $32 million primarily due to additional expenses incurred for consulting and outsourced services.
R&D expenses increased $1,753 million and increased as a percentage of revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $1,023 million and an increase in stock-based compensation expense of $370 million, both largely as a result of an 18% increase in R&D headcount. In addition, there was an increase in depreciation and equipment-related expenses of $194 million and an increase in professional service fees of $136 million primarily due to additional expenses incurred for consulting and outsourced services.
We expect that R&D expenses will increase in dollar amount and may fluctuate as a percentage of revenues in the remainder of 2015 and future periods.

Table of Contents	Google Inc.

Sales and Marketing
The following table presents our sales and marketing expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Sales and marketing expenses	$2,084	$2,223	$5,754	$6,368
Sales and marketing expenses as a percentage of revenues	12.6%	11.9%	12.0%	11.9%
Sales and marketing expenses consist primarily of:

•	Labor and facilities-related costs for our personnel engaged in sales and marketing, sales support, and certain customer service functions;

•	Advertising and promotional expenditures related to our products and services; and

•	Stock-based compensation expense.
Sales and marketing expenses increased $139 million and decreased slightly as a percentage of revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015. The increase in dollar amount was primarily due to an increase in labor and facilities-related costs of $58 million and an increase in stock-based compensation expense of $53 million, largely resulting from a 12% increase in sales and marketing headcount, as well as an increase in professional service fees of $46 million. These increases were partially offset by a decrease in advertising and promotional expenses of $43 million.
Sales and marketing expenses increased $614 million and decreased slightly as a percentage of revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The increase in dollar amount was primarily due to an increase in labor and facilities-related costs of $257 million and an increase in stock-based compensation expense of $149 million, both largely resulting from a 13% increase in sales and marketing headcount. In addition, there was an increase in professional service fees of $127 million and an increase in depreciation and equipment-related expenses of $25 million.
We expect that sales and marketing expenses will increase in dollar amount and may fluctuate as a percentage of revenues in the remainder of 2015 and future periods.
General and Administrative
The following table presents our general and administrative expenses, and those expenses as a percentage of revenues, for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
General and administrative expenses	$1,365	$1,477	$4,258	$4,564
General and administrative expenses as a percentage of revenues	8.3%	7.9%	8.8%	8.5%
General and administrative expenses consist primarily of:

•	Labor and facilities-related costs for personnel in our facilities, finance, human resources, information technology, and legal organizations;

•	Depreciation and equipment-related expenses;

•	Professional services fees primarily related to outside legal, audit, information technology consulting, and outsourcing services;

•	Amortization of certain intangible assets; and

•	Stock-based compensation expense.
General and administrative expenses increased $112 million and decreased slightly as a percentage of revenues from the three months ended September 30, 2014 to the three months ended September 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $64 million, largely resulting from a 14% increase

Table of Contents	Google Inc.

in general and administrative headcount, as well as an increase in professional service fees and expenses of $54 million due to higher legal-related costs and additional outsourced services.
General and administrative expenses increased $306 million and decreased slightly as a percentage of revenues from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. The increase was primarily due to an increase in labor and facilities-related costs of $168 million and an increase in stock-based compensation expense of $84 million, both largely resulting from a 16% increase in general and administrative headcount, as well as an increase in depreciation and equipment-related expenses of $128 million. These factors were partially offset by a decrease in professional service fees and expenses of $36 million, primarily due to lower legal-related costs, as well as a decrease of $46 million for miscellaneous general and administrative expenses.
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
Stock-Based Compensation
The following table presents our aggregate stock-based compensation expense, and stock-based compensation as a percentage of revenues, as reflected in our consolidated results from continuing operations for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Stock-based compensation	$1,255	$1,432	$2,974	$3,767
Stock-based compensation as a percentage of revenues	7.6%	7.7%	6.2%	7.0%
Stock-based compensation increased $177 million and $793 million from the three and nine months ended September 30, 2014 to the three and nine months ended September 30, 2015, respectively. These increases were driven by our annual equity refresh grants made in the third quarter of both years, as well as headcount growth.
We estimate stock-based compensation expense to be approximately $5.2 billion in 2015 and $10.3 billion thereafter related to stock-based awards outstanding as of September 30, 2015. This estimate does not include expenses to be recognized related to stock-based awards granted after September 30, 2015. Additionally, if forfeiture rates are different from what we have anticipated, stock-based compensation related to these awards will be different from our expectations.
Interest and Other Income, Net
The following table presents interest and other income, net, and interest and other income, net, as a percentage of revenues (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Interest and other income, net	$133	$183	$635	$471
Interest and other income, net, as a percentage of revenues	0.8%	1.0%	1.3%	0.9%
Interest and other income, net, increased $50 million from the three months ended September 30, 2014 to the three months ended September 30, 2015. This increase was primarily driven by increases in interest income of $72 million, partially offset by decreases in realized gains on marketable securities of $24 million and an increase in foreign currency exchange losses of $33 million.
Interest and other income, net, decreased $164 million from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. This decrease was primarily driven by decreases in realized gains on non-marketable investments of $222 million, realized gains on equity interest of $126 million and realized gains on marketable securities of $61 million. These decreases were partially offset by an increase in interest income of $201 million.

Table of Contents	Google Inc.

The costs of our foreign exchange hedging activities which are reflected as part of foreign currency exchange loss included in interest and other income, net, are primarily a function of the notional amount of the option and forward contracts and their related duration, the movement of the foreign exchange rates relative to the strike prices of the contracts, and the volatility of foreign exchange rates.
As we expand our international business, we believe costs related to hedging activities under our foreign exchange risk management program may increase in the remainder of 2015 and future periods.
Provision for Income Taxes
The following table presents our provision for income taxes, and effective tax rate for the periods presented (dollars in millions):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2015	2014	2015
	(unaudited)
Provision for income taxes(1)	$933	$912	$2,820	$3,026
Effective tax rate(1)	24.2%	18.6%	22.1%	20.9%

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

Our effective tax rate and provision for income taxes decreased from the three months ended September 30, 2014 to the three months ended September 30, 2015 primarily due to an impairment charge not deductible for tax purposes in 2014 and changes in estimates associated with filed tax returns in both periods.
Our effective tax rate decreased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to proportionately more earnings projected in countries with lower statutory tax rates and more federal investment tax credits received in the current year, partially offset by an increase in tax reserves. Our provision for income taxes increased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to an increase in taxable income year over year and changes in tax reserves.
Capital Resources and Liquidity
Capital Resources
As of September 30, 2015, we had $72.8 billion of cash, cash equivalents, and marketable securities. Cash equivalents and marketable securities are comprised of time deposits, money market and other funds, including cash collateral received related to our securities lending program, fixed-income bond funds, highly liquid debt instruments of the U.S. government and its agencies, debt instruments issued by foreign governments, debt instruments issued by municipalities in the U.S., corporate debt securities, mortgage-backed securities, and asset-backed securities. From time to time, we may hold marketable equity securities obtained through acquisitions or strategic investments in private companies that subsequently go public.
As of September 30, 2015, $42.2 billion of the $72.8 billion of cash, cash equivalents, and marketable securities was held by our foreign subsidiaries. If these funds were needed for our operations in the U.S., we would be required to accrue and pay U.S. taxes to repatriate these funds. However, our intent is to permanently reinvest these funds outside of the U.S. and our current plans do not demonstrate a need to repatriate them to fund our U.S. operations.
Our principal sources of liquidity are our cash, cash equivalents, and marketable securities, as well as the cash flow that we generate from our operations. As of September 30, 2015, we had unused letters of credit of approximately $761 million. We believe that our sources of funding will be sufficient to satisfy our currently anticipated cash requirements through at least the next 12 months. Our liquidity could be negatively affected by a decrease in demand for our products and services. In addition, we may make acquisitions, increase our capital expenditures, or license products and technologies complementary to our business and may need to raise additional capital through future debt or equity financing to provide for greater flexibility to fund these activities. Additional financing may not be available or on terms favorable to us.
We have a debt financing program of up to $3.0 billion through the issuance of commercial paper. Net proceeds from this program are used for general corporate purposes. As of September 30, 2015, we had $2.0 billion of commercial paper outstanding recorded as short-term debt, with a weighted-average interest rate of 0.2% that matures at various

Table of Contents	Google Inc.

dates through November 2015. In conjunction with this program, we have a $3.0 billion revolving credit facility expiring in July 2016. The interest rate for the credit facility is determined based on a formula using certain market rates. As of September 30, 2015, we were in compliance with the financial covenants in the credit facility and no amounts were outstanding.
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
As of September 30, 2015, the 2011 and 2014 notes had a total carrying value of $3.0 billion and a total estimated fair value of $3.1 billion. We are not subject to any financial covenants under the notes.
In August 2013, we entered into a $258 million capital lease obligation on certain property expiring in 2028. We intend to exercise the option to purchase the property in 2016. The effective rate of the capital lease obligation approximates the market rate.
In October 2015, the board of directors of Alphabet authorized the company to repurchase up to $5,099,019,513.59 of its Class C capital stock, commencing in the fourth quarter of 2015. The repurchase is expected to be executed from time to time, subject to general business and market conditions and other investment opportunities, through open market purchases or privately negotiated transactions, including through Rule 10b5-1 plans.
Liquidity
For the nine months ended September 30, 2014 and 2015, our cash flows were as follows (in millions):

	Nine Months Ended
	September 30,
	2014	2015
	(unaudited)
Net cash provided by operating activities	$16,012	$19,609
Net cash used in investing activities	(17,814)	(18,224)
Net cash used in financing activities	(1,095)	(1,312)
Cash Provided by Operating Activities
Our largest source of cash provided by our operations is advertising revenues generated by Google websites and Google Network Members' websites. Additionally, we generate cash through sales of digital content products, subscription fees from Google for Work, hardware sales, and licensing. Prior to its divestiture, we also generated cash from sales of hardware products related to the Motorola Mobile business.
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
Net cash provided by operating activities increased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily due to increased net income adjusted for stock-based compensation, depreciation expense and impairment of property and equipment, amortization and impairment of intangible assets, gains and losses on marketable and non-marketable investments, and gain on equity interest, and a net increase in cash from changes in working capital primarily driven by changes in income taxes, prepaid revenue share, expenses, and other assets, accounts receivable and accrued expenses and other liabilities.
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
Cash used in investing activities increased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015. This was primarily due to increases in purchases of marketable and non-marketable

Table of Contents	Google Inc.

investments, including the investment in SpaceX, and activity related to securities lending offset by lower spend related to acquisitions, intangibles and other assets, and increased sales and maturities of marketable securities.
Cash Used in Financing Activities
Cash used in financing activities consists primarily of net proceeds or payments from issuance or repayments of debt and net proceeds or payments and excess tax benefits from stock-based award activities.
Cash used in financing activities increased from the nine months ended September 30, 2014 to the nine months ended September 30, 2015 primarily driven by an increase in net payments and excess tax benefits from stock-based award activities and the Adjustment Payment to Class C capital stockholders.
Contractual Obligations
We had long-term taxes payable of $3.6 billion as of September 30, 2015 primarily related to tax positions for which the timing of the ultimate resolution is uncertain. At this time, we are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to uncertainties in the timing of tax audit outcomes.
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
Available Information
Our website is located at www.google.com, and our investor relations website is located at http://investor.google.com. The following filings are available through our investor relations website after we file them with the SEC and are also available to download free of charge: Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and our Proxy Statements for our annual meetings of stockholders. We also provide a link to the section of the SEC's website at www.sec.gov that has all of our public filings, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, all amendments to those reports, our Proxy Statements, and other ownership related filings. Further, a copy of this Quarterly Report on Form 10-Q is located at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.
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

Table of Contents	Google Inc.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 20% for our foreign currency options could be experienced in the near term. If the U.S. dollar weakened by 20%, the amount recorded in AOCI before tax effect would have been approximately $399 million lower as of September 30, 2015, and the total amount of expense recorded as interest and other income, net, would have been approximately $76 million higher as of September 30, 2015. If the U.S. dollar strengthened by 20%, the amount recorded in accumulated AOCI before tax effect would have been approximately $3.6 billion higher as of September 30, 2015, and the total amount of expense recorded as interest and other income, net, would have been approximately $262 million higher as of September 30, 2015. The impact in AOCI would offset our hedged foreign currency denominated revenues as they occur.
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
We considered the historical trends in currency exchange rates and determined that it was reasonably possible that adverse changes in exchange rates of 20% for all currencies could be experienced in the near term. These changes would have resulted in an adverse impact on income before income taxes of approximately $24 million as of September 30, 2015. The adverse impact as of September 30, 2015 is after consideration of the offsetting effect of approximately $1.0 billion from foreign exchange contracts in place for the month of September 30, 2015. These reasonably possible adverse changes in exchange rates of 20% were applied to total monetary assets and liabilities denominated in currencies other than the local currencies at the balance sheet dates to compute the adverse impact these changes would have had on our income before income taxes in the near term.
Interest Rate Risk
Our investment strategy is to achieve a return that will allow us to preserve capital and maintain liquidity requirements. We invest primarily in U.S. government and its agency securities, money market and other funds, fixed-income bond funds, corporate debt securities, mortgage-backed securities, debt instruments issued by foreign governments, municipal securities, time deposits, and asset backed securities. By policy, we limit the amount of credit exposure to any one issuer. Our investments in both fixed rate and floating rate interest earning securities carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates, while floating rate securities may produce less income than predicted if interest rates fall. As of September 30, 2015, unrealized losses on our marketable debt securities were primarily due to temporary interest rate fluctuations as a result of higher market interest rates compared to the fixed interest rates on our debt securities. We account for both fixed and variable rate securities at fair value with changes on gains and losses recorded in AOCI until the securities are sold. We use interest rate derivative contracts to hedge realized gains and losses on our securities. These derivative contracts are accounted for at fair value with changes in fair value recorded in interest and other income, net.
We considered the historical volatility of interest rates and determined that it was reasonably possible that an adverse change of 100 basis points could be experienced in the near term. A hypothetical 1.00% (100 basis points) increase in interest rates would have resulted in a decrease in the fair values of our marketable securities and interest rate derivative contracts of approximately $1.3 billion as of September 30, 2015.

Table of Contents	Google Inc.

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
Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2015, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Table of Contents	Google Inc.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
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

Table of Contents	Google Inc.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOOGLE INC.
October 29, 2015	By:	/s/ RUTH PORAT
Ruth Porat
Senior Vice President and Chief Financial Officer
(Principal financial officer and duly authorized signatory)

Table of Contents	Google Inc.

EXHIBIT INDEX

Exhibit Number		Description	Incorporated by reference herein
			Form	Date
10.01	*	Google Restricted Stock Unit Amendment Agreement between Google Inc. and Omid Kordestani dated September 9, 2015
31.01	*	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	*	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	‡	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS		XBRL Instance Document
101.SCH		XBRL Taxonomy Extension Schema Document
101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF		XBRL Taxonomy Extension Definition Linkbase Document
101.LAB		XBRL Taxonomy Extension Label Linkbase Document
101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document
____________________

*	Filed herewith.

‡	Furnished herewith.